Form 10-Q
period 2012-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2012-12-07
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd., Suite 200 Virginia Beach. Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)

(757) 627-9088

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 6, 2012, there were 3,301,502 shares of common stock, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

PART I – FINANCIAL INFORMATION

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Unaudited Pro Forma Condensed Consolidated Financial Statements

Wheeler Real Estate Investment Trust, Inc. (the “Trust”) is a Maryland corporation formed on June 23, 2011 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Jon S. Wheeler and/or his affiliates, including certain entities controlled by Plume Street Financial, LLC (“PSF”). In conjunction with acquiring the various entities, the Trust filed a Registration Statement with the Securities and Exchange Commission (“SEC”) on Form S-11 (“Registration Statement”) in order to complete an initial public offering (the “offering”). On October 23, 2012, the Trust’s Registration Statement became effective and the common stock was priced at $5.25. On November 16, 2012, the Trust closed the offering by selling 3,016,045 shares of common stock at $5.25 per share, generating approximately $15.83 million in gross proceeds. Additionally, the formation transactions as described in our Registration Statement and in this Quarterly Report on Form 10-Q (the “Form 10-Q”) (the “formation transactions”) were executed. The pro forma effect of the executed offering and the formation transactions on the financial statements is presented below. You should read the information below along with all other financial information and analysis presented in this Form 10-Q and the Registration Statement, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; the Wheeler Real Estate Investment Trust, Inc. and Affiliates historical financial statements and related notes; and the historical financial statements and related notes of the PSF Entities.

Wheeler Real Estate Investment Trust, L.P. (our “Operating Partnership”) was formed as a Virginia limited partnership on April 5, 2012. All operations will primarily be carried out through our Operating Partnership. The Trust, as the sole general partner of our Operating Partnership, will have control of our Operating Partnership. Accordingly, the Trust will consolidate the assets, liabilities and results of operations of our Operating Partnership.

Wheeler Real Estate Investment Trust, Inc. and Affiliates includes the Trust, the Operating Partnership and the entities owned and/or controlled by Mr. Wheeler and/or his affiliates, which in turn own controlling interests in five properties (together with its combined entities, the “Predecessor”, the “Company”, “WHLR and Affiliates” or the “Controlled Entities”). Accordingly, the contribution of or acquisition by merger of interests in the Controlled Entities is being accounted for as a transaction between entities under common control and, therefore, the acquisition of interests in each of the Controlled Entities will be recorded at our historical cost. In conjunction with the offering and related formation transactions, the Company acquired the noncontrolling interests in entities owning three properties that are currently controlled by PSF (“PSF Entities” or “Noncontrolled Entities”), of which Mr. Wheeler is a 50% partner. The entities and respective properties party to the transactions are as follows:

Controlled Entities (Predecessor):

Wheeler Real Estate Investment Trust, Inc.

DF-1 Carrollton, LLC – The Shoppes at Eagle Harbor (Carrollton, VA)

Lynnhaven Parkway Associates, LLC – Monarch Bank Building (Virginia Beach, VA)

North Pointe Investors, LLC – North Pointe Crossing/Amscot Building (Tampa, FL)

Riversedge Office Associates, LLC – Riversedge North (Virginia Beach, VA)

Walnut Hill Plaza Associates, LLC – Walnut Hill Plaza (Petersburg, VA)

Noncontrolled Entities:

Lumber River Associates, LLC – Lumber River Village (Lumberton, NC)

Perimeter Associates, LLC – Perimeter Square (Tulsa, OK)

Tuckernuck Associates, LLC – Shoppes at TJ Maxx (Richmond, VA)

We determined that Walnut Hill Plaza Associates, LLC is the acquirer for accounting purposes as it represents the largest of the five entities in both asset size and total revenues and the exchange of equity interests related to this entity results in the largest number of common units being received by Mr. Wheeler and its other investors. Since Mr. Wheeler does not own a controlling interest in the PSF Entities, the acquisition of the Noncontrolled Entities listed above will be accounted for as an acquisition under the purchase accounting method and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The fair value of these assets and liabilities has been allocated in accordance with Accounting Standards Codification (“ASC”) section 805-10, Business Combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. We estimated the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible lease assets and liabilities (consisting of acquired above-market leases, acquired in-place lease value, and acquired below-market leases) and assumed debt.

The value allocated to in-place leases is amortized over the related lease term and reflected as depreciation and amortization. The value of above- and below-market in place leases are amortized over the related lease term and reflected as either an increase (for below-market leases) or a decrease (for above-market leases) to rental income. The fair value of the debt assumed is determined using current market interest rates for comparable debt financings. The estimated purchase price of the Noncontrolled Entities for pro forma purposes is based on a relative equity evaluation analysis of the properties which incorporates cash flows and outstanding mortgage debt of the properties.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Unaudited Pro Forma Condensed Consolidated Financial Statements

The following unaudited pro forma condensed consolidated financial information sets forth:

•

the historical financial information of the Predecessor as of and for the nine months ended September 30, 2012 (unaudited) and for the year ended December 31, 2011 as derived from the financial statements of WHLR and Affiliates;

•

the fair value balance sheet for the PSF Entities as of September 30, 2012 and the historical results of operations for the nine months ended September 30, 2012 (unaudited) and for the year ended December 31, 2011;

•

pro forma adjustments related to executing the November 16, 2012 formation transactions by the Predecessor as of September 30, 2012 for purposes of the unaudited pro forma condensed consolidated balance sheet and as of January 1, 2011 for purposes of the unaudited pro forma condensed consolidated statements of operations; and

•

pro forma adjustments related to the November 16, 2012 initial public offering as if the transaction was completed as of September 30, 2012 for purposes of the unaudited pro forma condensed consolidated balance sheet and as of January 1, 2011 for purposes of the unaudited pro forma condensed consolidated statements of operations.

The properties in our portfolio have not been reassessed for property tax purposes as a result of the offering and formation transactions. However, the properties may be reassessed in the future which may result an increase property taxes. Given the uncertainty of the amounts involved, we have not included any property tax increase in our pro forma financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Unaudited Pro Forma Condensed Consolidated Balance Sheet

September 30, 2012

	WHLR and Affiliates (Predecessor)	PSF Entities (1)		Combined Before Offering and Other Formation Transactions	Formation and Offering Transactions		Post Formation/Offering Consolidated Entity

ASSETS:
Net investment properties	$12,684,050	$22,809,690	(1)	$35,493,740	$—		$35,493,740
Cash and cash equivalents	53,632	74,036	(2)	127,668	13,512,120	(5)	7,352,504
					(2,979,868	) (2)
					(1,203,204	) (2)
					(1,782,337	) (6)
					(321,875	) (7)
Tenant and other receivables	622,775	95,851	(1)	718,626	—		718,626
Deferred costs, reserves, intangibles and other assets	1,250,773	1,849,139	(1)	3,099,912	(1,382,476	) (8)	1,717,436

Total Assets	$14,611,230	$24,828,716		$39,439,946	$5,842,360		$45,282,306

LIABILITIES:
Mortgages and other indebtedness	$11,953,896	$13,571,168	(1)	$25,525,064	$(321,875	) (7)	$25,203,189
Accounts payable, accrued expenses and other liabilities	1,316,913	223,596	(1)	1,540,509	(1,127,855	) (9)	412,654
Above/(below) market lease intangibles	—	3,156,441	(1)	3,156,441	—		3,156,441
Due to (from) related parties	1,068,712	83,793	(1)	1,152,505	(1,062,890	) (6)	89,615

Total Liabilities	14,339,521	17,034,998		31,374,519	(2,512,620)		28,861,899

Commitments and contingencies	—	—		—	—		—

EQUITY:
Preferred stock	999,000	—		999,000	(999,000	) (10)	—
Members’ equity	2,755,675	7,793,718		10,549,393	(10,549,393	) (3)	—
Common stock	—	—		—	33,015	(11)	33,015
Additional paid-in capital	—	—		—	14,223,484	(12)	14,223,484
Accumulated deficit	(3,482,966)	—		(3,482,966)	(719,447	) (6)	(4,691,271)
					(488,858	) (4)
Noncontrolling interest	—	—	(1)(2)	—	4,813,850	(2)	6,855,179
					2,041,329	(4)

Total Equity	271,709	7,793,718		8,065,427	8,354,980		16,420,407

Total Liabilities and Equity	$14,611,230	$24,828,716		$39,439,946	$5,842,360		$45,282,306

See accompanying notes and management’s assumptions to unaudited pro forma condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Nine Months Ended September 30, 2012

WHLR and Affiliates (Predecessor)	PSF Entities	Combined Before Formation/Offering Transactions	Formation and Offering Transactions	Post Offering Consolidated Entities

REVENUE:
Minimum rent	$1,197,798	$1,571,849	$2,769,647	$465,336	(13)	$3,234,983
Percentage of sales rent	1,054	16,612	17,666	—	17,666
Tenant reimbursements	292,656	392,067	684,723	—	684,723
Other income	12,878	89,902	102,780	—	102,780

Total Revenue	1,504,386	2,070,430	3,574,816	465,336	4,040,152

OPERATING EXPENSES:
Property operating	210,109	323,297	533,406	—	533,406
Depreciation and amortization	556,452	393,004	949,456	566,067	(14)	1,515,523
Real estate taxes	80,204	139,736	219,940	—	219,940
Repairs and maintenance	41,995	45,186	87,181	—	87,181
Advertising and promotion	3,381	3,644	7,025	—	7,025
Provision for credit losses	—	45,805	45,805	—	45,805
Corporate general & administrative	757,073	194,361	951,434	—	951,434	(16)
Other	27,200	45,741	72,941	—	72,941

Total Operating Expenses	1,676,414	1,190,774	2,867,188	566,067	3,433,255

Operating Income	(172,028)	879,656	707,628	(100,731)	606,897

Interest expense	(593,496)	(641,076)	(1,234,572)	41,191	(15)(17)	(1,193,381)

Net Income (Loss)	$(765,524)	$238,580	$(526,944)	$(59,540)	(586,484)

Net loss allocated to noncontrolling interests	(201,963)

Net loss allocated to common stockholders	$(384,521)

Pro forma loss per share:
Basic	$(0.12)

Diluted	$(0.12)

Pro forma weighted-average number of shares:
Basic	3,301,502

Diluted	3,301,502

See accompanying notes and management’s assumptions to unaudited pro forma condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Unaudited Pro Forma Condensed Consolidated Statement of Operations

Year Ended December 31, 2011

WHLR and Affiliates (Predecessor)	PSF Entities	Combined Before Formation/Offering Transactions	Formation and Offering Transactions	Post Offering Consolidated Entities

REVENUE:
Minimum rent	$1,458,083	$2,015,843	$3,473,926	$673,342	(13)	$4,147,268
Percentage of sales rent	6,525	17,230	23,755	—	23,755
Tenant reimbursements	329,452	479,704	809,156	—	809,156
Other income	131,217	19,668	150,885	—	150,885

Total Revenue	1,925,277	2,532,445	4,457,722	673,342	5,131,064

OPERATING EXPENSES:
Property operating	352,508	493,077	845,585	—	845,585
Depreciation and amortization	744,931	564,657	1,309,588	714,104	(14)	2,023,692
Real estate taxes	104,555	188,666	293,221	—	293,221
Repairs and maintenance	63,253	164,009	227,262	—	227,262
Advertising and promotion	27,580	18,804	46,384	—	46,384
Provision for credit losses	20,000	17,195	37,195	—	37,195
Corporate general & administrative	321,178	—	321,178	—	321,178	(16)
Other	39,902	73,967	113,869	—	113,869

Total Operating Expenses	1,673,907	1,520,375	3,194,282	714,104	3,908,386

Operating Income	251,370	1,012,070	1,263,440	(40,762)	1,222,678

Interest expense	(805,969)	(866,376)	(1,672,345)	82,383	(15)(17)	(1,589,962)

Net Income (Loss)	$(554,599)	$145,694	$(408,905)	$41,621	(367,284)

Net loss allocated to noncontrolling interests	(126,479)

Net loss allocated to common stockholders	$(240,805)

Pro forma loss per share:
Basic	$(0.07)

Diluted	$(0.07)

Pro forma weighted-average number of shares:
Basic	3,301,502

Diluted	3,301,502

See accompanying notes and management’s assumptions to unaudited pro forma condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes and Management’s Assumptions to Unaudited Pro Forma

Condensed Consolidated Financial Statements

A.	Basis of Presentation

The accompanying unaudited pro forma condensed consolidated financial statements are presented to reflect:

•	the effect of closing the initial public offering and formation transactions that occurred on November 16, 2012;

•	the fair value of the PSF Entities as accounted for under the purchase method of accounting in accordance with ASC Section 805, Business Combinations;

•

the contribution of the net proceeds of the Company’s initial public offering, after the payment of the placement fee and costs relating to the offering, assuming the issuance of 3,016,045 shares of $0.01 par value common stock at $5.25;

•

with the exception of The Shoppes at Eagle Harbor property, the contribution to the Operating Partnership of the partnership interests of the Prior Investors in the limited liability companies that directly or indirectly own the respective properties;

•	the conversion of 249,750 shares of total preferred stock currently outstanding into 285,457 shares of common stock based on the $5.25 offering price;

•

using approximately $1.78 million of the net proceeds of this offering to directly purchase 100% of the partnership interests of DF-1 Carrollton, LLC, which currently owns The Shoppes at Eagle Harbor property, one of the original eight properties in our operating portfolio; and

•	using approximately $321,875 of the net proceeds of this offering to repay outstanding indebtedness and the corresponding impact on interest expense.

The unaudited pro forma condensed consolidated balance sheet assumes the formation transactions occurred on September 30, 2012. The unaudited pro forma condensed consolidated statements of operations assume the formation transactions occurred on January 1, 2011. The unaudited pro forma condensed consolidated balance sheet is presented for illustrative purposes only and is not necessarily indicative of what the actual financial position would have been had the transactions referred to above occurred on September 30, 2012, nor does it purport to represent the future financial position of the Company. The unaudited pro forma condensed consolidated statements of operations are presented for illustrative purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions referred to above occurred on January 1, 2011, nor does it purport to represent the future results of operations of the Company. In the opinion of management, all material adjustments have been made to reflect the effects of transactions referred to above.

B.	Management’s Assumptions to the Unaudited Pro Forma Condensed Consolidated Balance Sheet

(1)	Represents the PSF Entities at fair values. Fair values include necessary adjustments to the carrying values of the PSF Entities as presented below. The pro forma adjustments reflect the initial allocation of the estimated fair values and will be finalized subsequent to consummation of the transactions.

	Fair Value	Carrying Value	Purchase Accounting Adjustment Increase/(Decrease)

Assets Acquired:
Investment property	$22,809,690	$12,165,507	$10,644,183
Accounts receivable and other assets	778,608	1,127,821	(349,213)
Other lease intangibles	1,240,418	275,456	964,962

Assets acquired	24,828,716	13,568,784	11,259,932

Liabilities Assumed:
Mortgage debt	13,571,168	13,287,370	283,798
Accounts payable, accrued expenses and other liabilities	307,389	307,389	—
Above/(below) market leases	3,156,441	—	3,156,441

Liabilities assumed	17,034,998	13,594,759	3,440,239

Fair value of net assets acquired	$7,793,718	$(25,975)	$7,819,693

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes and Management’s Assumptions to Unaudited Pro Forma

Condensed Consolidated Financial Statements

(2)	The following summarizes the estimated consideration to be paid and the fair values of assets acquired and liabilities assumed in conjunction with the Predecessor acquiring the PSF Entities, along with a description of the methods used to determine fair value. In estimating fair values, we considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and our knowledge of the current acquisition market for similar properties.

Estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$22,809,690
Tenant and other receivables and other assets (b)	778,609
Other lease intangibles (c)	1,240,417
Mortgage debt (d)	(13,571,168)
Accounts payable, accrued expenses and other liabilities (e)	(307,389)
Above/(below) market leases (f)	(3,156,441)

Fair value of net assets acquired	$7,793,718

Estimated purchase consideration:
Estimated consideration paid with common units	$4,813,850
Estimated consideration paid with cash	2,979,868

Total estimated consideration (g)	$7,793,718

a.	Represents the estimated fair value of the net investment properties acquired which includes land, buildings, site improvements, tenant improvements and in place leases. The fair value was estimated using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values;

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates; and

iv.	the income approach valuation methodology for in place leases which considered estimated market rental rates, expenses reimbursements and time required to replace leases.

b.	Represents the estimated fair value of tenant and other receivables and other current assets. It was determined that carrying value approximated fair value for all amounts in these categories.
c.	Represents the estimated fair value of other lease intangibles which includes leasing commissions and legal and marketing fees associated with replacing existing leases. The income approach was used to estimate the fair value of these intangible assets which included estimated market rates and expenses.
d.	Represents the estimated fair value of mortgages payable which was calculated by performing a discounted cash flow analysis on debt service using current prevailing market interest on comparable debt.
e.	Represents the estimated fair value of accounts payable, accrued expenses and other liabilities. It was determined that carrying value approximated fair value for all amounts in these categories.
f.	Represents the estimated fair value of above/(below) market leases. The income approach was used to estimate the fair value of above/(below) market leases using market rental rates for similar properties.
g.	Represents the estimated components of purchase consideration to be paid. The total negotiated consideration was based on a relative equity evaluation analysis of the properties which incorporates cash flows and outstanding mortgage debt of the properties. Other factors considered included, but were not limited to, the prevailing cap rates in the market, the property types, occupancy and location. The breakdown of consideration between common units and cash was estimated based on the contribution agreements received from existing investors indicating their preferences regarding their equity interests in the formation transactions. The consideration paid in common units assumes the issuance of 916,923 units at the $5.25 per share price of the offering.

(3)	Represents the elimination of the members’ equity for the combined entities as of September 30, 2012.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes and Management’s Assumptions to Unaudited Pro Forma

Condensed Consolidated Financial Statements

(4)	Represents the transfer of ownership interests for the Predecessor. Amounts include cash paid to its investors of $1.20 million for their ownership interests of which $488,858 represents a dividend and $714,347 represents a return of capital. Accordingly, the original members’ equity of $2.76 million for the five entities under common control less the $714,347 return of capital results in a noncontrolling interest of $2.04 million. Prior investors of the Predecessor electing to convert their interests will receive 817,141 common units.

(5)	Represents the estimated net offering proceeds calculated as follows:

Gross proceeds from the sale of 3,016,045 common shares at $5.25	$15,834,236
Less: Payment of offering costs outstanding at September 30, 2012 (a)	(1,127,855)
Less: Placement fee and other offering costs incurred (b)	(1,194,261)

Net cash proceeds from offering	$13,512,120

a.	Represents outstanding legal, accounting and other offering costs balances due as of September 30, 2012.
b.	Represents the actual additional underwriter placement fee, legal, and other offering costs incurred prior to and at closing of the offering.

(6)	Reflects using approximately $1.78 million of the net proceeds to directly purchase 100% of the partnership interests of DF-1 Carrollton, LLC, which currently owns The Shoppes at Eagle Harbor property, of which approximately $1.13 million will offset a related party payable to the owner and approximately $719,400 will be deemed a dividend.

(7)	Reflects using approximately $321,875 of the net proceeds of this offering to repay outstanding indebtedness.

(8)	Represents deferred offering costs recorded as of September 30, 2012 that will be offset against equity upon completion of the offering.

(9)	Represents amounts due on offering costs incurred as of September 30, 2012 to be paid out of offering cash on hand and/or offering proceeds.

(10)	Represents adjustment required to eliminate the preferred stock when it is converted into common stock.

(11)	Represents 3,301,502 shares of $0.01 par value common stock, consisting of the 3,016,045 of common shares sold in the offering and the 249,750 shares of preferred shares converted into 285,457 of common shares based on the $5.25 offering price.

(12)	Represents the net additional paid-in capital generated from the offering transactions as follows:

Sale of 3,016,045 shares of $0.01 par value common stock at an estimated price of $5.25 per share	$15,834,236
Add: Conversion of preferred stock into common stock	999,000
Less: Par value of common stock issued	(33,015)
Less: Deferred offering costs incurred as of September 30, 2012	(1,382,476)
Less: Placement fee and other offering costs to be incurred	(1,194,261)

Additional paid-in capital	$14,223,484

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes and Management’s Assumptions to Unaudited Pro Forma

Condensed Consolidated Financial Statements

C.	Management’s Assumptions to the Unaudited Pro Forma Condensed Consolidated Statements of Operations

(13)	Represents amortization expense resulting from the fair value adjustment recorded for above/(below) market leases which are being amortized on a straight-line basis over 5 years which approximates the estimated average life of the existing leases.

(14)	Represents incremental depreciation and amortization expense resulting from the fair value adjustment recorded for net investment properties which are being depreciated on a straight-line basis over their estimated useful lives in accordance with the Company’s depreciation and amortization policy.

(15)	Includes amortization expense of $46,037 and $61,383 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, resulting from the fair value adjustment recorded for mortgage debt that is being amortized on a straight-line basis over the remaining term of the related mortgage debt which approximates the interest method. Also includes estimated reductions in interest expense of $15,800 and $21,000 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, resulting from the repayment of approximately $321,875 of the outstanding debt with the offering proceeds.

(16)	The operating expenses do not include additional anticipated annualized costs associated with becoming a publicly traded company of approximately $100,000 and $700,000 for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. Additional expenses would include contractual fees to be paid WHLR Management to manage the Company, directors fees, Director’s and Officer’s insurance, investor relations costs, NASDAQ listing fees and transfer agent fees.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Combined Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS:
Investment properties, at cost	$15,813,232	$15,789,542
Less accumulated depreciation and amortization	3,129,182	2,618,324

	12,684,050	13,171,218

Cash and cash equivalents	53,632	104,007
Receivables:
Rents and other tenant receivables, net	73,085	82,849
Rents and other tenant receivables due from related parties, net	221,489	128,790
Unbilled rent	328,201	360,952
Deferred costs and other assets	1,250,773	977,080

Total Assets	$14,611,230	$14,824,896

LIABILITIES:
Mortgages and other indebtedness	$11,953,896	$12,136,083
Accounts payable, accrued expenses and other liabilities	1,316,913	846,742
Due to related parties	1,068,712	1,172,746

Total Liabilities	14,339,521	14,155,571

Commitments and contingencies (Note 8)	—	—

EQUITY:
Convertible preferred stock (no par value, 500,000 shares authorized, 249,500 and 126,250 shares issued and outstanding, respectively)	999,000	505,000
Common stock ($0.01 par value, 15,000,000 shares authorized, no shares issued and outstanding)	—	—
Capital contributions	2,755,675	2,755,675
Accumulated deficit	(3,482,966)	(2,591,350)

Total Equity	271,709	669,325

Total Liabilities and Equity	$14,611,230	$14,824,896

See accompanying notes to combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Combined Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Minimum rent	$401,007	$341,645	$1,197,798	$1,048,138
Percentage of sales rent	1,054	6,525	1,054	6,525
Tenant reimbursements	82,307	72,967	292,656	239,646
Other income	4,359	107,863	12,878	112,480

Total Revenue	488,727	529,000	1,504,386	1,406,789

OPERATING EXPENSES:
Property operating	75,529	109,281	210,109	256,168
Depreciation and amortization	184,933	185,100	556,452	555,299
Real estate taxes	26,712	24,795	80,204	74,770
Repairs and maintenance	15,245	22,455	41,995	44,759
Advertising and promotion	568	11,403	3,381	33,174
Provision for credit losses	—	20,000	—	20,000
Corporate general & administrative	344,335	189,725	757,073	189,725
Other	9,498	11,106	27,200	26,319

Total Operating Expenses	656,820	573,865	1,676,414	1,200,214

Operating Income (Loss)	(168,093)	(44,865)	(172,028)	206,575

Interest expense	(198,049)	(185,937)	(593,496)	(592,555)

Net Loss	$(366,142)	$(230,802)	$(765,524)	$(385,980)

See accompanying notes to combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Combined Statements of Equity

	Preferred Stock		Capital
	Shares	Value	Contributions	Accumulated Deficit	Total

Balance, December 31, 2011	126,250	$505,000	$2,755,675	$(2,591,350)	$669,325

Net proceeds from issuance of preferred stock	123,500	494,000	—	—	494,000

Equity distributions	—	—	—	(126,092)	(126,092)

Net loss	—	—	—	(765,524)	(765,524)

Balance, September 30, 2012 (unaudited)	249,750	$999,000	$2,755,675	$(3,482,966)	$271,709

See accompanying notes to combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Combined Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,524)	$(385,980)
Adjustments to reconcile combined net loss to net cash provided by operating activities
Depreciation and amortization	556,452	555,299
Provision for doubtful accounts	—	20,000
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(82,934)	(96,416)
Unbilled rent	32,750	75,613
Other assets	468	(9,936)
Accounts payable, accrued expenses and other liabilities	286,393	16,999

Net cash from operating activities	27,605	175,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,690)	(33,670)

Net cash from investing activities	(23,690)	(33,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(126,092)	(190,168)
Proceeds from sales of preferred stock	494,000	505,000
Deferred offering costs	(135,977)	(176,200)
Net proceeds from related parties	(104,034)	(115,390)
Mortgage indebtedness proceeds	—	—
Mortgage indebtedness principal payments	(182,187)	(151,902)

Net cash from financing activities	(54,290)	(128,660)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,375)	13,249
CASH AND CASH EQUIVALENTS, beginning of period	104,007	199,637

CASH AND CASH EQUIVALENTS, end of period	$53,632	$212,886

Supplemental Disclosures:

Other Cash Transactions:
Cash paid for interest	$607,963	$604,385

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements

1.	Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Jon S. Wheeler and/or his affiliates, including certain entities controlled by Plume Street Financial, LLC. In conjunction with acquiring the various entities, the Trust filed a Registration Statement with the SEC in order to complete an initial public offering. On October 23, 2012, the Trust’s Registration Statement became effective and the common stock was priced at $5.25. On November 16, 2012, the Trust closed the offering by selling 3,016,045 shares of common stock at $5.25 per share, generating approximately $15.83 million in gross proceeds.

The Company used approximately $2.54 million to cover offering expenses, approximately $4.18 million to cash-out prior investors in the properties, $1.78 million of the net proceeds of the offering to directly purchase The Shoppes at Eagle Harbor and approximately $322,000 to repay the outstanding indebtedness on the Amscot Building. Additionally, the Company adopted the 2012 Share Incentive Plan which established a pool for share options for the Company’s employees. This pool contains options to purchase 500,000 shares of the Company’s common stock. The options will vest at a rate of 20% per year for five years and have a per share exercise price equal to the fair market value of one of the Company’s common shares on the date of grant. No options have been awarded under this plan.

Wheeler Real Estate Investment Trust, L.P., our Operating Partnership, was formed as a Virginia limited partnership on April 5, 2012. All operations will primarily be carried out through our Operating Partnership. The Trust, as the sole general partner of our Operating Partnership, controls our Operating Partnership. Accordingly, the Trust will consolidate the assets, liabilities and results of operations of our Operating Partnership. The Trust contributed substantially all of the net proceeds from the offering to the Operating Partnership in exchange for Operating Partnership units therein. The Trust’s interest in the Operating Partnership will generally entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Trust’s percentage ownership. As the sole general partner of the Operating Partnership, the Trust will generally have the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners.

Wheeler Real Estate Investment Trust, Inc. and Affiliates currently includes the Trust, the Operating Partnership and the entities owned and/or controlled by Mr. Wheeler and/or his affiliates, which in turn own controlling interests in five properties. Accordingly, the contribution of or acquisition by merger of interests in the Controlled Entities was accounted for as a transaction between entities under common control and, therefore, the acquisition of interests in each of the Controlled Entities was recorded at our historical cost. In conjunction with the offering and related formation transactions, the Company acquired the noncontrolling interests in entities owning three properties that are currently controlled by Plume Street Financial, of which Mr. Wheeler is a 50% partner. The value of the consideration paid to each of the PSF Entities’ prior investors was based upon the terms of the applicable contribution agreement among the Operating Partnership, on the one hand, and the PSF Entities’ investor or investors, on the other hand, and was determined based on a relative equity valuation analysis of the PSF Entities. In exchange for contributing their interests in the PSF Entities, the PSF Entities’ investors received an aggregate of $2.98 million and 916,923 common units.

The entities and respective properties party to the transactions are as follows:

Wheeler Real Estate Investment Trust, Inc. and Affiliates (Controlled Entities and Predecessor):

Wheeler Real Estate Investment Trust, Inc.

DF-1 Carrollton, LLC – The Shoppes at Eagle Harbor (Carrollton, VA)

Lynnhaven Parkway Associates, LLC – Monarch Bank Building (Virginia Beach, VA)

North Pointe Investors, LLC – North Pointe Crossing/Amscot Building (Tampa, FL)

Riversedge Office Associates, LLC – Riversedge North (Virginia Beach, VA)

Walnut Hill Plaza Associates, LLC – Walnut Hill Plaza (Petersburg, VA)

PSF Entities (Noncontrolled Entities):

Lumber River Associates, LLC – Lumber River Village (Lumberton, NC)

Perimeter Associates, LLC – Perimeter Square (Tulsa, OK)

Tuckernuck Associates, LLC – Shoppes at TJ Maxx (Richmond, VA)

The combined financial statements of the PSF Entities are included elsewhere in this Form 10-Q.

We determined that Walnut Hill Plaza Associates, LLC is the acquirer for accounting purposes as it represents the largest of the five entities in both asset size and total revenues and the exchange of equity interests related to this entity results in the largest number of common units being received by Mr. Wheeler and its other investors. Since Mr. Wheeler does not own a controlling interest in the PSF Entities, the acquisition of the Noncontrolled Entities listed above were accounted for as an acquisition under the purchase accounting method and recognized at the estimated fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The fair value of these assets and liabilities has been allocated in accordance with ASC section 805-10, Business Combinations. Our methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed is based on estimated fair values, replacement cost and appraised values. We estimated the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible lease assets and liabilities (consisting of acquired above-market leases, acquired in-place lease value, and acquired below-market leases) and assumed debt.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

1.	Organization and Basis of Presentation and Consolidation (continued)

The Company prepared the accompanying combined financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. Accordingly, the Company relied on GAAP applicable to transactions between entities under common control when preparing the accompanying combined financial statements. In accordance with these principles, the Company prepared the accompanying combined financial statements using historical accounting records and has included the historical financial position, results of operations and cash flows applicable under GAAP. All material balances and transactions between the combined entities of the Company have been eliminated.

The Company was formed with the principle objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood, grocery-anchored, community and free-standing retail properties. Its strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. The Company will target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and select retailers that offer necessity and value oriented items and generate regular consumer traffic. The Company’s tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

Upon consummation of the offering and formation transactions, the Company’s portfolio was comprised of five retail shopping centers, two free-standing retail properties, and one office building. Five of these properties are located in Virginia, one is located in Florida, one is located in North Carolina and one is located in Oklahoma. The Company’s portfolio when combined with the PSF Entities had total net rentable space of 348,490 square feet and an occupancy level of approximately 92%.

2.	Summary of Significant Accounting Policies

Investment Properties

The Company records investment properties and related intangibles at cost less accumulated depreciation and amortization. Investment properties include both acquired and constructed assets. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extends the useful life, increases capacity or improves the efficiency of the asset. All other repair and maintenance costs are expensed as incurred. The Company capitalizes interest on projects during periods of construction until the projects reach the completion point that corresponds with their intended purpose.

The Company allocates the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the Company may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to in-place leases the Company determines to exist.

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 40 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Tenant allowances, tenant inducements and tenant improvements are amortized utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. The Company amortizes amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The Company also estimates the value of other acquired intangible assets, if any, and amortizes them over the remaining life of the underlying related intangibles.

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the nine months ended September 30, 2012 and 2011.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the nine months ended September 30, 2012 and 2011.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and cash equivalents and its trade accounts receivable. The Company places its cash and cash equivalents with institutions of high credit quality.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited coverage is separate from, and in addition to, the $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

The Company’s bank deposits were fully insured by the FDIC at September 30, 2012, based on specified coverage.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. Our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2012 and December 31, 2011, the Company’s allowance for uncollectible accounts totaled $72,200 (unaudited) and $72,200, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded bad debt expenses in the amount of $0 and $20,000, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the nine months ended September 30, 2012 and 2011, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consists primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	September 30, 2012	December 31, 2011
	(unaudited)

Lease origination costs, net	$142,070	$178,140
Financing costs, net	9,149	18,072
Deferred REIT costs	1,092,476	772,722
Other	7,078	8,146

Total Deferred Costs and Other Assets	$1,250,773	$977,080

Amortization of lease origination costs and in place leases represents a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. The Company accounts for in place lease assets as a component of the investment properties’ cost basis (See Note 4 “Investment Properties”). Future amortization of lease origination costs, financing costs and in place leases is as follows:

	Lease
For the Twelve Months Ending September 30, (unaudited)	Origination Costs	Financing Costs	In Place Leases

2013	$44,403	$6,964	$1,779
2014	35,257	2,185	1,779
2015	27,153	—	1,779
2016	16,316	—	1,779
2017	9,972	—	2,787
Thereafter	8,969	—	3,467

	$142,070	$9,149	$13,370

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2012 and 2011, the Company recognized percentage rents of $1,054 and $6,525, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. The Company did not recognize any lease termination fees during the nine months ended September 30, 2012 and 2011.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements. As a REIT, the Company will generally not be liable for federal corporate income taxes as long as it distributes 100% of its taxable income. Thus, the Company made no provision for federal income taxes for the REIT in the accompanying combined financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for four years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the nine months ended September 30, 2012 and 2011.

The Company’s income tax returns since 2008 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

Financial Instruments

The carrying amount of financial instruments included in assets and liabilities approximates fair market value due to their immediate or short-term maturity.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $3,381 and $33,174 for the nine months ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The FASB and the IASB have initiated a joint project to develop a new approach to lease accounting that would ensure that assets and liabilities arising under leases are recognized in the statement of financial position. This proposed amendment to Topic 840 of the FASB Accounting Standards Codification would require a lessor to apply either a performance obligation approach or a derecognition approach to account for the assets and liabilities arising from a lease, depending on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset during or after the expected term of the lease. We have not yet determined the effect of this proposed accounting proposal to the balance sheet.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

In October 2011, the FASB issued a proposed accounting standards update to Real Estate – Investment Property Entities (Topic 973). The amendments of this proposed update would provide accounting guidance for entities that meet the criteria to be an investment property entity. The amendment would also introduce additional presentation and disclosure requirements. Investment properties acquired by an investment property entity would initially be measured at transaction price, including related transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. In connection with this, a lessor of an investment property would not be required to apply the above mentioned proposed lessor accounting requirements for leases if the lessor measures its investment properties at fair value but would account for lease rental income on a straight line basis over the lease term unless another systematic basis is more representative of the time pattern in which benefit derived from the leased asset is diminished. We have not yet determined the impact of this proposed standard to the balance sheet.

In January 2012, the FASB issued a proposed ASC update to Topic 350, “Intangibles – Goodwill and Other; Testing Goodwill for Impairment.” This amendment would give us the option to first assess qualitative factors to determine whether the existence of an event or circumstance indicates that it is more likely than not that indefinite-lived intangible assets are impaired before having to determine the fair value using the current quantitative approach. This ASC is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASC during fiscal 2012. We evaluate goodwill for impairment annually in conjunction with our year end closing procedures unless factors arise that would create the need to perform an evaluation during interim periods. For the nine months ended September 30, 2012 there were no factors that indicated any impairment. Accordingly, we will apply the concepts of this ASC during our next evaluation of goodwill.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

3.	Investment Properties

Investment properties consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Land	$2,925,277	$2,925,277
Buildings and improvements	12,874,585	12,849,561
In place leases	13,370	14,704

Investment properties at cost	15,813,232	15,789,542
Less accumulated depreciation and amortization	(3,129,182)	(2,618,324)

Investment properties at cost, net	$12,684,050	$13,171,218

The Company’s depreciation and amortization expense was $184,933 and $185,100 for the three months ended September 30, 2012 and 2011, respectively. The Company’s depreciation and amortization expense was $556,452 and $555,299 for the nine months ended September 30, 2012 and 2011, respectively.

All of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

4.	Mortgage Loans Payable

The Company’s mortgage loans payable consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Mortgage term loan (The Shoppes at Eagle Harbor); payable in monthly principal and interest installments of $30,863; interest rate fixed at 6.20%; secured by real estate; matured April 2012 and was extended to December 30, 2012 to accommodate the renewal process.	$3,935,688	$4,024,629

Mortgage term loan (Monarch Bank Building); interest only payable monthly at a fixed rate of 7.00%; secured by real estate; matures December 2012.	2,044,462	2,044,462

Mortgage term loan (Amscot Building); payable in monthly principal and interest installments of $4,634; interest rate fixed at 6.50%; secured by real estate; matures April 2014.	323,193	348,171

Mortgage term loan (Riversedge North); payable in monthly principal and interest installments of $13,556; interest rate fixed at 6.00%; secured by real estate; matures April 2013.	2,106,890	2,131,678

Mortgage term loan (Walnut Hill Plaza); payable in monthly principal and interest installments of $25,269; interest rate fixed at 6.75%; secured by real estate; matures April 2014.	3,543,663	3,587,143

Total Mortgage Loans Payable	$11,953,896	$12,136,083

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2012 are as follows:

Twelve Months Ending September 30, (unaudited)

2013	$8,185,056
2014	3,768,840
2015	—
2016	—
2017	—
Thereafter	—

Total principal maturities	$11,953,896

5.	Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2012 are as follows:

Twelve Months Ending September 30, (unaudited)

2013	$1,587,456
2014	1,401,399
2015	1,257,354
2016	1,078,687
2017	900,759
Thereafter	511,602

$6,737,257

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

6.	Equity

Equity currently consists of partnership interests in the Company’s five properties (see Note 1). The Company has authority to issue 15,500,000 of stock, consisting of 15,000,000 shares of $0.01 par value Common Stock and 500,000 shares of Series A Convertible Preferred Stock. The Board of Directors (once formed), with the approval of a majority of the entire Board and without an action by the stockholders of the Company, may amend the charter to increase or decrease the aggregate number of common shares available. Additionally, the Company’s Board may authorize the issuance of shares of its stock of any class or securities convertible into shares of its stock of any class. During the nine months ended September 30, 2012, the Company issued 123,500 shares of Series A Convertible Preferred Stock at $4.00 per share generating $494,000 in proceeds to cover anticipated offering expenses to be incurred prior to closing. All outstanding preferred stock shares were converted into shares of common stock upon completion of the offering at a conversion rate of $4.00 divided by 66.66% of the offering price.

Contemporaneously with executing the offering and formation transactions, the prior investors received cash or common units in exchange for their interests in the ownership entities. The value of the consideration paid to each of the prior investors in the formation transactions was based upon the terms of the applicable contribution agreement among the Operating Partnership and the prior investor(s), and was determined based on a relative equity valuation analysis of all of the properties included in the Company’s portfolio and the property management business. The common units issued in exchange for each property’s ownership interest will be convertible into common stock 180 days after the offering prospectus became effective.

7.	Commitments and Contingencies

Lease Commitments

As of September 30, 2012, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $5,900 and $8,800 during the nine months ended September 30, 2012 and 2011, respectively.

Future minimum lease payments due under the ground lease, including applicable automatic extension options, are as follows (unaudited):

Twelve Months Ending September 30,

2013	$12,000
2014	12,000
2015	14,307
2016	17,382
2017	20,600
Thereafter	656,905

$733,194

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of its properties. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

7.	Commitments and Contingencies (continued)

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic and Southeast, which markets represented approximately 94% and 6%, respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2012. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

The Company does not have any tenants that individually represent 10% or more of its combined total assets or 10% or more or its combined gross revenues. The following represent the Company’s properties that are components of its portfolio and which each individually represents 10% or more of the related property’s total assets or gross revenues:

		(Unaudited)
Property/Tenant	Location	Net Rentable Square Feet	Square Footage Leased		Annual Lease Payments	Expiration Date		Option Periods Remaining
			Amount	Percentage

Walnut Hill Plaza	Petersburg, VA	89,907
Tenant 1			15,000	16.68%	$73,800	2/28/2013		—
Tenant 2			14,812	16.47%	$97,759	2/29/2016		2
Tenant 3			11,780	13.10%	$106,020	3/31/2018		1
Tenant 4			9,875	10.98%	$45,425	7/30/2013		—

The Shoppes at Eagle Harbor	Carrollton, VA	23,303
Tenant 1			7,012	30.09%	$146,970	9/30/2015		4
Tenant 2			5,337	22.90%	$112,077	10/31/2016		1
Tenant 3			4,084	17.53%	$81,680	1/31/2014		2
Tenant 4			2,812	12.07%	$61,864	7/31/2014		—

Riversedge North	Virginia Beach, VA	10,550
Tenant 1			10,550	100.00%	$288,290	11/14/2017		4

Monarch Bank Building	Virginia Beach, VA	3,620
Tenant 1			3,620	100.00%	$224,910	12/31/2012	(1)	2

Amscot Building	Tampa, FL	2,500
Tenant 1			2,500	100.00%	$100,738	3/31/2020		3

(1)	The tenant has exercised one of its remaining five year options to extend the lease through December 31, 2017.

The Net Rentable Square Feet and square footage lease data in the above table has not been audited, but has been included in the above table because management believes that it is useful information.

Regulatory and Environmental

As the owner of the buildings on our properties, the Company could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if the Company does not comply with such laws, it could face fines for such noncompliance. Also, the Company could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the Company could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the Company’s tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the Company or its tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to the Company, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the Company’s operations. The Company is not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

Wheeler Real Estate Investment Trust, Inc. and Affiliates

Notes to Combined Financial Statements (Continued)

8.	Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and President, when combined with his affiliates and after the execution of the contemplated transactions, will represent the Company’s second largest stockholder. Wheeler Interests, LLC and its affiliates (Wheeler Interests), controlled by Mr. Wheeler, provide administrative services to the Company, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the Company’s administrative services agreement, Wheeler Interests’ responsibilities include administering the Company’s day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of the investments, and handling the disposition of the real estate investments. The Company also benefits from Wheeler Interests’ affiliates that specialize in retail real estate investment and management, including (i) Wheeler Development, LLC, a full service real estate development firm, (ii) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (iii) Wheeler Real Estate, LLC, a real estate management and administration firm, (iv) Site Applications, LLC, a full service facility company, equipped to handle all levels of building maintenance, and (v) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

Wheeler Interests leases the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease currently requires monthly base rent payments of $24,000 and provides for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimburses the Company for a portion of the property’s operating expenses and real estate taxes.

The following summarizes related party activity as of and for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011

Amounts paid to Wheeler Interests and its affiliates:
Wheeler Interests	$510,835	$246,311
Wheeler Development	—	11,672
Wheeler Real Estate	43,085	67,457
Site Applications	45,081	58,839
Creative Retail Works	—	5,621
TESR	18,062	13,934

	$617,063	$403,834

Amounts due to Wheeler Interests and its affiliates:
Wheeler Interests	$(2,699)	$1,257
Wheeler Development	(46,410)	38
Wheeler Real Estate	(23,285)	9,118
Site Applications	2,895	2,503
TESR	(1,805)	8,491
Jon Wheeler and affiliates	1,140,016	1,217,540

	$1,068,712	$1,238,947

Rent and reimbursement income received from Wheeler Interests	$307,300	$296,800

Rent and other tenant receivables due from Wheeler Interests	$221,489	$134,529

The amounts outstanding to Mr. Wheeler and Wheeler Interests at September 30, 2012 and 2011 primarily consisted of a payable due from The Shoppes at Eagle Harbor property to its owner, a company in which Mr. Wheeler holds a substantial investment and management position. This amount primarily consists of advances to the property for construction costs incurred to build the center in excess of what was financed through the lender, and for a subsequent $250,000 principal curtailment required by the lender in conjunction with converting the construction loan to permanent financing; the lender required this payment due to cap rate changes and other factors occurring subsequent to their original underwriting of the construction loan as a result of the economic downturn beginning in 2008. In conjunction with the formation transactions and offering, the REIT used approximately $1.78 million of the net proceeds to purchase The Shoppes at Eagle Harbor property from DF-1 Carrollton, LLC. Per the DF-1 Carrollton, LLC operating agreement, this transaction constituted a capital event, resulting in a distribution to DF-1 Carrollton, LLC, a portion of which went towards satisfying the outstanding amounts due from the property.

Upon completion of the offering and related formation transactions, properties that are owned by the Company through the Operating Partnership are currently owned directly or indirectly by partnerships, limited liability companies or corporations in which Mr. Wheeler and his affiliates, certain of the Company’s other directors and executive officers and their affiliates own a direct or indirect interest. Additionally, Mr. Wheeler will effectively control the Company in his role as President and Chairman of its board of directors. See additional disclosure regarding the offering and formation transactions in Note 1 of the combined financial statements.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Combined Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS:
Investment properties, at cost	$17,740,914	$17,740,914
Less accumulated depreciation and amortization	5,575,407	5,227,445

	12,165,507	12,513,469

Cash and cash equivalents	44,528	88,888
Receivables:
Rents and other tenant receivables, net	61,484	50,560
Unbilled rent	349,212	341,082
Due from related parties	—	—
Deferred costs and other assets	948,053	737,504

Total Assets	$13,568,784	$13,731,503

LIABILITIES:
Mortgages and other indebtedness	$13,287,370	$13,457,247
Accounts payable, accrued expenses and other liabilities	211,915	193,319
Due to related parties	95,474	130,209

Total Liabilities	13,594,759	13,780,775

Commitments and contingencies (Note 8)	—	—

EQUITY (DEFICIT):
Capital contributions	4,066,504	4,066,504
Accumulated deficit	(4,092,479)	(4,115,776)

Total Equity (Deficit)	(25,975)	(49,272)

Total Liabilities and Equity	$13,568,784	$13,731,503

See accompanying notes to combined financial statements.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Combined Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE:
Minimum rent	$512,567	$551,595	$1,571,849	$1,503,314
Percentage of sales rent	16,612	5,826	16,612	17,476
Tenant reimbursements	102,143	130,625	392,067	381,206
Other income	15,870	9,525	89,902	22,390

Total Revenue	647,192	697,571	2,070,430	1,924,386

OPERATING EXPENSES:
Property operating	71,690	170,536	323,297	355,587
Depreciation and amortization	132,748	149,864	393,004	449,591
Real estate taxes	46,579	46,310	139,736	139,889
Repairs and maintenance	16,613	23,258	45,186	74,253
Advertising and promotion	1,325	6,111	3,644	24,870
Provision for credit losses	45,805	26,259	45,805	26,259
Corporate general & administrative	187,296	—	194,361	—
Other	14,564	19,142	45,741	47,602

Total Operating Expenses	516,620	441,480	1,190,774	1,118,051

Operating Income	130,572	256,091	879,656	806,335

Interest expense	(214,351)	(217,952)	(641,076)	(649,305)

Net Income (Loss)	$(83,779)	$38,139	$238,580	$157,030

See accompanying notes to combined financial statements.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Combined Statements of Equity

	Capital Contributions	Accumulated Deficit	Total

Balance, December 31, 2011	$4,066,504	$(4,115,776)	$(49,272)

Equity distributions	—	(215,283)	(215,283)

Net income	—	238,580	238,580

Balance, September 30, 2012 (unaudited)	$4,066,504	$(4,092,479)	$(25,975)

See accompanying notes to combined financial statements.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Combined Statements of Cash Flows

	For the Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$238,580	$157,030
Adjustments to reconcile combined net income to net cash provided by operating activities
Depreciation and amortization	393,004	449,591
Provision for doubtful accounts	45,805	26,259
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(56,729)	(45,148)
Unbilled rent	(8,130)	61,866
Other assets	(101,601)	(93,522)
Accounts payable, accrued expenses and other liabilities	18,597	142,813

Net cash from operating activities	529,526	698,889

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(73,255)

Net cash from investing activities	—	(73,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to members	(215,283)	(324,045)
Deferred offering costs	(153,990)	—
Net proceeds from related parties	(34,736)	113,398
Mortgage indebtedness principal payments	(169,877)	(161,519)

Net cash from financing activities	(573,886)	(372,166)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,360)	253,468
CASH AND CASH EQUIVALENTS, beginning of period	88,888	91,751

CASH AND CASH EQUIVALENTS, end of period	$44,528	$345,219

Supplemental Disclosures:

Other Cash Transactions:
Cash paid for interest	$644,025	$651,451

See accompanying notes to combined financial statements.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements

1.	Organization and Basis of Presentation and Consolidation

The accompanying combined financial statements include the accounts and operations of the following entities and their respective properties on a combined basis:

•	Lumber River Associates, LLC – Lumber River Village (Lumberton, NC)

•	Perimeter Associates, LLC – Perimeter Square (Tulsa, OK)

•	Tuckernuck Associates, LLC – Shoppes at TJ Maxx (Richmond, VA)

The above entities are controlled by Plume Street Financial, LLC, an entity in which Jon S. Wheeler and Harrison J. Perrine each maintain a 50% ownership. The accompanying combined financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the combined entities of the PSF Entities have been eliminated.

On November 16, 2012, the PSF Entities were acquired by Wheeler Real Estate Investment Trust, Inc. as contemplated in the Trust’s Registration Statement filed with the SEC. The operations of the PSF Entities will be carried on through Wheeler Real Estate Investment Trust, L.P. The Trust is the sole general partner and has control of the Operating Partnership. Accordingly, the assets, liabilities and results of operations of the PSF Entities will be consolidated with the Operating Partnership. Mr. Wheeler and his affiliates will continue to manage the properties and maintain significant influence over the operations and strategic direction of the PSF Entities. See Note 7 “Related Party Transactions” for further information regarding the relationships and transactions between the PSF Entities and its related parties.

The value of the consideration paid to each of the PSF Entities’ prior investors in the formation transactions, in each case, was based upon the terms of the applicable contribution agreement among the Operating Partnership, on the one hand, and the prior investor or investors, on the other hand, and was determined based on a relative equity valuation analysis of the PSF Entities. The prior investors received cash or common units in exchange for their interests in the PSF Entities.

2.	Summary of Significant Accounting Policies

Investment Properties

The PSF Entities record investment properties and related intangibles at cost less accumulated depreciation and amortization. Investment properties include both acquired and constructed assets. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extends the useful life, increases capacity or improves the efficiency of the asset. All other repair and maintenance costs are expensed as incurred. The PSF Entities capitalize interest on projects during periods of construction until the projects reach the completion point that corresponds with their intended purpose.

The PSF Entities allocate the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the PSF Entities may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to in-place leases the PSF Entities determine to exist.

The PSF Entities record depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 40 years. The PSF Entities review depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Tenant allowances, tenant inducements and tenant improvements are amortized utilizing the straight-line method over the term of the related lease or occupancy term of the tenant, if shorter.

Amounts allocated to building are depreciated over the estimated remaining life of the acquired building or related improvements. The PSF Entities amortize amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The PSF Entities also estimate the value of other acquired intangible assets, if any, and amortizes them over the remaining life of the underlying related intangibles.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The PSF Entities review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The PSF Entities measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the PSF Entities charge to income the excess of carrying value of the property over its estimated fair value. The PSF Entities estimate fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The PSF Entities may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The PSF Entities did not record any impairment adjustments to its properties during the nine months ended September 30, 2012 and 2011.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the PSF Entities’ control. Currently, the PSF Entities do not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the PSF Entities recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the PSF Entities acquired its properties did not reveal any material environmental liabilities, and the PSF Entities are unaware of any subsequent environmental matters that would have created a material liability. The PSF Entities believe that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The PSF Entities did not record any conditional asset retirement obligation liabilities during the nine months ended September 30, 2012 and 2011.

Cash and Cash Equivalents

The PSF Entities consider all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the PSF Entities to concentrations of credit risk include its cash and cash equivalents and its trade accounts receivable. The PSF Entities place its cash and cash equivalents with institutions of high credit quality.

The PSF Entities place its cash and cash equivalents on deposit with financial institutions in the United States. On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited coverage is separate from, and in addition to, the $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

The PSF Entities’ bank deposits were fully insured by the FDIC at September 30, 2012, based on specified coverage.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The PSF Entities determine an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The PSF Entities consider a receivable past due once it becomes delinquent per the terms of the lease. Our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2012 and December 31, 2011, the PSF Entities’ allowance for uncollectible accounts totaled $63,000 and $17,195, respectively. During the nine months ended September 30, 2012 and 2011, the PSF Entities recorded bad debt expense of $45,805 and $26,259, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the nine months ended September 30, 2012, the PSF Entities did not realize any recoveries related to tenant receivables previously charged off.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Deferred Costs and Other Assets

The PSF Entities’ deferred costs and other assets consists primarily of internal and external leasing commissions, deferred REIT costs allocated to the PSF Entities and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The PSF Entities’ lease origination costs consist primarily of commissions paid in connection with lease originations. The PSF Entities record amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	September 30, 2012	December 31, 2011
	(unaudited)

Lease origination costs, net	$275,457	$296,123
Property escrows	301,751	274,061
Deferred REIT costs	290,000	136,010
Other	80,845	31,310

Total Deferred Costs and Other Assets	$948,053	$737,504

Amortization of lease origination costs and in place leases represents a component of depreciation and amortization expense. The PSF Entities report amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. The PSF Entities account for in place lease assets as a component of the investment properties’ cost basis (See Note 3 “Investment Properties”). Future amortization of lease origination costs is as follows:

For the Twelve Months Ending September 30, (unaudited)	Lease Origination Costs

2013	$71,004
2014	58,090
2015	46,084
2016	35,741
2017	31,586
Thereafter	32,952

$275,457

Revenue Recognition

The PSF Entities retain substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The PSF Entities accrue minimum rents on a straight-line basis over the terms of the respective leases. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the nine months ended September 30, 2012 and 2011, the PSF Entities recognized percentage rents of $16,612 and $11,650, respectively.

The PSF Entities’ leases generally require the tenant to reimburse the PSF Entities for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the PSF Entities’ exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The PSF Entities accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The PSF Entities calculate the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. The PSF Entities also receive escrow payments for these reimbursements from substantially all its tenants throughout the year. The PSF Entities recognize differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material in any period presented.

The PSF Entities recognize lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the PSF Entities provide for losses related to unrecovered intangibles and other assets. The PSF Entities did not recognize any lease termination fees during the nine months ended September 30, 2012 and 2011.

Income Taxes

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the PSF Entities had no uncertain income tax positions that could have a significant effect on the financial statements for the nine months ended September 30, 2012 and 2011.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The PSF Entities’ income tax returns since 2008 are subject to examination by the Internal Revenue Service and state tax authorities, generally for three years after the tax returns were filed.

Financial Instruments

The carrying amount of financial instruments included in assets and liabilities approximates fair market value due to their immediate or short-term maturity.

Use of Estimates

The PSF Entities have made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. The PSF Entities’ actual results could differ from these estimates.

Advertising Costs

The PSF Entities expense advertising and promotion costs as incurred. The PSF Entities incurred advertising and promotion costs of $3,644 and $24,870 for the nine months ended September 30, 2012 and 2011, respectively.

Recent Accounting Pronouncements

The FASB and the IASB have initiated a joint project to develop a new approach to lease accounting that would ensure that assets and liabilities arising under leases are recognized in the statement of financial position. This proposed amendment to Topic 840 of the FASB Accounting Standards Codification would require a lessor to apply either a performance obligation approach or a derecognition approach to account for the assets and liabilities arising from a lease, depending on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset during or after the expected term of the lease. We have not yet determined the effect of this proposed accounting proposal to the balance sheet.

In October 2011, the FASB issued a proposed accounting standards update to Real Estate – Investment Property Entities (Topic 973). The amendments of this proposed update would provide accounting guidance for entities that meet the criteria to be an investment property entity. The amendment would also introduce additional presentation and disclosure requirements. Investment properties acquired by an investment property entity would initially be measured at transaction price, including related transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. In connection with this, a lessor of an investment property would not be required to apply the above mentioned proposed lessor accounting requirements for leases if the lessor measures its investment properties at fair value but would account for lease rental income on a straight line basis over the lease term unless another systematic basis is more representative of the time pattern in which benefit derived from the leased asset is diminished. We have not yet determined the impact of this proposed standard to the balance sheet.

In January 2012, the FASB issued a proposed ASC update to Topic 350, “Intangibles – Goodwill and Other; Testing Goodwill for Impairment.” This amendment would give us the option to first assess qualitative factors to determine whether the existence of an event or circumstance indicates that it is more likely than not that indefinite-lived intangible assets are impaired before having to determine the fair value using the current quantitative approach. This ASC is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASC during fiscal 2012. We evaluate goodwill for impairment annually in conjunction with our year end closing procedures unless factors arise that would create the need to perform an evaluation during interim periods. For the nine months ended September 30, 2012 there were no factors that indicated any impairment. Accordingly, we will apply the concepts of this ASC during our next evaluation of goodwill.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the PSF Entities or are not expected to have a significant impact on the PSF Entities’ financial position, results of operations and cash flows.

3.	Investment Properties

Investment properties consist of the following:

	September 30,	December 31,
	2012	2011
	(unaudited)

Land	$4,773,236	$4,773,236
Buildings and improvements	12,967,678	12,967,678

Investment properties at cost	17,740,914	17,740,914
Less accumulated depreciation and amortization	(5,575,407)	(5,227,445)

Investment properties at cost, net	$12,165,507	$12,513,469

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

3.	Investment Properties (continued)

The PSF Entities’ depreciation and amortization expense was $102,143 and $130,625 for the three months ended September 30, 2012 and 2011, respectively. The PSF Entities’ depreciation and amortization expense was $393,004 and $449,591 for the nine months ended September 30, 2012 and 2011, respectively.

All of the PSF Entities’ land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

4.	Mortgage Loans Payable

The PSF Entities’ mortgage loans payable consist of the following:

	September 30, 2012	December 31, 2011
	(unaudited)

Mortgage term loan (Lumber River Plaza); payable in monthly principal and interest installments of $18,414; interest rate fixed at 5.65%; secured by real estate; matures May 2015.	$3,003,739	$3,038,979

Mortgage term loan (Perimeter Square); payable in monthly principal and interest installments of $28,089; interest rate fixed at 6.38%; secured by real estate; matures June 2016.	4,335,627	4,376,033

Mortgage term loan (Shoppes at TJ Maxx); payable in monthly principal and interest installments of $43,931; interest rate fixed at 6.57%; secured by real estate; matures September 2012.	5,948,004	6,042,235

Total Mortgage Loans Payable	$13,287,370	$13,457,247

The mortgage term loan for the Shoppes at TJ Maxx matured in September of 2012. This term loan was refinanced on October 19, 2012 for a principal amount of $6,400,000 (inclusive of net loan fees of $380,000), at 6.0% interest rate (15.8% effective interest rate resulting from amortization of the loans fees above) maturing April 19, 2013. Interest only is payable monthly in the amount of $32,000 with outstanding principal and accrued unpaid interest due at maturity.

Debt Maturity

The PSF Entities’ scheduled principal repayments on indebtedness as of September 30, 2012 are as follows:

Twelve Months Ending September 30, (unaudited)

2013	$6,056,571
2014	115,409
2015	2,966,734
2016	4,148,656
2017	—
Thereafter	—

$13,287,370

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

5.	Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2012 are as follows:

Twelve Months Ending September 30, (unaudited)

2013	$1,988,730
2014	1,839,927
2015	1,628,514
2016	1,404,618
2017	1,234,969
Thereafter	1,395,917

$9,492,675

6.	Commitments and Contingencies

Litigation

The PSF Entities are involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to commercial disputes. The PSF Entities believe that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The PSF Entities record a liability when it considers the loss probable and the amount can be reasonably estimated.

Insurance

The PSF Entities carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of its properties. The PSF Entities believe the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

Concentration of Credit Risk

The PSF Entities are subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws.

The PSF Entities’ properties are dependent upon regional and local economic conditions and are geographically concentrated in the Mid-Atlantic and Southwest, which markets represented approximately 68% and 32%, respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2012. The PSF Entities’ geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the PSF Entities’ retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

6.	Commitments and Contingencies (continued)

The PSF Entities do not have any tenants that individually represent 10% or more of its combined total assets or 10% or more or its combined gross revenues. The following represent the PSF Entities’ properties that are components of its portfolio and which each individually represents 10% or more of the related property’s total assets or gross revenues:

		(Unaudited)
		Net Rentable Square	Square Footage Leased		Annual Lease	Expiration Date		Option Periods Remaining
Property/Tenant	Location	Feet	Amount	Percentage	Payments

Shoppes at TJ Maxx	Richmond, VA	93,552
Tenant 1			32,400	34.63%	$294,192	4/30/2014	(1)	1

Lumber River Plaza	Lumberton, NC	66,781
Tenant 1			30,280	45.34%	$155,250	6/30/2013	(2)	5
Tenant 2			9,100	13.63%	$63,700	9/30/2015		1
Tenant 3			8,001	11.98%	$44,520	12/31/2012		2

Perimeter Square	Tulsa, OK	58,277
Tenant 1			26,813	46.01%	$339,162	6/30/2018		—
Tenant 2			10,754	18.45%	$95,173	7/31/2015		—

(1)	Subsequent to September 30, 2012, the tenant exercised its remaining five year option to extend the lease through April 30, 2019 and we granted them an additional five year option.
(2)	Subsequent to September 30, 2012, the tenant exercised one of its remaining five year options to extend the lease through June 30, 2018.

The Net Rentable Square Feet and square footage lease data in the above table has not been audited, but has been included in the above table because management believes that it is useful information.

Regulatory and Environmental

As the owner of the buildings on our properties, the PSF Entities could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if the PSF Entities do not comply with such laws, it could face fines for such noncompliance. Also, the PSF Entities could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the PSF Entities could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the PSF Entities’ tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the PSF Entities or its tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to the PSF Entities, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the PSF Entities’ operations. The PSF Entities are not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

7.	Related Party Transactions

Wheeler Interests, LLC and its affiliates (Wheeler Interests), controlled by Jon S. Wheeler (“Mr. Wheeler”), provide administrative services to the PSF Entities, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the PSF Entities’ administrative services agreement, Wheeler Interests’ responsibilities include administering the PSF Entities’ day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of the investments, and handling the disposition of the real estate investments. The PSF Entities also benefits from Wheeler Interests’ affiliates that specialize in retail real estate investment and management, including (i) Wheeler Development, LLC, a full service real estate development firm, (ii) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (iii) Wheeler Real Estate, LLC, a real estate management and administration firm, (iv) Site Applications, LLC, a full service facility company, equipped to handle all levels of building maintenance, and (v) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

Lumber River Associates, LLC, Tuckernuck Associates, LLC and Perimeter Associates, LLC

Notes to Combined Financial Statements (Continued)

7.	Related Party Transactions (continued)

The following summarizes related party activity between the PSF Entities and Wheeler Interests as of and for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
	(unaudited)

Amounts paid to Wheeler Interests and its affiliates:
Wheeler Interests	$43,607	$52,277
Wheeler Development	—	3,510
Wheeler Real Estate	82,866	96,284
Site Applications	39,433	51,765
Creative Retail Works	21,701	4,100
TESR	24,138	54,257

	$211,745	$262,193

Amounts due to (from) Wheeler Interests and its affiliates:
Wheeler Interests	$1,064	$146
Wheeler Development	—	183
Wheeler Real Estate	1,857	3,566
Site Applications	(630)	1,391
Creative Retail Works	—	27,250
TESR	444	—
Jon Wheeler and affiliates	92,739	23,307

	$95,474	$55,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and the notes thereto included in this Form 10-Q, and the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Registration Statement. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated financial statements included in this Form 10-Q.

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or the negative of such terms and variations of these words and similar expressions, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement.

Executive Overview

On October 23, 2012, the Trust’s Registration Statement became effective and the common stock was priced at $5.25. On November 16, 2012, the Trust closed the offering by selling 3,016,045 shares of common stock at $5.25 per share, generating approximately $15.83 million in gross proceeds. Additionally, the formation transactions as described in our Registration Statement and in this Form 10-Q were executed.

Leasing Activity

Effective October 1, 2012, we leased a 14,000 square foot previously vacant space at the Shoppes at TJ Maxx at a base rent of $7,000 per month, expiring on September 30, 2015.

On October 25, 2012, TJ Maxx elected to exercise their next five year option at the Shoppes at TJ Maxx which will take effect in May 2014. As a condition for exercising the option early, we agreed to keep their base rent at the same rate during the option period as it is now. Additionally we granted TJ Maxx another five year option that will be available to them in 2019.

On November 13, 2012, Food Lion elected to exercise their first five year option at Lumber River Plaza which will begin on July 1, 2013. Per the original lease, annual rent will remain at $155,260. They have three five-year options remaining to exercise, if they so choose.

Financing Activities

On October 19, 2012, the mortgage term loan for The Shoppes at TJ Maxx was refinanced for a principal amount of $6,400,000 at a 6.0% interest rate maturing April 19, 2013. Interest only is payable monthly in the amount of $32,000 with outstanding principal and accrued unpaid interest due at maturity. We anticipate obtaining term financing for the loan when it matures in April 2012.

Our Portfolio

Our portfolio is comprised of five retail shopping centers, two free-standing retail properties, and one office building. Five of these properties are located in Virginia, one is located in Florida, one is located in North Carolina and one is located in Oklahoma. Our portfolio has a total GLA of 348,490 square feet and an occupancy level of approximately 92%. Our portfolio consists of the following entities and their related properties:

•	DF-1 Carrollton, LLC – The Shoppes at Eagle Harbor (Carrollton, VA)

•	Lumber River Associates, LLC – Lumber River Village (Lumberton, NC)

•	Lynnhaven Parkway Associates, LLC – Monarch Bank Building (Virginia Beach, VA)

•	North Pointe Investors, LLC – North Pointe Crossing/Amscot Building (Tampa, FL)

•	Perimeter Associates, LLC – Perimeter Square (Tulsa, OK)

•	Riversedge Office Associates, LLC – Riversedge North (Virginia Beach, VA)

•	Tuckernuck Associates, LLC – Shoppes at TJ Maxx (Richmond, VA)

•	Walnut Hill Plaza Associates, LLC – Walnut Hill Plaza (Petersburg, VA)

Details regarding these properties can be found in the “Business and Properties – Our Portfolio” section of our Registration Statement filed on Form S-11 filed with the SEC.

We believe our target markets, which currently include the Mid-Atlantic, Southeast and Southwest, are characterized by strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our combined financial statements included in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these combined financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies summarized in this section are discussed in further detail in the notes to the financial statements appearing elsewhere in this Form 10-Q. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

Principal components of our total revenues include base and percentage rents and tenant reimbursements. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. We periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants.

Our leases generally require the tenant to reimburse us for a substantial portion of operating expenses incurred in operating, maintaining, repairing, insuring and managing the property and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or other outside factors. We accrue reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We calculate the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. We receive escrow payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year. We recognize differences between estimated recoveries and the final billed amounts in the subsequent year.

When and where applicable, any relatively large expense items are amortized into the CAM pool and are reimbursed by the tenants according to their leases. By amortizing the expenses, the tenants are able to absorb the cost without creating unrealistic monthly CAM charges that would then hinder our ability to fill any vacancy. We monitor market rates for CAM as well as rents to ensure our property’s expense and expectations are consistent with what the market will bear.

We record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease; our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results when ultimately realized could differ from those estimates. Significant estimates in the nine month periods ended September 30, 2012 and 2011 include accrued rents and tenant reimbursements, impairment analysis of investment properties and the useful life of investment properties.

Impairment of Long-lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the nine months ended September 30, 2012 and 2011.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Results of Operations

The following table presents a comparison of the Predecessor’s combined historical statements of operations for the three months ended September 30, 2012 and 2011, respectively.

	For the Three Months Ended September 30,		Period Over Period Changes
	2012	2011	$	%
REVENUE:
Minimum rent	$401,007	$341,645	$59,362	17.38%
Percentage of sales rent	1,054	6,525	(5,471)	-83.84%
Tenant reimbursements	82,307	72,967	9,340	12.80%
Other income	4,359	107,863	(103,504)	-95.96%

Total Revenue	488,727	529,000	(40,273)	-7.61%

OPERATING EXPENSES:
Property operating	75,529	109,281	(33,752)	-30.89%
Depreciation and amortization	184,933	185,100	(167)	-0.09%
Real estate taxes	26,712	24,795	1,917	7.73%
Repairs and maintenance	15,245	22,455	(7,210)	-32.11%
Advertising and promotion	568	11,403	(10,835)	-95.02%
Provision for credit losses	—	20,000	(20,000)	-100.00%
Corporate general & administrative	344,335	189,725	154,610	81.49%
Other	9,498	11,106	(1,608)	-14.48%

Total Operating Expenses	656,820	573,865	82,955	14.46%

Operating Income (Loss)	(168,093)	(44,865)	(123,228)	274.66%

Interest expense	(198,049)	(185,937)	(12,112)	6.51%

Net Loss	$(366,142)	$(230,802)	$(135,340)	58.64%

Revenues

Total revenues for the three months ended September 30, 2012 (the “2012 quarter”) decreased 7.61% to $488,727, compared to $529,000 for the three months ended September 30, 2011 (the “2011 quarter”). Improvements in base rents, primarily at Walnut Hill Plaza, were offset by a $103,504 decline in other income resulting from approximately $97,000 of non-recurring income items in the 2011 quarter. Excluding these nonrecurring items which are discussed below, total revenues would have increased approximately $57,000, or 13.13%, during the 2012 quarter as compared to the 2011 quarter.

Base rents at Walnut Hill Plaza increased approximately $56,000 for the 2012 quarter as compared to the 2011 quarter, primarily due to renewals and contractual rent adjustments. Percentage of sales rent declined $5,471, or 83.84%, due to a reduction in sales for a tenant at Walnut Hill Plaza. Tenant reimbursements increased $9,340, or 12.80%, during the 2012 quarter as compared to the 2011 quarter, primarily related to an increase in CAM, tax and insurance reimbursement charges for 2012 versus 2011. Other income for the 2011 quarter included several non-recurring items consisting of a settlement of approximately $82,300 with a tenant at Walnut Hill Plaza related to past due 2011 rents and reimbursements, $4,000 received for an insurance refund, $10,400 in other tenant settlements and a $3,000 increase in late fees.

Operating Expenses

Total operating expenses for the 2012 quarter increased 14.46% to $656,820, compared to $573,865 for the 2011 quarter. Additional corporate general and administrative expenses of $154,610 associated with our formation transactions accounted for the majority of the increase. The corporate general and administrative expenses primarily consist of expenses incurred for our formation, ongoing operations and preparation for the offering, including personnel and other required internal and external resources. Excluding the corporate general and administrative expenses, total operating expenses would have decreased approximately $72,000, or approximately 18.65%, during the 2012 quarter, compared to the 2011 quarter.

Property operating expenses declined $33,752 during the 2012 quarter as compared to the 2011 quarter. Reductions in grounds and landscaping costs, primarily related to parking lot expense and general landscaping, utility expenses and banking fees contributed to the decrease. The decline in utilities expense occurred because the Riversedge property tenant began paying their utilities directly during 2012 as opposed to handling them through the CAM reimbursement process. Repairs and maintenance expenses declined $7,210, or 32.11%, during the 2012 quarter as compared to the 2011 quarter, primarily related to a non-recurring sewage system pipe repair at Walnut Hill. Advertising and promotion expenses decreased $10,835 during the 2012 quarter as compared to the 2011 quarter. During the 2011 quarter, advertising and promotion expenses were impacted by additional marketing efforts relating to attracting new tenants and maximizing returns for existing tenants, along with annual membership charges associated with an outside industry group of which we are a member.

Operating Income

The $40,273 decrease in revenues and the $82,955 increase in operating expenses that are discussed above in detail resulted in total operating income decreasing 274.66% to negative $168,093 for the 2012 quarter, compared to negative $44,864 during the 2011 quarter.

Other Expense

Interest expense increased to $198,049 for the 2012 quarter, compared to $185,937 for the 2011 quarter, primarily resulting from adjustments made in the prior year to correct accrued interest balances and year to date interest expense.

Funds from Operations

Below is a comparison of FFO, which is a non-GAAP measurement, for the three months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		Period Over Period Changes
	2012	2011	$	%
	(unaudited)

Net income (loss)	$(366,142)	$(230,802)	$(135,340)	58.64%
Depreciation of real estate assets	184,933	185,100	(167)	-0.09%

Total FFO	$(181,209)	$(45,702)	$(135,507)	296.50%

During the 2012 quarter, FFO decreased $135,507 as compared to the 2011 quarter. The primary factors impacting FFO included the $40,273 decrease in revenues, primarily in other income, and the $154,610 increase of corporate general and administrative expenses which were partially offset increases in base rents and decreases in other expense categories.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Results of Operations

The following table presents a comparison of the Predecessor’s combined historical statements of operations for the nine months ended September 30, 2012 and 2011, respectively.

	For the Nine Months Ended September 30,		Period Over Period Changes
	2012	2011	$	%
REVENUE:
Minimum rent	$1,197,798	$1,048,138	$149,660	14.28%
Percentage of sales rent	1,054	6,525	(5,471)	-83.84%
Tenant reimbursements	292,656	239,646	53,010	22.12%
Other income	12,878	112,480	(99,602)	-88.55%

Total Revenue	1,504,386	1,406,789	97,597	6.94%

OPERATING EXPENSES:
Property operating	210,109	256,168	(46,059)	-17.98%
Depreciation and amortization	556,452	555,299	1,153	0.21%
Real estate taxes	80,204	74,770	5,434	7.27%
Repairs and maintenance	41,995	44,759	(2,764)	-6.18%
Advertising and promotion	3,381	33,174	(29,793)	-89.81%
Provision for credit losses	—	20,000	(20,000)	-100.00%
Corporate general & administrative	757,073	189,725	567,348	299.04%
Other	27,200	26,319	881	3.35%

Total Operating Expenses	1,676,414	1,200,214	476,200	39.68%

Operating Income (Loss)	(172,028)	206,575	(378,603)	-183.28%

Interest expense	(593,496)	(592,555)	(941)	0.16%

Net Loss	$(765,524)	$(385,980)	$(379,544)	98.33%

Revenues

Total revenues for the nine months ended September 30, 2012 (the “2012 period”) increased 6.94% to $1.50 million, compared to $1.41 million for the nine months ended September 30, 2011 (the “2011 period”). Improvements in base rents, primarily at The Shoppes at Eagle Harbor and Walnut Hill Plaza, accounted for the majority of the increase, while higher tenant reimbursements also contributed to the increase. Excluding the impact of approximately $97,000 of non-recurring income items included in other income for the 2011 period, total revenues would have increased approximately 14.86%.

Base rents at The Shoppes at Eagle Harbor increased approximately $83,000, primarily due to the property being 100% lease for the entire 2012 period compared to being 100% leased for only six months during the 2011 period. Additionally, we benefited from a significant rent increase related to the expansion and subsequent stabilization of a large tenant at the property. Base rents at Walnut Hill Plaza increased approximately $66,000 for the 2012 period as compared to the 2011 period, primarily due to contractual rent adjustments.

Tenant reimbursements increased $53,010, or 22.12%, during the 2012 period as compared to the 2011 period, primarily due to an increase of approximately $15,000 in the prior year CAM, tax and insurance reconciliation adjustments and an increase of approximately $43,000 in regular monthly reimbursement charges for 2012 versus 2011.

Operating Expenses

Total operating expenses for the 2012 period increased 39.68% to $1.68 million, compared to $1.20 million for the 2011 period. Additional corporate general and administrative expenses of $567,348 associated with our formation transactions accounted for the majority of the increase. The corporate general and administrative expenses primarily consist of expenses incurred for our formation, ongoing operations and preparation for the offering, including personnel and other required internal and external resources. Excluding the corporate general and administrative expenses, total operating expenses would have decreased approximately $91,000, or approximately 9.02%, during the 2012 period, compared to the 2011 period.

Property operating expenses declined $46,059 during the 2012 period as compared to the 2011 period. Reductions in grounds and landscaping costs, primarily related to snow removal and parking lot expense, utility expenses and banking fees contributed to the decrease. The decline in utilities expense occurred because the Riversedge property tenant began paying their utilities directly during 2012 as opposed to handling them through the CAM reimbursement process. Additionally, the 2011 utilities expense for The Shoppes at Eagle Harbor included prior period amounts due to a billing error by the utility company.

Advertising and promotion expenses decreased $29,793 during the 2012 period as compared to the 2011 period. Advertising and promotion expenses for the 2011 period were impacted by additional marketing efforts relating to attracting new tenants and maximizing returns for existing tenants, along with annual membership charges associated with an outside industry group of which we are a member.

Operating Income

The $97,597 increase in revenues offset by the $476,200 increase in operating expenses that are discussed above in detail resulted in total operating income decreasing 183.28% to negative $172,028 for the 2012 period, compared to $206,575 during the 2011 period.

Other Expense

Interest expense was flat at $593,496 for the 2012 period, compared to $592,555 for the 2011 period. Additional interest expense on the Amscot loan resulting from the property being refinanced during 2011 offset the impact of declining balances on outstanding debt.

Funds from Operations

Below is a comparison of FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,		Period Over Period Changes
	2012	2011	$	%

Net income (loss)	$(765,524)	$(385,980)	$(379,544)	98.33%
Depreciation of real estate assets	556,452	555,299	1,153	0.21%

Total FFO	$(209,072)	$169,319	$(378,391)	-223.48%

During the 2012 period, FFO decreased $378,391 as compared to the 2011 period. The primary factors impacting FFO included the $757,073 of corporate general and administrative expenses which were partially offset by the $149,660 increase in base rents, the $53,010 increase in tenant reimbursements and the $29,793 decrease in advertising and promotion expense.

Liquidity and Capital Resources

At September 30, 2012, our combined cash and cash equivalents totaled $53,632 compared to combined cash and cash equivalents of $104,007 at December 31, 2011. Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2012	2011	$	%

Operating activities	$27,605	$175,579	$(147,974)	-84.28%
Investing activities	$(23,690)	$(33,670)	$9,980	-29.64%
Financing activities	$(54,290)	$(128,660)	$74,370	-57.80%

Operating Activities

During the 2012 period, our cash flows from operating activities were $27,605, compared to cash flows from operating activities of $175,579 during the 2011 period. Operating cash flows were primarily impacted by the $379,544 decrease in net income due to the factors discussed in the Results of Operations section above, specifically the $757,073 of expense associated with the formation transactions, and normal fluctuations in operations.

Investing Activities

During the 2012 period, our cash flows used in investing activities were $23,690, compared to cash flows used in investing activities of $33,670 during the 2011 period. These amounts represent capital expenditures at the properties that routinely fluctuate from period to period.

Financing Activities

During the 2012 period, our cash flows used in financing activities were $54,290, compared to $128,660 of cash flows used in financing activities during the 2011 period. During the 2012 period, we used $135,977 of cash flow towards offering expenses which was offset by a $64,076 reduction in distributions to members. Distributions to members were $126,092 and $190,168 during the 2012 and 2011 periods, respectively. We did not make a third quarter 2012 distribution in anticipation of closing the formation and offering transactions after quarter end. We received $494,000 of proceeds from the sale of preferred stock to cover expenses related to our formation and the offering during the 2012 period, compared to $505,000 for the 2011 period.

Mortgage indebtedness activity during the 2012 and 2011 periods included principal payments of $182,187 and $151,902, respectively. The increase is primarily due to Walnut Hill incurring nine months of principal payments during 2012, compared to just five months during 2011 since the note was an interest only construction loan until May 2011.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of September 30, 2012 and 2011, our unaudited debt balances consisted of the following:

	September 30, 2012	December 31, 2011

Fixed-rate mortgages	$11,953,896	$12,136,083

The decrease in total mortgage indebtedness at September 30, 2012 is primarily due to principal payments of $182,187 being made since December 2011. The weighted average interest rate and term of our fixed-rate debt are 6.47% and 0.6 years, respectively, at September 30, 2012. We have $4.15 million of debt maturing during the 12 months ending September 30, 2013, comprised primarily of a $2.04 million fixed-rate loan on the Monarch Bank Building property which matures in December 2012 and a $2.11 million fixed-rate loan on the Riversedge Office Building that matures in April 2013. Additionally, a $3.94 million fixed-rate loan on The Shoppes at Eagle Harbor property matured in April 2012 and has been extended until December 31, 2012 to accommodate the refinancing process and to allow for the completion of the formation and offering transactions contemplated in our Registration Statement. All indications so far lead us to believe we will be able to renew the loan at comparable terms. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may require us to repay the $8.09 million out of existing funds, most likely using proceeds from this offering. Additionally, our ability to refinance the loans may be conditioned upon us paying down principal which would come from available cash. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The formation transactions that we completed on November 16, 2012 resulted in us having $14.49 million of combined debt maturing during the 12 months ending September 30, 2013, comprised primarily of the $3.94 million fixed-rate loan on The Shoppes at Eagle Harbor property which matured in April 2012, the $2.04 million fixed-rate loan on the Monarch Bank Building property which matures in December 2012, the $2.11 million fixed-rate loan on the Riversedge Office Building that matures in April 2013 and a $6.40 million fixed-rate six month loan at a 6.0% fixed interest rate on the Shoppes at TJ Maxx property (PSF Entities property acquired as part of the formation transactions) that resulted from the October refinancing of the existing loan which matured in September 2012. We will obtain a long-term loan on the Shoppes at TJ Maxx property upon maturing of the short-term loan. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may require us to use existing, most likely including the use of offering proceeds, to repay a portion of the $14.49 million due. Additionally, our ability to refinance the loans may be conditioned upon us making principal curtailments which would also likely come from the offering proceeds.

The $14.49 million in debt maturities, ongoing debt service and the $0.42 per share targeted initial dividend we intend to pay for the next 12 months represent the most significant factors outside of normal operating activities impacting cash flow over the next twelve months. Our success in refinancing the debt and executing on the acquisition strategy discussed below will dictate how we use the offering proceeds. If a significant portion of the proceeds must be used to fund distributions and debt maturities, our ability to grow and pay future dividends may be limited without additional capital. Additionally, distributions paid in excess of earnings and profits may represent a return of capital for U.S. federal income tax purposes.

As illustrated in the Distribution Policy section of the Registration Statement filed on Form S-11, we may experience up to a $2.02 million cash flow deficit based on the cash available for distribution and $2.11 million in estimated distributions assuming our targeted initial dividend rate of $0.42 per share. We believe significant opportunities exist in the current commercial real estate environment that will enable us to sufficiently leverage the funds received in the offering to fund planned distributions. Several factors are contributing to an increased supply in available properties for acquisition, including a significant level of maturities of commercial mortgage backed securities (“CMBS”) debt (estimated total maturities of approximately $1.8 trillion over the next five years), strategic shifts by larger REITs to reduce debt levels and exit certain markets, and the negative impact on the real estate industry as a result of the economic downtown experienced over the past four years. We believe the public REIT model provides a unique growth vehicle whereby we can either acquire properties through traditional third party acquisitions using a combination of cash generated in the capital markets and debt financing; contributions of properties by third parties in exchange for common units issued by the Operating Partnership; and contributions of existing Wheeler properties in exchange for common units issued by the Operating Partnership. Additionally, access to public market capital enhances our ability to formulate acquisition structures and terms that better meet our growth strategies.

We envision acquiring properties during the next twelve months, consisting primarily of a blend of traditional acquisitions using equity capital provided by the offering and external financing, and property contributions in exchange for common units and debt assumption. Based on our knowledge of the property acquisition markets, there appears to be an ample inventory of properties available to enable us to meet our acquisition goals over the next twelve months, especially as it relates to those in the secondary and tertiary markets where we have historically excelled. Current cap rates in these markets have typically ranged from 8% to 10% and beyond. We believe that acquisitions at these price ranges, assuming a reasonable blend of traditional acquisition strategies and property contributions in exchange for common units and external debt financing, will produce excess cash flow sufficient to fund current and future dividends to our stockholders and common unit holders. We intend to aggressively pursue acquisitions that fit these parameters and that will generate sufficient cash flow to support our operating model. Since 1999, Jon S. Wheeler and his affiliates have acquired in excess of 60 properties. We believe our experience and success in acquiring and managing these properties will enable us to execute on our strategies for investing the offering proceeds.

In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing eight properties that cannot be passed on to our tenants. In the past, the majority of these expenditures occurred subsequent to acquiring a new property that required significant improvements to maximize occupancy and lease rates, with an existing property that needed a facelift to improve its marketability or when tenant improvements were required to make a space fit a particular tenant’s needs. These expenditures were especially high during the past three years due to the acquisition of Walnut Hill and the development of the Shoppes at Eagle Harbor. However, since the work related to these properties is complete, we expect capital expenditures for the eight properties during the next twelve months will be significantly lower than that incurred during the past three years, resulting in additional funds available for distributions.

Off-Balance Sheet Arrangements

As of September 30, 2012, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

The FASB and the IASB have initiated a joint project to develop a new approach to lease accounting that would ensure that assets and liabilities arising under leases are recognized in the statement of financial position. This proposed amendment to Topic 840 of the FASB Accounting Standards Codification would require a lessor to apply either a performance obligation approach or a derecognition approach to account for the assets and liabilities arising from a lease, depending on whether the lessor retains exposure to significant risks or benefits associated with the underlying asset during or after the expected term of the lease. We have not yet determined the effect of this proposed accounting proposal to the balance sheet.

In October 2011, the FASB issued a proposed accounting standards update to Real Estate – Investment Property Entities (Topic 973). The amendments of this proposed update would provide accounting guidance for entities that meet the criteria to be an investment property entity. The amendment would also introduce additional presentation and disclosure requirements. Investment properties acquired by an investment property entity would initially be measured at transaction price, including related transaction costs, and subsequently measured at fair value with all changes in fair value recognized in net income. In connection with this, a lessor of an investment property would not be required to apply the above mentioned proposed lessor accounting requirements for leases if the lessor measures its investment properties at fair value but would account for lease rental income on a straight line basis over the lease term unless another systematic basis is more representative of the time pattern in which benefit derived from the leased asset is diminished. We have not yet determined the impact of this proposed standard to the balance sheet.

In January 2012, the FASB issued a proposed ASC update to Topic 350, “Intangibles – Goodwill and Other; Testing Goodwill for Impairment.” This amendment would give us the option to first assess qualitative factors to determine whether the existence of an event or circumstance indicates that it is more likely than not that indefinite-lived intangible assets are impaired before having to determine the fair value using the current quantitative approach. This ASC is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this ASC during fiscal 2012. We evaluate goodwill for impairment annually in conjunction with our year end closing procedures unless factors arise that would create the need to perform an evaluation during interim periods. For the nine months ended September 30, 2012 there were no factors that indicated any impairment. Accordingly, we will apply the concepts of this ASC during our next evaluation of goodwill.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2012 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the nine months ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	On November 16, 2012, we completed our initial public offering (“IPO”) of common stock, in which a total of 3,016,045 shares were sold by us at a price of $5.25 per share. We raised a total of $15,834,236.25 in gross proceeds from the IPO, or approximately $13,439,000 in net proceeds after deducting underwriting discounts and commissions of $913,360.08 and other offering costs of approximately $1,482,000. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into an aggregate of 285,457 shares of our common stock.

As of December 6, 2012, we used over $349,000 of the net proceeds from our IPO for working capital and general corporate purposes. We anticipate that we will continue to use the remaining net proceeds from our IPO for additional working capital, acquisition of additional properties and general corporate purposes. The timing and amount of our actual expenditures of the remaining IPO net proceeds will be based on many factors, including without limitation, cash flows from operations and the anticipated growth of our business. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus filed with the SEC on November 15, 2012 pursuant to Rule 424(b) promulgated by the SEC under the Securities Act of 1933, as amended.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Form of OP Contribution Agreement contributing the managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Employment Agreement with Jon S. Wheeler (1)

10.7	Employment Agreement with Steven M. Belote (1)

10.8	Employment Agreement with Robin A. Hanisch (1)

10.9	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.10	Form of OP Contribution Agreement contributing the managing member interests of Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.11	Form of OP Contribution Agreement contributing the non-managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.12	Form of OP Contribution Agreement contributing the non-managing member interests of the Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.13	Form of Subordination Agreement (1)

10.14	Letter Agreement, dated March 13, 2012, by and between Jon S. Wheeler and Harrison J. Perrine (1)

10.15	Placement Agreement, dated November 16, 2012, by and among Wheeler Real Estate Investment Trust, Inc., Wellington Shields & Co., LLC and Capitol Securities Management, Inc. (2)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL INSTANCE DOCUMENT (3)

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (3)

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (3)

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (3)

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE (3)

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (3)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed herewith.

(3)	To be filed by amendment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

	By:	/s/ STEVEN M. BELOTE
Steven M. Belote Chief Financial Officer
Date: December 7, 2012