Form 10-Q/A
period 2012-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2013-01-03
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd., Suite 200 Virginia Beach, Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)

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

As of January 1, 2013, there were 3,301,502 shares of common stock, $0.01 par value per share, outstanding.

Explanatory Note

The purpose of this Amendment No. 1 to Wheeler Real Estate Investment Trust Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on December 7, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Form of OP Contribution Agreement contributing the managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Employment Agreement with Jon S. Wheeler (1)

10.7	Employment Agreement with Steven M. Belote (1)

10.8	Employment Agreement with Robin A. Hanisch (1)

10.9	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.10	Form of OP Contribution Agreement contributing the managing member interests of Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.11	Form of OP Contribution Agreement contributing the non-managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.12	Form of OP Contribution Agreement contributing the non-managing member interests of the Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.13	Form of Subordination Agreement (1)

10.14	Letter Agreement, dated March 13, 2012, by and between Jon S. Wheeler and Harrison J. Perrine (1)

10.15	Placement Agreement, dated November 16, 2012, by and among Wheeler Real Estate Investment Trust, Inc., Wellington Shields & Co., LLC and Capitol Securities Management, Inc. (2)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL INSTANCE DOCUMENT (3)

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT (3)

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE (3)

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE (3)

101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE (3)

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE (3)

(1)	Filed as an exhibit to Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(2)	Filed as an exhibit to Wheeler Real Estate Investment Trust, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on December 7, 2012.

(3)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

	By:	/s/ STEVEN M. BELOTE
Steven M. Belote Chief Financial Officer
Date: January 3, 2013