Form 10-Q
period 2013-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2013-05-15
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 13, 2013, there were 3,301,502 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)

ASSETS:
Investment properties, at cost	$46,748,018	$46,637,221
Less accumulated depreciation and amortization	3,612,525	3,291,556

	43,135,493	43,345,665

Cash and cash equivalents	1,053,480	2,053,192
Rents and other tenant receivables, net	815,658	761,114
Deferred costs and other assets	6,360,737	6,527,906

Total Assets	$51,365,368	$52,687,877

LIABILITIES:
Mortgages and other indebtedness	$31,821,342	$31,843,503
Below market lease intangible, net	3,523,869	3,673,019
Accounts payable, accrued expenses and other liabilities	808,792	938,896

Total Liabilities	36,154,003	36,455,418

Commitments and contingencies (Note 7)	—	—

EQUITY:
Convertible preferred stock (no par value, 500,000 shares authorized, no shares issued and outstanding, respectively)	—	—
Common stock ($0.01 par value, 15,000,000 shares authorized, 3,301,502 and 3,301,502 shares issued and outstanding, respectively)	33,015	33,015
Additional paid-in capital	14,097,453	14,097,453
Accumulated deficit	(6,418,537)	(5,443,099)

Total Shareholders’ Equity	7,711,931	8,687,370

Noncontrolling interests	7,499,434	7,545,090

Total Equity	15,211,365	16,232,460

Total Liabilities and Equity	$51,365,368	$52,687,877

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUE:
Rental revenues	$1,393,032	$396,732
Other revenues	224,884	133,111

Total Revenue	1,617,916	529,843

OPERATING EXPENSES:
Property operations	300,702	115,177
Depreciation and amortization	648,132	186,611
Provision for credit losses	15,000	—
Corporate general & administrative	583,792	170,302

Total Operating Expenses	1,547,626	472,090

Operating Income (Loss)	70,290	57,753

Interest expense	(549,628)	(197,904)

Net Loss	(479,338)	(140,151)

Less: Net loss attributable to noncontrolling interests	(45,656)	—

Net Loss Attributable to Wheeler REIT	$(433,682)	$(140,151)

Loss per share:
Basic and Diluted	$(0.13)

Weighted-average number of shares:
Basic and Diluted	3,301,502

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity

Balance, December 31, 2012	—	$—	3,301,502	$33,015	$14,097,453	$(5,443,099)	$8,687,369	1,858,068	$7,545,090	$16,232,459

Dividends and distributions	—	—	—	—	—	(541,756)	(541,756)	—	—	(541,756)

Net loss	—	—	—	—	—	(433,682)	(433,682)	—	(45,656)	(479,338)

Balance, March 31, 2013	—	$—	3,301,502	$33,015	$14,097,453	$(6,418,537)	$7,711,931	1,858,068	$7,499,434	$15,211,365

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(479,338)	$(140,151)
Adjustments to reconcile combined net loss to net cash provided by operating activities
Depreciation and amortization	608,795	186,611
Provision for credit losses	15,000	—
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(102,467)	(52,182)
Unbilled rent	32,922	10,089
Other assets	(291,193)	2,477
Accounts payable, accrued expenses and other liabilities	141,643	18,539

Net cash from operating activities	(74,638)	25,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(110,797)	(19,729)

Net cash from investing activities	(110,797)	(19,729)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(613,989)	(63,042)
Proceeds from sales of preferred stock	—	229,000
Deferred offering costs	—	(78,777)
Net proceeds from related parties	(199,512)	36,127
Mortgage indebtedness proceeds	4,000,000	—
Mortgage indebtedness principal payments	(4,000,776)	(60,890)

Net cash from financing activities	(814,277)	62,418

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(999,712)	68,072
CASH AND CASH EQUIVALENTS, beginning of period	2,053,192	104,007

CASH AND CASH EQUIVALENTS, end of period	$1,053,480	$172,079

Supplemental Disclosures:

Other Cash Transactions:
Cash paid for interest	$941,185	$198,252

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2013 and December 31, 2012, the Trust, through the Operating Partnership, owned and operated eleven properties in Virginia, North Carolina, South Carolina, Georgia, Florida and Oklahoma. Accordingly, the use of the words “Company”, “we”, “us” and “our” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2012 are derived from our audited consolidated financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. The Company prepared the accompanying condensed consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. All material balances and transactions between the consolidated and combined entities of the Company have been eliminated. You should read these condensed consolidated and combined financial statements in conjunction with our 2012 Annual Report filed on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

2.	Summary of Significant Accounting Policies

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. Our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2013 and December 31, 2012, the Company’s allowance for uncollectible accounts totaled $90,250 (unaudited) and $75,250, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded bad debt expenses in the amount of $15,000 and $0, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2013 and 2012, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consists primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases. Details of these deferred costs, net of amortization and other assets are as follows:

	March 31, 2013	December 31, 2012
	(unaudited)

Lease origination costs, net	$1,861,159	$1,941,457
Leases in place, net	2,968,238	2,916,084
Financing costs, net	694,458	779,969
Property escrows	309,535	253,969
Legal and marketing costs, net - acquisitions	238,682	260,146
Other	288,665	376,281

Total Deferred Costs and Other Assets	$6,360,737	$6,527,906

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Amortization of lease origination costs and in place leases represents a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Future amortization of lease origination costs, financing costs and in place leases is as follows:

For the Twelve Months Ending March 31, (unaudited)	Lease Origination Costs	Financing Costs	Legal & Marketing Costs	In Place Leases

2014	$303,319	$188,792	$76,489	$719,813
2015	232,453	138,651	42,212	418,333
2016	209,644	111,135	30,842	365,264
2017	193,166	56,203	25,303	334,306
2018	174,607	45,810	18,681	288,332
Thereafter	747,969	153,867	45,155	842,190

	$1,861,159	$694,458	$238,682	$2,968,238

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements. Thus, the Company made no provision for federal income taxes for the REIT in the accompanying consolidated and combined financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for four years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to a parent. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, we have reported noncontrolling interests in equity on the March 31, 2013 consolidated balance sheet but separate from the Company’s equity. On the March 31, 2013 consolidated statement of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The consolidated statement of changes in equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

3.	Investment Properties

Investment properties consist of the following:

	March 31, 2013	December 31, 2012
	(unaudited)

Land	$9,681,750	$9,681,750
Buildings and improvements	37,066,268	36,955,471

Investment properties at cost	46,748,018	46,637,221
Less accumulated depreciation and amortization	(3,612,525)	(3,291,556)

Investment properties at cost, net	$43,135,493	$43,345,665

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

On February 6, 2013, the Company entered into a contract to purchase a 75,000 square foot free-standing grocery store located in the Bixby Commons shopping center in Bixby, Oklahoma for a purchase price of approximately $10.60 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc. (“Associated”), a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement. The Company is conducting the due diligence process and anticipates the contract will close in the second quarter.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

4.	Mortgage Loans Payable

The Company’s mortgage loans payable consist of the following:

	March 31, 2013	December 31, 2012
	(unaudited)

Mortgage term loan (The Shoppes at Eagle Harbor); payable in monthly principal and interest installments of $24,692; interest rate fixed at 4.34%; secured by real estate; matures February 2018.	$4,000,000	$—

Mortgage term loan (The Shoppes at Eagle Harbor); payable in monthly principal and interest installments of $30,863; interest rate fixed at 6.20%; secured by real estate; matured February 2013	—	3,904,664

Mortgage term loan (Lumber River Plaza); payable in monthly principal and interest installments of $18,414; interest rate fixed at 5.65%; secured by real estate; matures May 2015.	3,030,778	3,050,117

Mortgage term loan (Monarch Bank Building); monthly principal and interest installments of $9,473; interest rate fixed at 4.15%; secured by real estate; matures December 2017.	1,524,992	1,533,346

Mortgage term loan (Perimeter Square); payable in monthly principal and interest installments of $28,089; interest rate fixed at 6.38%; secured by real estate; matures June 2016.	4,506,958	4,537,456

Mortgage term loan (Riversedge North); payable in monthly principal and interest installments of $13,556; interest rate fixed at 6.00%; secured by real estate; matured April 2013.	2,089,632	2,098,138

Mortgage term loan (Shoppes at TJ Maxx); interest only payable monthly at a fixed interest rate of 6.00%; secured by real estate; matured April 2013.	6,400,000	6,400,000

Mortgage term loan (Walnut Hill Plaza); payable in monthly principal and interest installments of $25,269; interest rate fixed at 6.75%; secured by real estate; matures April 2014.	3,511,885	3,528,232

Mortgage term loan (Harps at Harbor Point); payable in monthly principal and interest installments of $18,122; interest rate was 3.99%; secured by real estate; matures December 2015.	3,390,891	3,416,550

Mortgage term loan (Twin City Commons); payable in monthly principal and interest installments of $17,827; interest rate was 4.86%; secured by real estate; matures January 2023.	3,366,206	3,375,000

Total Mortgage Loans Payable	$31,821,342	$31,843,503

On April 19, 2013, the Company entered into a promissory note for $6.50 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate.

The Riversedge North loan matured on April 16, 2013. The loan has been extended until August 15, 2013 while we decide our course of action on the loan. We anticipate being able to refinance this loan at terms that are at least comparable to those that currently exist.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

4.	Mortgage Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2013 are as follows:

For the Twelve Months Ending March 31, (unaudited)

2014	$9,063,416
2015	3,979,643
2016	6,484,459
2017	4,398,259
2018	4,813,595
Thereafter	3,076,970

Total principal maturities	$31,821,342

5.	Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2013 are as follows:

For the Twelve Months Ending March 31, (unaudited)

2014	$4,772,205
2015	4,327,493
2016	3,832,418
2017	3,426,467
2018	3,011,138
Thereafter	7,695,202

$27,064,923

6.	Equity

The Company has authority to issue 15,500,000 shares of stock, consisting of 15,000,000 shares of $0.01 par value Common Stock and 500,000 shares of Series A Convertible Preferred Stock.

Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership and owned a 63.99% interest in the Operating Partnership as of March 31, 2013. Limited partners in the Operating Partnership have the right to convert their common units into cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as distributions per share to the Trust’s common shares. As of March 31, 2013 and December 31, 2012, there were 5,159,570 common units outstanding with the Trust owning 3,301,502 of these common units.

7.	Commitments and Contingencies

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

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

8.	Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and President, when combined with his affiliates, represents the Company’s second largest stockholder.

Wheeler Interests, LLC, which is controlled by Mr. Wheeler, leases the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease currently requires monthly base rent payments of $24,000 and provides for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimburses the Company for a portion of the property’s operating expenses and real estate taxes.

The following summarizes related party activity as of and for the three months ended March 31, 2013 and 2012 (unaudited):

	March 31,
	2013	2012

Amounts paid to Wheeler Interests and its affiliates	$327,965	$890,165

Amounts due to (from) Wheeler Interests and its affiliates	$(9,344)	$190,169

Rent and reimbursement income received from Wheeler Interests	$98,500	$406,300

Rent and other tenant receivables due from Wheeler Interests	$291,387	$250,063

9.	Subsequent Events

On April 25, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 93% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining. The Company expects the contract to close during the third quarter of 2013.

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Winslow Plaza Shopping Center, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.60 million. The property is 94% occupied and is anchored by a 9,600 square foot King’s Liquors store under a five year lease expiring in August 2017 with two five-year options remaining. The Property is shadow-anchored by a ShopRite Supermarket, a large grocer in New Jersey.

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a sale-leaseback purchase contract to acquire Reasor’s Jenks Shopping Center an 81,000 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $11.4 million. The property is owned and 100% occupied by a Reasor’s Foods grocery store. The acquisition will be subject to Reasor’s signing a 20 year, triple-net operating lease under terms mutually agreed upon by all parties.

On or about May 10, 2013, the Company entered into two purchase and sale agreement contracts to purchase Warren Commons Shopping Center, a 46,465 square foot shopping center and 11.66 acres of adjoining vacant land located in Warren County, Pennsylvania for a combined purchase price of approximately $5.45 million. The property is 85% occupied and is anchored by a 9,100 square foot Dollar Tree store and is shadow-anchored by a Wal-Mart and Lowes Home Improvement store. Dollar Tree’s lease is currently in its first five-year renewal option which expires in February 2017 with one five-year option remaining.

On May 10, 2013, the Company entered into a purchase contract to acquire Northeast Plaza Shopping Center a 54,511 square foot grocery-anchored shopping center located in Lumberton, North Carolina for a purchase price of approximately $4.89 million. The property is 93% occupied and is anchored by a Food Lion grocery store which occupies approximately 61% of the total rentable square feet of the center through a 20-year lease expiring in December 2020 with four five-year options.

On May 10, 2013, the Company entered into a purchase contract to acquire Jenks Plaza a 7,800 square foot 100% occupied strip center located in Jenks, Oklahoma for a purchase price of approximately $1.74 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

9.	Subsequent Events (continued)

On May 10, 2013, the Company entered into a purchase contract to acquire Brook Run Shopping Center a 147,738 square foot grocery-anchored shopping center located in Richmond, Virginia for a purchase price of approximately $19.20 million. The property is 95% occupied and is anchored by a Martin’s grocery store which occupies approximately 40% of the total rentable square feet of the center through a lease that was originally for 20 years and is currently in its first five-year option period expiring in August 2015 with four five-year options remaining.

On May 10, 2013, the Company entered into a purchase contract to acquire Port Crossing Shopping Center a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia for a purchase price of approximately $9.31 million. The property is 91% occupied and is anchored by a Food Lion grocery store which occupies approximately 76% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year, 5 month lease expiring in 2023 which includes three five year renewal options. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10 year lease expiring in 2022 which includes three five year renewal options. The property is subject to a 10 year ground lease with Fairfield Shopping Center, a related party, expiring in 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited consolidated and combined financial statements and the notes thereto included in this Form 10-Q, along with the consolidated and combined financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2012 Form 10-K for the year ended December 31, 2012. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited consolidated and combined financial statements included in this Form 10-Q.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement on Form S-11 filed with Securities and Exchange Commission (“SEC”) on October 23, 2012 (our “Registration Statement”).

Executive Overview

The March 31, 2013 three month period represents our first full quarter as a publicly-traded company since completing our initial public offering and formation transaction on November 16, 2012. Additionally, the March 31, 2013 three month period includes a full quarter of operations related to the three properties we acquired during December 2012. Conversely, the March 2012 three month period only includes the combined operations of our predecessor as described in our Registration Statement. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of our predecessor (same stores) and of those related to properties acquired as part of and subsequent to our formation transactions (new stores). This illustrates the significant impact the properties acquired as part of and subsequent to our formation transactions had on our results of operations.

Property Acquisitions

On February 6, 2013, the Company entered into a contract to purchase a 75,000 square foot 100% leased free-standing grocery store located in the Bixby Commons shopping center in Bixby, Oklahoma for a purchase price of approximately $10.60 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc. (“Associated”), a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement. The Company is conducting the due diligence process and anticipates the contract will close in the second quarter.

On April 25, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 93% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining. The Company expects the contract to close during the third quarter of 2013.

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Winslow Plaza Shopping Center, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.60 million. The property is 94% occupied and is anchored by a 9,600 square foot King’s Liquors store under a five year lease expiring in August 2017 with two five-year options remaining. The Property is shadow-anchored by a ShopRite Supermarket, a large grocer in New Jersey.

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a sale-leaseback purchase contract to acquire Reasor’s Jenks Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $11.4 million. The property is owned and 100% occupied by a Reasor’s Foods grocery store. The acquisition will be subject to Reasor’s signing a 20 year, triple-net operating lease under terms mutually agreed upon by all parties.

On or about May 10, 2013, the Company entered into two purchase and sale agreement contracts to purchase Warren Commons Shopping Center, a 46,465 square foot shopping center and 11.66 acres of adjoining vacant land located in Warren County, Pennsylvania for a combined purchase price of approximately $5.45 million. The property is 85% occupied and is anchored by a 9,100 square foot Dollar Tree store and is shadow-anchored by a Wal-Mart and Lowes Home Improvement store. Dollar Tree’s lease is currently in its first five-year renewal option which expires in February 2017 with one five-year option remaining.

On May 10, 2013, the Company entered into a purchase contract to acquire Northeast Plaza Shopping Center, a 54,511 square foot grocery-anchored shopping center located in Lumberton, North Carolina for a purchase price of approximately $4.89 million. The property is 93% occupied and is anchored by a Food Lion grocery store which occupies approximately 61% of the total rentable square feet of the center through a 20-year lease expiring in December 2020 with four five-year options.

On May 10, 2013, the Company entered into a purchase contract to acquire Jenks Plaza, a 7,800 square foot 100% occupied strip center located in Jenks, Oklahoma for a purchase price of approximately $1.74 million.

On May 10, 2013, the Company entered into a purchase contract to acquire Brook Run Shopping Center, a 147,738 square foot grocery-anchored shopping center located in Richmond, Virginia for a purchase price of approximately $19.20 million. The property is 95% occupied and is anchored by a Giant Foods grocery store which occupies approximately 40% of the total rentable square feet of the center through a lease that was originally for 20 years and is currently in its first five-year option period expiring in August 2015 with four five-year options remaining.

On May 10, 2013, the Company entered into a purchase contract to acquire Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia for a purchase price of approximately $9.31 million. The property is 91% occupied and is anchored by a Food Lion grocery store which occupies approximately 76% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year, 5 month lease expiring in 2023 which includes three renewal options. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10 year lease expiring in 2022 which includes three renewal options. The property is subject to a 10 year ground lease with Fairfield Shopping Center, a related party, expiring in 2022.

Leasing Activity

Renewals during the first quarter of 2013 were comprised of three deals totaling 7,539 square feet with a weighted average decrease of $0.22 per square foot. There were no tenant improvement concessions offered for these deals, and the commission rate per square foot equated to $1.80. The rates on negotiated renewals resulted in a weighted average increase of $0.54 per square foot on two renewals and a $1.29 per square foot decrease on one renewal. Two of these renewals represented options being exercised.

We entered into a relocation and expansion agreement with one tenant that resulted in a $1.76 decrease in their per square foot rent, but will result in annual rental income at the center increasing approximately $17,000. We also had one lease assignment for a 1,851 square foot space with all lease terms remaining the same. There were no leases that expired during the period that were not renewed by the tenant.

Approximately 5.64% of our gross leasable area is subject to leases that expire during the twelve months ending March 31, 2014. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Financing Activities

The Riversedge North loan matured on April 16, 2013. The loan has been extended until August 15, 2013 while we decide our course of action on the loan. We anticipate being able to refinance this loan at terms that are at least comparable to those that currently exist.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2012 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2013. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our 2012 Form 10-K.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Results of Operations

The following table presents a comparison of the consolidated and combined statements of operations for the three months ended March 31, 2013 and 2012, respectively (the “2013 period” and “2012 period”, respectively).

	Three Months Ended March 31,		Period Over Period Changes
	2013	2012	$	%

PROPERTY DATA:
Number of properties owned and operated	11	5
Aggregate gross leasable area	470,350	129,880
Ending occupancy rate	94%	88%

FINANCIAL DATA:
Rental revenues	$1,393,032	$396,732	$996,300	251.13%
Other revenues	224,884	133,111	91,773	68.94%

Total Revenue	1,617,916	529,843	1,088,073	205.36%

Property operations	300,702	115,177	185,525	161.08%
Depreciation and amortization	648,132	186,611	461,521	247.32%
Provision for credit losses	15,000	—	15,000	N/A
Corporate general & administrative	583,792	170,302	413,490	242.80%

Total Operating Expenses	1,547,626	472,090	1,075,536	227.82%

Operating Income (Loss)	70,290	57,753	12,537	21.71%

Interest expense	549,628	197,904	351,724	177.72%

Net Loss	(479,338)	(140,151)	(339,187)	(242.02%)

Net loss attributable to noncontrolling interests	(45,656)	—	(45,656)	N/A

Net Loss Attributable to Wheeler REIT	$(433,682)	$(140,151)	$(293,531)	(209.44%)

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all our acquisitions (new stores) during the past twelve months occurred during the fourth quarter of 2012.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012

Property revenues	$497,772	$529,843	$1,120,144	$—	$1,617,916	$529,843
Property expenses	100,134	115,177	200,568	—	300,702	115,177

Property Net Operating Income	397,638	414,666	919,576	—	1,317,214	414,666

Depreciation and amortization	124,648	186,611	523,484	—	648,132	186,611
Provision for credit losses	—	—	15,000	—	15,000	—
Corporate general & administrative	498,453	170,302	85,339	—	583,792	170,302

Total Other Operating Expenses	623,101	356,913	623,823	—	1,246,924	356,913

Interest expense	160,288	197,904	389,340	—	549,628	197,904

Net Loss	$(385,751)	$(140,151)	$(93,587)	$—	$(479,338)	$(140,151)

Property Revenues

Total same store property revenues for the 2013 period were $497,772 compared to $529,843 for the 2012 period, representing a decrease of $32,071, or 6.05%. Same store revenues decreased primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments. Additionally, one of the same store properties is paying their utility expenses directly as compared to it being charged through tenant reimbursements in the 2012 period. Same store base rent revenues benefited from contractual rent adjustments which resulted in an increase of approximately $13,200, or 3.33%.

The 2013 period represents the first full quarter of operations reported for the new store properties. While new store property revenues include approximately $149,200 of below market lease amortization during the 2013 period, they generate a significant amount of revenue for the Company and we will benefit from future contractual rent increases on these properties.

Property Expenses

Total same store operating expenses for the 2013 period declined $15,043, or 13.06%, to $100,134, compared to $115,177 for the 2012 period. The decrease was primarily due to declines in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather. Additionally, one of the same store properties is paying their utility expenses directly as compared to it being charged through tenant reimbursements in the 2012 period.

There were no significant unusual or non-recurring items included in new store property expenses for the 2013 period.

Other Operating Expenses

Same store other operating expenses for the 2013 period were $623,101, representing a $266,188 increase over the 2012 period. We incurred $328,151 in additional corporate general and administrative expenses primarily associated with increases in professional fees and other expenses as a result of being a publicly traded company. These costs included approximately $105,000 paid for the external management of the Company.

Same store depreciation and amortization expense for the 2013 period decreased $61,963, or 33.20%, resulting from more assets becoming fully depreciated and amortized. The new store allowance for loan loss relates to a tenant that has been significantly impacted by the economic downturn. While we are in the process of relocating the tenant and restructuring their lease, we consider the $15,000 uncollectible.

Interest Expense

Same store interest expense declined $37,616, or 19.01%, to $160,288 for the 2013 period, compared to $197,904 for the 2012 period. The decrease primarily resulted from the payoff of a $320,000 loan during November 2012, a principal curtailment of approximately of $511,000 during December 2012 on an existing loan and the impact of declining balances on outstanding debt.

Funds from Operations

Below is a comparison of same store Funds from Operations (“FFO”), which is a non-GAAP measurement, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%

Net income (loss)	$(385,751)	$(140,151)	$(93,587)	$—	$(479,338)	$(140,151)	$(339,187)	(242.02%)
Depreciation of real estate assets	124,648	186,611	523,484	—	648,132	186,611	461,521	247.32%

Total FFO	$(261,103)	$46,460	$429,897	$—	$168,794	$46,460	$122,334	263.31%

During the 2013 period, same store FFO decreased $307,563 as compared to the 2012 period. The primary factor impacting same store FFO was the $328,151 increase in same store corporate general and administrative expenses.

Liquidity and Capital Resources

At March 31, 2013, our consolidated cash and cash equivalents totaled $1.05 million compared to consolidated cash and cash equivalents of $2.05 million at December 31, 2012. Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,		Period Over Period Change
	2012	2011	$	%

Operating activities	$(74,638)	$25,383	$(100,021)	(394.05%)
Investing activities	$(110,797)	$(19,729)	$(91,068)	(461.60%)
Financing activities	$(814,277)	$62,418	$(876,695)	(1,404.56%)

Operating Activities

During the 2013 period, our cash flows used in operating activities were $74,638, compared to cash flows from operating activities of $25,383 during the 2012 period. Operating cash flows were primarily impacted by the $339,187 increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $413,490 increase in total corporate general and administrative expenses associated with operating the REIT and the addition of six properties during the fourth quarter of 2012. We benefited from approximately $429,897 of FFO, which is a non-GAAP measurement, contributed by the properties acquired in the fourth quarter and other normal fluctuations in operations (See Funds from Operations reconciliation to net income above).

Investing Activities

During the 2013 period, our cash flows used in investing activities were $110,797, compared to cash flows used in investing activities of $19,729 during the 2012 period. The increase primarily related to approximately $108,000 of capital expenditures incurred to replace a roof at one of our new properties.

Financing Activities

During the 2013 period, our cash flows used in financing activities were $814,277, compared to $62,418 of cash flows from financing activities during the 2012 period. During the 2012 period, we received $229,000 of proceeds from the sale of preferred stock used to cover expenses related to our formation and the offering. Additionally, distributions increased to $613,989 in the 2013 period from $63,042 during the 2012 period as a result of the $0.035 monthly dividend currently being paid to our investors.

Mortgage indebtedness activity during the 2013 period includes the refinancing of a $3.87 million loan that matured during the period with a new $4.0 million loan. Excluding the net impact of the refinancing transaction, principal payments on mortgage indebtedness increased to approximately $130,000 during the 2013 period from $60,890 during the 2012 period, primarily related to approximately $63,000 associated with principal payments for the new stores.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of March 31, 2013 and December 31, 2012, our debt balances consisted of the following:

	March 31, 2013	December 31, 2012

Fixed-rate mortgages	$31,821,342	$31,843,503

The weighted average interest rate and term of our fixed-rate debt are 5.47% and 2.94 years, respectively, at March 31, 2013. On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate. We have $2.10 million of debt maturing during the 12 year ending March 31, 2014. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The $2.10 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing eleven properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.

Off-Balance Sheet Arrangements

As of March 31, 2013, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2013 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in a lawsuit whereby we originally sued a prospective tenant for breach of contract related to an executed lease. The prospective tenant filed a counterclaim for breach of contract, unjust enrichment, fraud and declaratory judgment. The court found in favor of the defendant and assessed damages against us of $13,300. The defendant’s attorney has applied to the court to be reimbursed for legal fees incurred by the defendant of approximately $368,000. We are responding to the litigation and the case is on appeal before the Oklahoma Supreme Court captioned Perimeter Associates, LLC v. Fusion Sportswear, Inc., Sonny Hong v. Yoo Shin Hong, Case No. DF-111751, which appeal was filed on or about May 8, 2013. The principal parties to the lawsuit are Perimeter Associates, LLC, Fusion Sportswear, Inc., Sonny Hong and Yoo Shin Hong.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	During the period covered by this Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

(b)	Use of Proceeds from Initial Public Offering

The section entitled “Use of Proceeds” from our registration statement filed on October 12, 2011, as amended is incorporated herein by reference. We closed our initial public offering on November 16, 2012. The effective date of our registration statement was October 23, 2012, and the file number assigned to it was 333-177262. After deducting the placement fee and commission and other expenses of the initial public offering, we received net proceeds of approximately $13.46 million. Capital Securities Management, Inc. and Wellington Shields & Co., LLC served as our placement agents for the offering. As of March 31, 2013, we spent proceeds from the offering in accordance with the following table:

Description of use	Proposed Expenditure Amount	Actual Expenditure through March 31, 2013
Repayment of outstanding indebtedness	$500,000	$840,500	(i)

General working capital, including funding of divided payments	$2,000,000	$1,320,712

Reimbursement of Operating Partnership for purchase of membership interests of DF-1 Carrollton, LLC	$1,780,000	$1,782,337

Cash payments to prior investors who have elected to receive cash instead of Operating Partnership Units for their contribution of membership interests in the Ownership Entities	$4,180,000	$4,204,000	(ii)

Future Acquisitions	$5,000,000	$5,035,000	(iii)

Total	$13,460,000	$13,182,549

(i)	Actual expenditures exceeded proposed expenditures because the Registrant decided to make a principal curtailment on a note that was amended in December 2012.

(ii)	Actual expenditures exceeded proposed expenditures because more investors elected to receive cash rather than common units.

(iii)	Actual expenditures exceeded proposed expenditures because actual cash required for acquisitions exceeded the original estimate made in Registration Statement.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Form of OP Contribution Agreement contributing the managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Employment Agreement with Jon S. Wheeler (1)

10.7	Employment Agreement with Steven M. Belote (1)

10.8	Employment Agreement with Robin A. Hanisch (1)

10.9	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.10	Form of OP Contribution Agreement contributing the managing member interests of Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.11	Form of OP Contribution Agreement contributing the non-managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.12	Form of OP Contribution Agreement contributing the non-managing member interests of the Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P.(1)

10.13	Form of Subordination Agreement (1)

10.14	Letter Agreement, dated March 13, 2012, by and between Jon S. Wheeler and Harrison J. Perrine(1)

10.15	Placement Agreement, dated November 16, 2012, by and among Wheeler Real Estate Investment Trust, Inc., Wellington Shields & Co., LLC and Capitol Securities Management, Inc. (1)

10.16	Real Estate Purchase and Sale Agreement, dated as of February 5, 2013, by and between WHLR-Bixby Commons, LLC and Super Market Developers, Inc. (2)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document(4)

101.SCH	XBRL Taxonomy Extension Schema Document(4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(4)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Incorporated by reference to the Registrant’s report on Form 8-K, File no. 001-35713 filed on February 11, 2013.
(3)	Filed herewith.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ STEVEN M. BELOTE
Steven M. Belote

Chief Financial Officer

Date: May 15, 2013