Form 10-Q
period 2013-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2013-08-12
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 9, 2013, there were 3,301,502 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)

ASSETS:
Investment properties, at cost	$55,716,630	$46,637,221
Less accumulated depreciation and amortization	3,959,898	3,291,556

	51,756,732	43,345,665

Cash and cash equivalents	865,855	2,053,192
Rents and other tenant receivables, net	836,761	761,114
Deferred costs and other assets	8,868,387	6,527,906

Total Assets	$62,327,735	$52,687,877

LIABILITIES:
Mortgages and other indebtedness	$39,939,296	$31,843,503
Below market lease intangible, net	3,374,718	3,673,019
Accounts payable, accrued expenses and other liabilities	1,411,232	938,896
Series A convertible preferred stock (no par value, 500,000 shares authorized, 4,500 and no shares issued and outstanding, respectively)	4,157,000	—

Total Liabilities	48,882,246	36,455,418

Commitments and contingencies (Note 7)	—	—

EQUITY:
Common stock ($0.01 par value, 75,000,000 and 15,000,000 shares authorized, respectively, 3,301,502 shares issued and outstanding)	33,015	33,015
Additional paid-in capital	15,566,676	14,097,453
Accumulated deficit	(8,073,165)	(5,443,099)

Total Shareholders’ Equity	7,526,526	8,687,369

Noncontrolling interests	5,918,963	7,545,090

Total Equity	13,445,489	16,232,459

Total Liabilities and Equity	$62,327,735	$52,687,877

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUE:
Rental revenues	$1,425,462	$400,059	$2,818,494	$796,791
Other revenues	203,518	85,756	428,402	218,867

Total Revenue	1,628,980	485,815	3,246,896	1,015,658

OPERATING EXPENSES:
Property operations	284,868	99,645	585,570	214,822
Depreciation and amortization	684,554	184,908	1,332,686	371,519
Provision for credit losses	22,903	—	37,903	—
Corporate general & administrative	1,572,775	262,951	2,156,567	433,253

Total Operating Expenses	2,565,100	547,504	4,112,726	1,019,594

Operating Loss	(936,120)	(61,689)	(865,830)	(3,936)

Interest expense	(446,087)	(197,543)	(995,715)	(395,447)

Net Loss	(1,382,207)	(259,232)	(1,861,545)	(399,383)

Less: Net loss attributable to noncontrolling interests	(111,248)	—	(156,904)	—

Net Loss Attributable to Wheeler REIT	(1,270,959)	(259,232)	(1,704,641)	(399,383)

Preferred stock dividends	(22,500)	—	(22,500)	—

Net Loss Attributable to Wheeler REIT Common Shareholders	$(1,293,459)	$(259,232)	$(1,727,141)	$(399,383)

Loss per share:
Basic and Diluted	$(0.39)	$(0.08)	$(0.52)	$(0.12)

Weighted-average number of shares:
Basic and Diluted	3,301,502	3,301,502	3,301,502	3,301,502

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity			Total Equity
	Common Stock					Noncontrolling Interests
	Shares	Value				Units	Value
Balance, December 31, 2012	3,301,502	$33,015	$14,097,453	$(5,443,099)	$8,687,369	1,858,068	$7,545,090	$16,232,459

Dividends and distributions	—	—	—	(925,425)	(925,425)	—	—	(925,425)

Reallocation of noncontrolling interest	—	—	1,469,223	—	1,469,223	—	(1,469,223)	—

Net loss	—	—	—	(1,704,641)	(1,704,641)	—	(156,904)	(1,861,545)

Balance, June 30, 2013	3,301,502	$33,015	$15,566,676	$(8,073,165)	$7,526,526	1,858,068	$5,918,963	$13,445,489

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,861,545)	$(399,383)
Adjustments to reconcile combined net loss to net cash from operating activities
Depreciation and amortization	1,332,686	371,519
Other noncash expenses	27,902	—
Provision for credit losses	37,903	—
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(127,712)	(27,904)
Unbilled rent	32,922	21,360
Deferred costs and other assets	(1,486,622)	2,287
Accounts payable, accrued expenses and other liabilities	734,739	(3,745)

Net cash from operating activities	(1,309,727)	(35,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(4,024,900)	—
Capital expenditures	(241,685)	(23,690)

Net cash from investing activities	(4,266,585)	(23,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid	(997,659)	(126,084)
Proceeds from sales of preferred stock	4,157,000	494,000
Deferred offering costs	—	(121,551)
Net payments to related parties	(208,929)	(36,846)
Loan proceeds	12,375,481	—
Loan principal payments	(10,936,918)	(121,037)

Net cash from financing activities	4,388,975	88,482

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,187,337)	28,926
CASH AND CASH EQUIVALENTS, beginning of period	2,053,192	104,007

CASH AND CASH EQUIVALENTS, end of period	$865,855	$132,933

Supplemental Disclosures:

Other Cash Transactions:
Cash paid for interest	$968,912	$409,572

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2013, the Trust, through the Operating Partnership, owned and operated twelve properties in Virginia, North Carolina, South Carolina, Georgia, Florida and Oklahoma. Accordingly, the use of the words “Company”, “we”, “us” and “our” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2012 are derived from our audited consolidated and combined financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated and combined financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated and combined entities of the Company have been eliminated. You should read these condensed consolidated and combined financial statements in conjunction with our 2012 Annual Report filed on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

2.	Summary of Significant Accounting Policies

Rents and Other Tenant Receivables, net

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. Our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2013 and December 31, 2012, the Company’s allowance for uncollectible accounts totaled $113,153 (unaudited) and $75,250, respectively. During the three and six months ended June 30, 2013, the Company recorded bad debt expenses in the amount of $22,903 and $37,903, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2012, the Company recorded no bad debt expense. During the three and six months ended June 30, 2013 and 2012, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consist primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing intangible assets and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing intangible assets are amortized over their estimated useful lives. Details of these deferred costs, net of amortization and other assets are as follows:

	June 30, 2013	December 31, 2012
	(unaudited)

Lease origination costs, net	$2,786,960	$1,941,457
Leases in place, net	3,563,708	2,916,084
Financing costs, net	829,145	779,969
Property escrows	361,061	253,969
Legal and marketing costs, net - acquisitions	222,245	260,146
Other	1,105,268	376,281

Total Deferred Costs and Other Assets	$8,868,387	$6,527,906

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Amortization of lease origination costs, in place leases and legal and marketing costs represents a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Future amortization of lease origination costs, financing costs, in place leases and legal and marketing costs is as follows:

For the Twelve Months Ending June 30, (unaudited)	Lease Origination Costs	Financing Costs	Legal & Marketing Costs	In Place Leases

2014	$346,181	$183,724	$74,532	$747,614
2015	282,178	173,801	39,099	443,441
2016	259,664	131,999	29,835	397,202
2017	245,193	92,508	23,808	367,866
2018	217,427	73,043	17,567	302,009
Thereafter	1,436,317	174,070	37,404	1,305,576

	$2,786,960	$829,145	$222,245	$3,563,708

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, we have reported noncontrolling interests in equity on the June 30, 2013 unaudited condensed consolidated balance sheet but separate from the Company’s equity. On the June 30, 2013 unaudited condensed consolidated and combined statement of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The unaudited condensed consolidated statement of changes in equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

3.	Investment Properties

Investment properties consist of the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Land	$11,516,867	$9,681,750
Buildings and improvements	44,199,763	36,955,471

Investment properties at cost	55,716,630	46,637,221
Less accumulated depreciation and amortization	(3,959,898)	(3,291,556)

Investment properties at cost, net	$51,756,732	$43,345,665

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

3.	Investment Properties (continued)

On June 11, 2013, the Company completed its acquisition of a 75,000 square foot, 100% leased free-standing grocery store located in the Bixby Commons Shopping Center in Bixby, Oklahoma (“Bixby Commons”) for a purchase price of approximately $10.6 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc., a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement.

The following summarizes the consideration paid and the preliminary estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisition described above, along with a description of the methods used to determine fair value. In determining fair values, we considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and our knowledge of the current acquisition market for similar properties.

Bixby Commons
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	8,837,724
Lease intangibles and other assets (b)	1,762,276

Fair value of net assets acquired	10,600,000

Purchase consideration:
Consideration paid with cash and debt	10,600,000

Total consideration (c)	10,600,000

a.	Represents the preliminary estimated fair value of the net investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values; and

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b.	Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the components of purchase consideration paid.

The Company incurred approximately $318,000 in acquisition costs. These costs are included on the unaudited condensed consolidated and combined statement of operations under the caption “Corporate general & administrative.”

Unaudited pro forma financial information has not been presented as the Company’s management has determined that their inclusion would not be meaningful. Construction was completed in November 2012, and accordingly, there is limited operating history.

On April 25, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC (“Wheeler Interests”) to assume a contract to purchase Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 93% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining. The Company expects the contract to close during the third quarter of 2013.

                        On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests to assume a contract to purchase Winslow Plaza Shopping Center, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.60 million. The property is 94% occupied and is anchored by a 9,600 square foot King’s Liquors store under a five year lease expiring in August 2017 with two five-year options remaining. The Property is shadow-anchored by a ShopRite Supermarket, a large grocer in New Jersey. The Company expects the contract to close during the third quarter of 2013.

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests to assume a sale-leaseback purchase contract to acquire Reasor’s Jenks Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $11.4 million. The property is owned and 100% occupied by a Reasor’s Foods grocery store. The acquisition will be subject to Reasor’s signing a 20 year, triple-net operating lease under terms mutually agreed upon by all parties. The Company expects the contract to close during the third quarter of 2013.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

3.	Investment Properties (continued)

On or about May 10, 2013, the Company entered into two purchase and sale agreement contracts to purchase Warren Commons Shopping Center, a 46,665 square foot shopping center and 11.66 acres of adjoining vacant land located in Warren County, Pennsylvania for a combined purchase price of approximately $5.45 million. The property is 85% occupied and is anchored by a 9,100 square foot Dollar Tree store and is shadow-anchored by a Wal-Mart and Lowes Home Improvement store. Dollar Tree’s lease is currently in its first five-year renewal option which expires in February 2017 with one five-year option remaining. The Company expects the contract to close during the third quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire Northeast Plaza Shopping Center, a 54,511 square foot grocery-anchored shopping center located in Lumberton, North Carolina for a purchase price of approximately $4.89 million. The property is 93% occupied and is anchored by a Food Lion grocery store which occupies approximately 61% of the total rentable square feet of the center through a 20-year lease expiring in December 2020 with four five-year options. The Company expects the contract to close during the third quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire Jenks Plaza, a 7,800 square foot 100% occupied strip center located in Jenks, Oklahoma for a purchase price of approximately $1.74 million. The Company expects the contract to close during the third quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire Brook Run Shopping Center, a 147,738 square foot grocery-anchored shopping center located in Richmond, Virginia for a purchase price of approximately $19.20 million. The property is 95% occupied and is anchored by a Giant Foods grocery store which occupies approximately 40% of the total rentable square feet of the center through a lease that was originally for 20 years and is currently in its first five-year option period expiring in August 2015 with four five-year options remaining. The Company expects the contract to close during the third quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract with a related party to acquire Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia for a purchase price of approximately $9.31 million. The property is 91% occupied and is anchored by a Food Lion grocery store which occupies approximately 76% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options. The Company expects the contract to close during the third quarter of 2013.

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

On May 28, 2013, the Company entered into a purchase contract to acquire Tampa Festival, a 141,628 square foot grocery-anchored shopping center located in Tampa, Florida for a purchase price of approximately $11.85 million. The property is 96% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options. The Company expects the contract to close during the third quarter of 2013.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

4.	Loans Payable

The Company’s loans payable consist of the following:

	June 30, 2013	December 31, 2012
	(unaudited)

Mortgage term loan (The Shoppes at Eagle Harbor); payable in monthly principal and interest installments of $24,692; interest rate fixed at 4.34%; secured by real estate; matures February 2018.	$3,967,994	$—

Mortgage term loan (Lumber River Plaza); payable in monthly principal and interest installments of $18,414; interest rate fixed at 5.65%; secured by real estate; matures May 2015.	3,012,183	3,050,117

Mortgage term loan (Monarch Bank Building); monthly principal and interest installments of $9,473; interest rate fixed at 4.15%; secured by real estate; matures December 2017.	1,508,490	1,533,346

Mortgage term loan (Perimeter Square); payable in monthly principal and interest installments of $28,089; interest rate fixed at 6.38%; secured by real estate; matures June 2016.	4,477,731	4,537,456

Mortgage term loan (Riversedge North); payable in monthly principal and interest installments of $13,556; interest rate fixed at 6.00%; secured by real estate; matured April 2013.	2,079,931	2,098,138

Mortgage term loan (Walnut Hill Plaza); payable in monthly principal and interest installments of $25,269; interest rate fixed at 6.75%; secured by real estate; matures April 2014.	3,496,566	3,528,232

Mortgage term loan (Harps at Harbor Point); payable in monthly principal and interest installments of $18,122; interest rate was 3.99%; secured by real estate; matures December 2015.	3,370,313	3,416,550

Mortgage term loan (Twin City Commons); payable in monthly principal and interest installments of $17,827; interest rate was 4.86%; secured by real estate; matures January 2023.	3,354,472	3,375,000

Mortgage term loan (Shoppes at TJ Maxx); payable in monthly principal and interest installments of $33,880; interest rate of 3.88%; secured by real estate; matures May 2020.	6,487,136	—

Mortgage term loan (Bixby Commons); interest only payable monthly at a fixed interest rate of 2.77% until June 11, 2016, LIBOR plus 2.40% thereafter; secured by real estate; matures June 2018.	6,700,000	—

General working capital line of credit; interest payable monthly at a fixed interest rate of 4.50%; secured by real estate; matures August 2013.	1,484,480	—

Mortgage term loan (The Shoppes at Eagle Harbor); payable in monthly principal and interest installments of $30,863; interest rate fixed at 6.20%; secured by real estate; matured February 2013	—	3,904,664

Mortgage term loan (Shoppes at TJ Maxx); interest only payable monthly at a fixed interest rate of 6.00%; secured by real estate; matured April 2013.	—	6,400,000

Total Mortgage Loans Payable	$39,939,296	$31,843,503

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

4.	Loans Payable (continued)

Financing Activity

The Riversedge North loan matured on April 16, 2013. The loan has been extended until August 15, 2013 while we decide our course of action on the loan. We anticipate being able to refinance this loan at terms that are at least comparable to those that currently exist.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate.

On June 3, 2013, the Company entered into a Promissory Note (the “Note’) with Monarch Bank for a $2,000,000 line of credit. The Note matures on August 15, 2013, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2013 are as follows:

For the Twelve Months Ending June 30, (unaudited)

2014	$7,734,225
2015	3,555,395
2016	7,863,958
2017	678,348
2018	11,412,136
Thereafter	8,695,234

Total principal maturities	$39,939,296

5.	Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2013 are as follows:

For the Twelve Months Ending June 30, (unaudited)

2014	$5,460,159
2015	5,104,248
2016	4,690,302
2017	4,224,239
2018	3,471,576
Thereafter	18,488,021

$41,438,545

6.	Equity

The Company has authority to issue 75,500,000 shares of stock, consisting of 75,000,000 shares of $0.01 par value Common Stock (“Common Stock”) and 500,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”). In contemplation of future stock offerings, the Company increased the number of shares of Common Stock authorized from 15,000,000 to 75,000,000 during the three months ended June 30, 2013.

Substantially all of our business is conducted through our Operating Partnership. We are the sole general partner of the Operating Partnership and owned a 68.17% interest in the Operating Partnership as of June 30, 2013. Limited partners in the Operating Partnership have the right to convert their common units into cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of June 30, 2013 and December 31, 2012, there were 5,836,605 and 5,159,570, respectively, of common units outstanding with the Trust owning 3,978,537 and 3,301,502, respectively, of these common units.

On June 10, 2013, the Company completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”). Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “Securities Purchase Agreement”), the Company issued an aggregate of 4,500 shares of Preferred Stock to the Buyers. The Preferred Stock accrues cumulative dividends at a rate of 9% per annum, which will be paid quarterly. The Preferred Stock will convert automatically into shares of the Company’s Common Stock upon the closing of the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

6.	Equity (continued)

Company’s next publicly registered secondary offering at a price equal to 95% of the price at which Common Stock is sold in such secondary offering (the “Primary Conversion”). In no event shall the Primary Conversion price exceed $6.00 per share of Common Stock. To the extent the Company does not complete a publicly registered secondary offering within 180 days of June 10, 2013, the Preferred Stock shall automatically convert into Common Stock (the “Alternative Conversion”) at a price equal to 90% of the 30-day volume-weighted average price of the Common Stock prior to the conversion. In no event shall the Primary Conversion or Alternative Conversion result in the issuance of more than 656,998 shares of Common Stock. Any Preferred Stock that remains outstanding following the Alternative Conversion shall accrue cumulative dividends at a rate of 12% per annum, which will be paid quarterly.

Subsequent to the Primary Conversion, the Company shall have the right to redeem the Preferred Stock, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends. Subsequent to the Alternative Conversion, the Company shall have the right to redeem the Preferred Stock, on a pro rata basis, at any time at a price equal to 105% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends. Since the Preferred Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events, the Preferred Stock amount of $4,157,000 is presented as a liability in the Company’s condensed consolidated balance sheet. Upon completion of the Primary Conversion or Alternative Conversion, the remaining Preferred Stock will be reclassified to the shareholders’ equity section of the Company’s condensed consolidated balance sheet.

In connection with the investment, the Company and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Preferred Shares acquired by the Buyers.

In connection with the Securities Purchase Agreement, the Company filed with the State Department of Assessments and Taxation of Maryland an amendment to its Charter that increased the number of shares of stock which the Company has authority to issue to 75,500,000, consisting of 75,000,000 shares of Common Stock, and 500,000 shares of Preferred Stock, without par value per share.

Earnings per share

Basic earnings per share for our common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests by our weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests by the weighted-average number of common shares including any dilutive shares.

The Operating Partnership’s 1,858,068 common units outstanding to noncontrolling interests are eligible to be converted into shares of Common Stock on a 1-to-1 basis in November 2013. These common units have been excluded from the Company’s diluted earnings per share calculation based on this restriction. Also, for the three and six months ended June 30, 2013, the 656,998 potential common stock shares from the conversion of the Preferred Stock have been excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

For the three and six months ended June 30, 2013, distributions of $361,169 and $902,925, respectively, were made to holders of common shares and common units. On June 18, 2013, the Company declared a $0.035 per share dividend payable on or about July 31, 2013 to shareholders of record as of June 30, 2013. Accordingly, the Company has accrued $180,585 as of June 30, 2013 for this dividend.

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

On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in our financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

8.	Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and Chief Executive Officer, when combined with his affiliates, represents the Company’s second largest stockholder.

Wheeler Interests, which is controlled by Mr. Wheeler, leases the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease currently requires monthly base rent payments of $24,000 and provides for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimburses the Company for a portion of the property’s operating expenses and real estate taxes.

The following summarizes related party activity as of and for the six months ended June 30, 2013 and 2012 (unaudited):

	June 30,
	2013	2012

Amounts paid to Wheeler Interests and its affiliates	$640,722	$403,001

Amounts due to (from) Wheeler Interests and its affiliates	$17,898	$1,135,900

Rent and reimbursement income received from Wheeler Interests	$197,487	$207,400

Rent and other tenant receivables due from Wheeler Interests	$347,542	$167,314

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of Amendment No. 3 to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on August 6, 2013.

Executive Overview

The June 30, 2013 six month period includes the operations related to the three properties we acquired during December 2012, and a partial month of operations related to the Bixby Commons property acquired on June 11, 2013. Conversely, the June 2012 six month period only includes the combined operations of our predecessor as described in our Registration Statement. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of our predecessor (same stores) and of those related to properties acquired as part of and subsequent to our formation transactions (new stores). This illustrates the significant impact the properties acquired as part of and subsequent to the formation transactions had on our results of operations.

Property Acquisitions

On February 6, 2013, the Company entered into a contract to purchase a 75,000 square foot 100% leased free-standing grocery store located in the Bixby Commons shopping center in Bixby, Oklahoma for a purchase price of approximately $10.60 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc., a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement. The Company closed the contract on June 11, 2013.

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

On May 28, 2013, the Company entered into a purchase contract to acquire Tampa Festival, a 141,628 square foot grocery-anchored shopping center located in Tampa, Florida for a purchase price of approximately $11.85 million. The property is 96% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options.

Leasing Activity

Renewals during the first six months of 2013 were comprised of four deals totaling 13,739 square feet with a weighted average increase of $0.31 per square foot. There were no tenant improvement concessions offered for these deals, and the commission rate per square foot equated to $1.16. The rates on negotiated renewals resulted in a weighted average increase of $0.78 per square foot on three renewals and a $1.29 per square foot decrease on one renewal. Two of these renewals represented options being exercised.

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

Approximately 6.63% of our gross leasable area is subject to leases that expire during the twelve months ending June 30, 2014. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Financing Activities

The Riversedge North loan matured on April 16, 2013. The loan has been extended until August 13, 2013 while we decide our course of action on the loan. We anticipate being able to refinance this loan at terms that are at least comparable to those that currently exist.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate.

On June 3, 2013, we entered into a Promissory Note (the “Note’) with Monarch Bank for a $2,000,000 line of credit. The Note matures on August 15, 2013, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

Critical Accounting Policies

In preparing the condensed consolidated and combined financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2012 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three and six months ended June 30, 2013. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 in our 2012 Form 10-K.

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Results of Operations

The following table presents a comparison of the condensed consolidated and combined statements of operations for the three and six months ended June 30, 2013 and 2012, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2013	2012	2013	2012	$	%	$	%

PROPERTY DATA:
Number of properties owned and operated	12	5	12	5	7	140.0%	7	140.0%
Aggregate gross leasable area	545,350	129,880	545,350	129,880	415,470	319.9%	415,470	319.9%
Ending occupancy rate	95.1%	88.0%	95.1%	88.0%	7.1%	8.0%	7.1%	8.0%

FINANCIAL DATA:
Rental revenues	$1,425,462	$400,059	$2,818,494	$796,791	$1,025,403	256.31%	$2,021,703	253.73%
Other revenues	203,518	85,756	428,402	218,867	117,762	137.32%	209,535	95.74%

Total Revenue	1,628,980	485,815	3,246,896	1,015,658	1,143,165	235.31%	2,231,238	219.68%

Property operations	284,868	99,645	585,570	214,822	185,223	185.88%	370,748	172.58%
Depreciation and amortization	684,554	184,908	1,332,686	371,519	499,646	270.21%	961,167	258.71%
Provision for credit losses	22,903	—	37,903	—	22,903	N/A	37,903	N/A
Corporate general & administrative	1,572,775	262,951	2,156,567	433,253	1,309,824	498.12%	1,723,314	397.76%

Total Operating Expenses	2,565,100	547,504	4,112,726	1,019,594	2,017,596	368.51%	3,093,132	303.37%

Operating Loss	(936,120)	(61,689)	(865,830)	(3,936)	(874,431)	(1,417.48%)	(861,894)	21,897.71%

Interest expense	446,087	197,543	995,715	395,447	248,544	125.82%	600,268	151.79%

Net Loss	(1,382,207)	(259,232)	(1,861,545)	(399,383)	(1,122,975)	(433.19%)	(1,462,162)	366.11%

Net loss attributable to noncontrolling interests	(111,248)	—	(156,904)	—	(111,248)	N/A	(156,904)	N/A

Net Loss Attributable to Wheeler REIT	$(1,270,959)	$(259,232)	$(1,704,641)	$(399,383)	$(1,011,727)	(390.28%)	$(1,305,258)	326.82%

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all but one of our acquisitions (new stores) during the past twelve months occurred during the fourth quarter of 2012.

	Three Months Ended June 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012

Property revenues	$479,266	$485,815	$1,149,714	$—	$1,628,980	$485,815
Property expenses	112,216	99,645	172,652	—	284,868	99,645

Property Net Operating Income	367,050	386,170	977,062	—	1,344,112	386,170

Depreciation and amortization	127,401	184,908	557,153	—	684,554	184,908
Provision for credit losses	—	—	22,903	—	22,903	—
Corporate general & administrative	897,957	262,951	674,818	—	1,572,775	262,951

Total Other Operating Expenses	1,025,358	447,859	1,254,874	—	2,280,232	447,859

Interest expense	162,160	197,543	283,927	—	446,087	197,543

Net Loss	$(820,468)	$(259,232)	$(561,739)	$—	$(1,382,207)	$(259,232)

	Six Months Ended June 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012

Property revenues	$977,038	$1,015,658	$2,269,858	$—	$3,246,896	$1,015,658
Property expenses	212,350	214,822	373,220	—	585,570	214,822

Property Net Operating Income	764,688	800,836	1,896,638	—	2,661,326	800,836

Depreciation and amortization	252,049	371,519	1,080,637	—	1,332,686	371,519
Provision for credit losses	—	—	37,903	—	37,903	—
Corporate general & administrative	1,396,410	433,253	760,157	—	2,156,567	433,253

Total Other Operating Expenses	1,648,459	804,772	1,878,697	—	3,527,156	804,772

Interest expense	322,448	395,447	673,267	—	995,715	395,447

Net Loss	$(1,206,219)	$(399,383)	$(655,326)	$—	$(1,861,545)	$(399,383)

Property Revenues

Total same store property revenues for the three and six month periods ended June 30, 2013 were $479,266 and $977,038, respectively, compared to $485,815 and $1,015,658 for the three and six months ended June 30, 2012, respectively, representing decreases of $6,549 and $38,620, respectively, or 1.35% and 12.62%, respectively. Same store revenues decreased primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments. The impact of tenant reimbursements was partially offset by an increase in base rent of approximately $16,000, primarily due to contractual rent adjustments.

The three and six months ended June 30, 2013 represents full periods of operations reported for the properties acquired as part of the Company’s November 2012 formation and those acquired during December 2012, while only a partial month of operations is included for the June 2013 acquisition. These properties contributed $1.15 million and $2.27 million in revenues for the three and six months ended June 30, 2013. Going forward we believe these properties will generate a significant amount of revenue for the Company and we will benefit from future contractual rent increases.

Property Expenses

Total same store operating expenses for the three and six month periods ended June 30, 2013 were $112,216 and $212,350, respectively, compared to $99,645 and $214,822 and for the three and six month periods ended June 30, 2012. The increase for the three month period was primarily due to increases in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather.

There were no significant unusual or non-recurring items included in new store property expenses for the three and six months ended June 30, 2013.

Other Operating Expenses

Same store other operating expenses for the three and six months ended June 30, 2013 period were $1,025,358 and $1,648,459, respectively, representing increases of $577,499 and $843,687 over the three and six months ended June 30, 2012, respectively. The increases are primarily associated with increases in professional fees and other expenses as a result of being a publicly traded company and property acquisitions and legal matters, totaling approximately $1,080,000. These costs included $318,000 paid for the acquisition of Bixby Commons, approximately $400,000 for legal, accounting and other professional fees associated with property acquisitions contemplated in our proposed stock offerings, approximately $267,000 in legal costs for the Perimeter case (discussed in Part II, Item 1, Legal Proceedings), and $95,000 in additional public company-related expenses.

Same store depreciation and amortization expense for the three and six months ended June 30, 2013 decreased $57,507 and $119,470, respectively, or 31.10% and 32.16%, respectively, resulting from more assets becoming fully depreciated and amortized.

Interest Expense

Same store interest expense declined $35,383 and $72,999 or 17.91% and 18.46%, to $162,160 and $322,448 for the three and six months ended June 30, 2013, respectively, compared to $197,543 and $395,447 for the three and six month periods ended June 30, 2012, respectively. The decreases primarily resulted from the payoff of a $320,000 loan during November 2012, a principal curtailment of approximately of $511,000 during December 2012 on an existing loan, refinancing two notes at lower interest rates and the impact of declining balances on outstanding debt.

A $6.4 million new store loan was refinanced during the three month period ended June 30, 2013 at an interest rate of 3.88%, compared to the previous rate of 6.00%. The full impact of the lower interest rates on the Company will be realized in future periods.

Funds from Operations

Below is a comparison of same store Funds from Operations (“FFO”), which is a non-GAAP measurement, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%

Net income (loss)	$(820,468)	$(259,232)	$(561,739)	$—	$(1,382,207)	$(259,232)	$(1,122,975)	(433.19%)
Depreciation of real estate assets	127,401	184,908	557,153	—	684,554	184,908	499,646	270.21%

Total FFO	$(693,067)	$(74,324)	$(4,586)	$—	$(697,653)	$(74,324)	$(623,329)	(838.66%)

	Six Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%

Net income (loss)	$(1,206,219)	$(399,383)	$(655,326)	$—	$(1,861,545)	$(399,383)	$(1,462,162)	(366.11%)
Depreciation of real estate assets	252,049	371,519	1,080,637	—	1,332,686	371,519	961,167	258.71%

Total FFO	$(954,170)	$(27,864)	$425,311	$—	$(528,859)	$(27,864)	$(500,995)	(1,798.00%)

During the three and six months ended June 30, 2013, same store FFO decreased $618,743 and $926,306, respectively, primarily due to increases of $635,006 and $963,157, respectively, in same store corporate general and administrative expenses for the three and six months ended June 30, 2013, respectively. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the three and six months ended June 30, 2013 would have been approximately $287,000 and $456,000, respectively.

Liquidity and Capital Resources

At June 30, 2013, our consolidated cash and cash equivalents totaled $865,855 compared to consolidated cash and cash equivalents of $2.05 million at December 31, 2012. Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2013	2012	$	%

Operating activities	$(1,309,727)	$(35,866)	$(1,273,861)	(3,551.72%)
Investing activities	$(4,266,585)	$(23,690)	$(4,242,895)	(17,910.07%)
Financing activities	$4,388,975	$88,482	$4,300,493	4,860.30%

Operating Activities

During the six months ended June 30, 2013, our cash flows used in operating activities were $1,309,727, compared to cash flows used in operating activities of $35,866 during the six months ended June 30, 2012. Operating cash flows were primarily impacted by the $1,462,162 increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $1,723,314 increase in total corporate general and administrative expenses associated with operating the REIT and the addition of six properties during the fourth quarter of 2012, and one during the second quarter of 2013. Due to these factors, our FFO decreased $500,995 for the six months ended June 30, 2013, compared to the same period in 2012. FFO is a non-GAAP measurement, contributed by the properties acquired in the fourth quarter and other normal fluctuations in operations (See Funds from Operations reconciliation to net income above).

Investing Activities

During the six months ended June 30, 2013, our cash flows used in investing activities were $4,266,585, compared to cash flows used in investing activities of $23,690 during the six months ended June 30, 2012. The increase primarily related to approximately $4,025,000 for the acquisition of Bixby Commons, which was completed in June 2013.

Financing Activities

During the six months ended June 30, 2013, our cash flows from financing activities were $4,388,975, compared to $88,482 of cash flows from financing activities during the six months ended June 30, 2012. During the six months ended June 30, 2013, we received $4,157,000 of proceeds from the sale of preferred stock used to finance the Bixby Commons acquisition. These proceeds were partially offset by distributions, which increased to $997,659 in the six months ended June 30, 2013 period from $126,084 during the six months ended June 30, 2012 period as a result of the $0.035 monthly dividend currently being paid to our investors, and $22,500 paid to the preferred shareholders.

Mortgage indebtedness activity during the six months ended June 30, 2013 includes the refinancing of a $6.4 million loan that matured during the period with a new $6.5 million loan, and a $6.7 million loan in conjunction with the Bixby Commons acquisition. Excluding the net impact of the refinancing transaction, principal payments on mortgage indebtedness increased to approximately $498,000 during the six months ended June 30, 2013 period from $121,000 during the six months ended June 30, 2012 period, primarily related to approximately $127,000 associated with principal payments for the new stores and payments related to the Company’s line of credit.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of June 30, 2013 and December 31, 2012, our debt balances consisted of the following:

	June 30, 2013	December 31, 2012

Fixed-rate mortgages	$39,939,296	$31,843,503

The weighted average interest rate and term of our fixed-rate debt are 4.56% and 4.31 years, respectively, at June 30, 2013. On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate. We have $7.73 million of debt maturing during the 12 months ending June 30, 2014. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The $7.73 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2013 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three and six months ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 10, 2008, one of our subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. We have posted bonds for both judgments and have accrued for the judgments in our financial statements.  We will continue to vigorously litigate the issues raised upon appeal.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	On June 10, 2013, we completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”).

Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “Securities Purchase Agreement”), we issued an aggregate of 4,500 shares of Series A Preferred Stock (the “Preferred Stock”) to the Buyers. The Preferred Stock accrues cumulative dividends at a rate of 9% per annum, which will be paid quarterly. The Preferred Stock will convert automatically into shares of our common stock, $0.01 par value per share (“Common Stock”), upon the closing of our next publicly registered secondary offering at a price equal to 95% of the price at which Common Stock is sold in such secondary offering (the “Primary Conversion”). In no event shall the Primary Conversion price exceed $6.00 per share of Common Stock. To the extent the Company does not complete a publicly registered secondary offering within 180 days of June 10, 2013, the Preferred Stock shall automatically convert into Common Stock (the “Alternative Conversion”) at a price equal to 90% of the 30-day volume-weighted average price of the Common Stock prior to the conversion. In no event shall the Primary Conversion or Alternative Conversion result in the issuance of more than 656,998 shares of Common Stock. Any Preferred Stock that remains outstanding following the Alternative Conversion shall accrue cumulative dividends at a rate of 12% per annum, which will be paid quarterly.

Subsequent to the Primary Conversion, we shall have the right to redeem the Preferred Stock, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends. Subsequent to the Alternative Conversion, the Company shall have the right to redeem the Preferred Stock, on a pro rata basis, at any time at a price equal to 105% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends.

In connection with the investment, we and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Preferred Shares acquired by the Buyers.

In connection with the Securities Purchase Agreement, we filed with the State Department of Assessments and Taxation of Maryland an amendment to our Charter that increased the number of shares of stock which the Company has authority to issue to 75,500,000, consisting of 75,000,000 shares of Common Stock, and 500,000 shares of preferred stock, without par value per share.

(b)	Use of Proceeds from Initial Public Offering.

The section entitles “Use of Proceeds” from our registration statement filed on October 12, 2011, as amended is incorporated herein by reference. We closed our initial public offering on November 16, 2012. The effective date of our registration statement was October 23, 2012, and the file number assigned to it was 333-177262. After deducting the placement fee and commissions and other expenses of the initial public offering, we received net proceeds of approximately $13.46 million. Capitol Securities Management, Inc. and Wellington Shields & Co., LLC served as our placement agents for the offering. As of June 30, 2013, we spent proceeds from the offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2013

Repayment of outstanding indebtedness	$500,000	$840,500	(i)

General working capital, including funding of dividend payments	$2,000,000	$1,598,163

Reimbursement of Operating Partnership for purchase of membership interests of DF-1 Carrollton, LLC	$1,780,000	$1,782,337

Cash payments to prior investors who have elected to receive cash instead of Operating Partnership Units for their contribution of membership interests in the Ownership Entities	$4,180,000	$4,204,000	(ii)

Future Acquisitions	$5,000,000	$5,035,000	(iii)

Total	$13,460,000	$13,460,000

(i)	Actual expenditures exceeded proposed expenditures because the Registrant decided to make a principal curtailment on a note that was amended in December 2012.
(ii)	Actual expenditures exceeded proposed expenditures because more investors elected to receive cash rather than common units.
(iii)	Actual expenditures exceeded proposed expenditures because actual cash required for acquisitions exceeded the original estimate made in Registration Statement.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Form of OP Contribution Agreement contributing the managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.5	Form of Lock-Up Agreement (1)

10.6	Employment Agreement with Jon S. Wheeler (1)

10.7	Employment Agreement with Steven M. Belote (1)

10.8	Employment Agreement with Robin A. Hanisch (1)

10.9	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.10	Form of OP Contribution Agreement contributing the managing member interests of Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.11	Form of OP Contribution Agreement contributing the non-managing member interests of the Amscot Building, Monarch Bank and Riversedge North properties to Wheeler REIT, L.P. (1)

10.12	Form of OP Contribution Agreement contributing the non-managing member interests of the Lumber River Village, Perimeter Square, Shoppes at TJ Maxx and Walnut Hill Plaza properties to Wheeler REIT, L.P. (1)

10.13	Form of Subordination Agreement (1)

10.14	Letter Agreement, dated March 13, 2012, by and between Jon S. Wheeler and Harrison J. Perrine (1)

10.15	Placement Agreement, dated November 16, 2012, by and among Wheeler Real Estate Investment Trust, Inc., Wellington Shields & Co., LLC and Capitol Securities Management, Inc. (1)

10.16	Real Estate Purchase and Sale Agreement, dated as of February 5, 2013, by and between WHLR-Bixby Commons, LLC and Super Market Developers, Inc. (2)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Incorporated by reference to the Registrant’s report on Form 8-K, File no. 001-35713 filed on February 11, 2013.
(3)	Filed herewith.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ STEVEN M. BELOTE
Steven M. Belote

Chief Financial Officer

Date: August 12, 2013