Form 10-Q
period 2013-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2013-11-14
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 13, 2013, there were 7,121,000 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)

ASSETS:
Investment properties, net	$83,558,017	$43,345,665
Cash and cash equivalents	1,821,057	2,053,192
Rents and other tenant receivables, net	903,085	761,114
Deferred costs and other assets, net	12,801,743	6,527,906

Total Assets	$99,083,902	$52,687,877

LIABILITIES:
Mortgages and other indebtedness	$66,781,304	$31,843,503
Below market lease intangible, net	3,969,073	3,673,019
Accounts payable, accrued expenses and other liabilities	2,670,835	938,896

Total Liabilities	73,421,212	36,455,418

Commitments and contingencies (Note 7)	—	—

EQUITY:
Series A preferred stock (no par value, 500,000 shares authorized, 1,809 and no shares issued and outstanding, respectively)	1,458,050	—
Common stock ($0.01 par value, 75,000,000 and 15,000,000 shares authorized, 7,121,000 and 3,301,502 shares issued and outstanding, respectively	71,210	33,015
Additional paid-in capital	28,118,189	14,097,453
Accumulated deficit	(10,276,279)	(5,443,099)

Total Shareholders’ Equity	19,371,170	8,687,369

Noncontrolling interests	6,291,520	7,545,090

Total Equity	25,662,690	16,232,459

Total Liabilities and Equity	$99,083,902	$52,687,877

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUE:
Rental revenues	$1,806,118	$402,061	$4,624,612	$1,198,852
Other revenues	170,334	86,666	598,736	305,534

Total Revenue	1,976,452	488,727	5,223,348	1,504,386

OPERATING EXPENSES:
Property operations	383,276	117,486	968,846	332,308
Depreciation and amortization	872,213	184,933	2,204,899	556,452
Provision for credit losses	32,017	—	69,920	—
Corporate general & administrative	2,609,726	354,401	4,766,293	787,654

Total Operating Expenses	3,897,232	656,820	8,009,958	1,676,414

Operating Loss	(1,920,780)	(168,093)	(2,786,610)	(172,028)

Interest expense	(592,231)	(198,049)	(1,587,946)	(593,496)

Net Loss	(2,513,011)	(366,142)	(4,374,556)	(765,524)

Less: Net loss attributable to noncontrolling interests	(793,360)	—	(950,264)	—

Net Loss Attributable to Wheeler REIT	(1,719,651)	(366,142)	(3,424,292)	(765,524)

Preferred stock dividends	(79,049)	—	(101,549)	—

Net Loss Attributable to Wheeler REIT Common Shareholders	$(1,798,700)	$(366,142)	$(3,525,841)	$(765,524)

Loss per share:
Basic and Diluted	$(0.38)	$(0.11)	$(0.93)	$(0.23)

Weighted-average number of shares:
Basic and Diluted	4,715,382	3,301,502	3,777,974	3,301,502

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Noncontrolling Interests		Total Equity

	Shares	Value	Shares	Value				Units	Value
Balance, December 31, 2012	—	$—	3,301,502	$33,015	$14,097,453	$(5,443,099)	$8,687,369	1,858,068	$7,545,090	$16,232,459

Issuance of common stock, net of expenses	—	—	3,162,500	31,625	11,830,573	—	11,862,198	—	—	11,862,198

Reclass of preferred stock to equity, net of expenses of $213,064	4,500	3,943,936	—	—	—	—	3,943,936	—	—	3,943,936

Conversion of preferred stock to common stock, net of expenses	(2,691)	(2,485,886)	656,998	6,570	2,472,148	—	(7,168)	—	—	(7,168)

Adjustment for noncontrolling interest in operating partnership					(281,985)		(281,985)		281,985	—

Dividends and distributions	—	—	—	—	—	(1,408,888)	(1,408,888)	—	(585,291)	(1,994,179)

Net loss	—	—	—	—	—	(3,424,292)	(3,424,292)	—	(950,264)	(4,374,556)

Balance, September 30, 2013	1,809	$1,458,050	7,121,000	$71,210	$28,118,189	$(10,276,279)	$19,371,170	1,858,068	$6,291,520	$25,662,690

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated and Combined Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,374,556)	$(765,524)
Adjustments to reconcile combined net loss to net cash from operating activities
Depreciation and amortization	2,204,899	556,452
Other noncash adjustments	(320,540)	—
Provision for credit losses	69,920	—
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(234,337)	(82,934)
Unbilled rent	22,446	32,750
Deferred costs and other assets, net	(2,415,024)	468
Accounts payable, accrued expenses and other liabilities	3,350,664	286,393

Net cash from operating activities	(1,696,528)	27,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(14,065,085)	—
Capital expenditures	(285,827)	(23,690)

Net cash from investing activities	(14,350,912)	(23,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(1,853,682)	(126,092)
Proceeds from sales of preferred stock, net of expenses	4,005,736	494,000
Conversion of preferred stock	(7,168)	—
Proceeds from sales of common stock, net of expenses	12,001,647	—
Deferred offering costs	—	(135,977)
Net proceeds from related parties	(120,684)	(104,034)
Loan proceeds	12,891,045	—
Loan principal payments	(11,101,589)	(182,187)

Net cash from financing activities	15,815,305	(54,290)

DECREASE IN CASH AND CASH EQUIVALENTS	(232,135)	(50,375)
CASH AND CASH EQUIVALENTS, beginning of period	2,053,192	104,007

CASH AND CASH EQUIVALENTS, end of period	$1,821,057	$53,632

Supplemental Disclosures:

Non-Cash Transactions:
Debt incurred for acquisitions	$33,212,500	$—

Other Cash Transactions:
Cash paid for interest	$1,544,076	$607,963

See accompanying notes to condensed consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2013, the Trust, through the Operating Partnership, owns and operates fifteen properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma and Tennessee. Accordingly, the use of the words “Company”, “we”, “us” and “our” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The condensed consolidated and combined financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2012 are derived from the Company’s audited consolidated and combined financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated and combined financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated and combined entities of the Company have been eliminated. You should read these condensed consolidated and combined financial statements in conjunction with our 2012 Annual Report filed on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

2.	Summary of Significant Accounting Policies

Rents and Other Tenant Receivables, net

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2013 and December 31, 2012, the Company’s allowance for uncollectible accounts totaled $145,170 and $75,250, respectively. During the three and nine months ended September 30, 2013, the Company recorded bad debt expenses in the amount of $32,017 and $69,920, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2012, the Company recorded no bad debt expense. During the three and nine months ended September 30, 2013 and 2012, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing intangible assets and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing intangible assets are amortized over their estimated useful lives. Details of these deferred costs, net of amortization, and other assets are as follows:

	September 30, 2013	December 31, 2012
	(unaudited)

Lease origination costs, net	$3,710,149	$1,941,457
Leases in place, net	5,617,596	2,916,084
Financing costs, net	1,583,111	779,969
Property escrows	1,495,198	253,969
Legal and marketing costs, net	217,243	260,146
Other	178,446	376,281

Total Deferred Costs and Other Assets, net	$12,801,743	$6,527,906

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

Amortization of lease origination costs, in place leases and legal and marketing costs represents a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Future amortization of lease origination costs, in place leases, financing costs, and legal and marketing costs is as follows:

For the Twelve Months Ending September 30, (unaudited)	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs

2014	$485,121	$1,177,101	$323,044	$59,240
2015	428,501	852,923	316,496	37,953
2016	387,355	710,716	255,811	30,007
2017	346,229	584,530	142,568	23,119
2018	277,753	403,696	123,064	16,902
Thereafter	1,785,190	1,888,630	422,128	50,022

	$3,710,149	$5,617,596	$1,583,111	$217,243

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. Thus, the Company made no provision for federal income taxes for the REIT in the accompanying condensed consolidated and combined financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, the Company has reported noncontrolling interests in equity on the September 30, 2013 unaudited consolidated balance sheet but separate from the Company’s shareholders’ equity. On the September 30, 2013 unaudited condensed consolidated and combined statement of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The unaudited condensed consolidated statement of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are exchanged for the Company’s Common Stock. In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

3.	Investment Properties

Investment properties consist of the following:

	September 30, 2013	December 31, 2012
	(unaudited)

Land	$21,281,488	$9,681,750
Buildings and improvements	66,654,922	36,955,471

Investment properties at cost	87,936,410	46,637,221
Less accumulated depreciation and amortization	(4,378,393)	(3,291,556)

Investment properties, net	$83,558,017	$43,345,665

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

3.	Investment Properties (continued)

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Acquisitions

On June 11, 2013, the Company completed its acquisition of a 75,000 square foot, 100% leased free-standing grocery store located in the Bixby Commons Shopping Center (“Bixby Commons”) in Bixby, Oklahoma for a purchase price of approximately $10.6 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc., (“Associated”), a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement.

On August 26, 2013, the Company completed its acquisition of Tampa Festival Shopping Center (“Tampa Festival”), a 141,628 square foot grocery-anchored shopping center located in Tampa, Florida for a purchase price of approximately $11.85 million. The property is 96% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options available.

On August 29, 2013, the Company completed its acquisition of Forrest Gallery Shopping Center (“Forrest Gallery”), a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 91% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20-year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining.

On September 25, 2013, the Company completed its acquisition of Reasor’s Jenks Shopping Center (“Jenks Reasors”), an 81,000 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $11.4 million. The property is 100% occupied by a Reasor’s Foods grocery store under a 20-year, triple-net operating lease expiring in 2033.

The following summarizes the consideration paid and the preliminary estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. In determining fair values, the Company considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties.

	Forrest Gallery	Bixby Commons	Tampa Festival	Jenks Reasors
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$10,469,952	$8,926,147	$11,480,567	$10,136,697
Lease intangibles and other assets (b)	1,106,079	1,673,853	1,151,736	1,263,303
Below market leases (b)	(76,031)	—	(782,303)	—

Preliminary estimated fair value of net assets acquired	$11,500,000	$10,600,000	$11,850,000	$11,400,000

Purchase consideration:
Consideration paid with cash and debt (c)	$11,500,000	$10,600,000	$11,850,000	$11,400,000

a.	Represents the preliminary estimated fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values; and

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b.	Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases, above/below market leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.
c.	Represents the components of purchase consideration paid.

The Company incurred approximately $2,040,580 in acquisition expenses for these acquisitions. These costs are included on the unaudited condensed consolidated and combined statement of operations under the caption “Corporate general & administrative.”

Unaudited pro forma financial information is presented below for Tampa Festival and Forrest Gallery. The unaudited pro forma information presented below includes the effects of the acquisitions as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

3.	Investment Properties (continued)

and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Bixby Commons and Jenks Reasors as the Company’s management has determined that their inclusion would not be meaningful due to limited or no unrelated third party operating history.

	Forrest Gallery
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$2,017,644	$693,661	$5,470,716	$2,073,652
Net loss	$(2,568,335)	$(438,117)	$(4,595,851)	$(981,449)
Basic and diluted loss per share	$(0.54)	$(0.13)	$(1.22)	$(0.30)

	Tampa Festival
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenue	$2,024,704	$720,111	$5,498,957	$2,153,002
Net loss	$(2,509,643)	$(380,242)	$(4,361,085)	$(807,824)
Basic and diluted loss per share	$(0.53)	$(0.12)	$(1.15)	$(0.24)

Pending Acquisitions

On April 26, 2013, the Company entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Winslow Plaza Shopping Center, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.60 million. The property is 94% occupied and is anchored by a 9,600 square foot King’s Liquors store under a five year lease expiring in August 2017 with two five-year options remaining. The Property is shadow-anchored by a ShopRite Supermarket, a large grocer in New Jersey. This acquisition is expected to close in the fourth quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract to acquire Northeast Plaza Shopping Center, a 54,511 square foot grocery-anchored shopping center located in Lumberton, North Carolina for a purchase price of approximately $4.89 million. The property is 93% occupied and is anchored by a Food Lion grocery store which occupies approximately 61% of the total rentable square feet of the center through a 20-year lease expiring in December 2020 with four five-year options available. This acquisition is expected to close in the fourth quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract to acquire Jenks Plaza, a 7,800 square foot 100% occupied strip center located in Jenks, Oklahoma for a purchase price of approximately $1.74 million. This acquisition is expected to close in the fourth quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract to acquire Brook Run Shopping Center, a 147,738 square foot grocery-anchored shopping center located in Richmond, Virginia for a purchase price of approximately $19.20 million. The property is 95% occupied and is anchored by a Martin’s grocery store which occupies approximately 40% of the total rentable square feet of the center through a lease that was originally for 20 years and is currently in its first five-year option period expiring in August 2015 with four five-year options remaining. This acquisition is expected to close in the fourth quarter of 2013.

On May 10, 2013, the Company entered into a purchase contract to acquire Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia for a purchase price of approximately $9.31 million. The property is 91% occupied and is anchored by a Food Lion grocery store which occupies approximately 76% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options available. This acquisition is expected to close in the fourth quarter of 2013.

On May 10, 2013, the Company entered into two purchase and sale agreement contracts to purchase Warren Commons Shopping Center, a 46,465 square foot shopping center and 11.66 acres of adjoining vacant land located in Warren County, Pennsylvania for a combined purchase price of approximately $5.45 million. The property is 85% occupied and is anchored by a 9,100 square foot Dollar Tree store and is shadow-anchored by a Wal-Mart and Lowes Home Improvement store. Dollar Tree’s lease is currently in its first five-year renewal option which expires in February 2017 with one five-year option remaining. On September 17, 2013, the Company announced that both it and the seller terminated the contracts as the Company was unable to obtain clear title due to easements affecting the properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

4.	Loans Payable

The Company’s loans payable consist of the following:

	Monthly	Interest		September 30,	December 31,
Property	Payment	Rate	Maturity	2013	2012
				(unaudited)

Shoppes at Eagle Harbor	$24,692	4.34%	March 2018	$3,937,551	$—
Lumber River Plaza	$18,414	5.65%	May 2015	2,993,407	3,050,117
Monarch Bank Building	$9,473	4.15%	December 2017	1,495,998	1,533,346
Perimeter Square	$28,089	6.38%	June 2016	4,448,267	4,537,456
Riversedge North	$13,556	6.00%	December 2013	2,071,437	2,098,138
Walnut Hill Plaza	$25,269	6.75%	April 2014	3,480,979	3,528,232
Harps at Harbor Point	$18,122	3.99%	December 2015	3,350,280	3,416,550
Twin City Commons	$17,827	4.86%	January 2023	3,342,589	3,375,000
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,448,296	—
Bixby Commons	Interest only	2.77%	June 2018	6,700,000	—
Monarch Bank Line of Credit	Interest only	4.50%	December 2013	2,000,000	—
Forrest Gallery	$50,973	5.40%	September 2023	9,075,000	—
Jenks Reasors	Interest only	4.25%	September 2016	8,550,000	—
Tampa Festival	$50,797	5.56%	September 2023	8,887,500	—
Shoppes at Eagle Harbor	$30,863	6.20%	February 2013	—	3,904,664
Shoppes at TJ Maxx	Interest only	6.00%	April 2013	—	6,400,000

Total Mortgage Loans Payable				$66,781,304	$31,843,503

Financing Activity

The Riversedge North loan matured on April 16, 2013. The loan has been extended until December 15, 2013 while we decide our course of action on the loan. The Company anticipates being able to refinance this loan at terms that are at least comparable to those that currently exist.

On March 11, 2013, the Company entered into a promissory note for $4.0 million to refinance the Shoppes at Eagle Harbor loan that matured in February 2013. The new loan matures on March 11, 2018 and requires monthly principal and interest payments based on a 20 year amortization and a 4.34% fixed interest rate.

On April 19, 2013, the Company entered into a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% interest rate.

On June 3, 2013, the Company entered into a Promissory Note (the “Note”) with Monarch Bank for a $2,000,000 line of credit. The Note matures on December 15, 2013, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2013 are as follows:

For the Twelve Months Ending September 30, (unaudited)

2014	$8,340,064
2015	3,772,793
2016	16,663,782
2017	966,505
2018	11,558,215
Thereafter	25,479,945

Total principal maturities	$66,781,304

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

5.	Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2013 are as follows:

For the Twelve Months Ending September 30, (unaudited)

2014	$8,864,674
2015	8,318,970
2016	7,492,193
2017	6,628,622
2018	5,036,201
Thereafter	35,146,484

$71,487,144

6.	Equity

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

Substantially all of the Company’s business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 76.98% interest in the Operating Partnership as of September 30, 2013. Limited partners in the Operating Partnership have the right to convert their common units into cash or, at the Company’s option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of September 30, 2013 and December 31, 2012, there were 8,072,627 and 5,159,570, respectively, of common units outstanding with the Trust owning 6,214,559 and 3,301,502, respectively, of these common units.

Private placement and secondary offering

On June 10, 2013, the Company completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”). Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “Securities Purchase Agreement”), the Company issued an aggregate of 4,500 shares of Preferred Stock to the Buyers. The Preferred Stock accrues cumulative dividends at a rate of 9% per annum, which will be paid quarterly. In accordance with the Securities Purchase Agreement, 2,691 shares of Preferred Stock converted automatically into 656,998 shares of the Company’s Common Stock upon the August 26, 2013 completion of the Company’s secondary offering (“Offering”) at a price equal to $4.085 per share, or 95% of the $4.30 per share price at which the Common Stock was sold in the Offering (the “Primary Conversion”).

The Company has the right to redeem the remaining 1,809 shares of Preferred Stock, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends. Since the Preferred Stock featured certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events, the initial Preferred Stock amount of $4,157,000 was previously presented as a liability in the Company’s condensed consolidated balance sheet. Upon completion of the Primary Conversion, the remaining Preferred Stock was reclassified to the shareholders’ equity section of the Company’s condensed consolidated balance sheet since the Preferred Stock no longer possesses the redemption features previously considered outside the Company’s control.

In connection with the investment, the Company and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Preferred Shares acquired by the Buyers. The 656,998 shares were registered on September 23, 2013.

On August 26, 2013, the Company completed the Offering. Net proceeds from the Offering totaled $12,720,275, excluding the impact of certain legal, accounting and other professional fees, in which 3,162,500 shares of the Company’s common stock were issued. This total includes the over-allotment of 412,500 shares which were issued on September 13, 2013. The Company used a portion of these proceeds to fund the acquisitions discussed in Note 3 and for general corporate purposes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

6.	Equity (continued)

Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income from continuing operations, excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

The Operating Partnership’s 1,858,068 common units outstanding to noncontrolling interests are eligible to be converted into shares of Common Stock on a one-to-one basis in November 2013. These common units have been excluded from the Company’s diluted earnings per share calculation based on this restriction.

Dividends

For the three and nine months ended September 30, 2013, dividends of $989,705 and $1,892,630, respectively, were made to holders of common shares and common units. On September 17, 2013, the Company declared a $0.035 per share dividend payable on or about October 31, 2013 to shareholders of record as of September 30, 2013. Accordingly, the Company has accrued $314,267 as of September 30, 2013 for this dividend.

For the three and nine months ended September 30, 2013, dividends of $79,049 and $101,549, respectively, were made to holders of preferred shares. Dividends on preferred shares are paid quarterly. During the three months ended September 30, 2013, the Company declared a quarterly dividend to preferred shareholders of $79,049 to shareholders of record as of September 30, 2013 to be paid on October 15, 2013. Accordingly, the Company has accrued $79,049 as of September 30, 2013 for this dividend.

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

On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in our financial statements with the expense included on the unaudited condensed consolidated and combined statement of operations under the caption “Corporate general & administrative.” The Company will continue to vigorously litigate the issues raised upon appeal.

8.	Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and Chief Executive Officer, when combined with his affiliates, represents the Company’s second largest stockholder.

Wheeler Interests, LLC (“Wheeler Interests”), which is controlled by Mr. Wheeler, leases the Company’s Riversedge property under a 10-year operating lease expiring in November 2017, with four five year renewal options available. The lease currently requires monthly base rent payments of $24,000 and provides for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimburses the Company for a portion of the property’s operating expenses and real estate taxes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated and Combined Financial Statements (Continued)

(Unaudited)

8.	Related Party Transactions (continued)

The following summarizes related party activity as of and for the nine months ended September 30, 2013 and 2012 (unaudited):

	September 30,
	2013	2012

Amounts paid to Wheeler Interests and its affiliates	$1,412,126	$617,063

Amounts due to (from) Wheeler Interests and its affiliates	$69,485	$1,068,712

Rent and reimbursement income received from Wheeler Interests	$297,432	$307,300

Rent and other tenant receivables due from Wheeler Interests	$379,481	$221,489

9.	Subsequent Events

On October 21, 2013, the Company completed the acquisition of the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year, 5 month lease expiring in 2023 with three renewal options available. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10-year lease expiring in 2022 with three renewal options available. The property is subject to a 10-year ground lease with Fairfield Shopping Center, a related party, expiring in 2022. The Company acquired the property from a related party by issuing 169,613 common units in the Operating Partnership to the limited partners and the assumption of outstanding debt.

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of the Operating Partnership that owns the Trust’s Harps and Harbor Point property (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by affiliates of the Trust. Crossland subsequently filed a counterclaim adding the Trust, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to the Trust acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien relates construction and development costs incurred prior to the Trust acquiring the property, the affiliated parties that developed the property intend to fully satisfy the Lien, resulting in no liability to the Trust. However, since there was no evidence as of the date of this filing that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in its September 30, 2013 financial statements. This amount is included on the unaudited condensed consolidated and combined statement of operations under the caption “Corporate general & administrative.”

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement on Form S-11 filed with the Securities and Exchange Commission (“SEC”) on August 22, 2013.

Executive Overview

Upon filing of this Form 10-Q, we will have been in operation for approximately one year since completing our offering and formation transactions on November 16, 2012. Over the past year, we have increased our market capitalization to approximately $30 million; almost tripled the size of gross leasable area owned to 982,429 square feet; and doubled the number of properties owned to sixteen. Additionally, our geographic footprint has expanded into South Carolina, Georgia and Tennessee. We continue to focus our growth efforts in secondary and tertiary markets, primarily targeting stabilized grocery-anchored shopping centers with attractive risk-adjusted returns.

The September 30, 2013 nine month period includes the operations related to the three properties we acquired in conjunction with our November 2012 formation transactions, the three properties we acquired during December 2012, a full quarter of operations related to the Bixby Commons property acquired on June 11, 2013, and a month of operations related to the Tampa Festival and Forrest Gallery acquisitions. Conversely, the September 2012 nine month period only includes the combined operations of our predecessor as described in our Registration Statement filed on Form S-11 with the SEC on October 23, 2012. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of our predecessor (same stores) and of those related to properties acquired as part of and subsequent to our formation transactions (new stores). This illustrates the significant impact the properties acquired as part of and subsequent to the formation transactions had on our results of operations.

Property Acquisitions

On June 11, 2013, we completed our acquisition of a 75,000 square foot, 100% leased free-standing grocery store located in the Bixby Commons Shopping Center (“Bixby Commons”) in Bixby, Oklahoma for a purchase price of approximately $10.6 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc., (“Associated”), a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement.

On August 26, 2013, we completed our acquisition of Tampa Festival Shopping Center (“Tampa Festival”), a 141,628 square foot grocery-anchored shopping center located in Tampa, Florida for a purchase price of approximately $11.85 million. The property is 96% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options available.

On August 29, 2013, we completed our acquisition of Forrest Gallery Shopping Center (“Forrest Gallery”), a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 91% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining.

On September 25, 2013, we completed our acquisition of Reasor’s Jenks Shopping Center (“Jenks Reasors”), an 81,000 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $11.4 million. The property is 100% occupied by a Reasor’s Foods grocery store under a 20-year, triple-net operating lease expiring in 2033.

On October 21, 2013, we completed our acquisition of the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10-year, 5 month lease expiring in 2023 with three renewal options available. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10-year lease expiring in 2022 with three renewal options available. The property is subject to a 10-year ground lease with Fairfield Shopping Center, a related party, expiring in 2022. We acquired the property from a related party by issuing 169,613 common units in the Operating Partnership to the limited partners and the assumption of outstanding debt.

Pending Acquisitions

On April 26, 2013, we entered into an assignment of purchase and sale agreement with Wheeler Interests, LLC to assume a contract to purchase Winslow Plaza Shopping Center, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.60 million. The property is 94% occupied and is anchored by a 9,600 square foot King’s Liquors store under a five year lease expiring in August 2017 with two five-year options remaining. The property is shadow-anchored by a ShopRite Supermarket, a large grocer in New Jersey. We expect to close the acquisition in the fourth quarter of 2013.

On May 10, 2013, we entered into a purchase contract to acquire Northeast Plaza Shopping Center, a 54,511 square foot grocery-anchored shopping center located in Lumberton, North Carolina for a purchase price of approximately $4.89 million. The property is 93% occupied and is anchored by a Food Lion grocery store which occupies approximately 61% of the total rentable square feet of the center through a 20-year lease expiring in December 2020 with four five-year options available. We expect the acquisition to close in the fourth quarter of 2013.

On May 10, 2013, we entered into a purchase contract to acquire Jenks Plaza, a 7,800 square foot 100% occupied strip center located in Jenks, Oklahoma for a purchase price of approximately $1.74 million. We expect the acquisition to close in the fourth quarter of 2013.

On May 10, 2013, we entered into a purchase contract to acquire Brook Run Shopping Center, a 147,738 square foot grocery-anchored shopping center located in Richmond, Virginia for a purchase price of approximately $19.20 million. The property is 95% occupied and is anchored by a Martin’s grocery store which occupies approximately 40% of the total rentable square feet of the center through a lease that was originally for 20 years and is currently in its first five-year option period expiring in August 2015 with four five-year options remaining. We expect the acquisition to close in the fourth quarter of 2013.

On May 10, 2013, we entered into a purchase contract to acquire Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia for a purchase price of approximately $9.31 million. The property is 91% occupied and is anchored by a Food Lion grocery store which occupies approximately 76% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options available. We expect the acquisition to close in the fourth quarter of 2013.

On or about May 10, 2013, we entered into two purchase and sale agreement contracts to purchase Warren Commons Shopping Center, a 46,465 square foot shopping center and 11.66 acres of adjoining vacant land located in Warren County, Pennsylvania for a combined purchase price of approximately $5.45 million. The property is 85% occupied and is anchored by a 9,100 square foot Dollar Tree store and is shadow-anchored by a Wal-Mart and Lowes Home Improvement store. Dollar Tree’s lease is currently in its first five-year renewal option which expires in February 2017 with one five-year option remaining. On September 17, 2013, we announced that both we and the seller terminated the contracts as we were unable to obtain clear title due to easements affecting the properties.

Leasing Activity

Renewals during the first nine months of 2013 were comprised of eleven new lease agreements totaling 49,468 square feet with a weighted average increase of $0.03 per square foot. One renewal included tenant improvement concessions of $8.57 per square foot, and the commission rate per square foot equated to $1.19. The rates on negotiated renewals resulted in a weighted average increase of $0.79 per square foot on five renewals and a $1.29 per square foot decrease on one renewal. Seven of these renewals represented options being exercised.

We entered into a relocation and expansion agreement with one tenant that resulted in a $1.76 decrease in their per square foot rent, but will result in annual rental income at the center increasing approximately $17,000 due to increased square footage leased. This expansion included a $0.54 per square foot tenant improvement concession and a $4.18 per square foot commission rate. We also had two lease assignments for a 3,696 square foot space with all lease terms remaining the same.

Approximately 6.87% of our gross leasable area is subject to leases that expire during the twelve months ending September 30, 2014 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Financing Activities

The Riversedge North loan matured on April 16, 2013. The loan has been extended until December 15, 2013 while we decide our course of action on the loan. We anticipate being able to refinance this loan at terms that are at least comparable to those that currently exist.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25-year amortization and a 3.88% fixed interest rate.

On March 11, 2013, we entered into a promissory note for $4.0 million to refinance the Shoppes at Eagle Harbor loan that matured in February 2013. The new loan matures on March 11, 2018 and requires monthly principal and interest payments based on a 20-year amortization and a 4.34% fixed interest rate.

On June 3, 2013, we entered into a Promissory Note (the “Note”) with Monarch Bank for a $2,000,000 line of credit. The Note matures on December 15, 2013, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

Critical Accounting Policies

In preparing the condensed consolidated and combined financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2012 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations.” There have been no significant changes to these policies during the three and nine months ended September 30, 2013. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated and combined financial statements included in this Form 10-Q.

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Results of Operations

The following table presents a comparison of the condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2013	2012	2013	2012	# or $	%	# or $	%

PROPERTY DATA:
Number of properties owned and operated	15	5	15	5	10	200.00%	10	200.00%
Aggregate gross leasable area	982,429	129,880	982,429	129,880	852,549	656.41%	852,549	656.41%
Ending occupancy rate	95.0%	88.0%	95.0%	88.0%	7.0%	7.95%	7.0%	7.95%

FINANCIAL DATA:
Rental revenues	$1,806,118	$402,061	$4,624,612	$1,198,852	$1,404,057	349.21%	$3,425,760	285.75%
Other revenues	170,334	86,666	598,736	305,534	83,668	96.54%	293,202	95.96%

Total Revenue	1,976,452	488,727	5,223,348	1,504,386	1,487,725	304.41%	3,718,962	247.21%

EXPENSES:
Property operations	383,276	117,486	968,846	332,308	265,790	226.23%	636,538	191.55%
Depreciation and amortization	872,213	184,933	2,204,899	556,452	687,280	371.64%	1,648,447	296.24%
Provision for credit losses	32,017	—	69,920	—	32,017	N/A	69,920	N/A
Corporate general & administrative	2,609,726	354,401	4,766,293	787,654	2,255,325	636.38%	3,978,639	505.13%

Total Operating Expenses	3,897,232	656,820	8,009,958	1,676,414	3,240,412	493.35%	6,333,544	377.80%

Operating Loss	(1,920,780)	(168,093)	(2,786,610)	(172,028)	(1,752,687)	(1,042.69%)	(2,614,582)	(1,519.86%)

Interest expense	(592,231)	(198,049)	(1,587,946)	(593,496)	(394,182)	199.03%	(994,450)	167.56%

Net Loss	(2,513,011)	(366,142)	(4,374,556)	(765,524)	(2,146,869)	(586.35%)	(3,609,032)	(471.45%)

Net loss attributable to noncontrolling interests	(793,360)	—	(950,264)	—	(793,360)	N/A	(950,264)	N/A

Net Loss Attributable to Wheeler REIT	$(1,719,651)	$(366,142)	$(3,424,292)	$(765,524)	$(1,353,509)	(369.67%)	$(2,658,768)	(347.31%)

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations as there is no comparative information available for new stores since all of them were acquired subsequent to September 30, 2012.

	Three Months Ended September 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012

Property revenues	$497,841	$488,727	$1,478,611	$—	$1,976,452	$488,727
Property expenses	114,979	117,486	268,297	—	383,276	117,486

Property Net Operating Income	382,862	371,241	1,210,314	—	1,593,176	371,241

Depreciation and amortization	113,519	184,933	758,694	—	872,213	184,933
Provision for credit losses	—	—	32,017	—	32,017	—
Corporate general & administrative	605,084	354,401	2,004,642	—	2,609,726	354,401

Total Other Operating Expenses	718,603	539,334	2,795,353	—	3,513,956	539,334

Interest expense	185,937	198,049	406,294	—	592,231	198,049

Net Loss	$(521,678)	$(366,142)	$(1,991,333)	$—	$(2,513,011)	$(366,142)

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012

Property revenues	$1,474,879	$1,504,386	$3,748,469	$—	$5,223,348	$1,504,386
Property expenses	327,329	332,308	641,517	—	968,846	332,308

Property Net Operating Income	1,147,550	1,172,078	3,106,952	—	4,254,502	1,172,078

Depreciation and amortization	365,568	556,452	1,839,331	—	2,204,899	556,452
Provision for credit losses	—	—	69,920	—	69,920	—
Corporate general & administrative	2,001,494	787,654	2,764,799	—	4,766,293	787,654

Total Other Operating Expenses	2,367,062	1,344,106	4,674,050	—	7,041,112	1,344,106

Interest expense	508,386	593,496	1,079,560	—	1,587,946	593,496

Net Loss	$(1,727,898)	$(765,524)	$(2,646,658)	$—	$(4,374,556)	$(765,524)

Property Revenues

Total same store property revenues for the three and nine month periods ended September 30, 2013 were $497,841 and $1,474,879, respectively, compared to $488,727 and $1,504,386 for the three and nine months ended September 30, 2012, respectively, representing an increase of $9,114 and a decrease of $29,507, respectively, or 1.86% and -1.96%, respectively. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments and contractual rent adjustments.

The three and nine months ended September 30, 2013 represents full periods of operations reported for the properties acquired as part of the Company’s November 2012 formation and those acquired during December 2012, a full quarter of operations for the June 2013 acquisition, and a month of operations for the August 2013 acquisitions. These properties contributed $1.48 million and $3.75 million in revenues for the three and nine months ended September 30, 2013. Going forward we believe these properties will generate a significant amount of revenue for the Company and we will benefit from future contractual rent increases.

Property Expenses

Total same store operating expenses for the three and nine month periods ended September 30, 2013 were $114,979 and $327,329, respectively, compared to $117,486 and $332,308 and for the three and nine month periods ended September 30, 2012, respectively. The decreases for the three and nine month periods were primarily due to decreases in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather.

There were no significant unusual or non-recurring items included in new store property expenses for the three and nine months ended September 30, 2013.

Other Operating Expenses

Same store other operating expenses for the three and nine months ended September 30, 2013 period were $718,603 and $2,367,062, respectively, representing increases of $179,269 and $1,022,956 over the three and nine months ended September 30, 2012, respectively. The increases are primarily associated with increases in professional fees and other expenses as a result of being a publicly traded company and property acquisitions and legal matters. Total acquisition expenses for same and new stores for the nine month period ended September 30, 2013 included $1,425,000 in fees paid for the acquisitions of Bixby Commons, Forrest Gallery, Tampa Festival and Jenks Reasors and approximately $616,000 for legal, accounting and other professional costs associated with property acquisitions contemplated in our stock offerings. Additionally, we accrued approximately $267,000 in legal costs for the Perimeter case and $856,000 for the Harp’s settlement (discussed in Part II, Item 1, Legal Proceedings).

Same store depreciation and amortization expense for the three and nine months ended September 30, 2013 decreased $71,414 and $190,884, respectively, or 38.62% and 34.30%, respectively, resulting from more assets becoming fully depreciated and amortized.

Interest Expense

Same store interest expense declined $12,112 and $85,110 or 6.12% and 14.34%, to $185,937 and $508,386 for the three and nine months ended September 30, 2013, respectively, compared to $198,049 and $593,496 for the three and nine month periods ended September 30, 2012, respectively. The decreases primarily resulted from the payoff of a $320,000 loan during November 2012, a principal curtailment of approximately of $511,000 during December 2012 on an existing loan, refinancing two notes at lower interest rates and the impact of declining balances on outstanding debt.

A $6.4 million new store loan and a $3.9 million same store loan were refinanced during the nine month period ended September 30, 2013 at interest rates of 3.88% and 4.34%, respectively, compared to the previous rates of 6.00% and 6.20%, respectively.

Funds from Operations

                        We use Funds from Operations (FFO) as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is the calculation of FFO for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%

Net loss	$(521,678)	$(366,142)	$(1,991,333)	$—	$(2,513,011)	$(366,142)	$(2,146,869)	(586.35%)
Depreciation of real estate assets and intangibles	113,519	184,933	758,694	—	872,213	184,933	687,280	371.64%

Total FFO	$(408,159)	$(181,209)	$(1,232,639)	$—	$(1,640,798)	$(181,209)	$(1,459,589)	(805.47%)

	Nine Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%

Net loss	$(1,727,898)	$(765,524)	$(2,646,658)	$—	$(4,374,556)	$(765,524)	$(3,609,032)	(471.45%)
Depreciation of real estate assets and intangibles	365,568	556,452	1,839,331	—	2,204,899	556,452	1,648,447	296.24%

Total FFO	$(1,362,330)	$(209,072)	$(807,327)	$—	$(2,169,657)	$(209,072)	$(1,960,585)	(937.76%)

During the three and nine months ended September 30, 2013, same store FFO decreased $226,950 and $1,153,258, respectively, primarily due to increases of $250,683 and $1,213,840, respectively, in same store corporate general and administrative expenses for the three and nine months ended September 30, 2013, respectively. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the three and nine months ended September 30, 2013 would have been approximately $543,000 and $994,000, respectively, as shown in the Core FFO table below:

Management believes that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the operating performance of our real estate assets. These items include, but are not limited to, costs associated with acquisitions and legal settlements. Accordingly, management also uses Core FFO, which is a non-GAAP measure that excludes these items, as a supplemental measure of our operating performance. Management believes that reporting Core FFO in addition to FFO improves the level of detail available for the investment community to evaluate our company on a comparative basis.

Below is the calculation of Core FFO for same stores and new stores on a combined basis for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total FFO	$(1,640,798)	$(181,209)	$(2,169,657)	$(209,072)
Acquisition fees	1,107,000	—	1,425,000	—
Legal and accounting costs for acquisitions	221,000	155,000	616,000	567,000
Perimeter legal settlement accrual	—	—	267,000	—
Harp’s legal settlement accrual	856,000	—	856,000	—

Total Core FFO	$543,202	$(26,209)	$994,343	$357,928

Liquidity and Capital Resources

At September 30, 2013, our consolidated cash and cash equivalents totaled $1,821,057 compared to consolidated cash and cash equivalents of $2.05 million at December 31, 2012. Cash flows from operating activities, investing activities and financing activities for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2013	2012	$	%

Operating activities	$(1,696,528)	$27,605	$(1,724,133)	(6,245.73%)
Investing activities	$(14,350,912)	$(23,690)	$(14,327,222)	(60,477.93%)
Financing activities	$15,815,305	$(54,290)	$15,869,595	29,231.16%

Operating Activities

During the nine months ended September 30, 2013, our cash flows used in operating activities were $1,696,528, compared to cash flows provided by operating activities of $27,605 during the nine months ended September 30, 2012. Operating cash flows were primarily impacted by the $3,609,032 increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $3,978,639 increase in total corporate general and administrative expenses associated with operating the REIT and the addition of ten properties since September 2012. Due to these factors, our FFO decreased $1,960,585 for the nine months ended September 30, 2013, compared to the same period in 2012. FFO is a non-GAAP measurement, contributed by the properties acquired in the fourth quarter and other normal fluctuations in operations (See Funds from Operations reconciliation to net income above).

Investing Activities

During the nine months ended September 30, 2013, our cash flows used in investing activities were $14,350,912, compared to cash flows used in investing activities of $23,690 during the nine months ended September 30, 2012. The increase primarily related to approximately $14,065,000 for the acquisitions of Bixby Commons, Forrest Gallery, Tampa Festival and Jenks Reasors which were completed in the second and third quarters of 2013.

Financing Activities

During the nine months ended September 30, 2013, our cash flows from financing activities were $15,815,305, compared to $54,290 of cash flows used by financing activities during the nine months ended September 30, 2012. During the nine months ended September 30, 2013, we received $4,005,736 of proceeds from the sale of preferred stock used to finance the Bixby Commons acquisition, and $12,001,647 from the completion of our secondary stock offering on August 26, 2013. These proceeds were partially offset by dividends and distributions, which increased to $1,853,682 in the nine months ended September 30, 2013 period from $126,092 during the nine months ended September 30, 2012 period as a result of the $0.035 monthly dividend currently being paid to our investors and $22,500 paid to the preferred shareholders.

Mortgage indebtedness activity during the nine months ended September 30, 2013 includes the refinancing of $10.3 million in loans that matured during the period and $33.2 million in loans in conjunction with the acquisitions of Bixby Commons, Forrest Gallery, Tampa Festival and Jenks Reasors. Excluding the net impact of the refinancing transaction, principal payments on mortgage indebtedness increased to approximately $784,000 during the nine months ended September 30, 2013 period from $182,000 during the nine months ended September 30, 2012 period, primarily related to approximately $265,000 associated with principal payments for the new stores and payments related to the Company’s line of credit.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of September 30, 2013 and December 31, 2012, our debt balances consisted of the following:

	September 30, 2013	December 31, 2012

Fixed-rate mortgages	$66,781,304	$31,843,503

The weighted average interest rate and term of our fixed-rate debt are 4.77% and 5.39 years, respectively, at September 30, 2013. We have $8.34 million of debt maturing during the 12 months ending September 30, 2014. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The $8.34 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing fifteen properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.

Off-Balance Sheet Arrangements

As of September 30, 2013, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that, with the exception of the item disclosed below, such disclosure controls and procedures were effective as of September 30, 2013 (the end of the period covered by this Report).

During our evaluation of the effectiveness of our disclosure controls and procedures, we identified a material weakness in our internal control system related to the Trust’s accounting for and reporting of potential contingent liabilities that arise from matters involving our affiliated entities. Specifically, the Trust was attached to a lien that resulted from activities of affiliated entities involving an asset that was subsequently acquired by the Trust. While this contingent liability is properly accounted for and disclosed in this Form 10-Q, the occurrence of this liability was not reported in a timely manner as specified in SEC rules and forms. Management has remediated the weakness and instituted procedures whereby all potential contingent liabilities of both the Trust and affiliated entities are reviewed weekly to ensure the proper accounting and reporting of these matters as they arise.

Changes in Internal Control Over Financial Reporting

During the three and nine months ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 22, 2013, one of our subsidiaries, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of the Operating Partnership that owns the Harps at Harbor Point property (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by our affiliates. Crossland subsequently filed a counterclaim adding us, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to us acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien relates construction and development costs incurred prior to us acquiring the property, the affiliated parties that developed the property intend to fully satisfy the Lien, resulting in no liability to us. However, since there was no evidence as of the date of this filing that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate accounting treatment was to accrue the $856,000 in our September 30, 2013 financial statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the “Risk Factors” sections in the Annual Report on Form 10-K for the year ended December 31, 2012 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, together with the cautionary statement under the caption “Cautionary Note Regarding Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report. These described risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On June 10, 2013, we completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”).

Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “Securities Purchase Agreement”), we issued an aggregate of 4,500 shares of Series A Preferred Stock (the “Preferred Stock”) to the Buyers. The Preferred Stock accrues cumulative dividends at a rate of 9% per annum, which will be paid quarterly. In accordance with the Securities Purchase Agreement, 2,691 shares of Preferred Stock converted automatically into 656,998 shares of our common stock, $0.01 par value per share (“Common Stock”), upon the August 26, 2013 completion of our secondary offering (“Offering”) at a price equal to $4.08 per share, or 95% of the $4.30 per share price at which the Common Stock was sold in the Offering (the “Primary Conversion”).

Subsequent to the Primary Conversion, we shall have the right to redeem the remaining 1,809 shares of Preferred Stock, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends.

In connection with the investment, we and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, we agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Preferred Shares acquired by the Buyers. The 656,998 shares were registered on September 23, 2013.

In connection with the Securities Purchase Agreement, we filed with the State Department of Assessments and Taxation of Maryland an amendment to our Charter that increased the number of shares of stock which the Company has authority to issue to 75,500,000, consisting of 75,000,000 shares of Common Stock, and 500,000 shares of preferred stock, without par value per share.

(b)

On October 21, 2013, in connection with the acquisition of Starbucks/Verizon and pursuant to the terms of the Contribution and Subscription Agreement between the Operating Partnership and 10 investors (the “Contributors”), the Operating Partnership exchanged an aggregate of 169,613 of its common units (the “Common Units”) worth $712,373 for the Contributors’ membership interests in Fairfield Investors, LLC, a Virginia limited liability company (“Fairfield”). The Common Units issued to the Contributors represents, in the aggregate, 8.4% of the Common Units in the Operating Partnership.

The Common Units are redeemable for cash equal to the then-current market value of one share of the Trust’s common stock or, at the Trust’s option, one share of the Trust’s common stock, commencing 12 months following the completion of this exchange. The Operating Partnership did not receive any proceeds from the exchange. The Operating Partnership only received membership interests in Fairfield. The issuance of the Common Units was exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

(c)	Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Employment Agreement with Jon S. Wheeler (1)

10.5	Employment Agreement with Steven M. Belote (1)

10.6	Employment Agreement with Robin A. Hanisch (1)

10.7	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (3)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. ) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Incorporated by reference to the Registrant’s report on Form 8-K, File no. 001-35713 filed on February 11, 2013.
(3)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ STEVEN M. BELOTE
Steven M. Belote

Chief Financial Officer

Date: November 14, 2013