Form 10-K
period 2013-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2014-03-21
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated file	☐	☐	Accelerated filer

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $17,436,204.

As of March 19, 2014, there were 7,216,238 shares of common stock, $0.01 par value per share, outstanding.

FORWARD- LOOKING STATEMENTS

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Annual Report on Form 10-K include:

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Virginia, Florida, Georgia, South Carolina, North Carolina, Oklahoma, Tennessee and New Jersey;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

These forward-looking statements should be read in light of these factors.

Part I

Item 1.	Business

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

We currently own a portfolio consisting of twenty-three retail properties, including sixteen retail shopping centers, six free-standing retail properties and one office property, totaling 1,294,572 net rentable square feet of which were approximately 94% leased as of December 31, 2013.

We believe the current market environment creates a substantial number of favorable investment opportunities with attractive yields on investment and significant upside potential. We believe the markets we plan to pursue of the Northeast, Mid-Atlantic, Southeast and Southwest are characterized by strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. We anticipate that the depth and breadth of our real estate experience allows us to capitalize on revenue-enhancing opportunities in our portfolio and source and execute new acquisition and development opportunities in our markets, while maintaining stable cash flows throughout various business and economic cycles.

Jon S. Wheeler, our Chairman and President, has 32 years of experience in the real estate sector with particular experience in strategic financial and market analyses and assessments of new or existing properties to maximize returns. We have an integrated team of professionals with experience across all stages of the real estate investment cycle.

We were organized as a Maryland corporation on June 23, 2011 and elected to be taxed as a REIT beginning with our taxable year ended December 31, 2012. We conduct substantially all of our business through Wheeler Real Estate Investment Trust, L.P., a Virginia limited partnership, of which we are the sole general partner (our “Operating Partnership”). We are structured as an UPREIT, which means that we will own most of our properties through our Operating Partnership and its subsidiaries. As an UPREIT, we may be able to acquire properties on more attractive terms from sellers who can defer tax obligations by contributing properties to our Operating Partnership in exchange for Operating Partnership units, which will be redeemable for cash or exchangeable for shares of our common stock at our election.

WHLR Management, LLC (our “Administrative Service Company”), which is wholly owned by Mr. Wheeler, provides administrative services to our company. Pursuant to the terms of an administrative services agreement between our Administrative Service Company and us, our Administrative Service Company is responsible for identifying targeted real estate investments; handling the disposition of the real estate investments our board of directors has chosen to sell; and administering our day-to-day business operations, including but not limited to, leasing duties, property management, payroll and accounting functions. We also benefit from Mr. Wheeler’s partially or wholly owned related business and platform that specializes in retail real estate investment and management. Mr. Wheeler’s organization includes (i) Wheeler Interests, LLC, an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC, a real estate leasing management and administration firm, (iii) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (v) Site Applications, LLC, a full service facility company equipped to handle all levels of building maintenance and (vi) TESR, LLC, a tenant coordination company specializing in tenant relations and community events (collectively, our “Services Companies”). The organization formerly included Wheeler Development, LLC, a full service real estate development firm, which was acquired by us on January 6, 2014. Our headquarters is located at Riversedge North, 2529 Virginia Beach Boulevard, Suite 200, Virginia Beach, Virginia 23452. Our telephone number is (757) 627-9088. Our website is located at WHLR.us. Our Internet website and the information contained therein or connected thereto does not constitute a part of this Form 10-K or any amendment or supplement hereto.

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

Geographic markets and demographics. We plan to seek investment opportunities throughout the United States; however, we will focus on the Northeast, Mid-Atlantic, Southeast and Southwest, which are characterized by attractive demographic and property fundamental trends. We will target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. These communities will also have a combination of the following characteristics:

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

Grow our platform through a comprehensive financing strategy. We believe our capital structure will provide us with sufficient financial capacity and flexibility to fund future growth. Based on our current capitalization, we believe we will have access to multiple sources of financing that are currently unavailable to many of our private market peers or overleveraged public competitors, which will provide us with a competitive advantage. Over time, these financing alternatives may include follow-on offerings of our common stock, unsecured corporate level debt, preferred equity and credit facilities. We have a ratio of debt to total market capitalization of approximately 65%. Although we are not required by our governing documents to maintain this ratio at any particular level, our Board of Directors will review our ratio of debt to total capital on a quarterly basis, with the goal of maintaining a reasonable rate consistent with our expected ratio of debt to total market capitalization going forward. This strategy will enable us to continue to grow our asset base well into the future.

Policies With Respect to Certain Activities

The following is a discussion of certain of our investment, financing and other policies. These policies have been determined by our board of directors and, in general, may be amended or revised from time to time by our board of directors without a vote of our stockholders.

Investment Policies

Investments in Real Estate or Interests in Real Estate

We will conduct all of our investment activities through our Operating Partnership and its subsidiaries. Our investment objectives are to maximize the cash flow of our properties, acquire properties with cash flow growth potential, provide monthly cash distributions and achieve long-term capital appreciation for our stockholders through increases in the value of our company. Consistent with our policy to acquire assets for both income and capital gain, our Operating Partnership intends to hold its properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning its properties and to make occasional sales of the properties as are consistent with our investment objectives. We have not established a specific policy regarding the relative priority of these investment objectives.

We expect to pursue our investment objectives primarily through the ownership by our Operating Partnership of our portfolio of properties and other acquired properties and assets. We currently intend to invest primarily in retail properties. Future investment or development activities will not be limited to any geographic area, property type or to a specified percentage of our assets. While we may diversify in terms of property locations, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. We intend to engage in such future investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes. In addition, we may purchase or lease income-producing properties for long-term investment, expand and improve the properties we presently own or other acquired properties, or sell such properties, in whole or in part, when circumstances warrant.

We may also participate with third parties in property ownership, through joint ventures or other types of co-ownership. We also may acquire real estate or interests in real estate in exchange for the issuance of common stock, units, preferred stock or options to purchase stock. These types of investments may permit us to own interests in larger assets without unduly restricting our diversification and, therefore, provide us with flexibility in structuring our portfolio. We will not, however, enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies.

Equity investments in acquired properties may be subject to existing mortgage financing and other indebtedness or to new indebtedness which may be incurred in connection with acquiring or refinancing these properties. Debt service on such financing or indebtedness will have a priority over any dividends with respect to our common stock. Investments are also subject to our policy not to fall within the definition of an “investment company” under the Investment Company Act of 1940, as amended (the “1940 Act”).

Investments in Real Estate Mortgages

We do not intend presently or at any time in the future to invest in real estate mortgages.

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Although not presently contemplated, subject to the percentage of ownership limitations and the income and asset tests necessary for REIT qualification, we may in the future invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers where such investment would be consistent with our investment objectives. We may invest in the debt or equity securities of such entities, including for the purpose of exercising control over such entities. We have no current plans to invest in entities that are not engaged in real estate activities. While we may attempt to diversify our investments with respect to the retail properties owned by such entities, in terms of property locations, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one entity, property or geographic area. Our investment objectives are to maximize cash flow of our investments, acquire investments with growth potential and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of these investment objectives. We will not underwrite the securities of any other issuers and will limit our investment in such securities so that we will not fall within the definition of an “investment company” under the 1940 Act.

Investments in Other Securities

Other than as described above, we do not currently intend to invest in any additional securities such as bonds, preferred stocks or common stock, although we reserve the right to do so if our board of directors determines that such action would be in our best interests.

Dispositions

We do not currently intend to dispose of any of our properties, although we reserve the right to do so if, based upon management’s periodic review of our portfolio, our board of directors determines that such action would be in our best interests. The tax consequences to our directors and executive officers who hold units resulting from a proposed disposition of a property may influence their decision as to the desirability of such proposed disposition.

Financings and Leverage Policy

In the future, we anticipate using a number of different sources to finance our acquisitions and operations, including cash flows from operations, asset sales, seller financing, issuance of debt securities, private financings (such as additional bank credit facilities, which may or may not be secured by our assets), property-level mortgage debt, common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of our borrowings to acquire assets, to refinance existing debt or for general corporate purposes.

Although we are not required by our governing documents to maintain a ratio of debt to total market capitalization at any particular level, our Board of Directors will review our ratio of debt to total capital on a quarterly basis, with the goal of maintaining a reasonable rate consistent with our expected ratio of debt to total market capitalization going forward. Additionally, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our charter and bylaws do not limit the amount of debt that we may incur. Our board of directors has not adopted a policy limiting the total amount of debt that we may incur.

Our board of directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our board of directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Lending Policies

We have not made any loans to third parties, although we do not have a policy limiting our ability to make loans to other persons. We may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold. We also may make loans to joint ventures in which we participate. However, we do not intend to engage in significant lending activities. Any loan we make will be consistent with maintaining our status as a REIT.

Equity Capital Policies

To the extent that our board of directors recommends that we obtain additional capital, we may issue debt or equity securities, including additional units or senior securities of our Operating Partnership, retain earnings (subject to provisions in the Code requiring distributions of income to maintain REIT qualification) or pursue a combination of these methods. As long as our Operating Partnership is in existence, we will generally contribute the proceeds of all equity capital raised by us to our Operating Partnership in exchange for additional interests in our Operating Partnership, which will dilute the ownership interests of the limited partners in our Operating Partnership.

Existing stockholders will have no preemptive rights to common or preferred stock or units issued in any securities offering by us, and any such offering might cause a dilution of a stockholder’s investment in us. Although we have no current plans to do so, we may in the future issue shares of common stock or units in connection with acquisitions of property.

We may, under certain circumstances, purchase shares of our common stock or other securities in the open market or in private transactions with our stockholders, provided that those purchases are approved by our board of directors. Our board of directors has no present intention of causing us to repurchase any shares of our common stock or other securities, and any such action would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualification as a REIT.

Change in Investment and Financing Objectives and Policies

Our investment policies and objectives and the methods of implementing our investment objectives and policies, except to the extent set forth in our charter, may be altered by our board of directors, without approval of our stockholders. If we change these policies during the offering period, we will disclose these changes in a prospectus supplement prior to the effective time of these changes. If we change these policies after the offering, we will inform our stockholders of the change within ten days after our board of directors alters our investment objectives and policies, by either a press release or notice of an “other event” on a Current Report on Form 8-K or another method deemed reasonable by our board of directors.

Conflict of Interest Policies

Overview. Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its other partners under Virginia law and the Partnership Agreement in connection with the management of our Operating Partnership. Our fiduciary duties and obligations, as the general partner of our Operating Partnership, may come into conflict with the duties of our directors and officers to our company.

Under Virginia law (where our Operating Partnership is formed), a general partner of a Virginia limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the Partnership Agreement or Virginia law consistently with the obligation of good faith and fair dealing. The duty of loyalty requires a general partner of a Virginia general partnership to account to the partnership and hold as trustee for it any property, profit, or benefit derived by the general partner in the conduct of the partnership business or derived from a use by the general partner of partnership property, including the appropriation of a partnership opportunity, to refrain from dealing with the partnership in the conduct of the partnership’s business as or on behalf of a party having an interest adverse to the partnership and to refrain from competing with the partnership in the conduct of the partnership business, although the Partnership Agreement may identify specific types or categories of activities that do not violate the duty of loyalty. The Partnership Agreement provides that, in the event of a conflict between the interests of our Operating Partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our Operating Partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of the Operating Partnership under its Partnership Agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our Operating Partnership, owe to the Operating Partnership and its partners. The duty of care requires a general partner to refrain from engaging in grossly negligent or reckless conduct, intentional misconduct or a knowing violation of law, and this duty may not be unreasonably reduced by the Partnership Agreement.

The Partnership Agreement provides that we are not liable to our Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. The Partnership Agreement also provides that any obligation or liability in our capacity as the general partner of our Operating Partnership that may arise at any time under the Partnership Agreement or any other instrument, transaction or undertaking contemplated by the Partnership Agreement will be satisfied, if at all, out of our assets or the assets of our Operating Partnership only, and no obligation or liability of the general partner will be personally binding upon any of our directors, stockholders, officers, employees or agents, regardless of whether such obligation or liability is in the nature of contract, tort or otherwise, and none of our directors or officers will be liable or accountable in damages or otherwise to the partnership, any partner or any assignee of a partner for losses sustained, liabilities incurred or benefits not derived as a result of errors in judgment or mistakes of fact or law or any act or omission. Our Operating Partnership must indemnify us, our directors and officers, officers of our Operating Partnership and any other person designated by us against any and all losses, claims, damages, liabilities (whether joint or several), expenses (including, without limitation, attorneys’ fees and other legal fees and expenses), judgments, fines, settlements and other amounts arising from any and all claims, demands, actions, suits or proceedings, whether civil, criminal, administrative or investigative, that relate to the operations of the Operating Partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) for any transaction for which such person actually received an improper personal benefit in violation or breach of any provision of the Partnership Agreement, or (3) in the case of a criminal proceeding, the person had reasonable cause to believe the act or omission was unlawful.

Our Operating Partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the Partnership Agreement) or if the person is found to be liable to our Operating Partnership on any portion of any claim in the action.

No reported decision of a Virginia appellate court has interpreted provisions similar to the provisions of the Partnership Agreement of our Operating Partnership that modify or reduce the fiduciary duties and obligations of a general partner or reduce or eliminate our liability for money damages to the Operating Partnership and its partners, and we have not obtained an opinion of counsel as to the enforceability of the provisions set forth in the Partnership Agreement that purport to modify or reduce our fiduciary duties that would be in effect were it not for the Partnership Agreement.

Sale or Refinancing of Properties. Upon the sale of certain of the properties to be owned by us, certain unit-holders could incur adverse tax consequences which are different from the tax consequences to us and to holders of our common stock. Consequently, unitholders may have differing objectives regarding the appropriate pricing and timing of any such sale or repayment of indebtedness.

While we will have the exclusive authority under the Partnership Agreement to determine whether, when, and on what terms to sell a property or when to refinance or repay indebtedness, any such decision would require the approval of our board of directors.

Policies Applicable to All Directors and Officers. Our charter and bylaws do not restrict any of our directors, officers, stockholders or affiliates from having a pecuniary interest in an investment or transaction that we have an interest in or from conducting, for their own account, business activities of the type we conduct. We intend, however, to adopt policies that are designed to eliminate or minimize potential conflicts of interest, including a policy for the review, approval or ratification of any related party transactions. This policy will provide that the audit committee of our board of directors will review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party before approving such transaction. We have adopted a code of business conduct and ethics, which provides that all of our directors, officers and employees are prohibited from taking for themselves opportunities that are discovered through the use of corporate property, information or position without our consent. However, we cannot assure you that these policies or provisions of law will always be successful in eliminating the influence of such conflicts, and if they are not successful, decisions could be made that might fail to reflect fully the interests of all stockholders.

Interested Director and Officer Transactions

Pursuant to the Maryland General Corporation Law (“MGCL”), a contract or other transaction between us and a director or between us and any other corporation or other entity in which any of our directors is a director or has a material financial interest is not void or voidable solely on the grounds of such common directorship or interest, the presence of such director at the meeting at which the contract or transaction is authorized, approved or ratified or the counting of the director’s vote in favor thereof, provided that:

•	the fact of the common directorship or interest is disclosed or known to our board of directors or a committee of our board, and our board or such committee authorizes, approves or ratifies the transaction or contract by the affirmative vote of a majority of disinterested directors, even if the disinterested directors constitute less than a quorum;

•	the fact of the common directorship or interest is disclosed or known to our stockholders entitled to vote thereon, and the transaction or contract is authorized, approved or ratified by a majority of the votes cast by the stockholders entitled to vote other than the votes of shares owned of record or beneficially by the interested director or corporation, firm or other entity; or

•	the transaction or contract is fair and reasonable to us at the time it is authorized, ratified or approved.

Furthermore, under Virginia law, we, as general partner, have a fiduciary duty of loyalty to our Operating Partnership and its partners and, consequently, such transactions also are subject to the duties that we, as general partner, owe to the Operating Partnership and its limited partners (as such duty has been modified by the Partnership Agreement). We have adopted a policy that requires that all contracts and transactions between us, our Operating Partnership or any of our subsidiaries, on the one hand, and any of our directors or executive officers or any entity in which such director or executive officer is a director or has a material financial interest, on the other hand, must be approved by the affirmative vote of a majority of our disinterested directors even if less than a quorum. Where appropriate, in the judgment of the disinterested directors, our board of directors may obtain a fairness opinion or engage independent counsel to represent the interests of non-affiliated security holders, although our board of directors will have no obligation to do so.

Policies With Respect To Other Activities

We will have authority to offer common stock, preferred stock or options to purchase stock in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We expect, but are not obligated, to issue common stock to holders of common units upon exercise of their redemption rights. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase or decrease the number of authorized shares of common stock or preferred stock and authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration, it deems appropriate. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than our Operating Partnership and do not intend to do so. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Code, or the Treasury regulations, our board of directors determines that it is no longer in our best interest to qualify as a REIT. In addition, we intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act.

Reporting Policies

We intend to make available to our stockholders our annual reports, including our audited consolidated financial statements. After this offering, we will become subject to the information reporting requirements of the Exchange Act. Pursuant to those requirements, we will be required to file annual and periodic reports, proxy statements and other information, including audited consolidated financial statements, with the SEC.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our Portfolio

We currently own twenty-three properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Oklahoma, Tennessee and New Jersey, containing a total of approximately 1,294,572 million rentable square feet of retail space, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2013.

Portfolio

Property	Location	Number of Tenants	Net Rentable Square Feet	Percentage Leased	Annualized Base Rent	Annualized Base Rent per Leased Square Foot
Amscot Building	Tampa, FL	1	2,500	100.00%	$101,395	$40.56
Bixby Commons	Bixby, OK	1	75,000	100.00%	768,500	10.25
Clover Plaza	Clover, SC	10	45,575	100.00%	352,765	7.74
Forrest Gallery	Tullahoma, TN	24	214,451	90.46%	1,143,267	5.89
Harps at Harbor Point	Grove, OK	1	31,500	100.00%	364,432	11.57
Jenks Plaza	Jenks, OK	5	7,800	100.00%	143,611	18.41
Jenks Reasors	Jenks, OK	1	81,000	100.00%	912,000	11.26
Lumber River Village	Lumberton, NC	12	66,781	100.00%	526,846	7.89
Monarch Bank	Virginia Beach, VA	1	3,620	100.00%	250,757	69.27
Perimeter Square	Tulsa, OK	8	58,277	95.70%	708,055	12.70
Riversedge North	Virginia Beach, VA	1	10,550	100.00%	291,372	27.62
Shoppes at TJ Maxx	Richmond, VA	15	93,552	88.76%	922,490	11.11
South Square	Lancaster, SC	5	44,350	89.85%	317,309	7.96
Starbucks/Verizon	Virginia Beach, VA	2	5,600	100.00%	198,854	35.51
St. George Plaza	St. George, SC	6	59,279	85.75%	357,175	7.03
Surrey Plaza	Hawkinsville, GA	5	42,680	100.00%	292,486	6.85
Tampa Festival	Tampa, FL	22	137,987	100.00%	1,222,859	8.86
The Shoppes at Eagle Harbor	Carrollton, VA	6	23,303	94.48%	416,261	18.91
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.00%	450,796	9.45
Walnut Hill Plaza	Petersburg, VA	11	89,907	82.69%	575,462	7.74
Waterway Plaza	Little River, SC	9	49,750	97.59%	436,965	9.00
Westland Square	West Columbia, SC	6	62,735	83.14%	414,086	7.94
Winslow Plaza	Sicklerville, NJ	16	40,695	94.10%	582,055	15.20

Total Portfolio		173	1,294,572	94.02%	$11,749,798	$9.65

Description of Our Properties

The following properties comprise our current portfolio of twenty-three properties:

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

Bixby Commons

Bixby Commons is a 75,000 square foot shopping center built in 2012 and located in Bixby, Oklahoma (Tulsa metropolitan area). The property is 100% leased by one tenant, Associated Wholesale Grocers (AWG), who in turn subleases 100% of the property to a Reasor’s Foods grocery store under a single tenant triple net lease. The annual rent under the Reasor’s Foods sublease is currently $768,500, or a $10.25 annualized rent per square foot. The Reasor’s Foods sublease will expire on December 31, 2032 and is subject to four renewal options of five years each.

Clover Plaza

Clover Plaza is a 45,575 square foot neighborhood shopping center built in 1990. The property is located in Clover, South Carolina and is currently occupied by nine tenants, including Food Lion and Dollar Tree.

The following tenants lease more than 10% of the net rentable square feet of Clover Plaza:

Food Lion

Food Lion leases 29,000 net rentable square feet, representing 63.63% of the net rentable square feet of Clover Plaza.

Annual rent under the Food Lion lease is $158,375.

The Food Lion lease expires on August 10, 2015 and has seven renewal options for five years each.

Dollar Tree

Dollar Tree leases 8,450 net rentable square feet, representing 19.05% of the net rentable square feet of Clover Plaza.

Annual rent under the Dollar Tree lease is $54,925.

The Dollar Tree lease expires on April 30, 2015 and has two renewal options for five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for Clover Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$7.74
December 31, 2012	100.00	7.59
December 31, 2011	97.86	6.81
December 31, 2010	100.00	7.17
December 31, 2009	97.15	6.90

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Clover Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	2	2,600	5.70%	41	11.61%	15.77
2015	2	37,450	82.17%	213	60.34%	5.69
2016	2	1,625	3.57%	36	10.20%	22.15
2017	2	975	2.14%	17	4.82%	17.44
2018	1	1,300	2.85%	21	5.95%	16.15
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	1	1,625	3.57%	25	7.08%	15.38

	10	45,575	100.00%	$353	100.00%	$7.75

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Forrest Gallery

Forrest Gallery is a 214,451 square foot community shopping center built in 1987, and anchored by a Kroger grocery store and a Peebles department store. The property is located in Tullahoma, Tennessee and is occupied by twenty-four primarily retail and restaurant tenants.

Kroger

Kroger leases 48,780 square feet of net rentable square feet, representing 22.75% of the net rentable square feet of Forrest Gallery.

Annual rent under the Kroger lease is $278,716.

The Kroger lease expires on January 31, 2018 and has five remaining renewal options for five years.

Peebles

Peebles leases 32,680 square feet of net rentable square feet, representing 15.24% of the net rentable square feet of Forrest Gallery.

Annual rent under the Peebles lease is $172,550.

The Peebles lease expires on July 29, 2016 and has five remaining renewal options for five years.

Tractor Supply

Tractor Supply leases 25,709 square feet of net rentable square feet, representing 11.99% of the net rentable square feet of Forrest Gallery.

Annual rent under the Tractor Supply lease is $133,680.

The Tractor Supply lease expires on January 31, 2017 and has two remaining renewal options for five years.

Hastings Entertainment

Hastings Entertainment leases 24,945 square feet of net rentable square feet, representing 11.63% of the net rentable square feet of Forrest Gallery.

Annual rent under the Hastings Entertainment lease is $106,016.

The Hastings Entertainment lease expires on January 31, 2017 and has two remaining renewal options for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for Forrest Gallery as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	90.46%	$5.89
December 31, 2012	92.75	5.97
December 31, 2011	91.73	5.49
December 31, 2010	93.64	5.60
December 31, 2009	95.53	5.37

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Forrest Gallery as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	20,453	9.54%	$—	—	$—
2014	8	16,950	7.90%	145	12.69%	8.55
2015	6	18,240	8.51%	148	12.95%	8.11
2016	3	36,315	16.93%	202	17.67%	5.56
2017	4	68,113	31.76%	325	28.43%	4.77
2018	2	49,980	23.31%	292	25.55%	5.84
2019	1	4,400	2.05%	31	2.71%	7.05
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	24	214,451	100.00%	$1,143	100.00%	$5.89

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

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

Jenks Plaza

Jenks Plaza is a 7,800 square foot strip shopping center built in 2007. The property is located in Jenks, Oklahoma (Tulsa metropolitan area) and is occupied by five primarily retail and restaurant tenants.

Missle Services (“Tint World”)

Tint World leases 2,600 square feet of net rentable square feet, representing 33.33% of the net rentable square feet of Jenks Plaza.

Annual rent under the Tint World lease is $49,634.

The Tint World lease expires on November 30, 2014 and has four remaining renewal options for three years.

MacBAACK (“Papa Murphy’s Pizza”)

Papa Murphy’s leases 1,500 square feet of net rentable square feet, representing 19.23% of the net rentable square feet of Jenks Plaza.

Annual rent under the Papa Murphy’s lease is $27,509.

The Papa Murphy’s lease expires on October 31, 2017 and has one remaining renewal option for five years.

Cuong H. Luong and Chi Kim Thi Doan (“Envy Nails”)

Envy Nails leases 1,300 square feet of net rentable square feet, representing 16.67% of the net rentable square feet of Jenks Plaza.

Annual rent under the Envy Nails lease is $25,626.

The Envy Nails lease expires on July 31, 2015 and has no remaining renewal options.

Lamode Quality Cleaners

Lamode Quality Cleaners leases 1,300 square feet of net rentable square feet, representing 16.67% of the net rentable square feet of Jenks Plaza.

Annual rent under the Lamode Quality Cleaners lease is $22,967.

The Lamode Quality Cleaners lease expires on December 31, 2016 and has no remaining renewal options.

Chun Tony Zhang (“Maple Garden”)

Maple Garden leases 1,100 square feet of net rentable square feet, representing 14.10% of the net rentable square feet of Jenks Plaza.

Annual rent under the Maple Garden lease is $17,876.

The Maple Garden lease expires on April 30, 2015 and has one remaining renewal option for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for Jenks Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$18.41
December 31, 2012	100.00	17.11
December 31, 2011	100.00	16.74
December 31, 2010	83.33	16.59
December 31, 2009	85.90	17.62

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Jenks Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	1	2,600	33.33%	50	34.84%	19.23
2015	2	2,400	30.77%	44	30.66%	18.33
2016	1	1,300	16.67%	23	16.03%	17.69
2017	1	1,500	19.23%	27	18.47%	17.67
2018	—	—	0.00%	—	0.00%	—
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	5	7,800	100.00%	$144	100.00%	$18.41

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Jenks Reasor’s

Jenks Reasor’s is an 81,000 square foot shopping center built in 2011 and located in Jenks, Oklahoma (Tulsa metropolitan area). The property is 100% leased by Reasor’s Foods grocery store under a single tenant triple net lease. The annual rent under the Reasor’s Foods lease is currently $912,000, or an $11.26 annualized rent per square foot. The Reasor’s Foods lease expires on September 30, 2033 and has four renewal options of five years each remaining.

Lumber River Plaza

Lumber River Plaza is a 66,781 square foot neighborhood shopping center built in 1985, expanded in 1997-98 and renovated in 2004. The property is located in Lumberton, North Carolina and is currently occupied by twelve tenants, including Food Lion, Family Dollar, Rent-A-Center and CVS.

The following tenants lease more than 10% of the net rentable square feet of Lumber River Plaza:

Food Lion

Food Lion leases 30,280 net rentable square feet, representing 45.34% of the net rentable square feet of Lumber River Plaza. The Food Lion space recently underwent an interior and exterior renovation.

Annual rent under the Food Lion lease is $155,250.

The Food Lion lease expires on June 30, 2018 and has four renewal options for five years each.

CVS

CVS leases 9,100 net rentable square feet, representing 13.63% of the net rentable square feet of Lumber River Plaza.

Annual rent under the CVS lease is $63,700.

The CVS lease expires on September 30, 2015 and has one renewal option for an additional five year period.

Family Dollar

Family Dollar leases 8,001 net rentable square feet, representing 11.98% of the net rentable square feet of Lumber River Plaza.

Annual rent under the Family Dollar lease is $46,746.

The Family Dollar lease expires on December 31, 2017 and has one renewal option for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for Lumber River Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$7.89
December 31, 2012	100.00	7.71
December 31, 2011	100.00	7.80
December 31, 2010	100.00	7.48
December 31, 2009	100.00	7.39

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Lumber River Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	4	8,600	12.88%	117	22.20%	13.60
2015	2	11,500	17.22%	99	18.79%	8.61
2016	2	5,400	8.09%	64	12.14%	11.85
2017	2	9,201	13.78%	65	12.33%	7.06
2018	2	32,080	48.03%	182	34.54%	5.67
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	12	66,781	100.00%	$527	100.00%	$7.89

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Monarch Bank

The Monarch Bank property is a 3,620 square foot free-standing branch location of Monarch Bank and Monarch Financial Holdings, Inc., built in 2002. The property is located in Virginia Beach, Virginia and has been 100% leased by Monarch Bank under a single tenant triple net lease since December 2007. The annual rent under the Monarch Bank lease is currently $250,757. The Monarch Bank lease expires December 31, 2017 and is subject to one renewal term of five years.

Perimeter Square

Perimeter Square is a 58,277 square foot neighborhood shopping center built in 1982-83. The property is located in Tulsa, Oklahoma. The property is occupied by eight tenants, providing a variety of services, and is shadow-anchored by a Wal-Mart Village Market grocery store, which recently underwent an interior and exterior renovation.

The following tenants lease more than 10% of the Gross Leaseable Area (“GLA”) of Perimeter Square:

Career Point Business School

Career Point Business School leases 26,813 net rentable square feet, representing 46.01% of the net rentable square feet of Perimeter Square.

Annual Rent under the Career Point Business School lease is $365,630.

The Career Point Business School lease expires on June 30, 2018 and is not currently subject to any renewal options.

Dollar Tree

Dollar Tree leases 10,754 net rentable square feet, representing 18.45% of the net rentable square feet of Perimeter Square.

Annual rent under the Dollar Tree lease is $95,173.

The Dollar Tree lease expires on July 31, 2015 and is not currently subject to any renewal options.

The following table sets forth the percentage leased and annualized rent per leased square foot for Perimeter Square as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	95.70%	$12.70
December 31, 2012	95.70	12.41
December 31, 2011	100.00	11.76
December 31, 2010	100.00	10.87
December 31, 2009	100.00	11.18

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Perimeter Square as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	2,504	4.30%	$—	—	$—
2014	1	1,978	3.39%	23	3.25%	11.63
2015	2	12,754	21.89%	121	17.09%	9.49
2016	—	—	0.00%	—	0.00%	—
2017	1	1,535	2.63%	21	2.97%	13.68
2018	2	32,113	55.10%	432	61.02%	13.45
2019	1	2,966	5.09%	41	5.79%	13.82
2020	1	4,427	7.60%	70	9.88%	15.81
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	8	58,277	100.00%	$708	100.00%	$12.70

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Riversedge North

Riversedge North is a 10,550 square foot free-standing office building built by Wheeler Development in 2007. The property is located in Virginia Beach, Virginia and has been 100% leased by Wheeler Interests since November 2007. The annual rent under the Wheeler Interests lease is currently $291,372. The Wheeler Interests lease will expire on November 14, 2017, subject to four renewal terms of five years each.

Shoppes at TJ Maxx

The Shoppes at TJ Maxx is a 93,552 square foot community shopping center built in 1982 and renovated in 1999, and anchored by TJ Maxx. The property is located in Richmond, Virginia on the West Broad Street shopping corridor and is occupied by fourteen primarily retail and restaurant tenants.

TJ Maxx

TJ Maxx leases 32,400 square feet of net rentable square feet, representing 34.63% of the net rentable square feet of the Shoppes at TJ Maxx.

Annual rent under the TJ Maxx lease is $294,192.

The TJ Maxx lease expires on April 30, 2019 and has one renewal option for five years.

Cannon’s Online Auctions

Cannon’s Online Auctions leases 14,000 square feet of net rentable square feet, representing 14.96% of the net rentable square feet of the Shoppes at TJ Maxx.

Annual rent under the Cannon’s Online Auctions lease is $84,000.

The Cannon’s Online Auctions lease expires on September 30, 2015 and is not currently subject to any renewal options.

The following table sets forth the percentage leased and annualized rent per leased square foot for Shoppes at TJ Maxx as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	88.76%	$11.11
December 31, 2012	90.60	11.21
December 31, 2011	81.20	12.24
December 31, 2010	79.82	11.77
December 31, 2009	88.35	10.85

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Shoppes at TJ Maxx as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	10,513	11.24%	$—	—	$—
2014	2	3,612	3.86%	62	6.72%	17.17
2015	2	20,020	21.40%	157	17.03%	7.84
2016	3	6,993	7.47%	132	14.32%	18.88
2017	2	3,642	3.89%	49	5.31%	13.45
2018	—	—	0.00%	—	0.00%	—
2019	2	33,400	35.70%	314	34.06%	9.40
2020	3	9,047	9.67%	136	14.75%	15.03
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	1	6,325	6.77%	72	7.81%	11.38

	15	93,552	100.00%	$922	100.00%	$11.11

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

South Square

South Square is a 44,350 square foot neighborhood shopping center built in 1992. The property is located in Lancaster, South Carolina and is currently occupied by five tenants, including Food Lion and CVS.

The following tenants lease more than 10% of the net rentable square feet of South Square:

Food Lion

Food Lion leases 29,000 net rentable square feet, representing 65.39% of the net rentable square feet of South Square.

Annual rent under the Food Lion lease is $207,350.

The Food Lion lease expires on December 31, 2017 and has four renewal options for five years each.

CVS

CVS leases 8,450 net rentable square feet, representing 19.05% of the net rentable square feet of South Square.

Annual rent under the CVS lease is $65,487.

The CVS lease expires on October 31, 2017 and has two renewal options for five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for South Square as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	89.85%	$7.96
December 31, 2012	89.85	7.94
December 31, 2011	89.85	7.94
December 31, 2010	89.85	7.94
December 31, 2009	93.24	8.07

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at South Square as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	4,500	10.15%	$—	—	$—
2014	—	—	0.00%	—	0.00%	—
2015	—	—	0.00%	—	0.00%	—
2016	1	1,200	2.71%	19	5.99%	15.83
2017	2	37,450	84.44%	273	86.12%	7.29
2018	1	—	0.00%	9	2.84%	—
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	1	1,200	2.70%	16	5.05%	13.33

	5	44,350	100.00%	$317	100.00%	$7.96

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Starbucks/Verizon

Starbucks/Verizon is a 5,600 square foot 100% leased free-standing building built in 1985 and significantly renovated in 2012. The property is located in Fairfield Shopping Center in Virginia Beach, Virginia and is subject to a land lease with the shopping center. A Starbucks Coffee and a Verizon Wireless store occupy 2,165 square feet and 3,435 square feet, respectively, with a combined annual rent of $198,854, or $35.51 per square feet. The Starbucks lease provides for annual rent of $79,452, or $36.70 per square feet, and expires on February 28, 2023 with three available options of five years each. The Verizon Wireless lease provides for annual rent of $118,164, or $34.40 per square feet, and expires on October 31, 2022 with three available options of five years each.

St. George Plaza

St. George Plaza is a 59,279 square foot neighborhood shopping center built in 1982. The property is located in St. George, South Carolina and is currently occupied by six tenants, including Food Lion and Family Dollar.

The following tenants lease more than 10% of the net rentable square feet of St. George Plaza:

Food Lion

Food Lion leases 33,518 net rentable square feet, representing 56.54% of the net rentable square feet of St. George Plaza.

Annual rent under the Food Lion lease is $219,486.

The Food Lion lease expires on February 25, 2018 and has four renewal options for five years each.

Family Dollar

Family Dollar leases 8,001 net rentable square feet, representing 13.50% of the net rentable square feet of St. George Plaza.

Annual rent under the Family Dollar lease is $37,576.

The Family Dollar lease expires on December 31, 2016 and has one renewal option for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for St. George Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	85.75%	$7.03
December 31, 2012	78.05	7.05
December 31, 2011	92.31	7.08
December 31, 2010	92.31	7.05
December 31, 2009	92.31	7.04

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at St. George Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	8,450	14.25%	$—	—	$—
2014	—	—	0.00%	—	0.00%	—
2015	—	—	0.00%	—	0.00%	—
2016	2	9,501	16.03%	58	16.25%	6.10
2017	—	—	0.00%	—	0.00%	—
2018	4	41,328	69.72%	299	83.75%	7.23
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	6	59,279	100.00%	$357	100.00%	$7.03

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Surrey Plaza

Surrey Plaza is a 42,680 square foot neighborhood shopping center built in 1993. The property is located in Hawkinsville, Georgia and is currently occupied by five tenants, including a Harvey’s Supermarket, Rite Aid and Snap Fitness.

The following tenants lease more than 10% of the GLA of Surrey Plaza:

Harvey’s Supermarket

Harvey’s Supermarket leases 29,000 net rentable square feet, representing 67.95% of the net rentable square feet of the Surrey Plaza.

Annual rent under the Harvey’s lease is $187,050.

The Harvey’s lease expires on January 19, 2018 and has three renewal options for five years each.

Rite Aid Pharmacy

Rite Aid leases 7,680 net rentable square feet, representing 17.99% of the net rentable square feet of Surrey Plaza.

Annual rent under the Rite Aid lease is $49,920.

The Rite Aid lease expires on January 19, 2018 and has one renewal option for five years.

Snap Fitness

Snap Fitness leases 4,500 net rentable square feet, representing 10.54% of the net rentable square feet of Surrey Plaza.

Annual rent under the Snap Fitness lease is $31,500.

The Snap Fitness lease expires on March 31, 2017 and has two renewal options for five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for Surrey Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$6.85
December 31, 2012	100.00	7.09
December 31, 2011	89.46	7.06
December 31, 2010	92.97	7.18
December 31, 2009	100.00	7.24

The following table sets forth the lease expirations for leases in place at Surrey Plaza as of December 31, 2013, assuming that the tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	1	—	0.00%	6	2.05%	—
2015	—	—	0.00%	—	0.00%	—
2016	—	—	0.00%	—	0.00%	—
2017	1	4,500	10.54%	32	10.94%	7.11
2018	3	38,180	89.46%	255	87.01%	6.67
2019	—	—	0.00%	—	0.00%	—
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	5	42,680	100.00%	$293	100.00%	$6.85

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Tampa Festival

Tampa Festival is a 137,987 square foot community shopping center located in Tampa, Florida that was built in 1965 with extensive renovations occurring in 2009 and an 11,650 square foot expansion in 2012. The property is occupied by twenty-two primarily retail and restaurant tenants, including a Winn Dixie grocery store as its primary anchor.

Winn Dixie

Winn Dixie leases 45,600 square feet of net rentable square feet, representing 33.05% of the net rentable square feet of Tampa Festival.

Annual rent under the Winn Dixie lease is $239,400.

The Winn Dixie lease expires on June 30, 2018 and has four remaining renewal options for five years.

Rainbow USA

Rainbow USA leases two spaces totaling 16,800 square feet of net rentable square feet, representing 11.86% of the net rentable square feet of Tampa Festival.

Annual rent under the Rainbow USA leases is $183,950.

The Rainbow USA lease expires on January 31, 2018 and has three remaining renewal options for five years.

Citi Trends

Citi Trends leases 15,159 square feet of net rentable square feet, representing 10.99% of the net rentable square feet of Tampa Festival.

Annual rent under the Citi Trends lease is $94,289.

The Citi Trends lease expires on October 31, 2019 and has three remaining renewal options for five years.

Family Dollar

Family Dollar leases 15,000 square feet of net rentable square feet, representing 10.87% of the net rentable square feet of Tampa Festival.

Annual rent under the Family Dollar lease is $93,000.

The Family Dollar lease expires on December 31, 2018 and has two remaining renewal options for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for Tampa Festival as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$8.86
December 31, 2012	95.59	8.19
December 31, 2011	94.10	7.35
December 31, 2010	97.20	7.60
December 31, 2009	94.72	7.42

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Tampa Festival as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	1	1,600	1.16%	18	1.47%	11.25
2015	7	12,282	8.90%	175	14.31%	14.25
2016	4	8,375	6.07%	141	11.53%	16.84
2017	2	7,321	5.31%	71	5.81%	9.70
2018	5	81,300	58.92%	558	45.63%	6.86
2019	2	19,959	14.46%	144	11.77%	7.21
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	1	7,150	5.18%	116	9.48%	16.22
2023	—	—	0.00%	—	0.00%	—

	22	137,987	100.00%	$1,223	100.00%	$8.86

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

The Shoppes at Eagle Harbor

The Shoppes at Eagle Harbor is a 23,303 square foot strip center built by Wheeler Development in 2009. The property is located in Carrollton, Virginia and is occupied by six tenants in a variety of businesses including retail, food service, and healthcare.

The following tenants lease more than 10% of the net rentable square feet of The Shoppes at Eagle Harbor:

Bon Secours Hampton Roads Health System

Bon Secours leases 7,012 net rentable square feet, representing 30.09% of the net rentable square feet of The Shoppes at Eagle Harbor.

Annual rent under Bon Secours’ lease is $130,118.

The Bon Secours lease expires on September 30, 2015 and has four renewal options for three years each.

A.J. Gators Sports Bar & Grill

A.J. Gators Sports Bar & Grill currently leases 5,337 net rentable square feet, representing 22.90% of the net rentable square feet of The Shoppes at Eagle Harbor.

Annual rent under the A.J. Gators Sports Bar & Grill lease is $105,456.

The A.J. Gators Sports Bar & Grill lease expires on October 31, 2016 and has one renewal option for five years.

Anytime Fitness

Anytime Fitness leases 4,084 net rentable square feet, representing 17.53% of the net rentable square feet of The Shoppes at Eagle Creek.

Annual rent under the Anytime Fitness lease is $72,769.

The Anytime Fitness lease expires on January 31, 2019 and has one renewal option for five years.

Animal Clinic of Eagle Harbor

The Animal Clinic of Eagle Harbor leases 2,812 net rentable square feet, representing 12.07% of the net rentable square feet of The Shoppes at Eagle Harbor.

Annual rent under the Animal Clinic of Eagle Harbor lease is $61,864.

The Animal Clinic of Eagle Harbor lease expires on July 31, 2014 and is not currently subject to any renewal options.

The following table sets forth the percentage leased and annualized rent per leased square foot for The Shoppes at Eagle Harbor as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	94.48%	$18.91
December 31, 2012	100.00	20.28
December 31, 2011	100.00	18.84
December 31, 2010	94.05	20.50
December 31, 2009	94.05	20.26

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage.

The following table sets forth the lease expirations for leases in place at The Shoppes at Eagle Harbor as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	1,286	5.52%	$—	—	$—
2014	2	4,198	18.01%	82	19.69%	19.53
2015	2	8,398	36.04%	156	37.56%	18.62
2016	1	5,337	22.90%	105	25.22%	19.67
2017	—	—	0.00%	—	0.00%	—
2018	—	—	0.00%	—	0.00%	—
2019	1	4,084	17.53%	73	17.53%	17.87
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	6	23,303	100.00%	$416	100.00%	$18.91

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Twin City Commons

Twin City Commons is a 47,680 square foot neighborhood shopping center built in 1998 and renovated in 2002. We acquired the center on December 21, 2012. The property is located in Batesburg-Leesville, South Carolina and is currently occupied by five tenants, including a BI-LO grocery store.

BI-LO leases 41,980 net rentable square feet, representing 88.05% of the total net rentable square feet at Twin City Crossing. BI-LO is the only tenant leasing in excess of 10% of the GLA of Twin City Commons. The annual rent under the BI-LO lease is $356,830. The BI-LO lease is set to expire on December 31, 2021 and is subject to six renewal options of five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for Twin City Commons as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	100.00%	$9.45
December 31, 2012	100.00	9.37
December 31, 2011	100.00	9.27
December 31, 2010	100.00	9.26
December 31, 2009	100.00	9.25

The following table sets forth the lease expirations for leases in place at Twin City Commons as of December 31, 2013, assuming that the tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	—	0.00%	$—	—	$—
2014	—	—	0.00%	—	0.00%	—
2015	1	1,200	2.52%	19	4.22%	15.83
2016	—	—	0.00%	—	0.00%	—
2017	1	1,800	3.78%	36	7.99%	20.00
2018	—	—	0.00%	—	0.00%	—
2019	1	1,200	2.52%	16	3.55%	13.33
2020	—	—	0.00%	—	0.00%	—
2021	1	41,980	88.05%	358	79.36%	8.52
2022	—	—	0.00%	—	0.00%	—
2023	1	1,500	3.13%	22	4.88%	14.67

	5	47,680	100.00%	$451	100.00%	$9.45

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Walnut Hill Plaza

Walnut Hill Plaza is an 89,907 square foot neighborhood shopping center built in 1959 and most recently renovated in 2008 by Wheeler Development. The property is located in Petersburg, Virginia. The property is occupied by eleven tenants and features a variety of retailers including Maxway, Save-A-Lot, Rent-A-Center and Family Dollar.

The following tenants lease more than 10% of the net rentable square feet of Walnut Hill Plaza:

Variety Wholesalers

Variety Wholesalers leases 15,000 square feet of net rentable square feet, representing 16.68% of the net rentable square feet of Walnut Hill Plaza. Variety Wholesalers operates a Maxway department store at this location.

Annual rent under the Variety Wholesalers lease is $75,000.

The Variety Wholesalers lease expires on February 28, 2018 and is not currently subject to any renewal options.

Moran Foods, Inc.

Moran Foods leases 14,812 square feet of net rentable square feet, representing 16.48% of the net rentable square feet of Walnut Hill Plaza. Moran Foods operates a Save-A-Lot grocery store at this location.

Annual rent under the Moran Foods lease is $97,759.

The Moran Foods lease expires on February 29, 2016 and has two renewal options remaining, for five years each.

Beauty World

Beauty World leases 11,780 net rentable square feet, representing 13.10% of the net rentable square feet of Walnut Hill Plaza.

Annual Rent under the Beauty World lease is $111,321.

The Beauty World lease expires on March 31, 2018 and has one renewal option for an additional five year period.

Citi Trends

Citi Trends clothing retailer leases 9,875 net rentable square feet, representing 10.98% of the net rentable square feet of Walnut Hill Plaza.

Annual rent under the Citi Trends lease is $64,188.

The Citi Trends lease is in the midst of its first and only renewal option period and the lease is currently set to expire on July 30, 2018.

The following table sets forth the percentage leased and annualized rent per leased square foot for Walnut Hill Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	82.69%	$7.74
December 31, 2012	82.69	7.40
December 31, 2011	82.69	7.31
December 31, 2010	82.69	6.31
December 31, 2009	81.86	6.23

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Walnut Hill Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	15,562	17.31%	$—	—	$—
2014	2	5,078	5.65%	53	9.21%	10.44
2015	—	—	0.00%	—	0.00%	—
2016	4	25,532	28.40%	201	34.93%	7.87
2017	1	4,680	5.21%	36	6.26%	7.69
2018	3	36,655	40.77%	252	43.70%	6.86
2019	1	2,400	2.66%	34	5.90%	14.17
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	11	89,907	100.00%	$576	100.00%	$7.74

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Waterway Plaza

Waterway Plaza is a 49,750 square foot neighborhood shopping center built in 1991. The property is located in Little River, South Carolina and is currently occupied by eight tenants, including Food Lion and Family Dollar.

The following tenants lease more than 10% of the net rentable square feet of Waterway Plaza:

Food Lion

Food Lion leases 29,000 net rentable square feet, representing 58.29% of the net rentable square feet of Waterway Plaza.

Annual rent under the Food Lion lease is $195,750.

The Food Lion lease expires on December 31, 2017 and has four renewal options for five years each.

Family Dollar

Family Dollar leases 8,450 net rentable square feet, representing 16.98% of the net rentable square feet of Waterway Plaza.

Annual rent under the Family Dollar lease is $73,958.

The Family Dollar lease expires on October 31, 2017 and has three renewal option for five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for Waterway Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	97.59%	$9.00
December 31, 2012	97.59	8.43
December 31, 2011	97.59	8.55
December 31, 2010	100.00	8.60
December 31, 2009	96.98	8.50

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Waterway Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	1,200	2.41%	$—	—	$—
2014	—	—	0.00%	—	0.00%	—
2015	1	8,450	16.98%	74	16.93%	8.76
2016	5	34,400	69.15%	278	63.62%	8.08
2017	1	1,800	3.62%	24	5.49%	13.33
2018	—	—	0.00%	—	0.00%	—
2019	1	1,500	3.02%	21	4.81%	14.00
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	1	2,400	4.82%	40	9.15%	16.67
2023	—	—	0.00%	—	0.00%	—

	9	49,750	100.00%	$437	100.00%	$9.00

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Westland Square

Westland Square is a 62,735 square foot neighborhood shopping center built in 1986 and renovated in 1994. The property is located in West Columbia, South Carolina and is currently occupied by six tenants, including Food Lion and Family Dollar.

The following tenants lease more than 10% of the net rentable square feet of Westland Square:

Food Lion

Food Lion leases 29,000 net rentable square feet, representing 46.23% of the net rentable square feet of Westland Square.

Annual rent under the Food Lion lease is $224,750.

The Food Lion lease expires on May 29, 2016 and has six renewal options for five years each.

Family Dollar

Family Dollar leases 9,375 net rentable square feet, representing 14.94% of the net rentable square feet of Westland Square.

Annual rent under the Family Dollar lease is $41,250.

The Family Dollar lease expires on December 31, 2014 and has three renewal option for five years each.

The following table sets forth the percentage leased and annualized rent per leased square foot for Westland Square as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	83.14%	$7.94
December 31, 2012	79.45	8.55
December 31, 2011	82.00	7.95
December 31, 2010	92.64	7.80
December 31, 2009	100.00	7.97

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Westland Square as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	10,580	16.86%	$—	—	$—
2014	1	9,375	14.94%	41	9.90%	4.37
2015	1	8,270	13.18%	74	17.87%	8.95
2016	3	32,200	51.33%	275	66.43%	8.54
2017	—	—	0.00%	—	0.00%	—
2018	—	—	0.00%	—	0.00%	—
2019	1	2,310	3.69%	24	5.80%	10.39
2020	—	—	0.00%	—	0.00%	—
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	6	62,735	100.00%	$414	100.00%	$7.94

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Winslow Plaza

Winslow Plaza is a 40,695 square foot neighborhood shopping center built in 1990 and renovated in 2009, and anchored by Kings Liquors. The property is located in Sicklerville, New Jersey and is occupied by fifteen primarily retail and restaurant tenants. The property is shadow-anchored by a ShopRite grocery store.

Kings Liquors

Kings Liquors leases 9,600 square feet of net rentable square feet, representing 23.59% of the net rentable square feet of Winslow Plaza.

Annual rent under the Kings Liquors lease is $103,410.

The Kings Liquors lease expires on August 31, 2017 and has two remaining renewal options for five years.

Soltz Paints

Soltz Paints leases 4,800 square feet of net rentable square feet, representing 11.80% of the net rentable square feet of Winslow Plaza.

Annual rent under the Soltz Paints lease is $71,698.

The Soltz Paints lease expires on February 28, 2017 and has one remaining renewal option for five years.

Sunshine Beauty

Sunshine Beauty leases 4,800 square feet of net rentable square feet, representing 11.80% of the net rentable square feet of Winslow Plaza.

Annual rent under the Sunshine Beauty lease is $50,192.

The Sunshine Beauty lease expires on March 31, 2017 and has one remaining renewal option for five years.

The following table sets forth the percentage leased and annualized rent per leased square foot for Winslow Plaza as of the indicated dates:

Date	Percent Leased	Annualized Rent Per Leased Square Foot(1)
December 31, 2013	94.10%	$15.20
December 31, 2012	94.10	14.42
December 31, 2011	94.10	14.22
December 31, 2010	97.05	13.88
December 31, 2009	94.10	13.42
December 31, 2008	78.28	15.66

(1)	Annualized rent per leased square foot is calculated by dividing (i) annualized base rent, by (ii) square footage leased.

The following table sets forth the lease expirations for leases in place at Winslow Plaza as of December 31, 2013, assuming that tenants do not exercise any renewal options or early termination options:

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)(1)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	2,400	5.90%	$—	—	$—
2014	2	2,400	5.90%	44	7.55%	18.33
2015	3	3,600	8.85%	69	11.84%	19.17
2016	3	4,200	10.32%	78	13.38%	18.57
2017	5	22,695	55.77%	281	48.20%	12.38
2018	2	3,600	8.85%	67	11.49%	18.61
2019	—	—	0.00%	—	0.00%	—
2020	1	1,800	4.41%	44	7.55%	24.44
2021	—	—	0.00%	—	0.00%	—
2022	—	—	0.00%	—	0.00%	—
2023	—	—	0.00%	—	0.00%	—

	16	40,695	100.00%	$583	100.00%	$15.20

(1)	Annualized rent is calculated by multiplying (i) base rental payments for the month ended December 31, 2013 for the leases expiring during the applicable period, by (ii) 12.

Outstanding Indebtedness

As of December 31, 2013, our outstanding indebtedness was approximately $94.6 million. The following table sets forth information with respect to such indebtedness:

	Amount of Debt Outstanding as of December 31, 2013	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Shoppes at Eagle Harbor	$3,905,321	4.34%	3/11/2018	240	$301,495	$3,341,136
Lumber River Plaza	2,973,987	5.65%	5/1/2015	120	220,966	2,874,034
Monarch Bank Building	1,483,230	4.15%	12/30/2017	240	113,675	1,275,006
Perimeter Square	4,417,812	6.38%	6/11/2016	120	337,068	4,133,592
Riversedge North	2,061,790	6.00%	1/16/2019	180	209,542	1,567,621
Walnut Hill Plaza	3,464,465	6.75%	4/11/2014	300	303,232	3,447,036
Harps at Harbor Point	3,335,628	3.99%	12/14/2015	300	217,464	3,186,327
Twin City Commons	3,330,108	4.86%	1/6/2023	360	213,924	2,747,631
Shoppes at TJ Maxx	6,409,077	3.88%	5/1/2020	300	406,562	5,294,355
Bixby Commons	6,700,000	2.77%	6/11/2033	204	185,590	6,244,252
Bank Line of Credit	2,000,000	4.50%	5/12/2014	N/A	90,000	2,000,000
Forrest Gallery	9,075,000	5.40%	9/6/2023	360	611,677	7,794,407
Jenks Reasors	8,550,000	4.25%	9/23/2016	N/A	363,375	8,550,000
Tampa Festival	8,859,888	5.56%	9/6/2023	360	112,961	7,483,025
Starbucks/Verizon	621,197	6.50%	4/1/2023	120	609,568	7,971
Winslow Plaza	5,000,000	5.22%	12/1/2015	N/A	261,000	5,000,000
Senior convertible notes	6,000,000	9.00%	12/15/2018	N/A	540,000	6,000,000
Senior non-convertible notes	4,000,000	9.00%	12/15/2015	N/A	360,000	4,000,000
South Carolina Food Lions Note	12,375,000	5.25%	1/6/2024	360	649,440	10,728,916

	$94,562,503

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2013.

Tenants	Total Net Rentable Square Feet	Percent of Total Net Rentable Square Feet	Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Base Rent Per Leased Square Foot
Food Lion	179,798	13.89%	$1,161	9.88%	$6.46
Reasor’s Foods	81,000	6.26%	912	7.76%	11.26
Associated Wholesale Grocers	75,000	5.79%	769	6.54%	10.25
Family Dollar	57,427	4.44%	359	3.06%	6.25
Kroger	48,780	3.77%	279	2.37%	5.72
Winn Dixie	45,600	3.52%	239	2.03%	5.24
Bi-Lo	41,980	3.24%	357	3.04%	8.50
Peebles	32,680	2.52%	173	1.47%	5.29
TJ Maxx	32,400	2.50%	294	2.50%	9.07
Harvey’s Supermarket	29,000	2.24%	187	1.59%	6.45

	623,665	48.17%	$4,730	40.24%	$7.58

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2013.

Lease Expiration Year	Number of Expiring Leases	Total Expiring Net Rentable Square Feet	Percent of Total Net Rentable Square Feet Expiring	Expiring Base Rent (in 000s)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	77,448	5.98%	$—	—	$—
2014	27	58,991	4.56%	682	5.80%	11.56
2015	31	144,564	11.17%	1,350	11.49%	9.34
2016	34	172,378	13.32%	1,613	13.73%	9.36
2017	27	179,382	13.86%	1,800	15.32%	10.03
2018	25	316,536	24.45%	2,365	20.13%	7.47
2019	11	72,219	5.58%	700	5.96%	9.69
2020	6	17,774	1.37%	351	2.99%	19.75
2021	1	41,980	3.24%	357	3.04%	8.50
2022	3	12,985	1.00%	275	2.34%	21.18
2023 and thereafter	8	200,315	15.47%	2,257	19.20%	11.31

		1,294,572	100.00%	$11,750	100.00%	$9.65

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

Depreciation

The following table sets forth depreciation information for our properties as of December 31, 2013.

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Shoppes at TJ Maxx	$6,811,386	3.85%	Straight-Line	5-39 Years
Walnut Hill Plaza	3,729,329	3.05%	Straight-Line	5-39 Years
Lumber River Village	4,486,787	4.45%	Straight-Line	5-39 Years
Perimeter Square	5,191,021	3.90%	Straight-Line	5-39 Years
The Shoppes at Eagle Harbor	4,451,675	2.65%	Straight-Line	5-39 Years
Riversedge North	2,244,996	4.13%	Straight-Line	5-39 Years
Monarch Bank	1,986,364	2.90%	Straight-Line	5-39 Years
Amscot Building	492,827	2.77%	Straight-Line	5-39 Years
Harps at Harbor Point	2,891,853	3.19%	Straight-Line	5-39 Years
Twin City Crossing	3,045,189	3.34%	Straight-Line	5-39 Years
Surrey Plaza	1,856,514	4.44%	Straight-Line	5-39 Years
Bixby Commons	6,791,995	4.03%	Straight-Line	5-39 Years
Tampa Festival	6,838,263	3.78%	Straight-Line	5-39 Years
Forrest Gallery	7,624,661	3.95%	Straight-Line	5-39 Years
Jenks Reasors	8,339,838	3.06%	Straight-Line	5-39 Years
Starbucks/Verizon	1,137,971	4.27%	Straight-Line	5-39 Years
Jenks Plaza	917,898	2.48%	Straight-Line	5-39 Years
Winslow Plaza	3,684,286	2.92%	Straight-Line	5-39 Years
Clover Plaza	1,196,704	5.52%	Straight-Line	5-39 Years
St. George Plaza	1,264,212	5.40%	Straight-Line	5-39 Years
South Square	1,911,330	5.56%	Straight-Line	5-39 Years
Westland Square	1,709,665	5.50%	Straight-Line	5-39 Years
Waterway Plaza	1,247,952	5.43%	Straight-Line	5-39 Years
Wheeler Real Estate Investment Trust, Inc.	151,089	16.56%	Straight-Line	5-39 Years

	$80,003,805

Item 3.	Legal Proceedings

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

                             On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of our Operating Partnership that owns our Harps and Harbor Point property, (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by our affiliates. Crossland subsequently filed a counterclaim adding us, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to us acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013, which was subsequently extended. Since the Lien related to construction and development costs incurred prior to us acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to us. However, since there was no evidence as of September 30, 2013 that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the financial statements. On January 31, 2014, Crossland removed the lien as our affiliates fulfilled their obligation to pay the Lien. Accordingly, the accrual has been reversed as of December 31, 2013 since the Lien was satisfied without liability to us and the consolidated and combined financial statements had not been issued when the Lien was released.

Item 4.	Mine Safety Disclosures

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Stock Market under the symbol “WHLR”. On March 19, 2014, the closing price of our common stock reported on the Nasdaq Stock Market was $4.25 per share. Our common stock began trading on November 19, 2012. The high and low common stock sales prices per share during the periods indicated were as follows:

Price per share of common stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2013
High	$5.66	$5.92	$5.27	$4.41	$5.92
Low	$5.47	$5.17	$4.00	$3.74	$3.74

Quarter Ended
Fiscal Year 2012
High	N/A	N/A	N/A	$6.84	$6.84
Low	N/A	N/A	N/A	$5.50	$5.50

Approximate Number of Holders of Our Common Shares

As of March 19, 2014 there were 43 holders of record of our common shares. This number excludes our common shares owned by shareholders holding under nominee security position listings.

Dividend Policy

We pay cash dividends to holders of our common stock on a monthly basis. We paid a pro rata dividend with respect to the period commencing on the completion of our initial public offering and ending December 31, 2012 based on an annualized amount of $0.42 per share. We intend to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our common stock. While we intend to maintain the annual $0.42 per share dividend for the foreseeable future, our current cash flow does not support this amount. Accordingly, we may be forced to reduce the annual dividend if the cash flow deficit continues for an extended period of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Dividend Payments

We have made dividend payments to holders of our common stock and holders of common units in our Operating Partnership as follows since completion of our initial public offering in November 2012:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
November 19, 2012 - December 31, 2012	1/1/2013	1/31/2013	$0.490
January 1, 2013 - January 31, 2013	2/1/2013	2/28/2013	$0.035
February 1, 2013 - February 28, 2013	3/1/2013	3/31/2013	$0.035
March 1, 2013 - March 31, 2013	3/31/2013	4/30/2013	$0.035
April 1, 2013 - April 30, 2013	4/30/2013	5/31/2013	$0.035
May 1, 2013 - May 31, 2013	5/31/2013	6/30/2013	$0.035
June 1, 2013 - June 30, 2013	6/30/2013	7/31/2013	$0.035
July 1, 2013 - July 31, 2013	7/31/2013	8/31/2013	$0.035
August 1, 2013 - August 31, 2013	8/31/2013	9/30/2013	$0.035
September 1, 2013 - September 30, 2013	9/30/2013	10/31/2013	$0.035
October 1, 2013 - October 31, 2013	10/31/2013	11/30/2013	$0.035
November 1, 2013 - November 30, 2013	11/30/2013	12/31/2013	$0.035
December 1, 2013 - December 31, 2013	12/31/2013	1/31/2014	$0.035

Security Authorized For Issuance Under Equity Compensation Plan

Please see Item 11 for discussion regarding our equity compensation plan.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated and combined financial statements and the notes thereto included in this Form 10-K, and the consolidated and combined financial statements and the notes thereto. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated and combined financial statements included in this Form 10-K.

Company Overview

We are a Maryland corporation formed with the principle objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood centers, grocery-anchored centers, community centers and free-standing retail properties. Our strategy is to opportunistically acquire quality, well-located, predominantly retail properties in secondary and tertiary markets that generate attractive risk-adjusted returns. We generally target competitively protected properties located within developed areas, commonly referred to as in-fill, that possess minimal competition risk and are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Northeast, Mid-Atlantic, Southeast and Southwest.

Our portfolio is comprised of twenty-three properties including sixteen retail shopping centers, six free-standing retail properties and one office building. Six of these properties are located in Virginia, six are located in South Carolina, five are located in Oklahoma, two are located in Florida, with North Carolina, Georgia, Tennessee and New Jersey each having one property. Our portfolio has a total GLA of 1,294,572 square feet and an occupancy level of approximately 94%. Our portfolio consists of the following entities and their related properties:

Original Formation Properties:

•	The Shoppes at Eagle Harbor (Carrollton, VA)

•	Monarch Bank Building (Virginia Beach, VA)

•	Amscot Building (Tampa, FL)

•	Riversedge North (Virginia Beach, VA)

•	Walnut Hill Plaza (Petersburg, VA)

•	Lumber River Village (Lumberton, NC)

•	Perimeter Square (Tulsa, OK)

•	Shoppes at TJ Maxx (Richmond, VA)

Properties Acquired Subsequent to Formation and During 2013:

•	Harps at Harbor Point (Grove, OK)

•	Twin City Crossing (Leesville-Batesburg, SC)

•	Surrey Plaza (Hawkinsville, GA)

•	Bixby Commons (Bixby, OK)

•	Tampa Festival (Tampa, FL)

•	Forrest Gallery (Tullahoma, TN)

•	Jenks Reasors (Jenks, OK)

•	Starbucks/Verizon (Virginia Beach, VA)

•	Jenks Plaza (Jenks, OK)

•	Winslow Plaza (Sicklerville, NJ)

•	Clover Plaza (Clover, SC)

•	St. George Plaza (St. George, SC)

•	South Square (Lancaster, SC)

•	Waterway Plaza (Little River, SC)

•	Westland Square (West Columbia, SC)

Recent Trends and Activities

Since completing the IPO and formation transactions, there have been several significant events that have positively impacted our company. These events are summarized below.

Property Acquisitions

On December 14, 2012, we acquired a 31,500 square foot free-standing retail property located in Grove, Oklahoma for a purchase price of approximately $4.55 million. Referred to as Harps at Harbor Point, the property is 100% occupied by Harps Food Stores (Harps) through a stabilized 20-year, triple-net lease expiring in June 2032 with four five-year options available. Harps is one of the grocery industry’s most recognized independent chains with over 65 locations throughout Oklahoma, Arkansas, and Missouri.

On December 18, 2012, we acquired a 47,680 square foot grocery-anchored shopping center located in Batesburg-Leesville, South Carolina for a purchase price of approximately $4.50 million. Referred to as Twin City Crossing, the property is 100% occupied and is anchored by a Bi-Lo grocery store. Bi-Lo occupies 88% of the total rentable square feet of the center through a 10-year lease expiring in December 2021 with six five-year options available.

On December 21, 2012, we acquired a 42,680 square foot grocery-anchored shopping center located in Hawkinsville, Georgia for a purchase price of approximately $2.30 million. Referred to as Surrey Plaza, the property is 100% occupied and is anchored by a Harvey’s Supermarket and a Rite-Aid pharmacy. Harvey’s and Rite-Aid occupy approximately 86% of the total rentable square feet of the center through 10-year leases expiring in January 2018. Harvey’s lease includes three five-year options while Rite-Aid’s lease includes one five-year option.

On June 11, 2013, we acquired a 75,000 square foot, 100% leased free-standing grocery store located in the Bixby Commons Shopping Center in Bixby, Oklahoma for a purchase price of approximately $10.6 million. The property is stabilized by a 20-year, triple-net lease expiring in 2032 with Associated Wholesale Grocers, Inc., (“Associated”), a retailer-owned cooperative serving over 1,900 retail member stores with a complete assortment of grocery and general merchandise items. Associated subleases the property to Reasor’s Foods under a similar lease arrangement.

On August 26, 2013, we acquired Tampa Festival Shopping Center, a 137,987 square foot grocery-anchored shopping center located in Tampa, Florida for a purchase price of approximately $11.85 million. The property is 100% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in August 2018 with four five-year options available.

On August 29, 2013, we acquired Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee for a purchase price of approximately $11.50 million. The property is 90.5% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining.

On September 25, 2013, we acquired Jenks Reasor’s Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma (“Jenks Reasors”) for a purchase price of approximately $11.4 million. The property is 100% occupied by a Reasor’s Foods grocery store under a 20 year, triple-net operating lease expiring in 2033.

On October 21, 2013, we acquired Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year, 5 month lease expiring in 2023 with three renewal options. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10 year lease expiring in 2022 with three renewal options available. The property is subject to a 10 year ground lease with Fairfield Shopping Center, a related party, expiring in 2022.

On December 17, 2013, we acquired Jenks Plaza, a 7,800 square foot shopping center located in Jenks, Oklahoma for a purchase price of approximately $1.75 million. The property is 100% occupied by 5 primarily retail and restaurant tenants, under leases expiring through October 2017.

On December 19, 2013, we acquired Winslow Plaza, a 40,695 square foot shopping center located in Sicklerville, New Jersey for a purchase price of approximately $6.61 million. The property is 94.1% occupied by 15 primarily retail and restaurant tenants, and is anchored by King’s Liquors, which is leased through October 2017.

On December 23, 2013, we acquired Clover Plaza, St. George Square, South Square, Waterway Plaza and Westland Square (collectively the “SC Food Lions”) for an aggregate purchase price of approximately $15.85 million. Collectively, the SC Food Lions total 261,689 square feet in leaseable space, and are 91.27% occupied by 34 primarily retail and restaurant tenants, and each center is anchored by a Food Lion grocery store.

Financing Activities

The Riversedge North loan matured on April 16, 2013, and was subsequently extended to January 16, 2014. On January 16, 2014, we renewed the loan until January 16, 2019. The loan requires monthly principal and interest payments based on a 15 year amortization with a fixed interest rate of 6.00%.

On March 11, 2013, we entered into a promissory note for $4.0 million to refinance the Shoppes at Eagle Harbor loan that matured in February 2013. The new loan matures on March 11, 2018 and requires monthly principal and interest payments based on a 20 year amortization and a 4.34% interest rate.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured on that date. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25 year amortization and a 3.88% fixed interest rate.

On June 3, 2013, we entered into a Promissory Note (the “Note”) with Monarch Bank for a $2.0 million line of credit. The Note matures on May 12, 2014, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

Certain debt agreements into which we have entered have covenants with which we must comply. As of December 31, 2013, we believe we are in compliance with the applicable covenants.

On December 16, 2013, we completed a $10.0 million private placement transaction with eight accredited investors (the “Buyers”). Pursuant to the securities purchase agreement, dated as of December 16, 2013 (the “December 2013 Securities Purchase Agreement”), we sold convertible and nonconvertible 9% senior notes and warrants to purchase shares of our common stock totaling $10.0 million dollars. We completed the financings in two concurrent tranches. The first tranche consisted of $6.0 million in convertible senior notes due December 15, 2018. During the first two years, the convertible notes will only be available for conversion upon the completion of a secondary offering of common stock in excess of $20 million at a conversion rate of the lesser of 95% of the secondary offering’s per share price or $5.50. After two years, holders of the convertible notes can convert at their discretion at a conversion rate of the lesser of 90% of the market price of our common stock or $5.50. The maximum number of shares of stock issuable upon conversion of the convertible notes is 1,417,079 shares.

The second tranche consisted of $4.0 million in nonconvertible senior notes due December 15, 2015. In addition to the non-convertible notes, we issued 421,053 warrants with an exercise price of $4.75. The warrants are not exercisable unless we obtain shareholder approval for the transaction and the issuance of the common stock underlying the warrants.

In connection with the private placement transaction, we and the Buyers entered into a Registration Rights Agreement, dated as of December 16, 2013 (the “December 2013 Registration Rights Agreement”). Pursuant to the December 2013 Registration Rights Agreement, we agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock underlying the convertible notes and the warrants. Interest on the convertible and nonconvertible senior notes of 9% per annum will be payable monthly.

Pursuant to a First Amendment to the December 2013 Securities Purchase Agreement, dated as of January 31, 2014 (the “First Amendment”), we and the Initial Investors amended the December 2013 Securities Purchase Agreement solely to increase the maximum size of the offering to an aggregate of $12.16 million. In accordance with the terms of the December 2013 Securities Purchase Agreement, as amended by the First Amendment, as of January 31, 2014, we completed a second closing (the “Second Closing”) consisting of the private placement of $2.160 million of non-convertible notes and warrants to purchase shares of our common stock with fourteen accredited investors (the “Secondary Investors”). The non-convertible senior notes have an interest rate of 9.0% (which will be paid monthly) and mature on January 31, 2016. The warrants issued permit the Secondary Investors to purchase an aggregate 227,372 shares of our common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and are not exercisable unless we obtain shareholder approval for this transaction and the issuance of the common stock underlying the warrants.

New Leases, Leasing Renewals and Expirations

New leases during the year ended December 31, 2013 were comprised of nine deals totaling 18,932 square feet with a weighted average rate of $7.63 per square foot. The commission rate per square foot equated to $3.48. One new lease included tenant improvement concessions of $8.50 per square foot and another new lease included tenant improvement concessions of $8.00 per square foot.

Renewals during the year ended December 31, 2013 were comprised of nineteen deals totaling 152,774 square feet with a weighted average increase of $0.06 per square foot. One renewal included tenant improvement concessions of $8.57 per square foot, and the commission rate per square foot equated to $1.19. The rates on negotiated renewals resulted in a weighted average increase of $0.79 per square foot on five renewals and a $1.29 per square foot decrease on one renewal. Thirteen of these renewals represented options being exercised.

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

Approximately 4.56% of our gross leasable area is subject to leases that expire during the twelve months ending December 31, 2014 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Funds from Operations

We use Funds From Operations (“FFO”) as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with accounting principles generally accepted in the United States, or “GAAP”), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

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

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the years ended December 31, 2013 and 2012.

Liquidity and Capital Resources

At December 31, 2013, our consolidated cash and cash equivalents totaled $1.16 million compared to consolidated cash and cash equivalents of $2.05 million at December 31, 2012. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2013 and 2012 are as follows:

	Years Ended December 31,		Period Over Period Change
	2013	2012	$	%
Operating activities	$(2,451,570)	$(289,884)	$(2,161,686)	(745.71%)
Investing activities	$(22,582,154)	$(8,802,055)	$(13,780,099)	(156.56%)
Financing activities	$24,135,615	$11,041,124	$13,094,491	118.60%

Operating Activities

During the year ended December 31, 2013, our cash flows used in operating activities were $2,451,570, compared to cash flows used in operating activities of $289,884 during the year ended December 31, 2012. Operating cash flows were primarily impacted by the $3,169,569 increase in our consolidated net loss due to the factors discussed in the Results of Operations section below, specifically the $3,990,015 increase in total corporate general and administrative expenses associated with operating the REIT and acquiring and operating twelve additional properties in 2013. Due to these factors, our FFO decreased $524,764 for the year ended December 31, 2013, compared to the same period in 2012. FFO is a non-GAAP measurement. (See Funds from Operations reconciliation to net income below).

Investing Activities

During the year ended December 31, 2013, our cash flows used in investing activities were $22,582,154, compared to cash flows used in investing activities of $8,802,055 during the year ended December 31, 2012. The increase primarily related to approximately $21,875,000 for the acquisitions of Bixby Commons, Forrest Gallery, Tampa Festival, Jenks Reasors, Starbucks/Verizon, Winslow Plaza, Jenks Plaza and the SC Food Lions, which were completed in 2013.

Financing Activities

During the year ended December 31, 2013, our cash flows from financing activities were $24,135,615, compared to $11,041,124 of cash flows from financing activities during the year ended December 31, 2012. During the year ended December 31, 2013, we received $3,943,936 of proceeds from the sale of preferred stock used to finance the Bixby Commons acquisition, and $11,862,198 from the completion of our secondary common stock offering on August 26, 2013. In December 2013, we also received $10.0 million in proceeds from the issuance of the senior convertible and non-convertible notes. These proceeds were partially offset by dividends and distributions, which increased to $2,886,574 in the year ended December 31, 2013 period from $126,084 during the year ended December 31, 2012 period as a result of the $0.035 monthly dividend currently being paid to our investors, and $100,716 paid to the preferred shareholders.

Mortgage indebtedness activity during the year ended December 31, 2013 included the refinancing of a $10.3 million in loans that matured during the period, the $10.0 million in senior notes and $51.2 million in loans in conjunction with the acquisitions of Bixby Commons, Forrest Gallery, Tampa Festival, Jenks Reasors, Starbucks/Verizon, Winslow Plaza, and the SC Food Lions. Excluding the net impact of the refinancing transactions, principal payments on mortgage indebtedness was approximately $814,000 during the year ended December 31, 2013.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2013 and December 31, 2012, our debt balances consisted of the following:

	December 31,
	2013	2012
Fixed-rate notes	$94,562,503	$31,843,503

The increase in total mortgage indebtedness at December 31, 2013 is primarily due to $51.2 million in debt from acquisitions made during 2013, and also from the $10 million in senior convertible and non-convertible notes issued in December 2013. The weighted average interest rate and term of our fixed-rate debt are 5.31% and 5.61 years, respectively, at December 31,

2013. We have $6.40 million of debt maturing during the year ending December 31, 2014, comprised primarily of a $3.50 million fixed-rate loan for Walnut Hill Plaza, which matures in April 2014. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

The $6.4 million in debt maturities, ongoing debt service and the $0.42 per share targeted dividend we intend to pay for the next 12 months represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on the acquisition strategy discussed below will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital. Additionally, distributions paid in excess of earnings and profits may represent a return of capital for U.S. federal income tax purposes.

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

We envision acquiring properties during the next twelve months, consisting primarily of a blend of traditional acquisitions using equity capital and external financing, and property contributions in exchange for common units and debt assumption. Based on our knowledge of the property acquisition markets, there appears to be an ample inventory of properties available to enable us to meet our acquisition goals over the next twelve months, especially as it relates to those in the secondary and tertiary markets where we have historically excelled. Current cap rates in these markets have typically ranged from 8% to 10% and beyond. We believe that acquisitions at these price ranges, assuming a reasonable blend of traditional acquisition strategies and property contributions in exchange for common units and external debt financing, will produce excess cash flow sufficient to fund current and future dividends to our stockholders and common unit holders. We intend to aggressively pursue acquisitions that fit these parameters and that will generate sufficient cash flow to support our operating model. Since 1999, Jon S. Wheeler and his affiliates have acquired in excess of 60 properties. We believe our experience and success in acquiring and managing these properties will enable us to execute on our strategies.

In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing twenty-three properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2013	2012	$	%
PROPERTY DATA:
Number of properties owned and operated	23	11	12	109.1%
Aggregate gross leasable area	1,294,572	470,350	824,222	175.24%
Ending occupancy rate	94.0%	94.3%	-0.3%	-0.32%
FINANCIAL DATA:
Rental revenues	$7,158,549	$1,963,681	$5,194,868	264.55%
Other revenues	1,548,943	470,298	1,078,645	229.35%

Total Revenue	8,707,492	2,433,979	6,273,513	257.75%

EXPENSES:
Property operations	1,713,957	519,220	1,194,737	230.10%
Depreciation and amortization	3,466,957	822,152	2,644,805	321.69%
Provision for credit losses	106,828	25,000	81,828	327.31%
Corporate general & administrative	5,297,166	1,307,151	3,990,015	305.25%

Total Operating Expenses	10,584,908	2,673,523	7,911,385	295.92%

Operating Loss	(1,877,416)	(239,544)	(1,637,872)	(683.75%)
Interest expense	(2,497,810)	(966,113)	(1,531,697)	(158.54%)

Net Loss	(4,375,226)	(1,205,657)	(3,169,569)	(262.89%)
Net loss attributable to noncontrolling interests	(714,972)	(43,880)	(671,092)	(1,529.38%)

Net Loss Attributable to Wheeler REIT	$(3,660,254)	$(1,161,777)	$(2,498,477)	(215.06%)

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below focuses on same store results of operations since all acquisitions (new stores) have occurred subsequent to our formation during November 2012. Accordingly, 2012 operating data presented for new stores represents a nominal period of time and a comparative discussion would not provide useful information. Same stores consist of those properties we owned during all periods presented in their entirety. Same store data includes the 2013 and 2012 twelve month results of the following entities that were part of the original REIT formation transaction:

•	The Shoppes at Eagle Harbor

•	Monarch Bank Building

•	Amscot Building

•	Riversedge North

•	Walnut Hill Plaza

•	Wheeler Real Estate Investment Trust, Inc.

•	Wheeler Real Estate Investment Trust, L.P.

New store financial information reflects the activity from the acquisition date to year-end for the following entities:

•	Lumber River Village (acquired November 16, 2012)

•	Perimeter Square (acquired November 16, 2012)

•	Shoppes at TJ Maxx (acquired November 16, 2012)

•	Harps at Harbor Point (acquired December 14, 2012)

•	Twin City Crossing (acquired December 18, 2012)

•	Surrey Plaza (acquired December 21, 2012)

•	Bixby Commons (acquired June 11, 2013)

•	Tampa Festival (acquired August 26, 2013)

•	Forrest Gallery (acquired August 29, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

•	Jenks Plaza (acquired December 17, 2013)

•	Winslow Plaza (acquired December 19, 2013)

•	Clover Plaza (acquired December 23, 2013)

•	St. George Plaza (acquired December 23, 2013)

•	South Square (acquired December 23, 2013)

•	Waterway Plaza (acquired December 23, 2013)

•	Westland Square (acquired December 23, 2013)

Same Store and New Store Operating Income

The following table provides same store and new store financial information.

	Year Ended December 31,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$1,988,710	$2,008,460	$6,718,782	$425,519	$8,707,492	$2,433,979
Property expenses	419,101	425,660	1,294,856	93,560	1,713,957	519,220

Property Net Operating Income	1,569,609	1,582,800	5,423,926	331,959	6,993,535	1,914,759

Depreciation and amortization	488,975	653,215	2,977,982	168,937	3,466,957	822,152
Provision for credit losses	3,526	—	103,302	25,000	106,828	25,000
Corporate general & administrative	2,599,248	1,267,517	2,697,918	39,634	5,297,166	1,307,151

Total Other Operating Expenses	3,091,749	1,920,732	5,779,202	233,571	8,870,951	2,154,303

Interest expense	733,600	805,068	1,764,210	161,045	2,497,810	966,113

Net Loss	$(2,255,740)	$(1,143,000)	$(2,119,486)	$(62,657)	$(4,375,226)	$(1,205,657)

Property Revenues

Total same store property revenues for the year ended December 31, 2013 were $1,988,710, compared to $2,008,460 for the year ended December 31, 2012, representing a decrease of $19,750, or 0.98%. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments, contractual rent adjustments, and a nominal reduction in occupancy due to a 1,286 square foot vacancy arising at one of our centers. Four of the five centers representing same stores are 100% leased and the fifth center is 94.48% leased, resulting in nominal fluctuations in revenues at these centers.

The year ended December 31, 2013 represents a full year of operations reported for the properties acquired as part of the our November 2012 formation and those acquired during December 2012, and a partial year of operations for the twelve acquisitions made in 2013. The 2013 acquisitions contributed $6.7 million in revenues for the year ended December 31, 2013. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

Property Expenses

Total same store operating expenses for the year ended December 31, 2013 were $419,101, compared to $425,660 for the year ended December 31, 2012, respectively. The decrease was primarily due to decreases in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather. Three of the five same store centers are free-standing buildings, with the other two consisting of a center built in 2009 and a center that was significantly renovated during 2008. Accordingly, those centers require minimal maintenance. Additionally, two of the free-standing buildings have triple-net leases in which the tenant is responsible for the majority of all operating costs to the properties.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2013 were $3,091,749, representing an increase of $1,171,017 over the year ended December 31, 2012. The increase is primarily associated with increases in professional fees and other expenses as a result of being a publicly traded company, property acquisitions and legal matters. The expenses related to being a publicly traded company primarily consisted of costs associated with legal, audit, tax, Board of Directors fees, directors’ and officers’ insurance, investor relations, REIT management fees and consulting fees.

Total acquisition expenses for same and new stores were approximately $2,856,000, which included $2,102,000 in acquisition fees, and approximately $754,000 for legal, accounting and other professional costs associated with these acquisitions contemplated in our stock offerings. Additionally, we accrued approximately $267,000 in legal costs for the Perimeter case (discussed in Part II, Item 1, Legal Proceedings).

Same store depreciation and amortization expense for the year ended December 31, 2013 decreased $164,240, or 25.14%, resulting from more assets becoming fully depreciated and amortized.

Interest Expense

Same store interest expense declined $71,468 or 8.88% for the year ended December 31, 2013, compared to $805,068 for the year ended December 31, 2012. The decrease primarily resulted from the payoff of a $320,000 loan during November 2012, a principal curtailment of approximately of $511,000 during December 2012 on an existing loan, refinancing one note at a lower interest rate and the impact of declining balances on outstanding debt. The refinanced note consisted of a $3.9 million loan refinanced at an interest rate of 4.34%, compared to the previous rate of 6.20%.

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%
Net income (loss)	$(2,255,740)	$(1,143,000)	$(2,119,486)	$(62,657)	$(4,375,226)	$(1,205,657)	$(3,169,569)	(262.89%)
Depreciation of real estate assets	488,975	653,215	2,977,982	168,937	3,466,957	822,152	2,644,805	321.69%

Total FFO	$(1,766,765)	$(489,785)	$858,496	$106,280	$(908,269)	$(383,505)	$(524,764)	(136.83%)

During the year ended December 31, 2013, same store FFO decreased $1,276,980 as compared to the year ended December 31, 2012, primarily due to an increase of $1,331,731 in same store corporate general and administrative expenses for the year ended December 31, 2013. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the years ended December 31, 2013 would have been approximately $2,214,731 and $183,495, respectively, as shown in the table below:

	Years Ended December 31,
	2013	2012
Total FFO	$(908,269)	$(383,505)
Acquisition fees	2,102,000	—
Legal and accounting costs for acquisitions	754,000	567,000
Perimeter legal accrual	267,000	—

Total Core FFO	$2,214,731	$183,495

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2012 and 2011, respectively.

	For the Years Ended December 31,		Period Over Period Changes
	2012	2011	$	%
REVENUE:
Minimum rent	$1,954,321	$1,458,083	$496,238	34.03%
Percentage of sales rent	9,360	6,525	2,835	43.44%
Tenant reimbursements	452,110	329,452	122,658	37.23%
Other income	18,188	131,217	(113,029)	(86.14%)

Total Revenue	2,433,979	1,925,277	508,702	26.42%

EXPENSES:
Property operating	311,042	352,508	(41,466)	(11.76%)
Real estate taxes	134,301	104,555	29,746	28.45%
Repairs and maintenance	73,877	63,253	10,624	16.80%

Total Property Operating Expenses	519,220	520,316	(1,096)	(0.21%)

Depreciation and amortization	822,152	744,931	77,221	10.37%
Provision for credit losses	25,000	20,000	5,000	25.00%
Corporate general & administrative	1,307,151	388,660	918,491	236.32%

Total Other Operating Expenses	2,154,303	1,153,591	1,000,712	86.75%

Interest expense	966,113	805,969	160,144	19.87%

Net Loss	(1,205,657)	(554,599)	(651,058)	(117.39%)
Net loss attributable to noncontrolling interests	(43,880)	—	(43,880)	N/A

Net Loss Attributable to Wheeler REIT	$(1,161,777)	$(554,599)	$(607,178)	(109.48%)

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

Same store tenant reimbursements increased $58,000, or 17.26%, during the 2012 period as compared to the 2011 period, primarily due to an increase of approximately $21,000 in the prior year Common Area Maintenance (“CAM”), tax and insurance reconciliation adjustments and an increase of approximately $43,000 in regular monthly reimbursement charges for the 2012 period versus the 2011 period.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update, or ASU, 2012-02 “Impairment Goodwill and Other (Topic 350).” This amendment would give us the option to first assess qualitative factors to determine whether the existence of an event or circumstance indicates that it is more likely than not that intangible assets are impaired before having to determine the fair value using the current quantitative approach. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, early adoption permitted. We adopted this ASU during the year ended December 31, 2012. We evaluate intangibles for impairment annually unless factors arise that would create the need to perform an evaluation during interim periods. For the year ended December 31, 2013, there were no factors that indicated any impairment.

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

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2013 (the end of the period covered by this Annual Report).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our internal control over financial reporting is evaluated on a regular basis by personnel in our organization. The overall goals of these various evaluation activities are to monitor our internal control over financial reporting and to make modifications as necessary, as disclosure and internal controls are intended to be dynamic systems that change (including improvements and corrections) as conditions warrant. Part of this evaluation is to determine whether there were any significant deficiencies or material weaknesses in our internal control over financial reporting, or whether we had identified any acts of fraud involving personnel who have a significant role in our internal control over financial reporting. Significant deficiencies are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Material weaknesses are particularly serious conditions where the internal control over financial reporting does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2013, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2013 were effective.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our evaluation of the effectiveness of our disclosure controls and procedures for the September 30, 2013 quarter, we identified a material weakness in our internal control system related to the Trust’s accounting for and reporting of potential contingent liabilities that arise from matters involving our affiliated entities. Specifically, the Trust was attached to a lien that resulted from activities of affiliated entities involving an asset that was subsequently acquired by the Trust. While this contingent liability was properly accounted for and disclosed in the September 30, 2013 Form 10-Q, the occurrence of this liability was not reported in a timely manner as specified in SEC rules and forms. Management has remediated the weakness and instituted procedures during the fourth quarter of 2013 whereby all potential contingent liabilities of both the Trust and affiliated entities are reviewed weekly to ensure the proper accounting and reporting of these matters as they arise.

There were no changes in our internal control over financial reporting for the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors and Executive Officers

Our board of directors consists of eight members, including a majority of directors who are independent within the meaning of the listing standards of the Nasdaq Capital Market. Pursuant to our charter, each of our directors will be elected by our stockholders to serve until the next annual meeting of our stockholders and until his or her successor is duly elected and qualifies. Subject to rights pursuant to any employment agreements, officers serve at the pleasure of our board of directors.

The following table sets forth certain information concerning our directors, executive officers and certain other officers:

Name	Age	Position
Jon S. Wheeler	53	Chairman, Chief Executive Officer and Director
Steven M. Belote	48	Chief Financial Officer
Robin Hanisch	56	Secretary
Christopher J. Ettel	54	Director
David Kelly	49	Director
William W. King	74	Director
Sanjay Madhu	47	Director
Carl B. McGowan, Jr.	66	Director
Ann McKinney	65	Director
Jeffrey Zwerdling	69	Director

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

Christopher J. Ettel has served as a director of our company since 2011. In 1988, Mr. Ettel founded VB Homes, LLC, a residential design-build firm, specializing in high quality residential renovations and additions as well as new construction. Mr. Ettel has served as the Managing Partner of VB Homes, LLC since its inception. Mr. Ettel has been a Virginia Real Estate Broker since 1990. He currently serves on the Board of Directors of the Tidewater Builders Association and the Virginia Beach Advisory Board of Monarch Bank. He also previously served as the Chairman of the Tidewater Builders Association Remodeler’s Council and the President of the Board for the Virginia Beach Public Schools Education Foundation. Mr. Ettel received his Bachelor of Science degree from James Madison University in 1982. Mr. Ettel was selected as a director because of his years of experience in the real estate and construction industries as well as his management experience.

David Kelly has served as a director since 2011. Mr. Kelly has over twenty five years of experience in the real estate industry and currently serves as Senior Vice President, Director of Acquisitions for Wheeler Interests. Prior to joining Wheeler, Mr. Kelly was the principal of Kelly Development, LLC, a real estate development firm he founded in 2011. Kelly Development specialized in the acquisition and management of retail properties in the Mid-Atlantic region. From 1998 through 2011, Mr. Kelly served as Director of Real Estate for Supervalu, Inc., a Fortune 100 supermarket retailer. Mr. Kelly focused on site selection and acquisition for Supervalu from New England to the Carolinas completing transactions totaling over $500,000,000. Mr. Kelly currently serves as the President of the Board of Directors of the Norfolk, Virginia SPCA and has a Bachelor of Science in Finance degree from Bentley College (now Bentley University). Mr. Kelly was selected as a director because of his years of experience in the real estate industry as well as his experience in real estate management at a publicly traded company.

William W. King has served as a director of our company since 2011. Mr. King currently serves, on a volunteer basis, as Executive Director of the Virginia Maritime Heritage Foundation, a 501(c)(3) corporation that owns and operates the schooner Virginia. He was appointed to that position in September of 2009. From 1988 through 2008 Mr. King served as the headmaster of Norfolk Collegiate School, an independent, co-educational, K-12 college preparatory day school. He also remained employed by the Norfolk Collegiate School until June 2009 as a special assistant to the headmaster and served on its board of trustees from 1984-2009. Prior to his service at Norfolk Collegiate School, Mr. King was Executive Vice President of SRMS, a management consulting corporation that primarily contracted for services with the U.S. Navy and the U.S. Air Force. Mr. King served in the United States Navy from 1962 until 1984, when he retired with the rank of Captain. During his time in the United States Navy, he served in seven combatant ships, two of which he commanded, did several combat tours in Vietnam, served two tours in the Pentagon, including two years as aide to the Chief of Naval Operations, and was a Deputy Chief of Staff to the Commander of the United States Atlantic Command and the Commander-in-Chief of the United States Atlantic Fleet. Mr. King graduated from the University of Virginia in 1963 with a Bachelor of Science Degree in Finance, the Navy Postgraduate School in 1977 with a Master of Science in Financial Management, and from Old Dominion University in 1995 with a Certificate of Advanced Studies in Education Leadership and Administration. He currently serves on the Board of Directors of Chesapeake Bay Academy, the Future of Hampton Roads, Inc. and Horizons Hampton Roads. Mr. King was selected as a director because of his leadership experience.

Sanjay Madhu has served as a director since 2011. Mr. Madhu is the Chief Executive Officer and on the board of directors of Oxbridge Re Holdings Limited since July 2013. A company providing reinsurance in Florida and other gulf states. He also serves on the board of directors of Homeowners Choice, Inc. a NYSE-listed insurance holding company headquartered in Tampa, Florida since May 2007. He became an executive officer of Homeowners Choice in February 2008 and has served in various capacities. In July 2011, he relinquished his role at Homeowners Choice, as vice president of marketing and took on the role of president of real estate operations for the company and continues to serve as vice president of investor relations. Mr. Madhu is also the principal of two companies that own and operate commercial real estate in the Tampa Florida area. From 1995 to 2010, Mr. Madhu served as president of J&S Development Group, Inc., doing business as The Mortgage Corporation Network. From 1994 to 1996, he was vice president, mortgage division, First Trust Mortgage & Finance; from 1993 to 1994, he was vice president, residential first mortgage division, Continental Management Associates Limited, Inc.; and from 1991 to 1993; he was president, S&S Development, Inc. Mr. Madhu attended Northwest Missouri State University, where he studied marketing and management. Mr. Madhu was selected as a director because of his years of executive management experience and his experience managing a public company.

Carl B. McGowan, Jr., PhD, CFA, has served as a director since 2013. Dr. McGowan is a member of the Company’s Board of Directors and the Chairman of the Audit Committee of the Board of Directors. Dr. McGowan brings over 30 years of extensive financial experience to the Board. Presently serving as the Faculty Distinguished Professor of Finance at Norfolk State University, Dr. McGowan has a BA in International Relations (Syracuse), an MBA in Finance (Eastern Michigan), and a PhD in Business Administration (Michigan State). Dr. McGowan has conducted extensive research in the areas of corporate finance and international finance, with specific studies relating to real estate operations. In addition to over 150 conference presentations, Dr. McGowan has published 68 articles in numerous peer-reviewed journals including: The Journal of Real Estate Research, The American Journal of Business Education, Applied Financial Economics, Decision Science, Financial Practice and Education, The Financial Review, International Business and Economics Research Journal, The International Review of Financial Analysis, The Journal of Applied Business Research, The Journal of Business Case Studies, The Journal of Diversity Management, Managerial Finance, Managing Global Transitions, The Southwestern Economic Review, and Urban Studies.

Ann L. McKinney has served as a director of our company since 2011. Ms. McKinney was appointed President and Principal Broker of Wheeler Real Estate Company upon its formation in March, 2000. First licensed in 1974, Ms. McKinney currently holds a Real Estate Broker’s license in Virginia, North Carolina, South Carolina, Florida, Mississippi, Alabama, Oklahoma and Tennessee. Her responsibilities with Wheeler Real Estate Company include dispositions, marketing and public relations, and the management of all real estate licenses. Ms. McKinney was chosen as a director because of her leadership and management expertise.

Jeffrey M. Zwerdling, Esquire, has served as a director since 2013. Mr. Zwerdling is founder and managing partner of the law firm of Zwerdling, Oppleman & Adams which was formed in 1972 in Richmond, Virginia. Mr. Zwerdling’s areas of concentration include corporate law, commercial and residential real estate, personal estate planning, and general litigation. From 1999-2012 he served as President and Director of The Corporate Centre, a 225,000 square foot office park complex located in Richmond, Virginia. In May of 2013, Mr. Zwerdling was appointed to the Board of Directors of Capitol Securities Management Inc. (“CSM”). CSM is a FINRA registered broker dealer whose assets exceed $4 billion. Mr. Zwerdling was commissioned as a Second Lieutenant in the United States Army in 1967, served in the Army Reserve and Virginia National Guard, and received his honorable discharge after obtaining the rank of Captain in 1981. Mr. Zwerdling holds a Bachelor of Science Degree from Virginia Commonwealth University and received a Juris Doctor Degree from the College of William and Mary School of Law. He was an organizational investor in Southern Community Bank & Trust, now Village Bank. In 1998, Mr. Zwerdling was elected to the Board of Directors of Supertel Hospitality, Inc., a public company which trades on the NASDAQ Stock Exchange. Supertel is a real estate investment trust (REIT) which is a focused-service segment of the lodging industry. During his tenure at Supertel, Mr. Zwerdling served on various committees, including the Acquisitions and Dispositions Committee, and was a member and former chairman of the Audit Committee.

Corporate Governance Profile

Our board consists of eight directors, five of whom are independent as determined in accordance with the listing standards established by the Nasdaq Capital Market, and our board makes an affirmative determination as to the independence of each of our directors on an annual basis. We have adopted a code of business ethics and corporate governance principles.

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

Audit Committee

Our audit committee consists of three of our independent directors: Carl B. McGowan, Jr., William W. King and Sanjay Madhu. Dr. McGowan, the chairman of our audit committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and Nasdaq Capital Market corporate governance requirements. In addition, each of the audit committee members is “financially sophisticated” as that term is defined by the Nasdaq Capital Market corporate governance requirements. The audit committee has adopted a charter which details the principal functions of the audit committee, including oversight related to:

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

The audit committee is also be responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee also prepares the audit committee report required by SEC regulations to be included in our annual proxy statement. The Audit Committee met four times in 2013.

Compensation Committee

Our compensation committee consists of three of our independent directors: Christopher J. Ettel, William W. King and Jeffrey Zwerdling. The Compensation Committee has adopted a charter which details the principal functions of the compensation committee, including:

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

Mr. Zwerdling has been designated as chair of the Compensation Committee and Christopher J. Ettel and William W. King have been appointed as members of the compensation committee. The Compensation Committee met four times in 2013.

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

In identifying and recommending nominees for directors, the nominating and corporate governance committee may consider diversity of relevant experience, expertise and background. Mr. Madhu has been designated as chair of this committee. The Nominating and Corporate Governance Committee met four times in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2013 and 2012 our officers, directors, and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

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

Share Incentive Plan

Pursuant to our 2012 Share Incentive Plan, we may award incentives covering an aggregate of 500,000 shares of our common stock. The options will vest at a rate of 20% per year for five years and have a per share exercise price equal to the fair market value of one of our common shares on the date of grant. We have not yet determined the recipients of any such grants.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

Compensation Tables

Summary Compensation Table

Our executive officers are compensated by our Administrative Service Company. The table below only shows compensation received by our Chief Executive Officer and Chief Financial Officer in 2011, 2012 and 2013. No other officers received compensation in excess of $100,000 in any year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total ($)
Jon S. Wheeler	2013	225,000	—	—	—	—	—	225,000
Principal Executive Officer	2012	225,000	—	—	—	—	—	225,000
	2011	98,147	—	—	—	—	—	98,147
Steven M. Belote	2013	144,000	—	—	—	—	—	144,000
Chief Financial Officer	2012	144,000	—	—	—	—	—	144,000
	2011	46,154	—	—	—	—	—	46,154

Director Compensation

Directors who are officers of our company do not receive any compensation for their services. Directors are entitled to receive $15,000 per year for serving as directors and may receive option grants from our company. We reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. The following table summarizes directors’ compensation for 2013:

Name	Fees Earned or Paid in Cash

Christopher J. Ettel	16,875	(1)
David Kelly	16,875	(1)
William W. King	16,875	(1)
Sanjay Madhu	16,875	(1)
John McAuliffe (2)	5,625	(1)
Carl B. McGowan, Jr. (3)	11,250
Ann L. McKinney	16,875	(1)
Jeffrey M. Zwerdling	16,875	(1)

(1)	Amounts include pro rata fees earned from the November 2012 formation through December 2013 that were paid during 2013.
(2)	Served as director until April 2013.
(3)	Began serving as a director during April 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of this filing or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As of March 19, 2014, we had 43 stockholders of record. This number excludes our common shares owned by shareholders holding under nominee security position listings.

Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Suite 200, Virginia Beach, Virginia 23452.

	Number of Shares and Common Units Beneficially Owned		Percentage of All Shares(1)	Percentage of All Shares and Common Units(2)
Jon S. Wheeler	1,066,608	(3)	14.18%	11.60%
Steven M. Belote	5,500		*	*
Robin Hanisch	3,285	(4)	*	*
Carl B. McGowan, Jr.	2,000		*	*
Ann L. McKinney	9,149	(5)	*	*
Christopher J. Ettel	200		*	*
David Kelly	3,200		*	*
William W. King	400		*	*
Sanjay Madhu	5,500		*	*
All directors, director nominees and executive officers as a group (9 persons)	1,095,842	(6)	14.57%	11.92%

*	Less than 1.0%
(1)	Based upon 7,121,000 shares of common stock outstanding on December 31, 2013. In addition, amounts for individuals assume that all common units held by the person are exchanged for shares of our common stock, and amounts for all directors, director nominees and executive officers as a group assume all common units held by them are exchanged for shares of our common stock in each case, regardless of when such common units are currently exchangeable. The total number of shares of our common stock outstanding used in calculating this percentage assumes that none of the common units held by other persons are exchanged for shares of our common stock.
(2)	Based upon 7,121,000 shares of our common stock and 2,072,352 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on December 31, 2013, subject to certain lock-up agreements.
(3)	Includes 678,419 shares of common stock and 388,189 common units, of which 660,000 and 335,680 common shares and common units, respectively, have been pledged as security.
(4)	Includes 100 shares of common stock and 3,185 common units.
(5)	Includes 1,286 shares of common stock and 7,863 common units.
(6)	Includes 937,605 shares of common stock and 399,237 common units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Share Incentive Plan

We adopted our 2012 Share Incentive Plan. Such plan authorized the issuance of up to 500,000 shares of our common stock. As of March 21, 2014, we have not issued any securities under the plan.

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

The following summarizes related party activity of the combined Ownership Entities for the year ended December 31, 2013 and 2012.

	December 31,
	2013	2012
Amounts paid to Wheeler Interests and its affiliates	$1,412,126	$890,165

Amounts due to (from) Wheeler Interests and its affiliates	$(174,683)	$190,169

Rent and reimbursement income received from Wheeler Interests	$288,969	$406,300

Rent and other tenant receivables due from Wheeler Interests	$373,119	$250,063

Item 14.	Principal Accounting Fees and Services

Cherry Bekaert LLP (“CB”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2012 and 2013. Audit services provided by CB for fiscal 2012 and 2013 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Fees Billed	2013	2012
Audit Fees *	$257,968	$120,000
Audit Related Fees **	119,254	145,800
Tax Fees ***	43,500	1,100

Total	$420,722	$266,900

*	Audit fees included annual audits and quarterly review
**	Audit Related fees for services related to the REIT’s IPO and associated filings
***	Tax relates primarily to tax advisory services related to REIT status

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

Date: March 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Virginia Beach, Virginia

We have audited the accompanying consolidated and combined balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012 and the related consolidated and combined statements of operations, equity and cash flows for each of the years in the two-year period ended December 31, 2013. In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedules as listed in the accompanying index. The Company’s management is responsible for these consolidated and combined financial statements and the financial statement schedules. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP

Virginia Beach, Virginia

March 21, 2014

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Balance Sheets

	December 31,
	2013	2012
ASSETS:
Investment properties, net	$101,772,335	$43,345,665
Cash and cash equivalents	1,155,083	2,053,192
Rents and other tenant receivables, net	1,594,864	761,114
Deferred costs and other assets, net	20,847,984	6,527,906

Total Assets	$125,370,266	$52,687,877

LIABILITIES:
Loans payable	$94,562,503	$31,843,503
Below market lease intangible, net	2,674,566	3,673,019
Accounts payable, accrued expenses and other liabilities	2,526,388	938,896

Total Liabilities	99,763,457	36,455,418

Commitments and contingencies (Note 7)	—	—

EQUITY:
Series A preferred stock (no par value, 500,000 shares authorized, 1,809 and no shares issued and outstanding, respectively)	1,458,050	—
Common stock ($0.01 par value, 75,000,000 and 15,000,000 shares authorized, 7,121,000 and 3,301,502 shares issued and outstanding, respectively	71,210	33,015
Additional paid-in capital	28,169,693	14,097,453
Accumulated deficit	(11,298,253)	(5,443,099)

Total Shareholders’ Equity	18,400,700	8,687,369

Noncontrolling interests	7,206,109	7,545,090

Total Equity	25,606,809	16,232,459

Total Liabilities and Equity	$125,370,266	$52,687,877

See accompanying notes to consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

	Years Ended December 31,
	2013	2012
REVENUE:
Rental revenues	$7,158,549	$1,963,681
Other revenues	1,548,943	470,298

Total Revenue	8,707,492	2,433,979

OPERATING EXPENSES:
Property operations	1,713,957	519,220
Depreciation and amortization	3,466,957	822,152
Provision for credit losses	106,828	25,000
Corporate general & administrative	5,297,166	1,307,151

Total Operating Expenses	10,584,908	2,673,523

Operating Loss	(1,877,416)	(239,544)

Interest expense	(2,497,810)	(966,113)

Net Loss	(4,375,226)	(1,205,657)

Less: Net loss attributable to noncontrolling interests	(714,972)	(43,880)

Net Loss Attributable to Wheeler REIT	(3,660,254)	(1,161,777)

Preferred stock dividends	(141,418)	—

Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,801,672)	$(1,161,777)

Loss per share:
Basic and Diluted	$(0.82)	$(0.35)

Weighted-average number of shares:
Basic and Diluted	4,620,600	3,301,502

See accompanying notes to consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Statements of Equity

	Preferred Stock		Common Stock		Additional Paid-in	Capital	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Capital	Contributions	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2011	126,250	$505,000	—	—	—	$2,755,675	$(2,591,350)	$669,325	—	—	$669,325
Net proceeds from issuance of preferred stock	123,500	494,000	—	—	—	—	—	494,000	—	—	494,000
Issuance of common stock, net of expenses of $2.7 million	—	—	3,016,045	30,160	13,101,308	—	—	13,131,468	—	—	13,131,468
Issuance of common units in conjunction with REIT formation transactions	—	—	—	—	—	(2,755,675)	(1,311,068)	(4,066,743)	1,730,129	6,838,549	2,771,806
Issuance of common units in conjunction with acquisitions	—	—	—	—	—	—	—	—	127,939	750,421	750,421
Conversion of preferred stock to common stock	(249,750)	(999,000)	285,457	2,855	996,145	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(378,904)	(378,904)	—	—	(378,904)
Net loss							(1,161,777)	(1,161,777)	—	(43,880)	(1,205,657)

Balance, December 31, 2012	—	—	3,301,502	33,015	14,097,453	—	(5,443,099)	8,687,369	1,858,068	7,545,090	$16,232,459

Issuance of common stock, net of expenses	—	—	3,162,500	31,625	11,830,573	—	—	11,862,198	—	—	11,862,198
Reclass of preferred stock to equity, net of expenses of $556,064	4,500	3,943,936	—	—	—	—	—	3,943,936	—	—	3,943,936
Conversion of preferred stock to common stock	(2,691)	(2,485,886)	656,998	6,570	2,472,148	—	—	(7,168)	—	—	(7,168)
Noncontrolling interest investments	—	—	—	—	—	—	—	—	214,284	945,271	945,271
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	(230,481)	—	—	(230,481)	—	230,481	—
Dividends and distributions	—	—	—	—	—	—	(2,194,900)	(2,194,900)	—	(799,761)	(2,994,661)
Net loss	—	—	—	—	—	—	(3,660,254)	(3,660,254)	—	(714,972)	(4,375,226)

Balance, December 31, 2013	1,809	$1,458,050	7,121,000	$71,210	$28,169,693	0	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809

See accompanying notes to consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,375,226)	$(1,205,657)
Adjustments to reconcile consolidated and combined net loss to net cash from operating activities
Depreciation and amortization	3,466,957	822,152
Other noncash adjustments	(473,142)	11,561
Provision for credit losses	106,828	25,000
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(799,717)	(246,445)
Unbilled rent	33,822	32,922
Deferred costs and other assets	(3,188,002)	88,211
Accounts payable, accrued expenses and other liabilities	2,776,910	182,372

Net cash from operating activities	(2,451,570)	(289,884)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(21,875,065)	(8,754,718)
Capital expenditures	(707,089)	(47,337)

Net cash from investing activities	(22,582,154)	(8,802,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(2,886,574)	(126,084)
Proceeds from sales of preferred stock	3,943,936	494,000
Conversion of preferred stock	(7,168)	—
Proceeds from sales of common stock	11,862,198	13,370,984
(Payments to) proceeds from related parties	(364,852)	128,855
Loan proceeds	22,891,045	—
Loan principal payments	(11,302,970)	(2,826,631)

Net cash from financing activities	24,135,615	11,041,124

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(898,109)	1,949,185
CASH AND CASH EQUIVALENTS, beginning of period	2,053,192	104,007

CASH AND CASH EQUIVALENTS, end of period	$1,155,083	$2,053,192

Supplemental Disclosures:

Other Cash Transactions:
Cash paid for interest	$2,459,743	$941,185

Non-cash Transactions:
Debt incurred for acquisitions	$51,216,465	$22,541,179

Noncontrolling interests resulting from the issuance of common units	$945,271	$7,588,970

See accompanying notes to consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT” or “Company”) is a Maryland corporation formed on June 23, 2011 to acquire the entities owning various controlling and noncontrolling interests in real estate assets owned and/or managed by Jon S. Wheeler and/or his affiliates, including certain entities controlled by Plume Street Financial, LLC (“PSF Entities”). In conjunction with acquiring these entities, the Trust filed a Registration Statement with the Securities and Exchange Commission (“SEC”) on Form S-11 in order to complete an initial public offering. On October 23, 2012, the Trust’s Registration Statement became effective and the common stock was priced at $5.25. On November 16, 2012, the Trust closed the formation and offering transactions by acquiring the ownership interests of the entities described below and by selling 3,016,045 shares of common stock at $5.25 per share, generating approximately $15.83 million in gross proceeds. The Company used approximately $2.70 million to cover offering expenses, approximately $4.18 million to cash-out prior investors in the properties, approximately $1.78 million to directly purchase The Shoppes at Eagle Harbor and approximately $322,000 to repay the outstanding indebtedness on the Amscot Building.

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

Northpointe Investors, LLC – Northpointe Crossing/Amscot Building (Tampa, FL)

Riversedge Office Associates, LLC – Riversedge North (Virginia Beach, VA)

Walnut Hill Plaza Associates, LLC – Walnut Hill Plaza (Petersburg, VA)

Noncontrolled Entities (PSF Entities):

Lumber River Associates, LLC – Lumber River Village (Lumberton, NC)

Perimeter Associates, LLC – Perimeter Square (Tulsa, OK)

Tuckernuck Associates, LLC – Shoppes at TJ Maxx (Richmond, VA)

The contribution of or acquisition by merger of interests in the Controlled Entities was accounted for as a transaction between entities under common control and, therefore, the acquisition of interests in each of the Controlled Entities was recorded at historical cost. Management determined that Walnut Hill Plaza Associates, LLC was the acquirer for accounting purposes as it represented the largest of the five entities in both asset size and total revenues and the exchange of equity interests related to this entity resulted in the largest number of common units being received by Mr. Wheeler and its other investors. Since Mr. Wheeler did not own a controlling interest in the PSF Entities, the acquisition of the Noncontrolled Entities listed above were accounted for as an acquisition under the purchase accounting method and recognized at the fair value of acquired assets and assumed liabilities on the date of such contribution or acquisition. The fair value of these assets and liabilities was allocated in accordance with ASC section 805-10, Business Combinations. The methodology of allocating the cost of acquisitions to assets acquired and liabilities assumed was based on fair values, replacement cost and appraised values. Management determined the fair value of acquired tangible assets (consisting of land, building and improvements), identified intangible lease assets and liabilities (consisting of acquired above-market leases, acquired in-place lease value, and acquired below-market leases) and assumed debt. The value of the consideration paid to each of the PSF Entities’ prior investors was based upon the terms of the applicable contribution agreement among the Operating Partnership and the PSF Entities’ investor or investors and was determined based on a relative equity valuation analysis of the PSF Entities. In exchange for contributing their interests in the PSF Entities, the PSF Entities’ investors received an aggregate of $2.98 million and 916,923 common units.

The following summarizes the consideration paid and the preliminary fair values of assets acquired and liabilities assumed in conjunction with the Trust acquiring the PSF Entities, along with a description of the methods used to determine fair value. In determining fair values, management considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and our knowledge of the current acquisition market for similar properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

1. Organization and Basis of Presentation and Consolidation (continued)

Estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$20,769,328
Tenant and other receivables and other assets (b)	1,209,811
Other lease intangibles (c)	3,250,840
Mortgage debt (d)	(14,004,098)
Accounts payable, accrued expenses and other liabilities (e)	(211,997)
Above/(below) market leases (f)	(3,220,166)

Fair value of net assets acquired	$7,793,718

Less estimated purchase consideration:
Estimated consideration paid with common units	$4,813,848
Estimated consideration paid with cash	2,979,870

Total estimated consideration (g)	$7,793,718

a.	Represents the fair value of the net investment properties acquired which includes land, buildings, site improvements, tenant improvements and in place leases. The fair value was determined using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values;

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates; and

iv.	the income approach valuation methodology for in place leases which considered estimated market rental rates, expenses reimbursements and time required to replace leases.

b.	Represents the fair value of tenant and other receivables and other current assets. It was determined that carrying value approximated fair value for all amounts in these categories.

c.	Represents the fair value of other lease intangibles which includes leasing commissions and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses.

d.	Represents the fair value of mortgages payable which was calculated by performing a discounted cash flow analysis on debt service using current prevailing market interest on comparable debt.

e.	Represents the fair value of accounts payable, accrued expenses and other liabilities. It was determined that carrying value approximated fair value for all amounts in these categories.

f.	Represents the fair value of above/(below) market leases. The income approach was used to determine the fair value of above/(below) market leases using market rental rates for similar properties.

g.	Represents the components of purchase consideration to be paid.

Wheeler Real Estate Investment Trust, L.P., our “Operating Partnership”, was formed as a Virginia limited partnership on April 5, 2012. All operations are primarily carried out through our Operating Partnership. The Trust, as the sole general partner of our Operating Partnership, controls our Operating Partnership. Accordingly, the accompanying consolidated and combined financial statements include the assets, liabilities and results of operations of the Trust and our Operating Partnership. The Trust contributed substantially all of the net proceeds from the offering to the Operating Partnership in exchange for Operating Partnership units therein. The Trust’s interest in the Operating Partnership will generally entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Trust’s percentage ownership. As the sole general partner of the Operating Partnership, the Trust will generally have the exclusive power under the partnership agreement to manage and conduct the Operating Partnership’s business and affairs, subject to certain limited approval and voting rights of the limited partners.

                The Company includes the Trust, the Operating Partnership, the original eight entities included in the REIT formation and the fifteen entities acquired since November 2012 (See Note 3 “Investment Properties”). The Company prepared the accompanying consolidated and combined financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. Accordingly, the Company relied on GAAP applicable to transactions between entities under common control and business combinations when preparing consolidated and combined financial statements. In accordance with these principles, the Company combined the historical accounting records for the original Controlled Entities and has included their historical financial position, results of operations and cash flows through the closing date of the formation transactions. The Company recorded the financial position of the original Noncontrolled Entities and the fifteen entities acquired subsequent to the formation transactions at fair value on the acquisition date. Accordingly, the consolidated and combined financial statements only include the results of operations and cash flows of these entities since they were acquired. From the closing of the formation and offering transactions and the applicable acquisition dates, the Company has consolidated the financial position, results of operations and cash flows of the aforementioned entities. All material balances and transactions between the consolidated and combined entities of the Company have been eliminated.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

1. Organization and Basis of Presentation and Consolidation (continued)

The following unaudited pro forma condensed consolidated and combined financial information is presented to illustrate the estimated impact on the results of operations of the Company assuming the formation transactions discussed above occurred on January 1, 2012.

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

The Company’s portfolio had total net rentable space of approximately 1,295,000 square feet and an occupancy level of approximately 94% at December 31, 2013. The Company’s portfolio is comprised of sixteen retail shopping centers, six free-standing retail properties and one office building. Six of these properties are located in Virginia, two are located in Florida, one is located in North Carolina, six are located in South Carolina, one is located in Georgia, one is in Tennessee, one is in New Jersey, and five are located in Oklahoma.

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

                The Company allocates the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the Company may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to out-of the market leases and in-place leases the Company determines to exist. The Company determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in the analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements. The Company amortizes amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The Company also estimates the value of other acquired intangible assets, if any, and amortizes them over the remaining life of the underlying related intangibles.

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the years ended December 31, 2013 and 2012.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2013 and 2012.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Company (“FDIC”), regardless of the balance of the account, at all FDIC-insured institutions. However, this provision expired on December 31, 2012 and beginning January 1, 2013 noninterest-bearing deposits now receive the same $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2013 and 2012, the Company’s allowance for uncollectible accounts totaled $182,078 and $75,250, respectively. During the years ended December 31, 2013 and 2012, the Company recorded bad debt expenses in the amount of $106,828 and $25,000, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2013 and 2012, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consists primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, capitalized legal and marketing costs and tenant relationship intangibles associated with acquisitions, and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	December 31,
	2013	2012
Lease origination costs, net	$3,720,812	$1,941,457
Leases in place, net	8,754,154	2,916,084
Financing costs, net	3,110,904	779,969
Property escrows	2,151,755	253,969
Legal and marketing costs, net	203,819	260,146
Tenant relationships	2,372,600	—
Other	533,940	376,281

Total Deferred Costs and Other Assets, net	$20,847,984	$6,527,906

Amortization of lease origination costs, in place leases, legal and marketing costs and tenant relationships represent a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums and accretion of discounts as part of interest expense. The Company accounts for in place lease assets as a component of the investment properties’ cost basis (See Note 3 “Investment Properties”). Future amortization of lease origination costs, leases in place, financing costs, legal and marketing costs and tenant relationships is as follows:

For the Years Ending December 31,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2014	$476,589	$2,317,788	$746,912	$49,890	$978,098
2015	438,146	1,846,242	725,155	35,381	710,773
2016	399,520	1,311,656	432,337	29,660	406,888
2017	353,904	931,557	313,130	22,261	222,010
2018	271,049	442,912	277,691	16,483	40,523
Thereafter	1,781,604	1,903,999	615,679	50,144	14,308

	$3,720,812	$8,754,154	$3,110,904	$203,819	$2,372,600

Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2013 and 2012, the Company recognized percentage rents of $15,472 and $9,360, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2013 and 2012.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. The Company did not recognize any lease termination fees during the years ended December 31, 2013 and 2012.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements. The Company made no provision for federal income taxes for the REIT in the accompanying consolidated financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2013 and 2012.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $49,110 and $35,765 for the years ended December 31, 2013 and 2012, respectively.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards update, or ASU, 2012-02 “Impairment Goodwill and Other (Topic 350).” This amendment would give the Company the option to first assess qualitative factors to determine whether the existence of an event or circumstance indicates that it is more likely than not that intangible assets are impaired before having to determine the fair value using the current quantitative approach. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted this ASU during the year ended December 31, 2012. We evaluate intangibles for impairment annually unless factors arise that would create the need to perform an evaluation during interim periods. For the years ended December 31, 2013 and 2012, there were no factors that indicated any impairment.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

3. Investment Properties

Investment properties consist of the following:

	December 31,
	2013	2012
Land	$26,828,228	$9,681,750
Buildings and improvements	80,003,805	36,955,471

Investment properties at cost	106,832,033	46,637,221
Less accumulated depreciation and amortization	(5,059,698)	(3,291,556)

Investment properties, net	$101,772,335	$43,345,665

The Company’s depreciation expense on investment properties was $1,768,142 and $673,232 for the years ended December 31, 2013 and 2012, respectively.

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

2012 Acquisitions

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

On December 18, 2012, we purchased a 47,680 square foot grocery-anchored shopping center located in Batesburg-Leesville, South Carolina for a purchase price of approximately $4.50 million. Referred to as Twin City Commons, the property is 100% occupied and is anchored by a Bi-Lo grocery store. Bi-Lo occupies 88% of the total rentable square feet of the center through a 10-year lease expiring in December 2021 with six five-year options available.

On December 21, 2012, we purchased a 42,680 square foot grocery-anchored shopping center located in Hawkinsville, Georgia for a purchase price of approximately $2.30 million. Referred to as Surrey Plaza, the property is 100% occupied and is anchored by a Harvey’s Supermarket and a Rite-Aid pharmacy. Harvey’s and Rite-Aid occupy approximately 86% of the total rentable square feet of the center through 10-year leases expiring in January 2018. Harvey’s lease includes three five-year options while Rite-Aid’s lease includes one five-year option.

The following summarizes the consideration paid and the fair values of assets acquired and liabilities assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. In determining fair values, we considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and our knowledge of the current acquisition market for similar properties.

2012 Acquisitions
Fair value of assets acquired and liabilities assumed:
Investment property (a)	$10,063,832
Lease intangibles and other assets (b)	1,780,277
Accounts payable, accrued expenses and other liabilities (c)	(60,352)
Below market leases (d)	(494,109)

Fair value of net assets acquired	$11,289,648

Purchase consideration:
Consideration paid with cash and debt	$10,795,530
Consideration paid with common units	494,118

Total consideration (e)	$11,289,648

a.	Represents the fair value of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values; and

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the fair value of accounts payable, accrued expenses and other liabilities. It was determined that carrying value approximated fair value for all amounts in these categories.

d.	Represents the fair value of below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

e.	Represents the components of purchase consideration paid.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

3. Investment Properties (continued)

2013 Acquisitions

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

On August 26, 2013, the Company completed its acquisition of Tampa Festival Shopping Center, a 137,987 square foot grocery-anchored shopping center located in Tampa, Florida (“Tampa Festival”) for a purchase price of approximately $11.85 million. The property is 100% occupied and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in June 2018 with four five-year options available.

On August 29, 2013, the Company completed its acquisition of Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee (“Forrest Gallery”) for a purchase price of approximately $11.50 million. The property is 91% occupied and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining.

On September 25, 2013, the Company completed its acquisition of Reasor’s Jenks Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma (“Jenks Reasors”) for a purchase price of approximately $11.4 million. The property is 100% occupied by a Reasor’s Foods grocery store under a 20 year, triple-net operating lease expiring in 2033.

On October 21, 2013, the Company completed the acquisition of the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year, 5 month lease expiring in 2023 with three renewal options available. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10 year lease expiring in 2022 with three renewal options available. The property is subject to a 10 year ground lease with Fairfield Shopping Center, a related party, expiring in 2022. The Company acquired the property from a related party by issuing 169,613 common units in the Operating Partnership to the limited partners and the assumption of outstanding debt.

On December 17, 2013, the Company completed its acquisition of Jenks Plaza, a 7,800 square foot shopping center located in Jenks, Oklahoma (“Jenks Plaza”) for a purchase price of approximately $1.75 million. The property is 100% occupied by 5 primarily retail and restaurant tenants, under leases expiring through October 2017.

On December 19, 2013, the Company completed its acquisition of Winslow Plaza, a 40,695 square foot shopping center located in Sicklerville, New Jersey (“Winslow Plaza”) for a purchase price of approximately $6.61 million. The property is 91.2% occupied by 15 primarily retail and restaurant tenants, and is anchored by King’s Liquors, which is leased through August 2017.

On December 23, 2013, the Company completed its acquisition of Clover Plaza, St. George Square, South Square, Waterway Plaza and Westland Square (collectively the “Food Lions”) for an aggregate purchase price of approximately $15.85 million. Collectively, the Food Lions total 261,689 square feet in leaseable space, and are 89.5% occupied by 34 primarily retail and restaurant tenants, and each center is anchored by a Food Lion grocery store.

The Company incurred approximately $2,855,946 in acquisition costs for these acquisitions. These costs are included on the consolidated and combined statement of operations under the caption “Corporate general & administrative.”

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

	2013
	Acquisitions	Food Lions	Total
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$48,576,763	$10,910,964	$59,487,727
Lease intangibles and other assets (b)	6,720,126	4,392,812	11,112,938
Above market leases (c)	674,184	704,710	1,378,894
Below market leases (c)	(876,736)	(161,950)	(1,038,686)

Preliminary fair value of net assets acquired	$55,094,337	$15,846,536	$70,940,873

Purchase consideration:
Consideration paid with cash and debt	$54,149,066	$15,846,536	$69,995,602
Consideration paid with common units	945,271	—	945,271

Total consideration (d)	$55,094,337	$15,846,536	$70,940,873

a.	Represents the preliminary estimated fair value of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The fair value was estimated using following approaches:

i.	the market approach valuation methodology for land by considering similar transactions in the markets;

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

3. Investment Properties (continued)

ii.	a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values; and

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b.	Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases, legal and marketing fees and tenant relationships associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the preliminary estimated fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

d.	Represents the components of purchase consideration paid.

Unaudited pro forma consolidated and combined financial information is presented below for all 2012 and 2013 acquisitions, including the PSF Entities and excluding Bixby Commons, Starbucks/Verizon and Jenks Reasors. The unaudited pro forma information presented below illustrates the Company’s pro forma financial results assuming the acquisitions had been consummated as of the beginning of the earliest period presented. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Bixby Commons, Starbucks/Verizon and Jenks Reasors as the Company’s management has determined that their inclusion would not be meaningful due to limited or no unrelated third party operating history.

	Years Ended December 31,
	2013	2012
Rental revenue	$11,090,428	$10,432,841
Net loss	$(7,045,145)	$(3,190,041)
Basic and diluted loss per share	$(1.52)	$(0.97)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

4. Loans Payable

The Company’s loans payable consist of the following:

	Monthly	Interest		December 31,
Property/Description	Payment	Rate	Maturity	2013	2012
Shoppes at Eagle Harbor	$24,692	4.34%	March 2018	$3,905,321	$—
Lumber River Plaza	$18,414	5.65%	May 2015	2,973,987	3,050,117
Monarch Bank Building	$9,473	4.15%	December 2017	1,483,230	1,533,346
Perimeter Square	$28,089	6.38%	June 2016	4,417,812	4,537,456
Riversedge North	$13,556	6.00%	January 2019	2,061,790	2,098,138
Walnut Hill Plaza	$25,269	6.75%	April 2014	3,464,465	3,528,232
Harps at Harbor Point	$18,122	3.99%	December 2015	3,335,628	3,416,550
Twin City Commons	$17,827	4.86%	January 2023	3,330,108	3,375,000
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,409,077	—
Bixby Commons	Interest only	2.77%	June 2018	6,700,000	—
Bank Line of Credit	Interest only	4.50%	May 2014	2,000,000	—
Forrest Gallery	$50,973	5.40%	September 2023	9,075,000	—
Jenks Reasors	Interest only	4.25%	September 2016	8,550,000	—
Tampa Festival	$50,797	5.56%	September 2023	8,859,888	—
Starbucks/Verizon	$7,405	6.50%	April 2023	621,197	—
Winslow Plaza	Interest only	5.22%	December 2015	5,000,000	—
Senior convertible notes	Interest only	9.00%	December 2018	6,000,000	—
Senior non-convertible notes	Interest only	9.00%	December 2015	4,000,000	—
South Carolina Food Lions Note	Interest only	5.25%	January 2024	12,375,000	—
Shoppes at Eagle Harbor	$30,863	6.20%	February 2013	—	3,904,664
Shoppes at TJ Maxx	Interest only	6.00%	April 2013	—	6,400,000

Total Loans Payable				$94,562,503	$31,843,503

On March 11, 2013, the Company entered into a promissory note for $4.0 million to refinance the Shoppes at Eagle Harbor loan that matured in February 2013. The new loan matures on March 11, 2018 and requires monthly principal and interest payments based on a 20-year amortization and a 4.34% fixed interest rate.

The Riversedge North loan matured on April 16, 2013. On January 16, 2014, the loan was renewed until January 16, 2019. The loan requires monthly principal and interest payments based on a 15 year amortization with a fixed interest rate of 6.00%.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25-year amortization and a 3.88% fixed interest rate.

On June 3, 2013, the Company entered into a Promissory Note (the “Note”) with Monarch Bank for a $2,000,000 line of credit. The Note matures on May 12, 2014, provides for an interest rate of 4.5% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property.

On December 16, 2013, the Company completed a $10.0 million private placement transaction with eight accredited investors (the “Buyers”). Pursuant to the securities purchase agreement, dated as of December 16, 2013 (the “December 2013 Securities Purchase Agreement”), the Company sold convertible and nonconvertible 9% senior notes and warrants to purchase shares of its common stock totaling $10.0 million dollars. The Company completed the financings in two concurrent tranches. The first tranche consisted of $6.0 million in convertible senior notes due December 15, 2018. During the first two years, the convertible notes will only be available for conversion upon the completion of a secondary offering of common stock in excess of $20 million at a conversion rate of the lesser of 95% of the secondary offering’s per share price or $5.50. After two years, holders of the convertible notes can convert at their discretion at a conversion rate of the lesser of 90% of the market price of the Company’s stock or $5.50. The maximum number of shares of stock issuable upon conversion of the convertible notes is 1,417,079 shares.

The second tranche consisted of $4.0 million in nonconvertible senior notes due December 15, 2015. In addition to the non-convertible notes, the Company issued 421,053 warrants with an exercise price of $4.75. The warrants are not exercisable unless the Wheeler obtains shareholder approval for the transaction.

In connection with the private placement transaction, the Company and the Buyers entered into a Registration Rights Agreement, dated as of December 16, 2013 (the “December 2013 Registration Rights Agreement”). Pursuant to the December 2013 Registration Rights Agreement, the Company agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the shares of common stock underlying the convertible notes and the warrants. Interest on the convertible and nonconvertible senior notes of 9% per annum will be payable monthly.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2013, the Company believes it is in compliance with all applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

4. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2013 are as follows:

For the Years Ending December 31,
2014	$6,423,955
2015	16,072,979
2016	13,823,136
2017	2,586,427
2018	16,553,214
Thereafter	39,102,792

Total principal maturities	$94,562,503

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2013 are as follows:

For the Years Ending December 31,
2014	$11,433,933
2015	10,606,130
2016	9,204,679
2017	7,644,646
2018	4,905,993
Thereafter	33,298,872

$77,094,253

6. Equity

The Company has authority to issue 75,500,000 shares of stock, consisting of 75,000,000 shares of $0.01 par value Common Stock (“Common Stock”) and 500,000 shares of Series A Convertible Preferred Stock (“Preferred Stock”). In contemplation of future stock offerings, the Company increased the number of shares of Common Stock authorized from 15,000,000 to 75,000,000 during June 2013.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 79.89% interest in the Operating Partnership as of December 31, 2013. Limited partners in the Operating Partnership have the right to convert their common units into cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2013 and December 31, 2012, there were 10,304,202 and 5,159,570, respectively, of common units outstanding with the Trust owning 8,231,850 and 3,301,502, respectively, of these common units.

June 2013 private placement

On June 10, 2013, the Company completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”). Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “June 2013 Securities Purchase Agreement”), the Company issued an aggregate of 4,500 shares of Preferred Stock to the Buyers. The Preferred Stock accrues cumulative dividends at a rate of 9% per annum, which will be paid quarterly. In accordance with the June 2013 Securities Purchase Agreement, 2,691 shares of Preferred Stock converted automatically into 656,998 shares of the Company’s Common Stock upon the August 26, 2013 completion of the Company’s secondary offering (“Offering”) at a price equal to $4.085 per share, or 95% of the $4.30 per share price at which the Common Stock was sold in the Offering (the “Primary Conversion”).

        The Company has the right to redeem the remaining 1,809 shares of Preferred Stock, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Preferred Stock plus any accrued but unpaid dividends. Since the Preferred Stock features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events, the initial Preferred Stock amount of $4,157,000 was previously presented as a liability in the Company’s condensed consolidated and combined balance sheet. Upon completion of the Primary Conversion, the remaining Preferred Stock was reclassified to the shareholders’ equity section of the Company’s condensed consolidated and combined balance sheet, since the Preferred Stock no longer possesses the redemption features previously considered outside the Company’s control.

In connection with the investment, the Company and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “June 2013 Registration Rights Agreement”). Pursuant to the June 2013 Registration Rights Agreement, the Company agreed to file and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

6. Equity (continued)

maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Preferred Shares acquired by the Buyers. The 656,998 shares were registered on September 23, 2013.

August 2013 secondary offering

On August 26, 2013, the Company completed the Offering in which 3,162,500 shares of the Company’s common stock were issued, including 412,500 in over-allotment shares issued on September 13, 2013. Net proceeds from the Offering totaled $12,720,275, excluding the impact of certain legal, accounting and other professional fees. The Company used a portion of these proceeds to fund the acquisitions discussed in Note 3 and for general corporate purposes.

December 2013 private placement

In association with the December 2013 Securities Purchase Agreement, the Company issued 421,053 warrants with an exercise price of $4.75. The warrants are not exercisable unless the Company obtains shareholder approval for the transaction. The Company has determined that the warrants qualify for equity treatment under applicable GAAP.

Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income from continuing operations excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests by the weighted-average number of common shares including any dilutive shares, which would include warrants.

The Operating Partnership’s 1,858,068 common units outstanding at December 31, 2012 related to noncontrolling interests became eligible to be converted into shares of Common Stock on a one-to-one basis during the quarter ended December 31, 2013. These common units have been excluded from the Company’s diluted earnings per share calculation because they would be antidilutive.

Dividends

For the year ended December 31, 2013, dividends of $2,853,243 were made to holders of common shares and common units. On December 13, 2013, the Company declared a $0.035 per share dividend to common share and common unit holders of record as of December 31, 2013 to be paid on January 31, 2014. Accordingly, the Company has accrued $320,204 as of December 31, 2013 for this dividend.

For the year ended December 31, 2013, dividends of $141,418, were made to holders of preferred shares. Dividends on preferred shares are paid quarterly. During the three months ended December 31, 2013, the Company declared a quarterly dividend to preferred shareholders of $40,703 to shareholders of record as of December 31, 2013 to be paid on January 15, 2014. Accordingly, the Company has accrued $40,703 as of December 31, 2013 for this dividend.

7. Commitments and Contingencies

Lease Commitments

As of December 31, 2013, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $7,156 and $9,100 during the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, the Starbucks/Verizon property is subject to a ground lease which terminates in 2022. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $23,226 during the year ended December 31, 2013.

Future minimum lease payments due under the ground lease, including applicable automatic extension options, are as follows (unaudited):

For the Years Ending December 31,
2014	$77,000
2015	81,613
2016	83,150
2017	83,150
2018	83,150
Thereafter	575,000

$983,063

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 5%, 22%, 48% and 25%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2013. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in the financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of the Operating Partnership that owns the Trust’s Harps and Harbor Point property, (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by affiliates of the Trust. Crossland subsequently filed a counterclaim adding the Trust, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to the Trust acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien related to construction and development costs incurred prior to the Trust acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to the Trust. However, since there was no evidence as of September 30, 2013 that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the financial statements. On January 31, 2014, Crossland removed the lien as the affiliates of the Trust fulfilled their obligation to pay the Lien. Accordingly, the accrual has been reversed since the Lien was satisfied without liability to the Trust and the financial statements had not been issued when the Lien was released.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Consolidated and Combined Financial Statements (Continued)

8. Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and President, when combined with his affiliates represents the Company’s largest stockholder. Wheeler Interests, LLC and its affiliates (Wheeler Interests), controlled by Mr. Wheeler, provide administrative services to the Company, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the Company’s administrative services agreement, Wheeler Interests’ responsibilities include administering the Company’s day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of the investments, and handling the disposition of the real estate investments. The Company also benefits from Wheeler Interests’ affiliates that specialize in retail real estate investment and management, including (i) Wheeler Development, LLC, a full service real estate development firm, (ii) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (iii) Wheeler Real Estate, LLC, a real estate management and administration firm, (iv) Site Applications, LLC, a full service facility company, equipped to handle all levels of building maintenance, and (v) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

Wheeler Interests leases the Company’s Riversedge property under a 10-year operating lease expiring in November 2017, with four five year renewal options available. The lease currently requires monthly base rent payments of $24,000 and provides for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimburses the Company for a portion of the property’s operating expenses and real estate taxes.

The following summarizes related party activity as of and for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Amounts paid to Wheeler Interests and its affiliates	$1,412,126	$890,165

Amounts due to (from) Wheeler Interests and its affiliates	$(174,683)	$190,169

Rent and reimbursement income received from Wheeler Interests	$288,969	$406,300

Rent and other tenant receivables due from Wheeler Interests	$373,119	$250,063

9. Subsequent Events

Acquisition of Wheeler Development, LLC

On January 6, 2014, the Company’s Board of Directors approved the acquisition of Wheeler Development, LLC (“Wheeler Development”) from Mr. Wheeler for nominal consideration. Wheeler Development will be treated as a taxable REIT subsidiary and was fully integrated into the REIT on January 15, 2014.

January 2014 private placement

Pursuant to a First Amendment to the December 2013 Securities Purchase Agreement, dated as of January 31, 2014 (the “First Amendment”), the Company and the Initial Investors amended the December 2013 Securities Purchase Agreement solely to increase the maximum size of the offering to an aggregate of $12.16 million. In accordance with the terms of December 2013 Securities Purchase Agreement, as amended by the First Amendment, as of January 31, 2014, the Company completed a second closing (the “Second Closing”) consisting of the private placement of $2.160 million of non-convertible notes and warrants to purchase shares of the Company’s common stock with fourteen accredited investors (the “Secondary Investors”). The non-convertible senior notes have an interest rate of 9.0% (which will be paid monthly) and mature on January 31, 2016. The warrants issued permit the Secondary Investors to purchase an aggregate 227,372 shares of the Company’s common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and are not exercisable unless the Company obtains shareholder approval for this transaction and the issuance of the common stock underlying the warrants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

December 31, 2013

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$75,250	$106,828	$—	$182,078
Year ended December 31, 2012	72,200	25,000	(21,950)	75,250

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule III-Real Estate and Accumulated Depreciation

December 31, 2013

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Amscot Building	$—	$461,700	$31,128	$—	$—	$492,828	$492,828
Harps at Harbor Point	1,093,507	2,891,853	—	—	1,093,507	2,891,853	3,985,360
Lumber River Village	800,413	4,486,787	142,398	—	942,811	4,486,787	5,429,598
Monarch Bank	496,591	1,908,659	77,704	—	496,591	1,986,364	2,482,954
Perimeter Square	1,566,431	5,081,193	109,828	—	1,566,431	5,191,021	6,757,452
Riversedge North	909,898	2,207,571	188,514	—	909,898	2,396,085	3,305,984
Surrey Plaza	380,731	1,856,515	—	—	380,731	1,856,515	2,237,246
The Shoppes at TJ Maxx	2,115,119	6,719,386	92,000	—	2,115,119	6,811,386	8,926,505
The Shoppes at Eagle Harbor	785,040	4,219,464	232,211	—	785,040	4,451,675	5,236,715
Twin City Commons	800,272	3,040,956	4,233	—	800,272	3,045,189	3,845,461
Walnut Hill Plaza	733,748	2,413,832	1,315,497	—	733,748	3,729,329	4,463,077
Bixby Commons	2,134,152	6,791,995	—	—	2,134,152	6,791,995	8,926,147
Tampa Festival	4,653,354	6,691,097	147,166	—	4,653,354	6,838,263	11,491,617
Forrest Gallery	3,015,372	7,454,580	170,080	—	3,015,372	7,624,660	10,640,032
Jenks Reasors	1,796,860	8,339,838	—	—	1,796,860	8,339,838	10,136,698
Starbucks/Verizon	—	1,137,971	—	—	—	1,137,971	1,137,971
Jenks Plaza	498,260	917,898	—	—	498,260	917,898	1,416,158
Winslow Plaza	1,324,983	3,684,286	—	—	1,324,983	3,684,286	5,009,269
Clover Plaza	356,338	1,196,704	—	—	356,338	1,196,704	1,553,042
St. George Plaza	705,645	1,264,212	—	—	705,645	1,264,212	1,969,857
South Square	352,587	1,911,330	—	—	352,587	1,911,330	2,263,917
Westland Square	886,829	1,709,665	—	—	886,829	1,709,665	2,596,494
Waterway Plaza	1,279,700	1,247,952	—	—	1,279,700	1,247,952	2,527,652

Totals	$26,685,830	$77,635,444	$2,510,759	$—	$26,828,228	$80,003,805	$106,832,033

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Amscot Building		$148,182	5/15/2004		5-40 years
Harps at Harbor Point	(1)	99,856		12/14/2012	5-40 years
Lumber River Village	(2)	210,788		11/16/2012	5-40 years
Monarch Bank	(3)	902,774		12/28/2007	5-40 years
Perimeter Square	(4)	220,411		11/16/2012	5-40 years
Riversedge North	(5)	745,840	4/17/2008		5-40 years
Surrey Plaza		83,827		12/21/2012	5-40 years
The Shoppes at TJ Maxx	(6)	289,713		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	(7)	625,227	9/9/2008		5-40 years
Twin City Commons	(8)	103,301		12/18/2012	5-40 years
Walnut Hill Plaza	(9)	1,222,339		12/14/2007	5-40 years
Bixby Commons	(10)	136,857		6/11/2013	5-40 years
Tampa Festival	(11)	86,255		8/26/2013	5-40 years
Forrest Gallery	(12)	100,314		8/29/2013	5-40 years
Jenks Reasors	(13)	63,794		9/25/2013	5-40 years
Starbucks/Verizon	(14)	8,090		10/21/2013	5-40 years
Jenks Plaza		872		12/17/2013	5-40 years
Winslow Plaza	(15)	3,540		12/19/2013	5-40 years
Clover Plaza	(16)	1,267		12/23/2013	5-40 years
St. George Plaza	(17)	1,309		12/23/2013	5-40 years
South Square	(18)	2,038		12/23/2013	5-40 years
Westland Square	(19)	1,804		12/23/2013	5-40 years
Waterway Plaza	(20)	1,300		12/23/2013	5-40 years

Totals		$5,059,698

	2013	2012
Balance at beginning of period	$46,637,221	$15,774,838
Additions during the period:
Acquisitions	59,487,722	30,815,046
Improvements	707,090	47,337

Balance at end of period	$106,832,033	$46,637,221

(1)	This property secures a $3.33 million mortgage note.
(2)	This property secures a $2.98 million mortgage note.
(3)	This property secures a $1.48 million mortgage note.
(4)	This property secures a $4.42 million mortgage note.
(5)	This property secures a $2.06 million mortgage note.
(6)	This property secures a $6.41 million mortgage note.
(7)	This property secures a $3.90 million mortgage note.
(8)	This property secures a $3.30 million mortgage note.
(9)	This property secures a $3.46 million mortgage note.
(10)	This property secures a $6.70 million mortgage note.
(11)	This property secures a $8.86 million mortgage note.
(12)	This property secures a $9.07 million mortgage note.
(13)	This property secures a $8.55 million mortgage note.
(14)	This property secures a $621,000 mortgage note.
(15)	This property secures a $5.00 million mortgage note.
(16)	This property secures a $2.10 million mortgage note.
(17)	This property secures a $2.65 million mortgage note.
(18)	This property secures a $2.16 million mortgage note.
(19)	This property secures a $2.76 million mortgage note.
(20)	This property secures a $2.70 million mortgage note.

EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amendment to Charter of Wheeler Real Estate Investment Trust, Inc. (2)

3.3	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

4.2	Form of Series A Preferred Stock Certificate (3)

10.1	Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Employment Agreement with Jon S. Wheeler (1)

10.5	Employment Agreement with Steven M. Belote (1)

10.6	Employment Agreement with Robin A. Hanisch (1)

10.7	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.8	Subordination Agreement (1)

21.1	Subsidiaries of Registrant (3)

23.1	Consent of Cherry Bekaert LLP (3)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Code of Ethics (1)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Filed as an exhibit to Wheeler Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed on June 13, 2013 and hereby incorporated by reference.
(3)	Filed herewith.