Form 10-Q
period 2014-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2014-05-15
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 13, 2014, there were 7,216,238 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS:
Investment properties, net	$101,254,487	$101,772,335
Cash and cash equivalents	2,136,330	1,155,083
Rents and other tenant receivables, net	1,869,008	1,594,864
Deferred costs and other assets, net	19,828,594	20,847,984

Total Assets	$125,088,419	$125,370,266

LIABILITIES:
Loans payable	$96,477,256	$94,562,503
Below market lease intangible, net	2,645,626	2,674,566
Accounts payable, accrued expenses and other liabilities	2,608,844	2,526,388

Total Liabilities	101,731,726	99,763,457

Commitments and contingencies (Note 7)	—	—
EQUITY:
Series A preferred stock (no par value, 5,000,000 and 500,000 shares authorized, 1,809 shares issued and outstanding, respectively)	1,458,050	1,458,050
Common stock ($0.01 par value, 75,000,000 shares authorized, 7,216,238 and 7,121,000 shares issued and outstanding, respectively	72,162	71,210
Additional paid-in capital	28,563,214	28,169,693
Accumulated deficit	(13,255,297)	(11,298,253)

Total Shareholders’ Equity	16,838,129	18,400,700
Noncontrolling interests	6,518,564	7,206,109

Total Equity	23,356,693	25,606,809

Total Liabilities and Equity	$125,088,419	$125,370,266

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUE:
Rental revenues	$2,948,810	$1,393,032
Other revenues	715,342	224,884

Total Revenue	3,664,152	1,617,916

OPERATING EXPENSES:
Property operations	923,182	300,702
Depreciation and amortization	1,785,602	648,132
Provision for credit losses	—	15,000
Corporate general & administrative	832,318	583,792

Total Operating Expenses	3,541,102	1,547,626

Operating Income	123,050	70,290
Interest expense	(1,368,938)	(549,628)

Net Loss	(1,245,888)	(479,338)
Less: Net loss attributable to noncontrolling interests	(87,252)	(45,656)

Net Loss Attributable to Wheeler REIT	(1,158,636)	(433,682)
Preferred stock dividends	(40,703)	—

Net Loss Attributable to Wheeler REIT Common Shareholders	$(1,199,339)	$(433,682)

Loss per share:
Basic and Diluted	$(0.17)	$(0.13)

Weighted-average number of shares:
Basic and Diluted	7,185,550	3,301,502

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2013	1,809	$1,458,050	7,121,000	$71,210	$28,169,693	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809
Conversion of Operating Partnership units to common stock	—	—	95,238	952	432,381	—	433,333	(95,238)	(433,333)	—
Noncontrolling interest investments	—	—	—	—	—	—	—	791	3,425	3,425
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	(38,860)	—	(38,860)	—	38,860	—
Dividends and distributions	—	—	—	—	—	(798,408)	(798,408)	—	(209,245)	(1,007,653)
Net loss	—	—	—	—	—	(1,158,636)	(1,158,636)	—	(87,252)	(1,245,888)

Balance, March 31, 2014 (Unaudited)	1,809	$1,458,050	7,216,238	$72,162	$28,563,214	$(13,255,297)	$16,838,129	1,977,905	$6,518,564	$23,356,693

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,245,888)	$(479,338)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	705,355	320,969
Amortization	1,080,247	458,361
Other noncash adjustments	63,527	(170,535)
Provision for credit losses	—	15,000
Changes in assets and liabilities
Rent and other tenant receivables, net	(392,882)	(102,467)
Unbilled rent	88,849	32,922
Deferred costs and other assets, net	(169,073)	(291,193)
Accounts payable, accrued expenses and other liabilities	(67,241)	141,643

Net cash from operating activities	62,894	(74,638)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,612)	(110,797)

Net cash from investing activities	(41,612)	(110,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(1,006,062)	(613,989)
Net proceeds from (payments to) related parties	29,889	(199,512)
Loan proceeds	2,160,000	4,000,000
Loan principal payments	(223,862)	(4,000,776)

Net cash from financing activities	959,965	(814,277)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	981,247	(999,712)
CASH AND CASH EQUIVALENTS, beginning of period	1,155,083	2,053,192

CASH AND CASH EQUIVALENTS, end of period	$2,136,330	$1,053,480

Supplemental Disclosures:
Other Cash Transactions:
Cash paid for interest	$1,325,195	$941,185

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2014, the Trust, through the Operating Partnership, owned and operated twenty-three properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma, Tennessee and New Jersey. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2013 are derived from the Company’s audited consolidated and combined financial statements as of that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2013 Annual Report filed on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

2. Summary of Significant Accounting Policies

Rents and Other Tenant Receivables, net

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2014 and December 31, 2013, the Company’s allowance for uncollectible accounts totaled $182,078. During the three months ended March 31, 2014 and 2013, the Company recorded bad debt expenses in the amount of $0 and $15,000, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2014 and 2013, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing costs and tenant relationship intangible assets associated with acquisitions, and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing and tenant relationship intangible assets are amortized over their estimated useful lives. Details of these deferred costs, net of amortization, and other assets are as follows:

	March 31,	December 31,
	2014	2013
	(unaudited)
Lease origination costs, net	$3,632,716	$3,720,812
Leases in place, net	8,130,094	8,754,154
Financing costs, net	3,111,169	3,110,904
Property escrows	2,257,361	2,151,755
Legal and marketing costs, net	191,259	203,819
Tenant relationships	2,101,953	2,372,600
Other	404,042	533,940

Total Deferred Costs and Other Assets, net	$19,828,594	$20,847,984

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Summary of Significant Accounting Policies (Continued)

Amortization of lease origination costs, leases in place and legal and marketing costs represents a component of depreciation and amortization expense. The Company reports amortization of financing costs, amortization of premiums, and accretion of discounts as part of interest expense. Future amortization of lease origination costs, leases in place, financing costs, and legal and marketing costs is as follows:

For the Periods Ending March 31,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2015	$472,298	$2,208,601	$859,870	$46,249	$925,180
2016	435,937	1,711,723	730,118	33,906	622,917
2017	393,338	1,186,574	367,212	27,822	347,385
2018	340,400	834,778	314,915	20,786	182,671
2019	253,502	354,473	240,996	15,590	11,631
Thereafter	1,737,241	1,833,945	598,058	46,906	12,169

	$3,632,716	$8,130,094	$3,111,169	$191,259	$2,101,953

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. Thus, the Company made no provision for federal income taxes for the REIT in the accompanying condensed consolidated financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, we have reported noncontrolling interests in equity on the March 31, 2014 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the March 31, 2014 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The unaudited condensed consolidated statement of equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income.

3. Investment Properties

Investment properties consist of the following:

	March 31,	December 31,
	2014	2013
	(unaudited)
Land	$26,869,840	$26,828,228
Buildings and improvements	80,149,699	80,003,805

Investment properties at cost	107,019,539	106,832,033
Less accumulated depreciation and amortization	(5,765,052)	(5,059,698)

Investment properties, net	$101,254,487	$101,772,335

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Investment Properties (Continued)

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

4. Loans Payable

The Company’s loans payable consist of the following:

	Monthly	Interest		March 31,	December 31,
Property/Description	Payment	Rate	Maturity	2014	2013
				(unaudited)
Shoppes at Eagle Harbor	$24,692	4.34%	March 2018	$3,872,280	$3,905,321
Lumber River Plaza	$18,414	5.65%	May 2015	2,953,925	2,973,987
Monarch Bank Building	$9,473	4.15%	December 2017	1,470,156	1,483,230
Perimeter Square	$28,089	6.38%	June 2016	4,386,363	4,417,812
Riversedge North	$13,556	6.00%	January 2019	2,047,118	2,061,790
Walnut Hill Plaza	$25,269	6.75%	July 2014	3,447,027	3,464,465
Harps at Harbor Point	$18,122	3.99%	December 2015	3,314,471	3,335,628
Twin City Commons	$17,827	4.86%	January 2023	3,317,029	3,330,108
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,369,477	6,409,077
Bixby Commons	Interest only	2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only	4.50%	May 2015	2,000,000	2,000,000
Forrest Gallery	$50,973	5.40%	September 2023	9,075,000	9,075,000
Jenks Reasors	Interest only	4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797	5.56%	September 2023	8,830,536	8,859,888
Starbucks/Verizon	$7,405	6.50%	July 2015	608,874	621,197
Winslow Plaza	Interest only	5.22%	December 2015	5,000,000	5,000,000
Senior convertible notes	Interest only	9.00%	December 2018	6,000,000	6,000,000
Senior non-convertible notes	Interest only	9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only	9.00%	January 2016	2,160,000	—
South Carolina Food Lions Note	Interest only	5.25%	January 2024	12,375,000	12,375,000

Total Loans Payable				$96,477,256	$94,562,503

Non-convertible senior notes

On January 31, 2014, the Company completed a second closing (“Second Closing”) consisting of the private placement of $2,160,000 of non-convertible senior notes and warrants to purchase shares of the Company’s common stock. The non-convertible senior notes have an interest rate of 9.00% per annum (payable monthly) and mature on January 31, 2016. The warrants issued permit the purchase of an aggregate of 227,372 shares of the Company’s common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and are not exercisable unless the Company obtains shareholder approval for this transaction and the issuance of the common stock underlying the warrants.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2014 are as follows:

For the Periods Ending
March 31,
(unaudited)
2015	$6,449,206
2016	18,713,454
2017	13,839,365
2018	5,826,154
2019	14,639,572
Thereafter	37,009,505

Total principal maturities	$96,477,256

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2014 are as follows:

For the Periods Ending March 31,
(unaudited)
2015	$11,396,179
2016	10,430,461
2017	8,888,149
2018	7,184,816
2019	4,520,937
Thereafter	32,601,848

$75,022,390

6. Equity

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

As of March 31, 2014, 1,763,620 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of Common Stock on a one-to-one basis in November 2013. These common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Dividends

For the three months ended March 31, 2014 and 2013, dividends of $966,950 and $541,756, respectively, were made to holders of common shares and common units. On March 18, 2014, the Company declared a $0.035 per share dividend payable on or about April 30, 2014 to shareholders of record as of March 31, 2014. Accordingly, the Company has accrued $321,795 as of March 31, 2014 for this dividend.

For the three months ended March 31, 2014, the Company declared a quarterly dividend to preferred shareholders of $40,703 to shareholders of record as of March 31, 2014 to be paid on April 15, 2014. Accordingly, the Company has accrued $40,703 as of March 31, 2014 for this dividend.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Related Party Transactions

Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and Chief Executive Officer, when combined with his affiliates, represents the Company’s largest stockholder.

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

The following summarizes related party activity as of and for the three months ended March 31, 2014 and 2013 (unaudited):

	March 31,
	2014	2013
Amounts paid to Wheeler Interests and its affiliates	$739,365	$327,965

Amounts due to (from) Wheeler Interests and its affiliates	$(142,619)	$(9,344)

Rent and reimbursement income received from Wheeler Interests	$97,494	$98,500

Rent and other tenant receivables due from Wheeler Interests	$422,339	$291,387

9. Subsequent Events

Series B Preferred Stock Offering

On April 29, 2014, the Company completed its Series B Preferred Stock Offering (“Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred Stock and warrants to purchase 864,000 of the Company’s common stock. The Series B Preferred Stock will bear an interest rate of 9% per annum and will have a conversion price of $5.00 per share of common stock. The Series B Preferred Stock will automatically convert into shares of the Company’s common stock if the 20-day volume weighted adjusted closing price of exceeds $7.25 per share on the NASDAQ Capital Market. Each Warrant will permit investors to purchase one share of common stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Offering totaled $16,600,000, excluding the impact of certain legal, accounting and other professional fees. Proceeds from the Offering will be used for future acquisitions and for general corporate purposes.

On April 24, 2014, in contemplation of the Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000.

Cypress Shopping Center Acquisition

On May 5, 2014, Wheeler Interests assigned to the Company the Purchase and Sale Agreement for Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8,300,000. Cypress is currently 94.37% leased and its major tenants include Bi-Lo and Dollar General. The Company expects to close the acquisition in the second quarter of 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated and combined financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2013 Form 10-K for the year ended December 31, 2013. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement on Form S-11 (as amended) filed with the Securities and Exchange Commission (“SEC”) on April 23, 2014.

Executive Overview

The March 31, 2014 three month period includes the combined operations related to our predecessor as described in our Registration Statement filed on Form S-11 with the SEC on October 23, 2012, the three properties we acquired in conjunction with our November 2012 formation transactions, the three properties we acquired during December 2012 and a full quarter of operations related to the twelve acquisitions made in 2013. Conversely, the March 2013 three month period only includes the combined operations of our predecessor and the three properties we acquired during December 2012. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of our predecessor, the three properties we acquired in conjunction with our November 2012 formation transactions and the three properties we acquired during December 2012 (collectively referred to as “same stores”) and of those properties acquired during 2013 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2013 had on our results of operations.

Leasing Activity

Renewals during the first three months of 2014 were comprised of five deals totaling 7,900 square feet with a weighted average increase of $0.90 per square foot. The rates on negotiated renewals resulted in a weighted average increase of $1.95 per square foot on five renewals and a $1.50 per square foot decrease on one renewal. Three of these renewals represented options being exercised.

New lease activity during the first three months of 2014 was comprised of two deals totaling 2,486 square feet with a weighted average rate increase of $1.29 per square foot. There were no leases that expired during the period that were not renewed by the tenant.

Approximately 5.11% of our gross leasable area is subject to leases that expire during the twelve months ending March 31, 2015 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2013 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2014. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, respectively.

	For the Three Months Ended March 31,		Period over Period Changes
	2014	2013	$	%
PROPERTY DATA:
Number of properties owned and operated	23	11	12	109.09%
Aggregate gross leasable area	1,294,572	470,350	824,222	175.24%
Ending occupancy rate	94.2%	94.3%	(0.1%)	(0.11%)
FINANCIAL DATA:
Rental revenues	$2,948,810	$1,393,032	$1,555,778	111.68%
Other revenues	715,342	224,884	490,458	218.09%

Total Revenue	3,664,152	1,617,916	2,046,236	126.47%

EXPENSES:
Property operations	923,182	300,702	622,480	207.01%
Depreciation and amortization	1,785,602	648,132	1,137,470	175.50%
Provision for credit losses	—	15,000	(15,000)	(100.00%)
Corporate general & administrative	832,318	583,792	248,526	42.57%

Total Operating Expenses	3,541,102	1,547,626	1,993,476	128.81%

Operating Income	123,050	70,290	52,760	75.06%
Interest expense	(1,368,938)	(549,628)	(819,310)	(149.07%)

Net Loss	(1,245,888)	(479,338)	(766,550)	(159.92%)
Net loss attributable to noncontrolling interests	(87,252)	(45,656)	(41,596)	(91.11%)

Net Loss Attributable to Wheeler REIT	$(1,158,636)	$(433,682)	$(724,954)	(167.16%)

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all of our 2013 acquisitions occurred subsequent to March 31, 2013.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$1,646,761	$1,617,916	$2,017,391	$—	$3,664,152	$1,617,916
Property expenses	342,714	300,702	580,468	—	923,182	300,702

Property Net Operating Income	1,304,047	1,317,214	1,436,923	—	2,740,970	1,317,214

Depreciation and amortization	513,358	648,132	1,272,244	—	1,785,602	648,132
Provision for credit losses	—	15,000	—	—	—	15,000
Corporate general & administrative	784,504	583,792	47,814	—	832,318	583,792

Total Other Operating Expenses	1,297,862	1,246,924	1,320,058	—	2,617,920	1,246,924

Interest expense	669,257	549,628	699,681	—	1,368,938	549,628

Net Loss	$(663,072)	$(479,338)	$(582,816)	$—	$(1,245,888)	$(479,338)

Property Revenues

Total same store property revenues for the three month period ended March 31, 2014 were $1,646,761, compared to $1,617,916 for the three months ended March 31, 2013, representing an increase of $28,845, or 1.78%. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments and contractual rent adjustments.

The three months ended March 31, 2014 represents a full period of operations reported for the twelve acquisitions made in 2013. These properties contributed $2.02 million in revenues for the three months ended March 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for the Company and we will benefit from future contractual rent increases and expansion opportunities.

Property Expenses

Total same store operating expenses for the three month period ended March 31, 2014 were $342,714, compared to $300,702 for the three month period ended March 31, 2013. The increase for the three month period was primarily due to increases in repairs and maintenance, snow removal and utility expenses which were caused by the unusually inclement weather experienced in our markets for the three months ended March 31, 2014 as compared to the 2013 three month period. Total snow removal for all properties was approximately $98,400 during the March 2014 period as compared to approximately $11,400 during the March 2013 period.

There were no significant unusual or non-recurring items included in new store property expenses for the three months ended March 31, 2014.

Other Operating Expenses

Same store other operating expenses for the three months ended March 31, 2014 period were $1,297,862, representing an increase of $50,938 over the three months ended March 31, 2013. A $200,712 increase in same store general and administrative expenses were offset by a $134,774 decrease in depreciation and amortization. The increase in general and administrative expenses resulted from the timing of recurring professional fees as compared to the prior year. Total acquisition expenses for same and new stores totaled included $57,000 for the three months ended March 31, 2014. Additionally, as a result of the additional properties added during 2013, total franchise and other state related taxes were approximately $62,200 during the March 2014 period as compared to approximately $19,400 during the March 2013.

The 20.79% decrease in same store depreciation and amortization expense for the three months ended March 31, 2014 resulted from more assets becoming fully depreciated and amortized since the March 2013 period.

Interest Expense

Same store interest expense was $669,257 for the three months ended March 31, 2014, which represents a $119,629, or 21.77% increase as compared to $549,628 for the three months ended March 31, 2013. The increase primarily resulted from the issuance of $12.16 million in senior convertible and non-convertible notes in December 2013 and January 2014.

Funds from Operations

Below is a comparison of same store Funds from Operations (“FFO”), which is a non-GAAP measurement, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(663,072)	$(479,338)	$(582,816)	$—	$(1,245,888)	$(479,338)	$(766,550)	(159.92%)
Depreciation of real estate assets	513,358	648,132	1,272,244	—	1,785,602	648,132	1,137,470	175.50%

Total FFO	$(149,714)	$168,794	$689,428	$—	$539,714	$168,794	$370,920	219.75%

During the three months ended March 31, 2014, same store FFO decreased $318,508, primarily due to increases of $119,629 in same store interest expense and $200,712 in corporate general and administrative expenses for the three months ended March 31, 2014. However, total FFO increased $370,920, primarily as a result of acquiring 12 properties during 2013. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the three months ended March 31, 2014 would have been $596,714, representing a $427,920 increase over the March 2013 period, as shown in the table below:

	Three Months Ended March 31,
	2014	2013
Total FFO	$539,714	$168,794
Legal and accounting costs for acquisitions	57,000	—

Total Core FFO	$596,714	$168,794

Liquidity and Capital Resources

At March 31, 2014, our consolidated cash and cash equivalents totaled $2.17 million compared to consolidated cash and cash equivalents of $1.16 million at December 31, 2013. Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2014	2013	$	%
Operating activities	$62,894	$(74,638)	$137,532	184.27%
Investing activities	$(41,612)	$(110,797)	$69,185	62.44%
Financing activities	$959,965	$(814,277)	$1,774,242	217.89%

Operating Activities

During the three months ended March 31, 2014, our cash flows provided by operating activities were $62,894, compared to cash flows used in operating activities of $74,638 during the three months ended March 31, 2013. Operating cash flows were primarily impacted by the $766,550 increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $248,526 increase in total corporate general and administrative expenses associated with operating the REIT and the addition of twelve properties since March 2013. However, our FFO increased $370,920 for the three months ended March 31, 2014, compared to the same period in 2013, which contributed to the increase in cash flows provided by operating activities. (See Funds from Operations reconciliation to net income above).

Investing Activities

During the three months ended March 31, 2014, our cash flows used in investing activities were $41,612, compared to cash flows used in investing activities of $110,797 during the three months ended March 31, 2013. The amounts for both periods primarily related to the timing of capital expenditures made in the normal course of business.

Financing Activities

During the three months ended March 31, 2014, our cash flows from financing activities were $959,965, compared to $814,277 of cash flows used by financing activities during the three months ended March 31, 2013. During the three months ended March 31, 2014, we received $2,160,000 of proceeds from the issuance of senior non-convertible notes. These proceeds were partially offset by dividends and distributions, which increased to $1,006,062 in the three months ended March 31, 2014 from $613,989 during the three months ended March 31, 2013 period as a result of the additional 3,914,736 and 119,837 of common stock and common units, respectively, during the March 2014 period as compared to the March 2013 period. Additionally, $40,703 was paid to the preferred shareholders during the March 2014 that was not incurred in the March 2013 period.

There was no refinancing activity during the three months ended March 31, 2014. Refinancing activity during the three months ended March 31, 2013 included the refinancing of a $3.87 million loan that matured during the period with a new $4.0 million loan. Excluding the net impact of the refinancing transaction, principal payments on mortgage indebtedness increased to approximately $224,000 during the three months ended March 31, 2014 from $96,000 during the three months ended March 31, 2013, which relates to the $64.7 million increase in debt primarily from the 12 acquisitions which were made in the remainder of 2013.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of March 31, 2014 and December 31, 2013, our debt balances consisted of the following:

	March 31,	December 31,
	2014	2013
Fixed-rate notes	$96,477,256	$94,562,503

The weighted average interest rate and term of our fixed-rate debt are 5.39% and 5.24 years, respectively, at March 31, 2014. We have $6.45 million of debt maturing during the 12 months ending March 31, 2015. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The $6.45 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

On April 1, 2014, we announced that we had entered into a $25 million secured guidance line credit facility with KeyBank National Association (“KeyBank”). We will be able to utilize this credit facility until December 31, 2015. We expect to use the facility for the acquisition of select grocery-anchored properties located in secondary and tertiary markets throughout the Northeast, Mid-Atlantic, Southeast and Southwest regions of the United States.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements

None.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2014 (the end of the period covered by this Report).

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2014, our internal control over financial reporting was strengthened through the implementation of an automated and fully integrated accounts payable system.

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

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Registrant (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (1)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

10.1	Form of Agreement of Limited Partnership of Wheeler REIT, L.P. (2)

10.2	Form of Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (2)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (2)

10.4	Employment Agreement with Jon S. Wheeler (2)

10.5	Employment Agreement with Steven M. Belote (2)

10.6	Employment Agreement with Robin A. Hanisch (2)

10.7	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (2)

10.8	Subordination Agreement (2)

10.9	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (1)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the Registrant’s report on Form 8-K, File No. 001-35713 filed on April 29, 2014.
(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(4)	Filed Herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

	By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date: May 15, 2014