Form 10-Q
period 2014-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2014-08-14
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2014, there were 7,428,208 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS:
Investment properties, net	$100,553,283	$101,772,335
Cash and cash equivalents	16,243,867	1,155,083
Rents and other tenant receivables, net	1,663,027	1,594,864
Deferred costs and other assets, net	21,692,120	20,847,984
Total Assets	$140,152,297	$125,370,266
LIABILITIES:
Loans payable	$95,236,145	$94,562,503
Below market lease intangible, net	2,610,379	2,674,566
Accounts payable, accrued expenses and other liabilities	3,361,048	2,526,388
Total Liabilities	101,207,572	99,763,457
Commitments and contingencies (Note 7)	—	—
EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 1,809 shares issued and outstanding, respectively)	1,458,050	1,458,050
Series B convertible preferred stock (no par value, 1,000,000 shares authorized, 828,000 and no shares issued and outstanding, respectively)	18,738,515	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 7,421,852 and 7,121,000 shares issued and outstanding, respectively	74,218	71,210
Additional paid-in capital	28,092,906	28,169,693
Accumulated deficit	(16,274,152)	(11,298,253)
Total Shareholders’ Equity	32,089,537	18,400,700
Noncontrolling interests	6,855,188	7,206,109
Total Equity	38,944,725	25,606,809
Total Liabilities and Equity	$140,152,297	$125,370,266
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE:
Rental revenues	$2,999,290	$1,425,462	$5,948,100	$2,818,494
Other revenues	634,404	203,518	1,349,746	428,402
Total Revenue	3,633,694	1,628,980	7,297,846	3,246,896
OPERATING EXPENSES:
Property operations	909,037	284,868	1,832,219	585,570
Depreciation and amortization	1,735,944	684,554	3,521,546	1,332,686
Provision for credit losses	(28,032)	22,903	(28,032)	37,903
Corporate general & administrative	1,385,549	1,572,775	2,217,867	2,156,567
Total Operating Expenses	4,002,498	2,565,100	7,543,600	4,112,726
Operating Loss	(368,804)	(936,120)	(245,754)	(865,830)
Interest expense	(1,536,637)	(446,087)	(2,905,575)	(995,715)
Net Loss	(1,905,441)	(1,382,207)	(3,151,329)	(1,861,545)
Less: Net loss attributable to noncontrolling interests	(81,451)	(111,248)	(168,703)	(156,904)
Net Loss Attributable to Wheeler REIT	(1,823,990)	(1,270,959)	(2,982,626)	(1,704,641)
Preferred stock dividends	(423,555)	(22,500)	(464,258)	(22,500)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(2,247,545)	$(1,293,459)	$(3,446,884)	$(1,727,141)
Loss per share:
Basic and Diluted	$(0.31)	$(0.39)	$(0.47)	$(0.52)
Weighted-average number of shares:
Basic and Diluted	7,329,788	3,301,502	7,258,068	3,301,502
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B		Common					Noncontrolling
	Preferred Stock		Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2013	1,809	$1,458,050	—	—	7,121,000	$71,210	$28,169,693	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809
Proceeds from issuance of Series B preferred stock	—	—	828,000	18,671,378	—	—	—	—	18,671,378	—	—	18,671,378
Accretion of Series B preferred stock discount	—	—	—	67,137	—	—	—	—	67,137	—	—	67,137
Conversion of Operating Partnership units to common stock	—	—	—	—	269,401	2,694	1,252,332	—	1,255,026	(269,401)	(1,255,026)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	31,451	314	144,686	—	145,000	—	—	145,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	791	3,425	3,425
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(1,473,805)	—	(1,473,805)	—	1,473,805	—
Dividends and distributions	—	—	—	—	—	—	—	(1,993,273)	(1,993,273)	—	(404,422)	(2,397,695)
Net loss	—	—	—	—	—	—	—	(2,982,626)	(2,982,626)	—	(168,703)	(3,151,329)
Balance, June 30, 2014 (Unaudited)	1,809	$1,458,050	828,000	$18,738,515	7,421,852	$74,218	$28,092,906	$(16,274,152)	$32,089,537	1,803,742	$6,855,188	$38,944,725
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,151,329)	$(1,861,545)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	1,414,581	668,342
Amortization	2,106,965	664,344
Other noncash adjustments	228,844	27,902
Share-based compensation	145,000	—
Provision for credit losses	(28,032)	37,903
Changes in assets and liabilities
Rent and other tenant receivables, net	(100,709)	(127,712)
Unbilled rent	138,109	32,922
Deferred costs and other assets, net	(2,869,471)	(1,486,622)
Accounts payable, accrued expenses and other liabilities	493,223	734,739
Net cash from operating activities	(1,622,819)	(1,309,727)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(4,024,900)
Capital expenditures	(187,507)	(241,685)
Net cash from investing activities	(187,507)	(4,266,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(2,012,149)	(997,659)
Proceeds from sales of preferred stock	18,671,378	4,157,000
Net payments to related parties	(476,531)	(208,929)
Loan proceeds	2,160,000	12,375,481
Loan principal payments	(1,443,588)	(10,936,918)
Net cash from financing activities	16,899,110	4,388,975
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,088,784	(1,187,337)
CASH AND CASH EQUIVALENTS, beginning of period	1,155,083	2,053,192
CASH AND CASH EQUIVALENTS, end of period	$16,243,867	$865,855
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for interest	$2,802,810	$968,912
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2014, the Trust, through the Operating Partnership, owned and operated twenty-three properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma, Tennessee and New Jersey. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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
2. Summary of Significant Accounting Policies
Rents and Other Tenant Receivables, net
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2014 and December 31, 2013, the Company’s allowance for uncollectible accounts totaled $154,046 and $182,078, respectively. During the three and six months ended June 30, 2014, the Company reduced its allowance by $28,032 due to improved credit-worthiness of certain tenants and the collection of previously past due amounts. During the three and six months ended June 30, 2013, the Company recorded bad debt expenses in the amount of $22,903 and $37,903, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2014 and 2013, the Company did not realize any recoveries related to tenant receivables previously written off.
Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing costs and tenant relationship intangible assets associated with acquisitions, and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing and tenant relationship intangible assets are amortized over their estimated useful lives. Acquisition deposits and escrows relate to advance funding of acquisitions to be completed.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
Lease origination costs, net	$3,572,474	$3,720,812
Leases in place, net	7,537,114	8,754,154
Financing costs, net	2,896,211	3,110,904
Property reserves	2,520,911	2,151,755
Acquisition deposits and escrows	2,865,000	—
Legal and marketing costs, net	178,714	203,819
Tenant relationships	1,845,630	2,372,600
Other	276,066	533,940
Total Deferred Costs and Other Assets, net	$21,692,120	$20,847,984
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

For the Periods Ending June 30,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2015	$468,843	$2,095,665	$858,133	$42,607	$854,050
2016	433,218	1,602,167	622,776	32,423	564,634
2017	388,119	1,051,543	340,568	25,966	279,621
2018	327,622	701,066	308,260	19,342	126,839
2019	242,743	322,517	205,111	14,707	10,303
Thereafter	1,711,929	1,764,156	561,363	43,669	10,183
	$3,572,474	$7,537,114	$2,896,211	$178,714	$1,845,630
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
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, we have reported noncontrolling interests in equity on the June 30, 2014 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the June 30, 2014 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

noncontrolling interests. The unaudited condensed consolidated statement of equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for the Company in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income.
3. Investment Properties
Investment properties consist of the following:

	June 30, 2014	December 31, 2013
	(unaudited)
Land	$26,869,840	$26,828,228
Buildings and improvements	80,157,722	80,003,805
Investment properties at cost	107,027,562	106,832,033
Less accumulated depreciation and amortization	(6,474,279)	(5,059,698)
Investment properties, net	$100,553,283	$101,772,335
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable
The Company’s loans payable consist of the following:

	Monthly	Interest		June 30,	December 31,
Property/Description	Payment	Rate	Maturity	2014	2013
				(unaudited)
Shoppes at Eagle Harbor	$24,692	4.34%	March 2018	$3,839,802	$3,905,321
Lumber River Plaza	$18,414	5.65%	May 2015	2,934,581	2,973,987
Monarch Bank Building	$9,473	4.15%	December 2017	1,457,284	1,483,230
Perimeter Square	$28,089	6.38%	June 2016	4,356,149	4,417,812
Riversedge North	$13,556	6.00%	January 2019	1,029,539	2,061,790
Walnut Hill Plaza	$25,269	6.75%	July 2014	3,430,592	3,464,465
Harps at Harbor Point	$18,122	3.99%	December 2015	3,293,831	3,335,628
Twin City Commons	$17,827	4.86%	January 2023	3,304,682	3,330,108
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,329,491	6,409,077
Bixby Commons	Interest only	2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only	4.50%	May 2015	2,000,000	2,000,000
Forrest Gallery	$50,973	5.40%	September 2023	9,075,000	9,075,000
Jenks Reasors	Interest only	4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797	5.56%	September 2023	8,803,488	8,859,888
Starbucks/Verizon	$7,405	6.50%	July 2015	596,706	621,197
Winslow Plaza	Interest only	5.22%	December 2015	5,000,000	5,000,000
Senior convertible notes	Interest only	9.00%	December 2018	6,000,000	6,000,000
Senior non-convertible notes	Interest only	9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only	9.00%	January 2016	2,160,000	—
South Carolina Food Lions Note	Interest only	5.25%	January 2024	12,375,000	12,375,000
Total Loans Payable				$95,236,145	$94,562,503
Non-convertible senior notes
On January 31, 2014, the Company completed a second closing (“Second Closing”) consisting of the private placement of $2,160,000 of non-convertible senior notes and warrants to purchase shares of the Company’s common stock. The non-convertible senior notes have an interest rate of 9.00% per annum (payable monthly) and mature on January 31, 2016. The warrants issued permit the purchase of an aggregate of 227,372 shares of the Company’s common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and were not exercisable unless the Company obtained shareholder approval for this transaction and the issuance of the common stock underlying the warrants. The Company's shareholders approved the transaction and the issuance of the common stock underlying the warrants at its annual meeting in June 2014.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable (continued)
Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of June 30, 2014 are as follows:

For the Periods Ending June 30,

(unaudited)
2015	$9,281,296
2016	19,912,015
2017	9,732,404
2018	11,910,283
2019	7,577,403
Thereafter	36,822,744
Total principal maturities	$95,236,145

Financing Activity

On July 2, 2014, the Company entered into a promissory note for $660,000 to refinance the Starbucks/Verizon loan. The new loan matures on July 2, 2019 and requires monthly principal and interest payments of $4,383 based on a 20 year amortization and a 5.00% fixed interest rate.

The Walnut Hill loan matured on April 11, 2014, and was subsequently extended until July 31, 2014. On July 31, 2014, the Company entered into a promissory note for $3,650,000 to refinance the note that matured. The new loan matures on July 30, 2017 and requires monthly principal and interest payments of $24,273 based on a 20 year amortization and a 5.50% fixed interest rate.

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2014 are as follows:

For the Periods Ending June 30,
(unaudited)
2015	$11,494,343
2016	10,340,622
2017	8,726,510
2018	6,798,723
2019	4,342,594
Thereafter	32,242,229
$73,945,021
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Equity (continued)

As of June 30, 2014, 1,589,458 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 828,000 shares of Series B convertible preferred stock ("Series B Preferred Stock") are eligible to be converted into 4,140,000 shares of the Company's common stock and warrants to purchase 1,642,025 shares of the Company's common stock were outstanding at June 30, 2014. The common units, convertible preferred stock and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
For the three and six months ended June 30, 2014, dividends of $966,487 and $1,933,437, respectively, were made to holders of common shares and common units. For the three and six months ended June 30, 2013, dividends of $361,169 and $902,925, respectively, were made to holders of common shares and common units. On June 18, 2014, the Company declared a $0.035 per share dividend payable on or about July 31, 2014 to shareholders of record as of June 30, 2014. Accordingly, the Company has accrued $322,896 as of June 30, 2014 for this dividend.
For the three and six months ended June 30, 2014, dividends of $423,555 and $464,258, respectively, were made to holder of preferred shares. Dividends on preferred shares are made quarterly. During the three months ended June 30, 2014, the Company declared quarterly dividends of $397,121 to preferred shareholders of record as of June 30, 2014 to be paid on July 15, 2014. Accordingly, the Company has accrued $397,121 as of June 30, 2014 for this dividend.
Series B Preferred Stock Offering
On April 29, 2014, the Company completed its Series B Preferred Stock Offering (“Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred Stock and warrants to purchase 864,000 of the Company’s common stock. On May 21, 2014, the Company's underwriters exercised their over-allotment option, in which 21,600 units were issued, consisting of 108,000 additional shares of Series B Preferred Stock, and an additional 129,600 warrants. The Series B Preferred Stock bears interest at a rate of 9% per annum and has a conversion price of $5.00 per share of common stock, which if fully converted would result in the issuance of 4,140,000 shares of the Company's common stock. The Series B Preferred Stock will automatically convert into shares of the Company’s common stock if the 20-day volume weighted adjusted closing price of the Company's common stock exceeds $7.25 per share on the NASDAQ Capital Market. Each warrant permits investors to purchase one share of common stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Offering totaled $18,671,378, which includes the impact of the underwriters' selling concessions and legal, accounting and other professional fees. Proceeds from the Offering will be used for future acquisitions and for general corporate purposes.
On April 24, 2014, in contemplation of the Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000, and authorized 1,000,000 shares of Series B Preferred Stock for the Offering.
Equity Issuances under Share Incentive Plan
In June 2014, the Company issued 31,451 shares to directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $145,000. As of June 30, 2014, there are 468,549 shares available for issuance under the Company’s Share Incentive Plan.
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
On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Commitments and Contingencies (continued)

fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in our financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.
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
The following summarizes related party activity as of and for the six months ended June 30, 2014 and 2013 (unaudited):

	June 30,
	2014	2013
Amounts paid to Wheeler Interests and its affiliates	$1,939,188	$640,722
Amounts due to Wheeler Interests and its affiliates	$574,739	$17,898
Rent and reimbursement income received from Wheeler Interests	$196,459	$197,487
Rent and other tenant receivables due from Wheeler Interests	$470,245	$347,542
9. Subsequent Events
Cypress Shopping Center Acquisition
On July 1, 2014, the Company completed its acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8,300,000, paid through a combination of cash and debt. Cypress is currently 94.37% leased and its major tenants include Bi-Lo and Dollar General.
Harrodsburg Marketplace Acquisition
On July 1, 2014, the Company completed its acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5,000,000, paid through a combination of cash and debt. Harrodsburg is currently 97% leased and its major tenants include Kroger and Arby's.
Port Crossing Shopping Center Acquisition
On July 3, 2014, the Company completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9,311,400. Port Crossing is 89% leased and is anchored by a Food Lion grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.
LaGrange Markeplace Acquisition
On July 25, 2014, the Company completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3,695,000. LaGrange is 92% leased and is anchored by a Food Depot grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.

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
Executive Overview
The June 30, 2014 three and six month periods include the combined operations of all properties owned at December 31, 2013 as described in our 2013 Form 10-K. Conversely, the June 2013 three and six month periods only include a full period of combined operations for all properties owned at December 31, 2012 as described in our 2012 Annual Report on Form 10-K ("2012 Form 10-K") and a partial month of operations for the Bixby Commons property that was acquired in June 2013. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2013 annual period (collectively referred to as “same stores”) and of those properties acquired during 2013 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2013 had on our results of operations.
Leasing Activity
Renewals during the first six months of 2014 were comprised of twelve deals totaling 61,937 square feet with a weighted average decrease of $0.22 per square foot. The rates on negotiated renewals resulted in a weighted average increase of $1.02 per square foot on three renewals and a $3.79 per square foot decrease on two renewals. Five of the twelve renewals represented options being exercised.
New lease activity during the first six months of 2014 was comprised of five deals totaling 9,414 square feet with a weighted average rate of $13.15 per square foot. There were no leases that expired during the period that were not renewed by the tenant.
Approximately 5.58% of our gross leasable area is subject to leases that expire during the twelve months ending June 30, 2015 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Acquisitions
On July 1, 2014, we completed the acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8,300,000, paid through a combination of cash and debt. Cypress is currently 94.37% leased and its major tenants include Bi-Lo and Dollar General.
On July 1, 2014, we completed the acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5,000,000, paid through a combination of cash and debt. Harrodsburg is currently 97% leased and its major tenants include Kroger and Arby's.
On July 3, 2014, we completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9,311,400. Port Crossing is 89% leased and is anchored by a Food Lion grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.
On July 25, 2014, we completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3,695,000. LaGrange is 92% leased and is anchored by a Food Depot grocery store. We acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2013 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2014. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, respectively.

	Three Months Ending June 30,		Six Months Ending June 30,		Three Months Ended Changes		Six Months Ended Changes
	2014	2013	2014	2013	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated	23	12	23	12	11	91.67%	11	91.67%
Aggregate gross leasable area	1,294,572	545,350	1,294,572	545,350	749,222	137.38%	749,222	137.38%
Ending occupancy rate	94.70%	95.10%	94.70%	95.10%	(0.40)%	(0.42)%	(0.40)%	(0.42)%
FINANCIAL DATA:
Rental revenues	$2,999,290	$1,425,462	$5,948,100	$2,818,494	$1,573,828	110.41%	$3,129,606	111.04%
Other revenues	634,404	203,518	1,349,746	428,402	430,886	211.72%	921,344	215.07%
Total Revenue	3,633,694	1,628,980	7,297,846	3,246,896	2,004,714	123.07%	4,050,950	124.76%
EXPENSES:
Property operations	909,037	284,868	1,832,219	585,570	624,169	219.11%	1,246,649	212.89%
Depreciation and amortization	1,735,944	684,554	3,521,546	1,332,686	1,051,390	153.59%	2,188,860	164.24%
Provision for credit losses	(28,032)	22,903	(28,032)	37,903	(50,935)	(222.39)%	(65,935)	(173.96)%
Corporate general & administrative	1,385,549	1,572,775	2,217,867	2,156,567	(187,226)	(11.90)%	61,300	2.84%
Total Operating Expenses	4,002,498	2,565,100	7,543,600	4,112,726	1,437,398	56.04%	3,430,874	83.42%
Operating Loss	(368,804)	(936,120)	(245,754)	(865,830)	567,316	(60.60)%	620,076	(71.62)%
Interest expense	(1,536,637)	(446,087)	(2,905,575)	(995,715)	(1,090,550)	244.47%	(1,909,860)	191.81%
Net Loss	(1,905,441)	(1,382,207)	(3,151,329)	(1,861,545)	(523,234)	37.85%	(1,289,784)	69.29%
Net loss attributable to noncontrolling interests	(81,451)	(111,248)	(168,703)	(156,904)	29,797	(26.78)%	(11,799)	7.52%
Net Loss Attributable to Wheeler REIT	$(1,823,990)	$(1,270,959)	$(2,982,626)	$(1,704,641)	$(553,031)	43.51%	$(1,277,985)	74.97%

Same Store and New Store Operating Income
The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since eleven of our twelve 2013 acquisitions occurred subsequent to June 30, 2013.

	Three Months Ended June 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$1,607,974	$1,586,247	$2,025,720	$42,733	$3,633,694	$1,628,980
Property expenses	330,630	284,868	578,407	—	909,037	284,868
Property Net Operating Income	1,277,344	1,301,379	1,447,313	42,733	2,724,657	1,344,112
Depreciation and amortization	506,031	658,804	1,229,913	25,750	1,735,944	684,554
Provision for credit losses	(28,032)	22,903	—	—	(28,032)	22,903
Corporate general & administrative	1,310,088	1,254,426	75,461	318,349	1,385,549	1,572,775
Total Other Operating Expenses	1,788,087	1,936,133	1,305,374	344,099	3,093,461	2,280,232
Interest expense	866,888	444,006	669,749	2,081	1,536,637	446,087
Net Loss	$(1,377,631)	$(1,078,760)	$(527,810)	$(303,447)	$(1,905,441)	$(1,382,207)

	Six Months Ended June 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$3,254,735	$3,204,163	$4,043,111	$42,733	$7,297,846	$3,246,896
Property expenses	673,344	585,570	1,158,875	—	1,832,219	585,570
Property Net Operating Income	2,581,391	2,618,593	2,884,236	42,733	5,465,627	2,661,326
Depreciation and amortization	1,019,389	1,306,936	2,502,157	25,750	3,521,546	1,332,686
Provision for credit losses	(28,032)	37,903	—	—	(28,032)	37,903
Corporate general & administrative	2,094,592	1,838,218	123,275	318,349	2,217,867	2,156,567
Total Other Operating Expenses	3,085,949	3,183,057	2,625,432	344,099	5,711,381	3,527,156
Interest expense	1,536,146	993,634	1,369,429	2,081	2,905,575	995,715
Net Loss	$(2,040,704)	$(1,558,098)	$(1,110,625)	$(303,447)	$(3,151,329)	$(1,861,545)
Property Revenues
Total same store property revenues for the three and six month periods ended June 30, 2014 were $1.61 million and $3.25 million, compared to $1.59 million and $3.20 million for the three and six month periods ended June 30, 2013. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments and contractual rent adjustments.
The three and six month periods ended June 30, 2014 represent full periods of operations reported for the twelve acquisitions made in 2013. These properties contributed $2.03 million and $4.04 million in revenues for the three and six month periods ended June 30, 2014, respectively, compared to $42,733 for the three and six month periods ended June 30, 2013. The June 2013 periods only included a partial month of activity for the Bixby Commons property acquired during June 2013. Going forward we believe these properties will generate a significant amount of revenue for the Company and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store operating expenses for the three and six month periods ended June 30, 2014 were $330,630 and $673,344, respectively, compared to $284,868 and $585,570 for the three and six month periods ended June 30, 2013, respectively. The increase for both periods was primarily due to timing of repairs and maintenance, and increases in snow removal and utility expenses which were caused by the unusually inclement weather experienced in our markets for the six months ended June 30, 2014 as compared to the 2013 six month period. Total snow removal for all properties was approximately $98,400 during the June 2014 six month period as compared to approximately $11,400 during the June 2013 six month period.
There were no significant unusual or non-recurring items included in new store property expenses for the three and six month periods ended June 30, 2014.

Property Net Operating Income

Total property net operating income was $2.72 million and $5.47 million for the three and six month periods ended June 30, 2014, respectively, compared to $1.34 million and $2.66 million for the three and six month periods ended June 30, 2013, respectively. The June 2014 three and six month period results represent increases of $1.38 million and $2.80 million, respectively, over the comparable June 2013 periods. New stores accounted for the majority of these increases by generating $1.45 million and $2.88 million in property net operating income for the three and six month periods ended June 30, 2014, respectively, compared to $42,733 for the three and six month periods ended June 30, 2013. The increases resulted from a full period of operations for the June 2013 three and six month periods related to the twelve assets acquired during 2013.

Other Operating Expenses
Same store other operating expenses for the three and six month periods ended June 30, 2014 period were $1.79 million and $3.09 million, respectively, representing decreases of $148,046 and $97,108 respectively, over the three and six month periods ended June 30, 2013. These reductions in same stare operating expenses resulted from decreases in depreciation and amortization of $152,773 and $287,547, respectively, for three and six months ended June 30, 2014. The 23.19% and 22.00% decreases in same store depreciation and amortization expense for the three and six month periods ended June 30, 2014, respectively, resulted from more assets becoming fully depreciated and amortized since the June 2013 period.
These decreases were offset by increases in same store general and administrative expenses of $55,662 and $256,374, respectively, for the three and six months ended June 30, 2014. During the six months ended June 30, 2014, we incurred approximately $400,000 of professional fees related to acquisitions and capital transactions. The acquisition expenses were associated with the December 2013 and contemplated acquisitions, primarily related to financial statement audits, appraisals and legal matters. The expenses associated with capital transactions primarily related to the legal fees incurred to register the underlying common shares that would result from common unit redemptions, the conversion of senior debt into common stock and the exercise of outstanding warrants related to senior debt. Additionally, we incurred a significant amount of travel and other costs as a result of the April 2014 Series B Preferred Stock offering. General and administrative expenses for the six months ended June 30, 2014 also include approximately $95,000 of franchise and other state taxes and $145,000 of noncash share-based compensation that were not incurred during the 2013 period.
Interest Expense
Same store interest expense was $866,888 and $1.54 million for the three and six month periods ended June 30, 2014, respectively, which represent increases of $422,882 or 95.24% and $542,512 or 54.60% as compared to $444,006 and $993,634 for the three and six month periods ended June 30, 2013, respectively. The increase primarily resulted from the issuance of $12.16 million in senior convertible and non-convertible notes in December 2013 and January 2014.
Funds from Operations
We use Funds from Operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a comparison of same and new store FFO for the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(1,377,631)	$(1,078,760)	$(527,810)	$(303,447)	$(1,905,441)	$(1,382,207)	$(523,234)	37.85%
Depreciation of real estate assets	506,031	658,804	1,229,913	25,750	1,735,944	684,554	1,051,390	153.59%
Total FFO	$(871,600)	$(419,956)	$702,103	$(277,697)	$(169,497)	$(697,653)	$528,156	(75.70)%

	Six Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(2,040,704)	$(1,558,098)	$(1,110,625)	$(303,447)	$(3,151,329)	$(1,861,545)	$(1,289,784)	69.29%
Depreciation of real estate assets	1,019,389	1,306,936	2,502,157	25,750	3,521,546	1,332,686	2,188,860	164.24%
Total FFO	$(1,021,315)	$(251,162)	$1,391,532	$(277,697)	$370,217	$(528,859)	$899,076	(170.00)%
During the three and six month periods ended June 30, 2014, same store FFO decreased $451,644 and $770,153, respectively, primarily due to increases of $422,882 and $542,512, respectively, in same store interest expense and $55,662 and $256,374 in corporate general and administrative expenses for the three and six month periods ended June 30, 2014. However, total FFO increased $528,156 and $899,076 for the three and six periods ended June 30, 2014, primarily as a result of the additional FFO generated by the twelve properties acquired during 2013. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs and share-based compensation, total core FFO for the three and six month periods ended June 30, 2014 would have been $60,265 and $679,803, respectively, representing a decrease of $403,019 and an increase of $218,260 over the June 2013 three and six month periods, as shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total FFO	$(169,497)	$(697,653)	$370,217	$(528,859)
Preferred stock dividends	(423,555)	(22,500)	(464,258)	(22,500)
Total FFO available to common shareholders and common unitholders	(593,052)	(720,153)	(94,041)	(551,359)
Legal and accounting costs for acquisitions	343,000	985,000	400,000	985,000
Share-based compensation	145,000	—	145,000	—
Other noncash adjustments	165,317	198,437	228,844	27,902
Total Core FFO	$60,265	$463,284	$679,803	$461,543
Liquidity and Capital Resources
At June 30, 2014, our consolidated cash and cash equivalents totaled $16.24 million compared to consolidated cash and cash equivalents of $1.16 million at December 31, 2013. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2014	2013	$	%
Operating activities	$(1,622,819)	$(1,309,727)	$(313,092)	23.91%
Investing activities	$(187,507)	$(4,266,585)	$4,079,078	(95.61)%
Financing activities	$16,899,110	$4,388,975	$12,510,135	285.04%
Operating Activities
During the six months ended June 30, 2014, our cash flows used by operating activities were $1.62 million, compared to cash flows used in operating activities of $1.31 million during the six months ended June 30, 2013. Operating cash flows were primarily impacted by the $1.29 million increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $1.25 million increase in total property operations expenses associated with operating the REIT and the addition of eleven properties since June 2013. Also impacting operating cash flows was approximately $2.9 million paid in escrows on our four contemplated acquisitions which were completed in July 2014, with the majority of it related to the Cypress Shopping Center acquisition that closed on July 1, 2014, but required the equity funds to be escrowed on June 30, 2014. However, our operating cash flows were positively impacted by the $899,076 increase in FFO for the six months ended June 30, 2014, compared to the same period in 2013, primarily resulting from the additional FFO generated by the twelve properties acquired during 2013.
Investing Activities
During the six months ended June 30, 2014, our cash flows used in investing activities were $187,507, compared to cash flows used in investing activities of $4.27 million during the six months ended June 30, 2013. The 2013 amount includes the cash used to acquire Bixby Commons in June 2013. No acquisitions have been made in the six months ended June 30, 2014.
Financing Activities
During the six months ended June 30, 2014, our cash flows from financing activities were $16.90 million, compared to $4.39 million of cash flows used by financing activities during the six months ended June 30, 2013. During the six months ended June 30, 2014, we received $18.67 million from the completion of our Series B convertible preferred stock offering in April 2014, and $2.16 million of proceeds from the issuance of senior non-convertible notes in January 2014. These proceeds were partially offset by dividends and distributions, which increased to $2.01 million in the six months ended June 30, 2014 from $997,659 during the six months ended June 30, 2013 period as a result of the additional 4,120,350 shares of common stock during the June 2014 period as compared to the June 2013 period.
There was no refinancing activity during the six months ended June 30, 2014. Refinancing activity during the six months ended June 30, 2013 included the refinancing of a $3.87 million loan that matured during the period with a new $4.0 million loan. Excluding the net impact of the refinancing transaction, principal payments on mortgage indebtedness increased to approximately $1.44 million during the six months ended June 30, 2014 from $498,000 during the six months ended June 30, 2013, which relates to the $64.7 million increase in debt, primarily from the twelve acquisitions which were made in the remainder of 2013.
As of June 30, 2014 and December 31, 2013, our debt balances consisted of the following:

	June 30, 2014	December 31, 2013
Fixed-rate notes	$95,236,145	$94,562,503

The weighted average interest rate and term of our fixed-rate debt are 5.39% and 5.03 years, respectively, at June 30, 2014. We have $9.28 million of debt maturing during the twelve months ending June 30, 2015. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
On July 2, 2014, we entered into a promissory note for $660,000 to refinance the Starbucks/Verizon loan. The new loan matures on July 2, 2019 and requires monthly principal and interest payments of $4,383 based on a 20 year amortization and a 5.00% fixed interest rate.

The Walnut Hill loan matured on April 11, 2014, and was subsequently extended until July 31, 2014. On July 31, 2014, we entered into a promissory note for $3,650,000 to refinance the note that matured. The new loan matures on July 30, 2017 and requires monthly principal and interest payments of $24,273 based on a 20 year amortization and a 5.50% fixed interest rate.

Future Liquidity Needs
The $9.28 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
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
Off-Balance Sheet Arrangements
As of June 30, 2014, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for us in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable for smaller reporting companies.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2014 (the end of the period covered by this Report).
Changes in Internal Control Over Financial Reporting
None.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    On July 3, 2014, in connection with the acquisition of Port Crossing and pursuant to the terms of the Contribution and Subscription Agreement between the Operating Partnership and 42 accredited investors (the “Port Crossing Contributors”), the Operating Partnership exchanged an aggregate of 157,429 of its common units (the “Common Units”) worth $744,639 for 15 of the 42 Port Crossing Contributors’ membership interests in PCSC Associates, LLC, a Virginia limited liability company. The Common Units issued to the Port Crossing Contributors represents, in the aggregate, 8.0% of the Common Units in the Operating Partnership.
On July 25, 2014, in connection with the acquisition of LaGrange Marketplace and pursuant to the terms of the Contribution and Subscription Agreement between the Operating Partnership and 8 accredited investors (the "LaGrange Contributors"), the Operating Partnership exchanged an aggregate of 105,843 of its Common Units worth $492,170 for the LaGrange Contributors’ membership interests in LaGrange Associates, LLC, a Virginia limited liability company. The Common Units issued to the LaGrange Contributors represents, in the aggregate, 5.1% of the Common Units in the Operating Partnership.

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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of Registrant (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

10.1	Form of Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (2)

10.2	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (2)

10.3	Employment Agreement with Jon S. Wheeler (2)

10.4	Employment Agreement with Steven M. Belote (2)

10.5	Employment Agreement with Robin A. Hanisch (2)

10.6	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (2)

10.7	Subordination Agreement (2)

10.8	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (1)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (5)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (5)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1)	Incorporated by reference to the Registrant’s report on Form 8-K, File No. 001-35713 filed on April 29, 2014.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Incorporated by reference to the Registrant's report on Form 8-K, File No. 001-35713 filed on December 18, 2013.

(5)	Filed Herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date:	August 14, 2014