Form 10-Q
period 2014-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2014-11-13
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2014, there were 7,444,919 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS:
Investment properties, net	$137,541,065	$101,772,335
Cash and cash equivalents	19,863,214	1,155,083
Rents and other tenant receivables, net	1,801,542	1,594,864
Deferred costs and other assets, net	29,057,575	20,847,984
Total Assets	$188,263,396	$125,370,266
LIABILITIES:
Loans payable	$129,792,557	$94,562,503
Below market lease intangible, net	323,538	2,674,566
Accounts payable, accrued expenses and other liabilities	5,316,268	2,526,388
Total Liabilities	135,432,363	99,763,457
Commitments and contingencies (Note 7)	—	—
EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 1,809 shares issued and outstanding, respectively)	1,458,050	1,458,050
Series B convertible preferred stock (no par value, 5,000,000 shares authorized, 1,648,900 and no shares issued and outstanding, respectively)	37,427,213	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 7,439,531 and 7,121,000 shares issued and outstanding, respectively)	74,396	71,210
Additional paid-in capital	28,058,066	28,169,693
Accumulated deficit	(21,657,039)	(11,298,253)
Total Shareholders’ Equity	45,360,686	18,400,700
Noncontrolling interests	7,470,347	7,206,109
Total Equity	52,831,033	25,606,809
Total Liabilities and Equity	$188,263,396	$125,370,266
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE:
Rental revenues	$3,448,406	$1,806,118	$9,396,506	$4,624,612
Other revenues	719,424	170,334	2,069,170	598,736
Total Revenue	4,167,830	1,976,452	11,465,676	5,223,348
OPERATING EXPENSES:
Property operations	1,155,666	383,276	2,987,885	968,846
Depreciation and amortization	2,205,244	872,213	5,726,790	2,204,899
Provision for credit losses	46,774	32,017	18,742	69,920
Corporate general & administrative	3,041,064	2,609,726	5,258,931	4,766,293
Total Operating Expenses	6,448,748	3,897,232	13,992,348	8,009,958
Operating Loss	(2,280,918)	(1,920,780)	(2,526,672)	(2,786,610)
Interest expense	(1,720,835)	(592,231)	(4,626,410)	(1,587,946)
Net Loss	(4,001,753)	(2,513,011)	(7,153,082)	(4,374,556)
Less: Net loss attributable to noncontrolling interests	(487,284)	(793,360)	(655,987)	(950,264)
Net Loss Attributable to Wheeler REIT	(3,514,469)	(1,719,651)	(6,497,095)	(3,424,292)
Preferred stock dividends	(1,088,062)	(79,049)	(1,552,320)	(101,549)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(4,602,531)	$(1,798,700)	$(8,049,415)	$(3,525,841)
Loss per share:
Basic and Diluted	$(0.62)	$(0.38)	$(1.10)	$(0.93)
Weighted-average number of shares:
Basic and Diluted	7,430,413	4,715,382	7,316,147	3,777,974
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B		Common					Noncontrolling
	Preferred Stock		Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2013	1,809	$1,458,050	—	—	7,121,000	$71,210	$28,169,693	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809
Proceeds from issuance of Series B preferred stock	—	—	1,649,000	37,247,628	—	—	—	—	37,247,628	—	—	37,247,628
Accretion of Series B preferred stock discount	—	—	—	181,856	—	—	—	—	181,856	—	—	181,856
Conversion of Series B preferred stock to common stock	—	—	(100)	(2,271)	500	5	2,266	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	277,757	2,778	1,290,786	—	1,293,564	(277,757)	(1,293,564)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	40,274	403	189,597	—	190,000	—	—	190,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	264,063	1,240,234	1,240,234
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(1,594,276)	—	(1,594,276)	—	1,594,276	—
Dividends and distributions	—	—	—	—	—	—	—	(3,861,691)	(3,861,691)	—	(620,721)	(4,482,412)
Net loss	—	—	—	—	—	—	—	(6,497,095)	(6,497,095)	—	(655,987)	(7,153,082)
Balance, September 30, 2014 (Unaudited)	1,809	$1,458,050	1,648,900	$37,427,213	7,439,531	$74,396	$28,058,066	$(21,657,039)	$45,360,686	2,058,658	$7,470,347	$52,831,033
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,153,082)	$(4,374,556)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	2,288,543	1,086,837
Amortization	3,438,247	1,118,062
Other noncash adjustments	413,200	(320,540)
Share-based compensation	190,000	—
Provision for credit losses	18,742	69,920
Changes in assets and liabilities
Rent and other tenant receivables, net	(386,524)	(234,337)
Unbilled rent	179,953	22,446
Deferred costs and other assets, net	(3,744,005)	(2,415,024)
Accounts payable, accrued expenses and other liabilities	30,889	3,350,664
Net cash from operating activities	(4,724,037)	(1,696,528)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(11,416,213)	(14,065,085)
Capital expenditures	(195,529)	(285,827)
Net cash from investing activities	(11,611,742)	(14,350,912)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(3,360,817)	(1,853,682)
Proceeds from sales of preferred stock, net of expenses	37,449,628	4,005,736
Conversion of preferred stock	—	(7,168)
Proceeds from sales of common stock, net of expenses	—	12,001,647
Net payments to related parties	(417,849)	(120,684)
Loan proceeds	9,044,435	12,891,045
Loan principal payments	(7,671,487)	(11,101,589)
Net cash from financing activities	35,043,910	15,815,305
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,708,131	(232,135)
CASH AND CASH EQUIVALENTS, beginning of period	1,155,083	2,053,192
CASH AND CASH EQUIVALENTS, end of period	$19,863,214	$1,821,057
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$33,921,261	$33,212,500
Noncontrolling interests resulting from the issuance of common units	$1,240,234	$—
Other Cash Transactions:
Cash paid for interest	$4,431,852	$1,544,076
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2014, the Trust, through the Operating Partnership, owned and operated twenty-nine centers and three undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma, Tennessee, Kentucky and New Jersey. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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
2. Summary of Significant Accounting Policies
Rents and Other Tenant Receivables, net
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2014 and December 31, 2013, the Company’s allowance for uncollectible accounts totaled $200,820 and $182,078, respectively. During the three and nine months ended September 30, 2014, the Company recorded bad debt expenses in the amounts of $46,774 and $18,742, respectively. During the three and nine months ended September 30, 2013, the Company recorded bad debt expenses in the amount of $32,017 and $69,920, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2014 and 2013, the Company did not realize any recoveries related to tenant receivables previously written off.
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows:

	September 30, 2014	December 31, 2013
	(unaudited)
Lease origination costs, net	$3,658,830	$3,720,812
Leases in place, net	10,772,858	8,754,154
Financing costs, net	3,528,791	3,110,904
Property reserves	4,029,722	2,151,755
Acquisition deposits and escrows	2,536,200	—
Legal and marketing costs, net	219,156	203,819
Tenant relationships	3,935,339	2,372,600
Other	376,679	533,940
Total Deferred Costs and Other Assets, net	$29,057,575	$20,847,984
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

For the Periods Ending September 30,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2015	$490,733	$2,881,842	$1,047,379	$44,367	$1,571,552
2016	453,352	2,161,425	617,635	36,421	1,017,224
2017	406,096	1,560,413	415,606	29,532	596,139
2018	330,340	1,027,746	367,664	23,316	336,618
2019	253,536	615,441	242,631	19,243	165,286
Thereafter	1,724,773	2,525,991	837,876	66,277	248,520
	$3,658,830	$10,772,858	$3,528,791	$219,156	$3,935,339
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. Thus, the Company made no provision for federal income taxes for the REIT in the accompanying condensed consolidated financial statements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it failed to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
Use of Estimates
The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates.
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, the Company has reported noncontrolling interests in equity on the September 30, 2014 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the September 30, 2014 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

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
3. Investment Properties
Investment properties consist of the following:

	September 30, 2014	December 31, 2013
	(unaudited)
Land	$33,990,680	$26,828,228
Land held for improvement	4,196,918	—
Buildings and improvements	106,701,707	80,003,805
Investment properties at cost	144,889,305	106,832,033
Less accumulated depreciation and amortization	(7,348,240)	(5,059,698)
Investment properties, net	$137,541,065	$101,772,335
A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Acquisitions
Cypress Shopping Center Acquisition
On July 1, 2014, the Company completed its acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8,300,000, paid through a combination of cash and debt. Cypress is currently 94% leased and its major tenants include Bi-Lo and Dollar General.

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
Port Crossing Shopping Center Acquisition
On July 3, 2014, the Company completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9,311,400. Port Crossing is 92% leased and is anchored by a Food Lion grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.
LaGrange Markeplace Acquisition
On July 25, 2014, the Company completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3,695,000. LaGrange is 93% leased and is anchored by a Food Depot grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.
DF I-Courtland Acquisition
On August 15, 2014, the Company completed its acquisition of DF I-Courtland, LLC ("DF I-Courtland"), consisting of a 1.03 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $893,900. The Company believes that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.
DF I-Moyock Acquisition
On August 15, 2014, the Company completed its acquisition of DF I-Moyock, LLC ("DF I-Moyock"), consisting of a 1.28 acre parcel of undeveloped real estate located in Moyock, North Carolina, for a contract price of $908,100. The Company believes that this parcel can accommodate a 9,000 square foot facility. There are currently no development plans for DF I-Moyock, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.
Edenton Commons Acquisition
On August 15, 2014, the Company completed its acquisition of Edenton Commons ("Edenton Commons"), consisting of a 53.82 acre parcel of undeveloped real estate located in Edenton, North Carolina, for a contract price of $2,395,000. The Company believes that this parcel can accommodate a 225,000 square foot facility. There are currently no development plans for Edenton Commons, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.
Freeway Junction Acquisition
On September 4, 2014, the Company completed the acquisition of Freeway Junction, a 156,834 square foot shopping center located in Stockbridge, Georgia ("Freeway Junction") for a contract price of $10,450,000, paid through a combination of cash and debt. Freeway Junction is 98% leased and is anchored by Northern Tool, Ollie's Bargain Outlet, Goodwill and Farmer's Furniture.
Graystone Crossing Acquisition
On September 26, 2014, the Company completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5,400,000, paid through a combination of cash and debt. Graystone Crossing is 100% leased and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

The following summarizes the consideration paid and the preliminary estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. In determining fair values, the Company considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties. The valuations and purchase price allocations for these acquisitions remain preliminary but are expected to be finalized prior to December 31, 2014.

Total
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$37,574,579
Lease intangibles and other assets (b)	6,460,404
Above market leases (b)	3,441,769
Below market leases (b)	(1,123,434)

Preliminary fair value of net assets acquired	$46,353,318

Purchase consideration:
Consideration paid with cash and debt	$45,116,509
Consideration paid with common units	1,236,809

Total consideration (c)	$46,353,318

a.
Represents the preliminary estimated fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the following approaches:

i. the market approach valuation methodology for land by considering similar transactions in the markets;
ii. a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, "go dark" analyses and residual calculations incorporating the land values; and

iii.	the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b.
Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases, above/below makret leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the components of purchase consideration paid.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

The Company incurred $1,905,044 in acquisition expenses for these acquisitions. These costs are included on the unaudited condensed consolidated statement of operations under the caption "Corporate general & administrative."
Unaudited pro forma financial information in the aggregate is presented below for certain acquisitions. The unaudited pro forma information presented below includes the effects of the acquisitions as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma finanical information has not been presented for DF-I Edenton, DF-I Moyock, and DF-I Courtland as the Company's management has determined that their inclusion would not be meaningful due to the lack of operating history.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental revenue	$3,684,359	$2,604,383	$11,149,907	$6,934,315
Net loss	$(4,093,147)	$(2,861,306)	$(8,013,106)	$(5,651,799)
Basic loss per share	$(0.55)	$(0.61)	$(1.10)	$(1.50)
Diluted loss per share	$(0.55)	$(0.61)	$(1.10)	$(1.50)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable
The Company’s loans payable consist of the following:

	Monthly		Interest		September 30,	December 31,
Property/Description	Payment		Rate	Maturity	2014	2013
					(unaudited)
Shoppes at Eagle Harbor	$24,692		4.34%	March 2018	$3,806,965	$3,905,321
Lumber River Plaza	$18,414		5.65%	May 2015	2,915,044	2,973,987
Monarch Bank Building	$9,473		4.15%	December 2017	1,444,275	1,483,230
Perimeter Square	$28,089		6.38%	June 2016	4,325,681	4,417,812
Riversedge North	$13,556		6.00%	January 2019	1,018,865	2,061,790
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,649,148	—
Harps at Harbor Point	$18,122		3.99%	December 2015	3,272,979	3,335,628
Twin City Commons	$17,827		4.86%	January 2023	3,292,179	3,330,108
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	6,289,116	6,409,077
Bixby Commons	Interest only		2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only		4.25%	September 2015	2,074,432	—
Forrest Gallery	$50,973		5.40%	September 2023	9,075,000	9,075,000
Jenks Reasors	Interest only		4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797		5.56%	September 2023	8,776,046	8,859,888
Starbucks/Verizon	$4,383		5.00%	July 2019	656,911	—
Winslow Plaza	Interest only		5.22%	December 2015	5,000,000	5,000,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	—
Harrodsburg Marketplace	Interest only		4.55%	September 2024	3,750,000	—
Port Crossing	$34,788		4.84%	August 2024	6,592,720	—
LaGrange Marketplace	Interest only		5.00%	February 2020	2,477,555	—
Freeway Junction	Interest only		4.60%	October 2024	8,150,000	—
DF I-Courtland	$1,411		6.50%	January 2019	118,032	—
DF I-Edenton	$250,000	[1]	3.75%	September 2016	2,150,000	—
DF I-Moyock	$10,665		5.00%	July 2019	547,609	—
Graystone Crossing	$20,386		4.55%	September 2024	4,000,000	—
Senior convertible notes	Interest only		9.00%	December 2018	6,000,000	6,000,000
Senior non-convertible notes	Interest only		9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	2,160,000	—
South Carolina Food Lions note	Interest only		5.25%	January 2024	12,375,000	12,375,000
Starbucks/Verizon	$7,405		6.50%	July 2015	—	621,197
Walnut Hill Plaza	$25,269		6.75%	July 2014	—	3,464,465
Bank Line of Credit	Interest only		4.50%	May 2015	—	2,000,000
Total Loans Payable					$129,792,557	$94,562,503
(1) $250,000 plus accrued interest paid quarterly until maturity.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable (continued)
Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of September 30, 2014 are as follows:

For the Periods Ending September 30,

(unaudited)
2015	$7,558,004
2016	29,327,104
2017	5,312,947
2018	12,486,112
2019	8,882,096
Thereafter	66,226,294
Total principal maturities	$129,792,557

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

On September 16, 2014, the Company entered into a Promissory Note (the “Note”) for a $3,000,000 line of credit. The Note matures on September 16, 2015, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property. Concurrently with this transaction, the Company paid off its $2,000,000 line of credit.

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2014 are as follows:

For the Periods Ending September 30,
(unaudited)
2015	$15,458,543
2016	13,880,334
2017	11,985,750
2018	9,004,755
2019	6,329,581
Thereafter	35,858,260
$92,517,223

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
As of September 30, 2014, 1,708,250 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 1,648,900 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $6,000,000 of senior convertible debt are eligible to be converted into 9,661,579 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at September 30, 2014. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Common unit and common shareholders	$996,657	$809,120	[1]	$2,930,094	$1,892,630
Preferred shareholders	$1,088,062	$79,049		$1,552,320	$101,549
(1) Amount was previously erroneously disclosed as $989,705; however, it had no effect on any previously reported amounts.

On September 16, 2014, the Company declared a $0.035 per share dividend payable on or about October 31, 2014 to shareholders and unitholders of record as of September 30, 2014. Accordingly, the Company has accrued $332,436 as of September 30, 2014 for this dividend.
During the three months ended September 30, 2014, the Company declared quarterly dividends of $968,209 to preferred shareholders of record as of September 30, 2014 to be paid on October 15, 2014. Accordingly, the Company has accrued $968,209 as of September 30, 2014 for this dividend.
Series B Preferred Stock Offering
On April 29, 2014, the Company completed its Series B Preferred Stock Offering (“Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred Stock and warrants to purchase 864,000 of the Company’s common stock. On May 21, 2014, the Company's underwriters exercised their over-allotment option, in which 21,600 units were issued, consisting of 108,000 additional shares of Series B Preferred Stock, and an additional 129,600 warrants. The Series B Preferred Stock bears interest at a rate of 9% per annum and has a conversion price of $5.00 per share of common stock, which if fully converted would result in the issuance of 9,661,579 shares of the Company's common stock. The Series B Preferred Stock will automatically convert into shares of the Company’s common stock if the 20-day volume weighted adjusted closing price of the Company's common stock exceeds $7.25 per share on the NASDAQ Capital Market. Each warrant permits investors to purchase one share of common stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Offering totaled $18,671,378, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Offering will be used for future acquisitions and for general corporate purposes.
On September 17, 2014, the Company completed a follow-on Series B Preferred Stock Offering ("Secondary Offering"), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred Stock and warrants to purchase 864,000 of the Company's common stock. On September 23, 2014, the Company's underwriters exercised their over-allotment option, in which 20,200 units were issued, consisting of 101,000 additional shares of Series B Preferred Stock, and an additional 129,600 warrants. Net proceeds from the Secondary Offering totaled $18,576,250, which includes the impact of the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Equity (continued)

underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Secondary Offering will be used for future acquisitions and for general corporate purposes.
On April 24, 2014, in contemplation of the Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000, and authorized 1,000,000 shares of Series B Preferred Stock for the Offering. On August 19, 2014, the number of Series B Preferred Stock authorized was increased from 1,000,000 to 3,000,000 in contemplation of the Secondary Offering.
Equity Issuances under Share Incentive Plan
During the nine months ended September 30, 2014, the Company issued 40,274 shares to directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $190,000. As of September 30, 2014, there are 459,726 shares available for issuance under the Company’s Share Incentive Plan.
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
On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter expects to amend its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in its financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.
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
The following summarizes related party activity as of and for the nine months ended September 30, 2014 and 2013 (unaudited):

	September 30,
	2014	2013
Amounts paid to Wheeler Interests and its affiliates	$2,798,847	$1,412,126
Amounts due to/(from) Wheeler Interests and its affiliates	$(193,532)	$69,485
Rent and reimbursement income received from Wheeler Interests	$296,403	$297,432
Rent and other tenant receivables due from Wheeler Interests	$509,331	$379,481

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Subsequent Events
Bryan Station Acquisition
On October 2, 2014, the Company completed its acquisition of Bryan Station, an 54,397 square foot shopping center located in Lexington, Kentucky (“Bryan Station”) for a contract price of $6,100,000, paid through a combination of cash and debt. Bryan Station is currently 100% leased and its major tenants include Planet Fitness and Shoe Carnival.
Crockett Square Acquisition
On November 5, 2014, the Company completed its acquisition of Crockett Square, a 101,722 square foot shopping center located in Morristown, Tennessee ("Crockett Square") for a contract price of $9,750,000, paid through a combination of cash and debt. Crockett Square is currently 100% leased and its major tenants include Hobby Lobby, Dollar Tree and Pier 1 Imports.
Contribution of Operating Companies' Membership Interests
On October 24, 2014, the Operating Partnership entered into a Membership Interest Contribution Agreement ("Contribution Agreement") with Mr. Wheeler, for the contribution of Mr. Wheeler's membership interests in Wheeler Interests and WHLR Management, LLC ("WHLR Management", along with Wheeler Interests collectively the "Operating Companies"). Wheeler Interests wholly owns Wheeler Real Estate, LLC. These entities were wholly owned by Mr. Wheeler at the time of the Contribution Agreement. The purpose of the Contribution Agreement was to internalize the management of the Trust. Pursuant to the terms of the Contribution Agreement, Mr. Wheeler received 1,516,853 common units of the Operating Partnership worth $6,750,000 at the time of issuance.

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
The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement on Form S-11 (as amended) filed with the Securities and Exchange Commission (“SEC”) on September 9, 2014.
Executive Overview
The September 30, 2014 three and nine month periods include the combined operations of all properties owned at December 31, 2013 as described in our 2013 Form 10-K, and a partial quarter of operations for Cypress Shopping Center, Port Crossing Shopping Center, Harrodsburg Marketplace, LaGrange Marketplace, Freeway Junction, and Graystone Crossing. Conversely, the September 2013 three and nine month periods only include a full period of combined operations for all properties owned at December 31, 2012 as described in our 2012 Annual Report on Form 10-K ("2012 Form 10-K"), a full quarter of operations for the Bixby Commons property that was acquired in June 2013, and a partial quarter of operations for the Jenks Reasors, Forrest Gallery and Tampa Festival properties, which were all acquired in August and September 2013. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2013 annual period (collectively referred to as “same stores”) and of those properties acquired during 2013 and 2014(collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2013 had on our results of operations.
Leasing Activity
Renewals during the first nine months of 2014 were comprised of twenty-three deals totaling 106,470 square feet with a weighted average increase of $0.15 per square foot. The rates on negotiated renewals resulted in a weighted average increase of $0.93 per square foot on eleven renewals and a $5.19 per square foot decrease on four renewals. Eight of the twenty-three renewals resulted in no changes to rent per square foot, while eleven renewals represented options being exercised.
New lease activity during the first nine months of 2014 was comprised of fourteen deals totaling 33,996 square feet with a weighted average rate of $12.60 per square foot. There were no leases that expired during the period that were not renewed by the tenant.
Approximately 5.56% of our gross leasable area is subject to leases that expire during the twelve months ending September 30, 2015 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Acquisitions
On July 1, 2014, we completed the acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8,300,000, paid through a combination of cash and debt. Cypress is currently 94% leased and its major tenants include Bi-Lo and Dollar General.
On July 1, 2014, we completed the acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5,000,000, paid through a combination of cash and debt. Harrodsburg is currently 97% leased and its major tenants include Kroger and Arby's.
On July 3, 2014, we completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9,311,400. Port Crossing is 92% leased and is anchored by a Food Lion grocery store. we acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.
On July 25, 2014, we completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3,695,000. LaGrange is 93% leased and is anchored by a Food Depot grocery store. We acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.
On August 15, 2014, we completed its acquisition of DF I-Courtland, LLC ("DF I-Courtland"), consisting of a 1.03 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $893,900. We believe that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but we believe that it could support a retail facility that would be complementary to our existing portfolio.
On August 15, 2014, we completed its acquisition of DF I-Moyock, LLC ("DF I-Moyock"), consisting of a 1.28 acre parcel of undeveloped real estate located in Moyock, North Carolina, for a contract price of $908,100. We believe that this parcel can accommodate a 9,000 square foot facility. There are currently no development plans for DF I-Moyock, but we believe that it could support a retail facility that would be complementary to our existing portfolio.
On August 15, 2014, we completed its acquisition of Edenton Commons ("Edenton Commons"), consisting of a 53.82 acre parcel of undeveloped real estate located in Edenton, North Carolina, for a contract price of $2,395,000. We believe that this parcel can accommodate a 225,000 square foot facility. There are currently no development plans for Edenton Commons, but we believe that it could support a retail facility that would be complementary to our existing portfolio.
On September 4, 2014, we completed the acquisition of Freeway Junction, a 156,834 square foot shopping center located in Stockbridge, Georgia ("Freeway Junction") for a contract price of $10,450,000, paid through a combination of cash and debt. Freeway Junction is 98% leased and is anchored by Northern Tool, Ollie's Bargain Outlet, Goodwill and Farmer's Furniture.
On September 26, 2014, we completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5,400,000, paid through a combination of cash and debt. Graystone Crossing is 100% leased and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.
On October 2, 2014, the Company completed its acquisition of Bryan Station, an 54,397 square foot shopping center located in Lexington, Kentucky (“Bryan Station”) for a contract price of $6,100,000, paid through a combination of cash and debt. Bryan Station is currently 100% leased and its major tenants include Planet Fitness and Shoe Carnival.
On November 5, 2014, the Company completed its acquisition of Crockett Square, a 101,722 square foot shopping center located in Morristown, Tennessee ("Crockett Square") for a contract price of $9,750,000, paid through a combination of cash and debt. Crockett Square is currently 100% leased and its major tenants include Hobby Lobby, Dollar Tree and Pier 1 Imports.

Critical Accounting Policies
In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2013 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2014. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ending September 30,		Nine Months Ending September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2014	2013	2014	2013	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated	32	15	32	15	17	113.33%	17	113.33%
Aggregate gross leasable area	1,755,845	982,429	1,755,845	982,429	773,416	78.72%	773,416	78.72%
Ending occupancy rate	95.20%	95.00%	95.20%	95.00%	0.20%	0.21%	0.20%	0.21%
FINANCIAL DATA:
Rental revenues	$3,448,406	$1,806,118	$9,396,506	$4,624,612	$1,642,288	90.93%	$4,771,894	103.18%
Other revenues	719,424	170,334	2,069,170	598,736	549,090	322.36%	1,470,434	245.59%
Total Revenue	4,167,830	1,976,452	11,465,676	5,223,348	2,191,378	110.87%	6,242,328	119.51%
EXPENSES:
Property operations	1,155,666	383,276	2,987,885	968,846	772,390	201.52%	2,019,039	208.40%
Depreciation and amortization	2,205,244	872,213	5,726,790	2,204,899	1,333,031	152.83%	3,521,891	159.73%
Provision for credit losses	46,774	32,017	18,742	69,920	14,757	46.09%	(51,178)	(73.20)%
Corporate general & administrative	3,041,064	2,609,726	5,258,931	4,766,293	431,338	16.53%	492,638	10.34%
Total Operating Expenses	6,448,748	3,897,232	13,992,348	8,009,958	2,551,516	65.47%	5,982,390	74.69%
Operating Loss	(2,280,918)	(1,920,780)	(2,526,672)	(2,786,610)	(360,138)	18.75%	259,938	(9.33)%
Interest expense	(1,720,835)	(592,231)	(4,626,410)	(1,587,946)	(1,128,604)	190.57%	(3,038,464)	191.35%
Net Loss	(4,001,753)	(2,513,011)	(7,153,082)	(4,374,556)	(1,488,742)	59.24%	(2,778,526)	63.52%
Net loss attributable to noncontrolling interests	(487,284)	(793,360)	(655,987)	(950,264)	306,076	(38.58)%	294,277	(30.97)%
Net Loss Attributable to Wheeler REIT	$(3,514,469)	$(1,719,651)	$(6,497,095)	$(3,424,292)	$(1,794,818)	104.37%	$(3,072,803)	89.74%

Same Store and New Store Operating Income
The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since eight of our twelve 2013 acquisitions and the nine 2014 acquisitions occurred subsequent to September 30, 2013.

	Three Months Ended September 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$1,551,092	$1,568,010	$2,616,738	$408,442	$4,167,830	$1,976,452
Property expenses	358,185	329,537	797,481	53,739	1,155,666	383,276
Property Net Operating Income	1,192,907	1,238,473	1,819,257	354,703	3,012,164	1,593,176
Depreciation and amortization	517,064	647,161	1,688,180	225,052	2,205,244	872,213
Provision for credit losses	18,258	32,017	28,516	—	46,774	32,017
Corporate general & administrative	1,096,559	1,512,334	1,944,505	1,097,392	3,041,064	2,609,726
Total Other Operating Expenses	1,631,881	2,191,512	3,661,201	1,322,444	5,293,082	3,513,956
Interest expense	781,445	419,999	939,390	172,232	1,720,835	592,231
Net Loss	$(1,220,419)	$(1,373,038)	$(2,781,334)	$(1,139,973)	$(4,001,753)	$(2,513,011)

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$4,805,827	$4,772,173	$6,659,849	$451,175	$11,465,676	$5,223,348
Property expenses	1,031,529	915,107	1,956,356	53,739	2,987,885	968,846
Property Net Operating Income	3,774,298	3,857,066	4,703,493	397,436	8,477,791	4,254,502
Depreciation and amortization	1,536,453	1,954,097	4,190,337	250,802	5,726,790	2,204,899
Provision for credit losses	(9,774)	69,920	28,516	—	18,742	69,920
Corporate general & administrative	3,191,151	3,350,552	2,067,780	1,415,741	5,258,931	4,766,293
Total Other Operating Expenses	4,717,830	5,374,569	6,286,633	1,666,543	11,004,463	7,041,112
Interest expense	2,317,593	1,413,633	2,308,817	174,313	4,626,410	1,587,946
Net Loss	$(3,261,125)	$(2,931,136)	$(3,891,957)	$(1,443,420)	$(7,153,082)	$(4,374,556)
Property Revenues
Total same store property revenues for the three and nine month periods ended September 30, 2014 were $1.55 million and $4.81 million, compared to $1.57 million and $4.77 million for the three and nine month periods ended September 30, 2013. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments and contractual rent adjustments.
The three and nine month periods ended September 30, 2014 represent full periods of operations reported for the twelve acquisitions made in 2013, and a partial quarter of operations for the six acquisitions made in the three months ended September 30, 2014. These properties (new stores) contributed $2.62 million and $6.66 million in revenues for the three and nine month periods ended September 30, 2014, respectively, compared to $408,442 and $451,175 for the three and nine month periods ended September 30, 2013. The September 2013 periods only included a partial quarter of activity for the Jenks Reasors, Forrest Gallery, Tampa Festival property acquired during August and September 2013. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store operating expenses for the three and nine month periods ended September 30, 2014 were $358,185 and $1,031,529, respectively, compared to $329,537 and $915,107 for the three and nine month periods ended September 30, 2013, respectively. The increase for both periods was primarily due to timing of repairs and maintenance, and increases in snow removal and utility expenses which were caused by the unusually inclement weather experienced in our markets for the nine months ended September 30, 2014 as compared to the 2013 nine month period. Total snow removal for all properties was approximately $98,400 during the September 2014 nine month period as compared to approximately $11,400 during the September 2013 nine month period.

There were no significant unusual or non-recurring items included in new store property expenses for the three and nine month periods ended September 30, 2014.
Property Net Operating Income

Total property net operating income was $3.01 million and $8.48 million for the three and nine month periods ended September 30, 2014, respectively, compared to $1.59 million and $4.25 million for the three and nine month periods ended September 30, 2013, respectively. The September 2014 three and nine month period results represent increases of $1.42 million and $4.23 million, respectively, over the comparable September 2013 periods. New stores accounted for the majority of these increases by generating $1.82 million and $4.70 million in property net operating income for the three and nine month periods ended September 30, 2014, respectively, compared to $354,703 and $397,436 for the three and nine month periods ended September 30, 2013, respectively. The increases primarily resulted from a full period of operations for the September 2014 three and nine month periods related to the twelve assets acquired during 2013.

Other Operating Expenses
Same store other operating expenses for the three and nine month periods ended September 30, 2014 period were $1.63 million and $4.72 million, respectively, representing decreases of $559,631 and $656,739 respectively, over the three and nine month periods ended September 30, 2013. These reductions in same stare operating expenses resulted from decreases in depreciation and amortization of $130,097 and $417,644, respectively, and decreases of $415,775 and $159,401, respectively, in general and administrative expenses for the three and nine months ended September 30, 2014. The decreases in same store depreciation and amortization expense for the three and nine month periods ended September 30, 2014, resulted from more assets becoming fully depreciated and amortized since the September 2013 period.
Total general and administrative expenses for the three and nine months ended September 30, 2014 increased $431,338 and $492,638, respectively. During the nine months ended September 30, 2014, we incurred approximately $1.9 million of professional fees related to acquisitions and capital transactions, compared to approximately $2.0 million for the 2013 period. The 2014 acquisition expenses were associated with the acquisitions completed in the three months ended September 30, 2014, primarily related to financial statement audits, appraisals and legal matters. The expenses associated with capital transactions primarily related to the legal fees incurred to register the underlying common shares that would result from common unit redemptions. Additionally, we incurred a significant amount of travel and other costs as a result of the April and September 2014 Series B Preferred Stock offerings, and an increase in our administrative services expense due to the increase in the number of properties owned. General and administrative expenses for the nine months ended September 30, 2014 also include approximately $95,000 of franchise and other state taxes and $190,000 of noncash share-based compensation that were not incurred during the 2013 period. Conversely, general and administrative expenses for the nine months ended September 30, 2013 included approximately $1.12 million related to the Perimeter and Harp's legal matters. The Harp's legal matter was ultimately settled by a related party with no liability to us.
Interest Expense
Same store interest expense was $781,445 and $2.32 million for the three and nine month periods ended September 30, 2014, respectively, which represent increases of $361,446 and $903,960 as compared to $419,999 and $1,413,633 for the three and nine month periods ended September 30, 2013, respectively. The increase primarily resulted from the issuance of $12.16 million in senior convertible and non-convertible notes in December 2013 and January 2014. Total interest expense for the three and nine months ended September 30, 2014 increased $1.13 million and $3.04 million, respectively. In addition to the impact of the senior debt, total interest expense was affected by the issuance of $52.4 million of acquisition-related debt since September 2013.
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
Below is a comparison of same and new store FFO for the three and nine month periods ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(1,220,419)	$(1,373,038)	$(2,781,334)	$(1,139,973)	$(4,001,753)	$(2,513,011)	$(1,488,742)	59.24%
Depreciation of real estate assets	517,064	647,161	1,688,180	225,052	2,205,244	872,213	1,333,031	152.83%
Total FFO	$(703,355)	$(725,877)	$(1,093,154)	$(914,921)	$(1,796,509)	$(1,640,798)	$(155,711)	9.49%

	Nine Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(3,261,125)	$(2,931,136)	$(3,891,957)	$(1,443,420)	$(7,153,082)	$(4,374,556)	$(2,778,526)	63.52%
Depreciation of real estate assets	1,536,453	1,954,097	4,190,337	250,802	5,726,790	2,204,899	3,521,891	159.73%
Total FFO	$(1,724,672)	$(977,039)	$298,380	$(1,192,618)	$(1,426,292)	$(2,169,657)	$743,365	(34.26)%
During the three and nine month periods ended September 30, 2014, same store FFO increased $22,522 and decreased$747,633, respectively, primarily due to increases of $361,446 and $903,960, respectively, in same store interest expense, partially offset by decreases of $415,775 and $159,401, respectively, in corporate general and administrative expenses for the three and nine month periods ended September 30, 2014. Total FFO decreased $155,711 for the three month period ended September 30, 2014, and increased $743,365 for the nine month period ended September 30, 2014, primarily as a result of the additional FFO generated by the twelve properties acquired during 2013 and the six properties acquired during the September 2014 three month period. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs and share-based compensation, total core FFO for the three and nine month periods ended September 30, 2014 would have been $(1,150,215) and $(470,412), respectively, representing decreases of $1,265,926 and $1,042,666 over the September 2013 three and nine month periods, as shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total FFO	$(1,796,509)	$(1,640,798)	$(1,426,292)	$(2,169,657)
Preferred stock dividends	(1,088,062)	(79,049)	(1,552,320)	(101,549)
Total FFO available to common shareholders and common unitholders	(2,884,571)	(1,719,847)	(2,978,612)	(2,271,206)
Acquisition fees and related legal and accounting costs	1,505,000	1,328,000	1,905,000	2,041,000
Share-based compensation	45,000	—	190,000	—
Harp's and Perimeter accruals	—	856,000	—	1,123,000
Other noncash adjustments	184,356	(348,442)	413,200	(320,540)
Total Core FFO	$(1,150,215)	$115,711	$(470,412)	$572,254
Preferred stock dividends for the three and nine month periods ended September 30, 2014 include approximately $461,800, representing a full quarter of dividends related to the September 2014 Series B convertible preferred stock offering. However, only a small portion of the proceeds generated in this offering were invested as of September 30, 2014. Additionally, the majority of the proceeds generated in the April 2014 Series B convertible preferred stock offering were invested during the three months ended September 30, 2014. Accordingly, the full impact on FFO of investing the proceeds of these offerings will be realized in subsequent periods.

Liquidity and Capital Resources
At September 30, 2014, our consolidated cash and cash equivalents totaled $19.86 million compared to consolidated cash and cash equivalents of $1.16 million at December 31, 2013. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2014 and 2013 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2014	2013	$	%
Operating activities	$(4,724,037)	$(1,696,528)	$(3,027,509)	178.45%
Investing activities	$(11,611,742)	$(14,350,912)	$2,739,170	(19.09)%
Financing activities	$35,043,910	$15,815,305	$19,228,605	121.58%
Operating Activities
During the nine months ended September 30, 2014, our cash flows used by operating activities were $4.72 million, compared to cash flows used in operating activities of $1.70 million during the nine months ended September 30, 2013. Operating cash flows were primarily impacted by the $2.78 million increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $2.02 million increase in total property operations expenses associated with operating the REIT and the addition of seventeen properties since September 2013. Also impacting operating cash flows was approximately $2.9 million paid in escrows on our two contemplated acquisitions which were completed subsequent to September 30, 2014, with the majority of it related to the Bryan Station acquisition that closed on October 2, 2014, but required the equity funds to be escrowed on September 30, 2014. However, our operating cash flows were positively impacted by the $743,365 increase in FFO for the nine months ended September 30, 2014, compared to the same period in 2013, primarily resulting from the additional FFO generated by the seventeen properties acquired since September 2013.
Investing Activities
During the nine months ended September 30, 2014, our cash flows used in investing activities were $11.61 million, compared to cash flows used in investing activities of $14.35 million during the nine months ended September 30, 2013. The 2014 amount reflects the cash used to acquire the nine properties in the nine months ended September 30, 2014. The 2013 amount includes the cash used to acquire four properties in the nine months ended September 30, 2013.
Financing Activities
During the nine months ended September 30, 2014, our cash flows from financing activities were $35.04 million, compared to $15.82 million of cash flows from financing activities during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we received $37.45 million from the completion of our Series B convertible preferred stock offerings in April and September 2014, and $2.16 million of proceeds from the issuance of senior non-convertible notes in January 2014. These proceeds were partially offset by dividends and distributions, which increased to $3.36 million in the nine months ended September 30, 2014 from $1,853,682 during the nine months ended September 30, 2013 period as a result of the additional 4,120,350 shares of common stock outstanding during the September 2014 period as compared to the September 2013 period, and the Series B convertible preferred stock issued.
Refinancing activity during the nine months ended September 30, 2014 included the refinancing of two loans totaling $4.03 million with new loans totaling $4.31 million, and the payoff of a $2.0 million line of credit, which was replaced with a new $3.0 million line of credit. During the nine months ended September 30, 2013, we refinanced $10.3 million in loans that matured during the period. Excluding the net impact of the refinancing transactions, principal payments on mortgage indebtedness increased to approximately $1.64 million during the nine months ended September 30, 2014 from $784,000 during the nine months ended September 30, 2013, which primarily relates to the $52.4 million in acquisition-related loans resulting from from the seventeen acquisitions made since September 2013.
As of September 30, 2014 and December 31, 2013, our debt balances consisted of the following:

	September 30, 2014	December 31, 2013
Fixed-rate notes	$129,792,557	$94,562,503

The weighted average interest rate and term of our fixed-rate debt are 5.18% and 5.91 years, respectively, at September 30, 2014. We have $7.56 million of debt maturing during the twelve months ending September 30, 2015. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
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

On September 16, 2014, we entered into a Promissory Note (the “Note”) for a $3,000,000 line of credit. The Note matures on September 16, 2015, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property. Concurrently with this transaction, we paid off our $2,000,000 line of credit.

Future Liquidity Needs
The $7.56 million in debt maturities, ongoing debt service and the $0.42 per share targeted annual dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
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
In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing thirty-three properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.
Off-Balance Sheet Arrangements
As of September 30, 2014, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard is effective for us in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable for smaller reporting companies.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2014 (the end of the period covered by this Report).
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
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1
Articles of Amendment and Restatement of Registrant, as corrected by the Certificate of Correction of Articles of Amendment and Restatement for Wheeler Real Estate Investment Trust, Inc., dated April 25, 2014 and Certificate of Correction of Articles of Amendment and Restatement for Wheeler Real Estate Investment Trust, Inc., dated August 18, 2014, as amended by the Wheeler Real Estate Investment Trust, Inc., Articles of Amendment dated August 15, 2014 (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (File No. 333-198245), filed on August 20, 2014, and incorporated herein by reference. (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

10.1	Form of Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (2)

10.3	Employment Agreement with Jon S. Wheeler (5)

10.4	Employment Agreement with Steven M. Belote (5)

10.5	Employment Agreement with Robin A. Hanisch (5)

10.6	Subordination Agreement (5)

10.7	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (1)

10.8	Contribution and Subscription Agreement by and among Wheeler REIT, L.P. and the members of PCSC Associates, LLC (6)

10.9	Contribution and Subscription Agreement by and among Wheeler REIT, L.P. and the members of LaGrange Associates, LLC (7)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (8)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

101.INS	XBRL Instance Document (8)

101.SCH	XBRL Taxonomy Extension Schema Document (8)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (8)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (8)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (8)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (8)

(1)	Incorporated by reference to the Registrant’s report on Form 8-K, File No. 001-35713 filed on April 29, 2014.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245), previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on July 7, 2014.

(7)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on July 30, 2014.

(8)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date:	November 13, 2014