Form 10-K/A
period 2013-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2015-01-08
CIK 1527541

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“Form 10-K”), as filed with the Securities and Exchange Commission (“SEC”) on March 21, 2014, is to address comments we received from the SEC in connection with disclosures required by Item 10(e) of Regulation S-K for non-GAAP measures, add the required directors and officers signatures required by General Instruction D of Form 10-K and to provide additional disclosure identifying the nature of tenant reimbursements and other revenues on the Consolidated and Combined Statements of Operations.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update any other disclosures made in the Form 10-K.

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2013	2012	$	%
PROPERTY DATA:
Number of properties owned and operated	23	11	12	109.1%
Aggregate gross leasable area	1,294,572	470,350	824,222	175.24%
Ending occupancy rate	94.0%	94.3%	-0.3%	-0.32%
FINANCIAL DATA:
Rental revenues	$7,158,549	$1,963,681	$5,194,868	264.55%
Tenant reimbursements and other revenues	1,548,943	470,298	1,078,645	229.35%

Total Revenue	8,707,492	2,433,979	6,273,513	257.75%

EXPENSES:
Property operations	1,713,957	519,220	1,194,737	230.10%
Depreciation and amortization	3,466,957	822,152	2,644,805	321.69%
Provision for credit losses	106,828	25,000	81,828	327.31%
Corporate general & administrative	5,297,166	1,307,151	3,990,015	305.25%

Total Operating Expenses	10,584,908	2,673,523	7,911,385	295.92%

Operating Loss	(1,877,416)	(239,544)	(1,637,872)	(683.75%)
Interest expense	(2,497,810)	(966,113)	(1,531,697)	(158.54%)

Net Loss	(4,375,226)	(1,205,657)	(3,169,569)	(262.89%)
Net loss attributable to noncontrolling interests	(714,972)	(43,880)	(671,092)	(1,529.38%)

Net Loss Attributable to Wheeler REIT	$(3,660,254)	$(1,161,777)	$(2,498,477)	(215.06%)

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

We believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Core FFO, which we define to exclude such items. Management believes that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, we believe that Core FFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that Core FFO presented by us is comparable to the adjusted or modified FFO of other REITs.

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
Steven M. Belote
Chief Financial Officer

Date: January 8, 2015

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Jon S. Wheeler and Steven M. Belore as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date

/S/ JON S. WHEELER Jon. S. Wheeler	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 8, 2015

/S/ STEVEN M. BELOTE Steven M. Belote	Chief Financial Officer (Principal Financing and Accounting Officer)	January 8, 2015

/S/ CHRISTOPHER J. ETTEL Christopher J. Ettel	Director	January 8, 2015

/S/ DAVID KELLY David Kelly	Director	January 8, 2015

/S/ WILLIAM W. KING William W. King	Director	January 8, 2015

/S/ WARREN D. HARRIS Warren D. Harris	Director	January 8, 2015

/S/ CARL B. MCGOWAN, JR. Carl B. McGowan, Jr.	Director	January 8, 2015

/S/ ANN L. MCKINNEY Ann L. McKinney	Director	January 8, 2015

/S/ JEFFREY ZWERDLING Jeffrey Zwerdling	Director	January 8, 2015

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Statements of Operations

	Years Ended December 31,
	2013	2012
REVENUE:
Rental revenues	$7,158,549	$1,963,681
Tenant reimbursements and other revenues	1,548,943	470,298

Total Revenue	8,707,492	2,433,979

OPERATING EXPENSES:
Property operations	1,713,957	519,220
Depreciation and amortization	3,466,957	822,152
Provision for credit losses	106,828	25,000
Corporate general & administrative	5,297,166	1,307,151

Total Operating Expenses	10,584,908	2,673,523

Operating Loss	(1,877,416)	(239,544)

Interest expense	(2,497,810)	(966,113)

Net Loss	(4,375,226)	(1,205,657)

Less: Net loss attributable to noncontrolling interests	(714,972)	(43,880)

Net Loss Attributable to Wheeler REIT	(3,660,254)	(1,161,777)

Preferred stock dividends	(141,418)	—

Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,801,672)	$(1,161,777)

Loss per share:
Basic and Diluted	$(0.82)	$(0.35)

Weighted-average number of shares:
Basic and Diluted	4,620,600	3,301,502

See accompanying notes to consolidated and combined financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Consolidated and Combined Statements of Equity

	Preferred Stock		Common Stock		Additional Paid-in	Capital	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Capital	Contributions	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2011	126,250	$505,000	—	—	—	$2,755,675	$(2,591,350)	$669,325	—	—	$669,325
Net proceeds from issuance of preferred stock	123,500	494,000	—	—	—	—	—	494,000	—	—	494,000
Issuance of common stock, net of expenses of $2.7 million	—	—	3,016,045	30,160	13,101,308	—	—	13,131,468	—	—	13,131,468
Issuance of common units in conjunction with REIT formation transactions	—	—	—	—	—	(2,755,675)	(1,311,068)	(4,066,743)	1,730,129	6,838,549	2,771,806
Issuance of common units in conjunction with acquisitions	—	—	—	—	—	—	—	—	127,939	750,421	750,421
Conversion of preferred stock to common stock	(249,750)	(999,000)	285,457	2,855	996,145	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	(378,904)	(378,904)	—	—	(378,904)
Net loss							(1,161,777)	(1,161,777)	—	(43,880)	(1,205,657)

Balance, December 31, 2012	—	—	3,301,502	33,015	14,097,453	—	(5,443,099)	8,687,369	1,858,068	7,545,090	$16,232,459

Issuance of common stock, net of expenses	—	—	3,162,500	31,625	11,830,573	—	—	11,862,198	—	—	11,862,198
Reclass of preferred stock to equity, net of expenses of $556,064	4,500	3,943,936	—	—	—	—	—	3,943,936	—	—	3,943,936
Conversion of preferred stock to common stock	(2,691)	(2,485,886)	656,998	6,570	2,472,148	—	—	(7,168)	—	—	(7,168)
Noncontrolling interest investments	—	—	—	—	—	—	—	—	214,284	945,271	945,271
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	(230,481)	—	—	(230,481)	—	230,481	—
Dividends and distributions	—	—	—	—	—	—	(2,194,900)	(2,194,900)	—	(799,761)	(2,994,661)
Net loss	—	—	—	—	—	—	(3,660,254)	(3,660,254)	—	(714,972)	(4,375,226)

Balance, December 31, 2013	1,809	$1,458,050	7,121,000	$71,210	$28,169,693	0	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809

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

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Consolidated and Combined Statements of Operations caption “Tenant reimbursements and other revenues.” This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2013 and 2012.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule II-Valuation and Qualifying Accounts

December 31, 2013

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2013	$75,250	$106,828	$—	$182,078
Year ended December 31, 2012	72,200	25,000	(21,950)	75,250

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule III-Real Estate and Accumulated Depreciation

December 31, 2013

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Amscot Building	$—	$461,700	$31,128	$—	$—	$492,828	$492,828
Harps at Harbor Point	1,093,507	2,891,853	—	—	1,093,507	2,891,853	3,985,360
Lumber River Village	800,413	4,486,787	142,398	—	942,811	4,486,787	5,429,598
Monarch Bank	496,591	1,908,659	77,704	—	496,591	1,986,364	2,482,954
Perimeter Square	1,566,431	5,081,193	109,828	—	1,566,431	5,191,021	6,757,452
Riversedge North	909,898	2,207,571	188,514	—	909,898	2,396,085	3,305,984
Surrey Plaza	380,731	1,856,515	—	—	380,731	1,856,515	2,237,246
The Shoppes at TJ Maxx	2,115,119	6,719,386	92,000	—	2,115,119	6,811,386	8,926,505
The Shoppes at Eagle Harbor	785,040	4,219,464	232,211	—	785,040	4,451,675	5,236,715
Twin City Commons	800,272	3,040,956	4,233	—	800,272	3,045,189	3,845,461
Walnut Hill Plaza	733,748	2,413,832	1,315,497	—	733,748	3,729,329	4,463,077
Bixby Commons	2,134,152	6,791,995	—	—	2,134,152	6,791,995	8,926,147
Tampa Festival	4,653,354	6,691,097	147,166	—	4,653,354	6,838,263	11,491,617
Forrest Gallery	3,015,372	7,454,580	170,080	—	3,015,372	7,624,660	10,640,032
Jenks Reasors	1,796,860	8,339,838	—	—	1,796,860	8,339,838	10,136,698
Starbucks/Verizon	—	1,137,971	—	—	—	1,137,971	1,137,971
Jenks Plaza	498,260	917,898	—	—	498,260	917,898	1,416,158
Winslow Plaza	1,324,983	3,684,286	—	—	1,324,983	3,684,286	5,009,269
Clover Plaza	356,338	1,196,704	—	—	356,338	1,196,704	1,553,042
St. George Plaza	705,645	1,264,212	—	—	705,645	1,264,212	1,969,857
South Square	352,587	1,911,330	—	—	352,587	1,911,330	2,263,917
Westland Square	886,829	1,709,665	—	—	886,829	1,709,665	2,596,494
Waterway Plaza	1,279,700	1,247,952	—	—	1,279,700	1,247,952	2,527,652

Totals	$26,685,830	$77,635,444	$2,510,759	$—	$26,828,228	$80,003,805	$106,832,033

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Amscot Building		$148,182	5/15/2004		5-40 years
Harps at Harbor Point	(1)	99,856		12/14/2012	5-40 years
Lumber River Village	(2)	210,788		11/16/2012	5-40 years
Monarch Bank	(3)	902,774		12/28/2007	5-40 years
Perimeter Square	(4)	220,411		11/16/2012	5-40 years
Riversedge North	(5)	745,840	4/17/2008		5-40 years
Surrey Plaza		83,827		12/21/2012	5-40 years
The Shoppes at TJ Maxx	(6)	289,713		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	(7)	625,227	9/9/2008		5-40 years
Twin City Commons	(8)	103,301		12/18/2012	5-40 years
Walnut Hill Plaza	(9)	1,222,339		12/14/2007	5-40 years
Bixby Commons	(10)	136,857		6/11/2013	5-40 years
Tampa Festival	(11)	86,255		8/26/2013	5-40 years
Forrest Gallery	(12)	100,314		8/29/2013	5-40 years
Jenks Reasors	(13)	63,794		9/25/2013	5-40 years
Starbucks/Verizon	(14)	8,090		10/21/2013	5-40 years
Jenks Plaza		872		12/17/2013	5-40 years
Winslow Plaza	(15)	3,540		12/19/2013	5-40 years
Clover Plaza	(16)	1,267		12/23/2013	5-40 years
St. George Plaza	(17)	1,309		12/23/2013	5-40 years
South Square	(18)	2,038		12/23/2013	5-40 years
Westland Square	(19)	1,804		12/23/2013	5-40 years
Waterway Plaza	(20)	1,300		12/23/2013	5-40 years

Totals		$5,059,698

	2013	2012
Balance at beginning of period	$46,637,221	$15,774,838
Additions during the period:
Acquisitions	59,487,722	30,815,046
Improvements	707,090	47,337

Balance at end of period	$106,832,033	$46,637,221

(1)	This property secures a $3.33 million mortgage note.
(2)	This property secures a $2.98 million mortgage note.
(3)	This property secures a $1.48 million mortgage note.
(4)	This property secures a $4.42 million mortgage note.
(5)	This property secures a $2.06 million mortgage note.
(6)	This property secures a $6.41 million mortgage note.
(7)	This property secures a $3.90 million mortgage note.
(8)	This property secures a $3.30 million mortgage note.
(9)	This property secures a $3.46 million mortgage note.
(10)	This property secures a $6.70 million mortgage note.
(11)	This property secures a $8.86 million mortgage note.
(12)	This property secures a $9.07 million mortgage note.
(13)	This property secures a $8.55 million mortgage note.
(14)	This property secures a $621,000 mortgage note.
(15)	This property secures a $5.00 million mortgage note.
(16)	This property secures a $2.10 million mortgage note.
(17)	This property secures a $2.65 million mortgage note.
(18)	This property secures a $2.16 million mortgage note.
(19)	This property secures a $2.76 million mortgage note.
(20)	This property secures a $2.70 million mortgage note.

EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. (1)

3.2	Amendment to Charter of Wheeler Real Estate Investment Trust, Inc. (2)

3.3	Amended and Restated Bylaws of Wheeler Real Estate Investment Trust, Inc. (1)

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (1)

4.2	Form of Series A Preferred Stock Certificate (3)

10.1	Agreement of Limited Partnership of Wheeler REIT, L.P. (1)

10.2	Indemnification Agreement between Wheeler Real Estate Investment Trust, Inc. and its officers and directors (1)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (1)

10.4	Employment Agreement with Jon S. Wheeler (1)

10.5	Employment Agreement with Steven M. Belote (1)

10.6	Employment Agreement with Robin A. Hanisch (1)

10.7	Administrative Services Agreement by and between Wheeler Real Estate Investment Trust, Inc. and WHLR Management, LLC (1)

10.8	Subordination Agreement (1)

21.1	Subsidiaries of Registrant (3)

23.1	Consent of Cherry Bekaert LLP (4)

31.1	Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

31.2	Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Code of Ethics (1)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema Document (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Wheeler Real Estate Investment Trust Inc.’s Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.
(2)	Filed as an exhibit to Wheeler Real Estate Investment Trust, Inc.’s Current Report on Form 8-K, filed on June 13, 2013 and hereby incorporated by reference.
(3)	Filed previously.
(4)	Filed herewith.