Form 10-K
period 2014-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2015-03-25
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Common stock, $0.01 par value (NASDAQ Capital Market)
Series B convertible preferred stock, no par value (NASDAQ Capital Market)
Warrants to acquire shares of common stock (NASDAQ Capital Market)
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company”
in Rule 12b-2 of the Exchange Act.:

Large accelerated file	☐	☐	Accelerated filer

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	☑	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2014 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,750,823.
As of March 24, 2015, there were 7,833,060 shares of common stock, $0.01 par value per share, outstanding.

FORWARD- LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") of Wheeler Real Estate Investment Trust, Inc. contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally and in specific geographic areas;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	availability of investment opportunities in real estate-related investments;

•	changes in the values of our assets;

•	our ability to make distributions to our stockholders in the future;

•	our expected investments and investment decisions;

•	changes in interest rates and the market value of our target assets;

•	our ability to renew leases at amounts and terms comparable to existing lease arrangements;

•	our ability to proceed with potential development opportunities for us and third-parties;

•	effects of hedging instruments on our target assets;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”);

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	availability of qualified personnel and management team;

•	the ability of our operating partnership and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;

•
our ability to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional authorized but unissued shares of our preferred stock and to classify or reclassify unissued shares of our preferred stock;

•	our understanding of our competition; and

•	market trends in our industry, interest rates, real estate values or the general economy;

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Virginia, Florida, Georgia, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia and New Jersey;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

These forward-looking statements should be read in light of these factors.

Part I

Item 1.    Business
Overview

Wheeler Real Estate Investment Trust, Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing retail properties with a primary focus on grocery-anchored centers. Our strategy is to opportunistically acquire and reinvigorate well-located, potentially dominant retail properties in secondary and tertiary markets that generate attractive risk-adjusted returns, with a particular emphasis on grocery-anchored retail centers. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional retailers that offer consumer goods and generate regular consumer traffic. We believe our tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

As of December 31, 2014, we own a portfolio consisting of thirty-six properties, including twenty-four retail shopping centers, six freestanding retail properties and one office property, totaling 1,904,146 gross leasable square feet of which approximately 96% are leased and five undeveloped land parcels totaling approximately 64 acres. We believe the current market environment creates a substantial number of favorable investment opportunities in our target markets with attractive yields on investment and significant upside potential in terms of income and gain.

We have 44 full-time and 4 part-time employees. Our management team has experience and capabilities across the real estate sector with experience in the aggregate and expertise particularly in the retail asset class, which we believe provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Because varying market conditions create opportunities at different times across the retail property sector, we believe our expertise enables us to target relatively more attractive investment opportunities throughout economic cycles. In addition, our fully integrated platform with in-house development capabilities allows us to pursue development and redevelopment projects with multiple uses. We believe that our ability to pursue these types of opportunities differentiates us from many competitors in our markets.

Our executive officers and the members of the management team have over 150 years of experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. They have overseen the acquisition or development and operation of more than sixty-five shopping centers, representing over 4 million gross leasable square feet of retail property, including all of the properties in our portfolio. Jon S. Wheeler, our Chairman and Chief Executive Officer, has over thirty-three years of experience in the real estate sector with particular experience in strategic financial and market analyses and assessments of new or existing properties to maximize returns. Mr. Wheeler has overseen the acquisition of over sixty properties. Steven M. Belote, our Chief Financial Officer since 2011, has over twenty years' experience as a Chief Financial Officer. Prior to joining us, Mr. Belote was the Chief Financial Officer of Shore Bank for sixteen years. As Chief Financial Officer of Shore Bank, he played an integral role in their initial public offering. Prior to Shore Bank, Mr. Belote spent seven years in public accounting. David Kelly, our Senior Vice President and Director of Acquisitions, has over twenty-five years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supevalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million. In addition, we recently hired Jeff Parker as our Director of Leasing. Mr. Parker is responsible for leasing operations over our growing portfolio of commercial assets. Prior to joining us, Mr. Parker served as Real Estate Portfolio Manager for the Southeast and Mid-Atlantic regions of the United States for Dollar Tree Stores, Inc. While at Dollar Tree, Mr. Parker was responsible for a portfolio of over 1,100 stores and created many key relationships throughout the industry. Prior to Dollar Tree, Mr. Parker spent ten years handling the leasing and sale of commercial properties for CB Richard Ellis of Virginia, Inc.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk adjusted returns to our shareholders by increasing cash flows at our existing properties and acquiring additional properties with attractive yields below replacement cost. We intend to achieve this objective utilizing the following investment strategy:

•
Focus on necessity-based retail. We intend to invest in retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. According to the Food marketing Institute, the average consumer in the US makes a trip to a grocery store 2.2 times per week. We believe targeting centers that provide essential goods and services such as groceries results in a stable, lower-risk portfolio of retail investment properties.

•
Target secondary and tertiary markets with strong demographics and demand. We believe these markets have limited competition from institutional buyers and relatively low levels of new construction. In evaluating potential acquisitions, we focus on areas with strong demographics such as population density, population growth, tenant sales trends and growth in household income, and we seek to identify properties in locations where there is a need for necessity-based retail and limited new supply. We generally will seek to avoid markets where we believe potential yields have decreased as a result of acquisition activity from institutional buyers.

•
Acquire properties that are the number one or number two centers in their respective markets. After we identify an attractive target market, we look to acquire the top center in that market. These centers will have anchor tenants with dominant market share, high sales per square feet, significant capital invested in their respective stores and limited proximity to competing centers.

•
Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has strong expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management such as common area maintenance, or CAM reimbursement and experience utilizing exterior parking for build to suit outparcels or pad sales. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. Operating expenses that qualify for CAM reimbursement include, but are not limited to, landscaping, parking field maintenance and repairs, building maintenance and repairs, utilities and their associated maintenance and repair within the shopping center. The amount that each tenant pays is determined on a pro-rata basis and our leases generally allow us to add an administrative fee of 15%. Some leases are structured such that there is a price per square foot cap on paying additional fees and charges. Additionally, in some cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our obligations towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

•
Selectively utilize our capital to improve retail properties. We intend to make capital investments where the return on such capital is accretive to our shareholders. We have significant expertise allocating capital to value-added improvements of retail properties to increase rents, extend long-term leases with anchor tenants and increasing occupancy. We will selectively allocate capital to revenue enhancing projects that we believe will improve the market position of a given property.

•
Selectively utilize our development capabilities for third parties. We intend to invest capital in development and re-development opportunities where we believe the return on such capital is accretive to our shareholders. We believe our experience in development will benefit us by providing opportunities to either develop properties for us at higher cap rates that result in positive returns to our operations or to develop for third parties which will result in development fee income for us. While this objective is not always possible, we generally want a development project to be at least 50% pre-leased prior to commencement.

•
Acquire properties that meet our strict underwriting guidelines and process. Initially, our underwriting process begins with a cursory review of the asset to determine if there is a fit with our acquisition criteria. The offering memorandum; seller’s financials; lease abstracts (anchor and small shop); rent roll; delinquency reports; assumable debt, if any; tenant sales reports; and the general physical structure of the asset are reviewed. By analyzing the trade area we can determine trade area demographics, how the target asset sits within the trade area compared to its competition and how that trade area is currently being serviced by the existing retail base. Provided the cursory review of the target asset is satisfactory we begin the primary underwriting. The acquisition analyst develops an eleven year cash flow analysis using Argus software utilizing lease abstracts, rent roll, financials provided by seller, and historical data from our own portfolio. Lease administration reviews the third-party abstracts of all leases giving particular attention to use restrictions/conflicts, lease termination rights, relocation rights and accuracy against the provided rent roll. Tenant interviews are done with all key tenants per a multi-point checklist. The property is reviewed internally by leasing, asset management and property management departments. Third party reports are generated for environmental, zoning, appraisal and property condition assessment. Legal reviews newly produced survey and title binder. Discussions are held with the local municipality, particularly economic development, zoning and planning to determine potential competitive activity, changes in traffic patterns and possible real estate tax exposure. Lastly, an on-site review of the asset by representatives of the Investment Committee of the Board of Directors, Mr. Wheeler, and Mr. Kelly, our Senior Vice President of Acquisitions, is required before the due diligence portion of any contract closes. In all, a checklist of over 100 items is reviewed and signed off prior to moving into the closing phase of the contract.

Policies With Respect to Certain Activities

The following is a discussion of certain of our investment, financing and other policies. These policies have been determined by our board of directors and, in general, may be amended or revised from time to time by our board of directors without a vote of our stockholders.

Investment Policies

Investments in Real Estate or Interests in Real Estate

We will conduct all of our investment activities through our Operating Partnership, Wheeler REIT, L.P., and its subsidiaries. Our investment objectives are to maximize the cash flow of our properties, acquire properties with cash flow growth potential, provide monthly cash distributions and achieve long-term capital appreciation for our stockholders through increases in the value of our company. Consistent with our policy to acquire assets for both income and capital gain, our Operating Partnership intends to hold its properties for investment with a view to long-term appreciation, to engage in the business of acquiring, developing and owning its properties and to make occasional sales of the properties as are consistent with our investment objectives. We have not established a specific policy regarding the relative priority of these investment objectives.

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

Change in Investment and Financing Objectives and Policies

Our investment policies and objectives and the methods of implementing our investment objectives and policies, except to the extent set forth in our charter, may be altered by our board of directors, without the approval of our stockholders. If we change these policies during the offering period, we will disclose these changes in a prospectus supplement prior to the effective time of these changes. If we change these policies after the offering, we will inform our stockholders of the change within ten days after our board of directors alters our investment objectives and policies, by either a press release or notice of an “other event” on a Current Report on Form 8-K or another method deemed reasonable by our board of directors.

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

Sale or Refinancing of Properties. Upon the sale of certain of the properties to be owned by us, certain unitholders could incur adverse tax consequences which are different from the tax consequences to us and to holders of our common stock. Consequently, unitholders may have differing objectives regarding the appropriate pricing and timing of any such sale or repayment of indebtedness.

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

Policies With Respect To Other Activities

We have authority to offer common stock, preferred stock or options to purchase stock in exchange for property and to repurchase or otherwise acquire our common stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We expect, but are not obligated, to issue common stock to holders of common units upon exercise of their redemption rights. Our board of directors has the authority, without further stockholder approval, to amend our charter to increase or decrease the number of authorized shares of common stock or preferred stock and authorize us to issue additional shares of common stock or preferred stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration, it deems appropriate. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than our Operating Partnership and do not intend to do so. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Code, or the Treasury regulations, our board of directors determines that it is no longer in our best interest to qualify as a REIT. In addition, we intend to make investments in such a way that we will not be treated as an investment company under the 1940 Act.

Reporting Policies

We make available to our stockholders our annual reports, including our audited consolidated financial statements. We are subject to the information reporting requirements of the Exchange Act. Pursuant to those requirements, we will be required to file annual and periodic reports, proxy statements and other information, including audited consolidated financial statements, with the SEC.

Item 1A.    Risk Factors.

Not applicable.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
Our Portfolio

At December 31, 2014, we own thirty-six properties, consisting of thirty income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Oklahoma, Tennessee and New Jersey, containing a total of 1,904,146 rentable square feet of retail space, which we refer to as our portfolio. The following table presents an overview of our portfolio, based on information as of December 31, 2014.
Portfolio

Property	Location	Number of Tenants	Gross Leasable Area	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent per Leased Square Foot
Amscot Building (2)	Tampa, FL	1	2,500	100.00%	$100,738	$40.30
Berkley	Norfolk, VA	(3)	(3)	(3)	(3)	(3)
Bixby Commons	Bixby, OK	1	75,000	100.00%	768,500	10.25
Bryan Station	Lexington, KY	9	54,397	100.00%	551,570	10.14
Clover Plaza	Clover, SC	10	45,575	100.00%	349,843	7.68
Courtland Commons	Courtland, VA	(3)	(3)	(3)	(3)	(3)
Crockett Square	Morristown, TN	4	107,122	100.00%	871,897	8.14
Cypress Shopping Center	Boiling Springs, SC	13	80,435	91.73%	755,162	10.23
Edenton Commons	Edenton, NC	(3)	(3)	(3)	(3)	(3)
Forrest Gallery	Tullahoma, TN	26	214,451	93.18%	1,181,234	5.91
Freeway Junction	Stockbridge, GA	17	156,834	97.75%	1,008,303	6.58
Graystone Crossing	Tega Cay, SC	11	21,997	100.00%	504,443	22.93
Harbor Point	Grove, OK	(3)	(3)	(3)	(3)	(3)
Harps at Harbor Point	Grove, OK	1	31,500	100.00%	364,432	11.57
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	97.00%	438,106	7.52
Jenks Plaza	Jenks, OK	5	7,800	100.00%	143,416	18.39
Jenks Reasors	Jenks, OK	1	81,000	100.00%	912,000	11.26
LaGrange Marketplace	LaGrange, GA	13	76,594	93.34%	385,317	5.39
Lumber River Village	Lumberton, NC	12	66,781	100.00%	499,890	7.49
Monarch Bank	Virginia Beach, VA	1	3,620	100.00%	250,538	69.21
Perimeter Square	Tulsa, OK	8	58,277	95.70%	677,789	12.15
Port Crossing	Harrisonburg, VA	8	65,365	92.40%	777,742	12.88
Riversedge North	Virginia Beach, VA	(4)	(4)	(4)	(4)	(4)
Shoppes at TJ Maxx	Richmond, VA	16	93,552	96.20%	1,047,809	11.64
South Square	Lancaster, SC	5	44,350	89.85%	318,822	8.00
Starbucks/Verizon (2)	Virginia Beach, VA	2	5,600	100.00%	185,695	33.16
St. George Plaza	St. George, SC	6	59,279	85.75%	354,383	6.97
Surrey Plaza	Hawkinsville, GA	5	42,680	100.00%	291,495	6.83
Tampa Festival	Tampa, FL	22	137,987	100.00%	1,224,156	8.87
The Shoppes at Eagle Harbor	Carrollton, VA	7	23,303	100.00%	478,546	20.54
Tulls Creek	Moyock, NC	(3)	(3)	(3)	(3)	(3)
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.00%	449,194	9.42
Walnut Hill Plaza	Petersburg, VA	11	87,239	85.22%	593,323	7.98
Waterway Plaza	Little River, SC	8	49,750	92.76%	396,233	8.59
Westland Square	West Columbia, SC	7	62,735	85.69%	435,311	8.10
Winslow Plaza	Sicklerville, NJ	15	40,695	94.10%	542,130	14.16
Total Portfolio		258	1,904,146	95.61%	$16,858,017	$9.26

(1)	Annualized base rent per leased square foot excludes the impact of tenant concessions.

(2)
We own the Amscot building and Starbucks/Verizon building, but we do not own the land underneath the buildings and instead lease the land pursuant to ground leases with parties that are affiliates of Jon Wheeler. As discussed in the financial statements in Item 15, these ground leases require us to make annual rental payments and contain escalation clauses and renewal options.

(3)	This information is not available because the property is undeveloped.

(4)	This property is our corporate headquarters that we 100% occupy.

Outstanding Indebtedness

As of December 31, 2014, our outstanding indebtedness was approximately $141.5 million. The following table sets forth information with respect to such indebtedness:

	Amount of Debt Outstanding as of December 31, 2014	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Shoppes at Eagle Harbor	$3,773,319	4.34%	3/11/2018	240	$301,200	$3,341,138
Lumber River Plaza	2,894,862	5.65%	5/1/2015	120	220,968	2,874,034
Monarch Bank Building	1,430,961	4.15%	12/30/2017	240	113,676	1,275,140
Perimeter Square	4,294,216	6.38%	6/11/2016	120	337,068	4,133,592
Riversedge North	1,007,856	6.00%	1/16/2019	360	105,624	807,901
Walnut Hill Plaza	3,626,945	5.50%	7/10/2017	240	291,276	3,389,003
Harps at Harbor Point	3,251,552	3.99%	12/14/2015	300	217,464	3,186,314
Twin City Commons	3,279,076	4.86%	1/6/2023	360	213,924	2,747,631
Shoppes at TJ Maxx	6,248,349	3.88%	5/1/2020	300	406,560	5,294,355
Bixby Commons	6,700,000	2.77%	6/11/2018	204	185,590	6,244,252
VantageSouth Line of Credit	2,074,432	4.25%	9/16/2015	N/A	88,163	2,074,432
Forrest Gallery	9,045,880	5.40%	9/6/2023	360	611,676	7,794,407
Jenks Reasors	8,550,000	4.25%	9/23/2016	N/A	363,375	8,550,000
Tampa Festival	8,746,860	5.56%	9/6/2023	360	609,568	7,483,025
Starbucks/Verizon	652,044	5.00%	7/2/2019	240	52,596	553,571
Winslow Plaza	5,000,000	5.22%	12/1/2015	N/A	261,000	5,000,000
Cypress Shopping Center	6,625,000	4.70%	7/6/2024	240	311,375	5,688,422
Harrodsburg Marketplace	3,735,739	4.55%	9/1/2024	240	229,344	3,044,312
Port Crossing	6,568,918	4.84%	8/1/2024	240	417,456	5,410,500
LaGrange Marketplace	2,463,909	5.00%	3/26/2020	120	162,968	2,231,507
Freeway Junction	8,150,000	4.60%	9/6/2024	240	16,932	6,914,589
DF I-Courtland	115,728	6.50%	1/15/2019	60	17,109	73,317
Edenton Commons	1,650,000	3.75%	9/30/2016	N/A	1,061,875	—
DF I-Moyock	522,430	5.00%	7/30/2019	60	127,980	—
Graystone Crossing	4,000,000	4.55%	10/26/2024	240	182,000	3,396,917
Bryan Station	4,625,000	4.52%	11/1/2024	240	209,050	3,959,965
Crockett Square	6,337,500	4.47%	12/5/2024	240	283,286	4,439,473
Harbor Point	1,544,567	5.85%	12/6/2016	240	132,288	1,455,827
Senior convertible notes	6,000,000	9.00%	12/15/2018	N/A	540,000	6,000,000
Senior non-convertible notes	4,000,000	9.00%	12/15/2015	N/A	360,000	4,000,000
Senior non-convertible notes	2,160,000	9.00%	1/31/2016	N/A	194,400	2,160,000
South Carolina Food Lions Note	12,375,000	5.25%	1/6/2024	360	649,440	10,728,916
	$141,450,143

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2014.

Tenants	Total Gross Leaseable Area	Percent of Total Gross Leasable Area	Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Base Rent Per Leased Square Foot
Food Lion	191,280	10.05%	$1,459	8.65%	$7.63
Bi-Lo/Winn Dixie	168,358	8.84%	1,269	7.53%	7.54
Kroger	84,938	4.46%	534	3.17%	6.29
Reasor's Foods	81,000	4.25%	912	5.41%	11.26
Associated Wholesale Grocers	75,000	3.94%	769	4.56%	10.25
Hobby Lobby	58,935	3.10%	383	2.27%	6.50
Family Dollar	48,827	2.56%	293	1.74%	6.00
Food Depot	46,700	2.45%	140	0.83%	3.00
Citi Trends	36,034	1.89%	246	1.46%	6.83
Goodwill	36,015	1.89%	270	1.60%	7.50
	827,087	43.43%	$6,275	37.22%	$7.59

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2014.

Lease Expiration Year	Number of Expiring Leases	Total Expiring Gross Leaseable Area	Percent of Total Gross Leaseable Area	Expiring Base Rent (in 000s)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	83,570	4.39%	$—	—	$—
2015	41	193,144	10.14%	1,888	11.20%	9.78
2016	53	273,269	14.35%	2,525	14.98%	9.24
2017	45	191,323	10.05%	1,940	11.51%	10.14
2018	42	462,449	24.29%	3,419	20.28%	7.39
2019	34	183,256	9.62%	1,829	10.85%	9.98
2020	15	97,253	5.11%	1,018	6.04%	10.47
2021	3	103,570	5.44%	712	4.22%	6.87
2022	5	25,479	1.34%	392	2.33%	15.39
2023	5	44,024	2.31%	445	2.64%	10.11
2024 and thereafter	15	246,809	12.96%	2,690	15.95%	10.90
		1,904,146	100.00%	$16,858	100.00%	$9.26

Property Management and Leasing Strategy

We administer our property management and substantially all of our leasing activities and operating and administrative functions (including leasing, legal, acquisitions, development, data processing, finance and accounting). On-site functions such as maintenance, landscaping, sweeping, plumbing and electrical are subcontracted out at each location and, to the extent permitted by their respective leases, the cost of these functions is passed on to the tenants.

We believe that focused property management, leasing and customer retention are essential to maximizing the sales per square foot, operating cash flow and value of our properties. Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants.
The majority of our property management and leasing functions are supervised and administered by us. We maintain regular contact with our tenants and frequently visit each asset to ensure the proper implementation and execution of our market strategies. As part of our ongoing property management, we conduct regular physical property reviews to improve our properties, react to changing market conditions and ensure proper maintenance.
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

Depreciation

The following table sets forth depreciation information for our properties as of December 31, 2014.

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Shoppes at TJ Maxx	$6,934,989	3.63%	Straight-Line	5-39 Years
Walnut Hill Plaza	3,740,255	3.08%	Straight-Line	5-39 Years
Lumber River Village	4,486,787	3.30%	Straight-Line	5-39 Years
Perimeter Square	5,191,021	3.43%	Straight-Line	5-39 Years
The Shoppes at Eagle Harbor	4,477,700	2.76%	Straight-Line	5-39 Years
Riversedge North	2,282,687	2.43%	Straight-Line	5-39 Years
Monarch Bank	1,986,363	2.90%	Straight-Line	5-39 Years
Amscot Building	492,828	2.77%	Straight-Line	5-39 Years
Harps at Harbor Point	2,891,853	3.19%	Straight-Line	5-39 Years
Twin City Crossing	3,045,189	3.29%	Straight-Line	5-39 Years
Surrey Plaza	1,856,515	4.16%	Straight-Line	5-39 Years
Bixby Commons	6,791,995	3.45%	Straight-Line	5-39 Years
Tampa Festival	6,849,313	3.86%	Straight-Line	5-39 Years
Forrest Gallery	7,719,994	4.02%	Straight-Line	5-39 Years
Jenks Reasors	8,339,838	3.06%	Straight-Line	5-39 Years
Starbucks/Verizon	1,137,971	3.39%	Straight-Line	5-39 Years
Jenks Plaza	917,898	9.42%	Straight-Line	5-39 Years
Winslow Plaza	3,684,286	5.27%	Straight-Line	5-39 Years
Clover Plaza	1,222,554	2.93%	Straight-Line	5-39 Years
St. George Plaza	1,271,236	3.21%	Straight-Line	5-39 Years
South Square	1,911,330	2.65%	Straight-Line	5-39 Years
Westland Square	1,719,692	3.14%	Straight-Line	5-39 Years
Waterway Plaza	1,247,952	3.18%	Straight-Line	5-39 Years
Cypress Shopping Center	4,578,838	2.97%	Straight-Line	5-39 Years
Harrodsburg Marketplace	2,484,653	3.08%	Straight-Line	5-39 Years
Port Crossing Shopping Center	7,021,741	4.37%	Straight-Line	5-39 Years
LaGrange Marketplace	2,659,203	4.51%	Straight-Line	5-39 Years
Freeway Junction	6,757,222	3.62%	Straight-Line	5-39 Years
Graystone Crossing	2,856,365	2.90%	Straight-Line	5-39 Years
Bryan Station	2,756,142	3.32%	Straight-Line	5-39 Years
Crockett Square	6,833,967	3.66%	Straight-Line	5-39 Years
Wheeler Real Estate, LLC	53,541	8.03%	Straight-Line	5-39 Years
Wheeler Interests, LLC	8,734	22.60%	Straight-Line	5-39 Years
Wheeler Real Estate Investment Trust, Inc.	374,216	13.21%	Straight-Line	5-39 Years
	$116,584,868

Item 3.    Legal Proceedings

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

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

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of our Operating Partnership that owns our Harps and Harbor Point property, (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by our affiliates. Crossland subsequently filed a counterclaim adding us, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to us acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien related to construction and development costs incurred prior to us acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to us. However, since there was no evidence as of September 30, 2013 that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the September 30, 2013 financial statements. On January 31, 2014, Crossland removed the lien as our affiliates fulfilled their obligation to pay the Lien. Accordingly, the accrual was reversed as of December 31, 2013 since the Lien was satisfied without liability to us and the consolidated financial statements had not been issued when the Lien was released.

Item 4.    Mine Safety Disclosures

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information.

Our common stock is traded on the NASDAQ Capital Market under the symbol “WHLR”. On March 24, 2015, the closing price of our common stock reported on the NASDAQ Capital Market was $2.39 per share. The high and low common stock sales prices per share during the periods indicated were as follows:

Price per share of common stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2014
High	$4.86	$5.08	$5.16	$4.67	$5.16
Low	$4.14	$4.35	$4.45	$3.94	$3.94

Quarter Ended
Fiscal Year 2013
High	$5.66	$5.92	$5.27	$4.41	$5.92
Low	$5.47	$5.17	$4.00	$3.74	$3.74

Our Series B preferred stock is traded on the NASDAQ Capital Market under the symbol “WHLRP”. On March 24, 2015, the closing price of our common stock reported on the NASDAQ Capital Market was $23.75 per share. Our Series B preferred stock began trading on April 30, 2014. The high and low preferred stock sales prices per share during the periods indicated were as follows:

Price per share of Series B preferred stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2014
High	N/A	$27.43	$25.55	$23.85	$27.43
Low	N/A	$24.20	$23.20	$21.28	$21.28

Quarter Ended
Fiscal Year 2013
High	N/A	N/A	N/A	N/A	N/A
Low	N/A	N/A	N/A	N/A	N/A

Approximate Number of Holders of Our Common Shares

As of March 24, 2015 there were 99 holders of record of our common shares and 1 holder of our Series B preferred shares. This number excludes our common and Series B preferred stock owned by shareholders holding under nominee security position listings.

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

Dividend Payments

We have made dividend payments to holders of our common stock and holders of common units in our Operating Partnership as follows in 2014 and 2013:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2014 - January 31, 2014	1/31/2014	2/28/2014	$0.035
February 1, 2014 - February 28, 2014	3/1/2014	3/31/2014	$0.035
March 1, 2014 - March 31, 2014	3/31/2014	4/30/2014	$0.035
April 1, 2014 - April 30, 2014	4/30/2014	5/31/2014	$0.035
May 1, 2014 - May 31, 2014	5/31/2014	6/30/2014	$0.035
June 1, 2014 - June 30, 2014	6/30/2014	7/31/2014	$0.035
July 1, 2014 - July 31, 2014	7/31/2014	8/31/2014	$0.035
August 1, 2014 - August 31, 2014	8/31/2014	9/30/2014	$0.035
September 1, 2014 - September 30, 2014	9/30/2014	10/31/2014	$0.035
October 1, 2014 - October 31, 2014	10/31/2014	11/30/2014	$0.035
November 1, 2014 - November 30, 2014	11/30/2014	12/31/2014	$0.035
December 1, 2014 - December 31, 2014	12/31/2014	1/31/2015	$0.035

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
November 19, 2012 - December 31, 2012	1/1/2013	1/31/2013	$0.490
January 1, 2013 - January 31, 2013	2/1/2013	2/28/2013	$0.035
February 1, 2013 - February 28, 2013	3/1/2013	3/31/2013	$0.035
March 1, 2013 - March 31, 2013	3/31/2013	4/30/2013	$0.035
April 1, 2013 - April 30, 2013	4/30/2013	5/31/2013	$0.035
May 1, 2013 - May 31, 2013	5/31/2013	6/30/2013	$0.035
June 1, 2013 - June 30, 2013	6/30/2013	7/31/2013	$0.035
July 1, 2013 - July 31, 2013	7/31/2013	8/31/2013	$0.035
August 1, 2013 - August 31, 2013	8/31/2013	9/30/2013	$0.035
September 1, 2013 - September 30, 2013	9/30/2013	10/31/2013	$0.035
October 1, 2013 - October 31, 2013	10/31/2013	11/30/2013	$0.035
November 1, 2013 - November 30, 2013	11/30/2013	12/31/2013	$0.035
December 1, 2013 - December 31, 2013	12/31/2013	1/31/2014	$0.035

We have made dividend payments to holders of our Series B preferred stock as follows in 2014:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
April 26, 2014 - June 30, 2014	6/30/2014	7/15/2014	$38.75
July 1, 2014 - September 30, 2014	9/30/2014	10/15/2014	$56.25
October 1, 2014 - December 31, 2014	12/31/2014	1/15/2015	$56.25

Security Authorized For Issuance Under Equity Compensation Plan

Please see Item 11 for a discussion regarding our equity compensation plan.

Item 6.    Selected Financial Data
Not applicable.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K, and the consolidated financial statements and the notes thereto. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Form 10-K.

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

Our portfolio is comprised of twenty-four retail shopping centers, six free-standing retail properties, our office building and five undeveloped land parcels. Nine of these properties are located in Virginia, two are located in Florida, three are located in North Carolina, eight are located in South Carolina, three are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, and six are located in Oklahoma. Our portfolio has a total GLA of 1,904,146 square feet and an occupancy level of approximately 96%.

Recent Trends and Activities

There have been several significant events in 2014 that have positively impacted our company. These events are summarized below.

Property Acquisitions

On July 1, 2014, we completed our acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8.30 million, paid through a combination of cash and debt. Cypress is currently 92% leased and its major tenants include Bi-Lo and Dollar General.

On July 1, 2014, we completed our acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5.00 million, paid through a combination of cash and debt. Harrodsburg is currently 97% leased and its major tenants include Kroger and Arby's.

On July 3, 2014, we completed our acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9.31 million. Port Crossing is 92% leased and is anchored by a Food Lion grocery store. We acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.

On July 25, 2014, we completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3.70 million. LaGrange is 93% leased and is anchored by a Food Depot grocery store. We acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.

On August 15, 2014, we completed the acquisition of DF I-Courtland, LLC ("DF I-Courtland"), consisting of a 1.01 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $893,900. We believe that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but we believe that it could support a retail facility that would be complementary to our existing portfolio.

On August 15, 2014, we completed the acquisition of DF I-Moyock, LLC ("DF I-Moyock"), consisting of a 1.28 acre parcel of undeveloped real estate located in Moyock, North Carolina, for a contract price of $908,100. We believe that this parcel can accommodate a 9,000 square foot facility. There are currently no development plans for DF I-Moyock, but we believe that it could support a retail facility that would be complementary to our existing portfolio.

On August 15, 2014, we completed the acquisition of Edenton Commons ("Edenton Commons"), consisting of a 53.82 acre parcel of undeveloped real estate located in Edenton, North Carolina, for a contract price of $2.40 million. We believe that this parcel can accommodate a 225,000 square foot facility. There are currently no development plans for Edenton Commons, but we believe that it could support a retail facility that would be complementary to our existing portfolio.

On September 4, 2014, we completed the acquisition of Freeway Junction, a 156,834 square foot shopping center located in Stockbridge, Georgia ("Freeway Junction") for a contract price of $10.45 million, paid through a combination of cash and debt. Freeway Junction is 98% leased and is anchored by Northern Tool, Ollie's Bargain Outlet, Goodwill and Farmer's Furniture.

On September 26, 2014, we completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5.4 million, paid through a combination of cash and debt. Graystone Crossing is 100% leased and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.

On October 2, 2014, we completed the acquisition of Bryan Station, an 54,397 square foot retail center located in Lexington, Kentucky (“Bryan Station”) for a contract price of $6.10 million, paid through a combination of cash and debt. Bryan Station is currently 100% leased and its major tenants include Planet Fitness and Shoe Carnival.

On October 24, 2014, the Operating Partnership entered into a Membership Interest Contribution Agreement ("Contribution Agreement") with Mr. Wheeler for the contribution of Mr. Wheeler's membership interests in Wheeler Interests, LLC, Wheeler Real Estate, LLC and WHLR Management, LLC (collectively known as the "Operating Companies"). These entities were wholly owned by Mr. Wheeler at the time of the Contribution Agreement. The purpose of the Contribution Agreement was to internalize the management of the Trust. Pursuant to the terms of the Contribution Agreement, Mr. Wheeler received 1,516,853 common units of the Operating Partnership worth $6.75 million at the time of issuance.

On November 5, 2014, we completed the acquisition of Crockett Square, a 107,122 square foot retail center located in Morristown, Tennessee ("Crockett Square") for a contract price of $9.75 million, paid through a combination of cash and debt. Crockett Square is currently 100% leased and its major tenants include Hobby Lobby, Dollar Tree, Pier 1 Imports and Ross Dress for Less.

On November 21, 2014, we completed the acquisition of Harbor Point Associates, LLC ("Harbor Point"), consisting of a 7.2 acre parcel of undeveloped real estate located in Grove, Oklahoma, for a contract price of $2.4 million. We believe that this parcel can accommodate a 45,700 square foot facility. There are currently no development plans for Harbor Point, but we believe that it could support a retail facility that would be complementary to our existing portfolio.

On December 1, 2014, we completed the acquisition of DF I-Berkley, LLC ("DF I-Berkley"), a parcel of approximately 1.0 acre of undeveloped real estate located in Norfolk, Virginia, for a contract price of $250,000. We believe that this parcel can accommodate a 6,500 square foot facility. There are currently no development plans for DF I-Berkley, but we believe that it could support a retail facility that would be complementary to our existing portfolio.

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

On June 3, 2013, we entered into a promissory note with Monarch Bank for a $2.0 million line of credit. The line of credit matured on May 12, 2014, provided for an interest rate of 4.5% per annum and was guaranteed by a Deed of Trust and Assignment of Rents on real property.

On July 2, 2014, we entered into a promissory note for $660,000 to refinance the Starbucks/Verizon loan. The new loan matures on July 2, 2019 and requires monthly principal and interest payments based on a 20 year amortization and a 5.00% fixed interest rate.

The Walnut Hill loan matured on April 11, 2014, and was subsequently extended until July 31, 2014. On July 31, 2014, we entered into a promissory note for $3.65 million to refinance the note that matured. The new loan matures on July 30, 2017 and requires monthly principal and interest payments based on a 20 year amortization and a 5.50% fixed interest rate.

On September 16, 2014, we entered into a promissory note for a $3.0 million line of credit. The line of credit matures on September 16, 2015, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property. Concurrently with this transaction, we paid off our $2.0 million Monarch Bank line of credit.

Certain debt agreements into which we have entered have covenants with which we must comply. As of December 31, 2014, we believe we are in compliance with the applicable covenants.

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

The second tranche consisted of $4.0 million in nonconvertible senior notes due December 15, 2015. In addition to the non-convertible notes, we issued 421,053 warrants with an exercise price of $4.75. The warrants were subject to obtaining shareholder approval for the transaction and the issuance of the common stock underlying the warrants which occurred in June 2014.

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

Pursuant to a First Amendment to the December 2013 Securities Purchase Agreement, dated as of January 31, 2014 (the “First Amendment”), we and the Initial Investors amended the December 2013 Securities Purchase Agreement solely to increase the maximum size of the offering to an aggregate of $12.16 million. In accordance with the terms of the December 2013 Securities Purchase Agreement, as amended by the First Amendment, as of January 31, 2014, we completed a second closing (the “Second Closing”) consisting of the private placement of $2.160 million of non-convertible notes and warrants to purchase shares of our common stock with fourteen accredited investors (the “Secondary Investors”). The non-convertible senior notes have an interest rate of 9.0% (which will be paid monthly) and mature on January 31, 2016. The warrants issued permit the Secondary Investors to purchase an aggregate 227,372 shares of our common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and were subject to obtaining shareholder approval for this transaction and the issuance of the common stock underlying the warrants which occurred in June 2014.

New Leases, Leasing Renewals and Expirations

New leases during the year ended December 31, 2014 were comprised of sixteen deals totaling 37,596 square feet with a weighted average rate of $12.43 per square foot. The commission rate per square foot equated to $5.44.

Renewals during the year ended December 31, 2014 were comprised of thirty-three deals totaling 139,053 square feet with a weighted average increase of $0.23 per square foot, representing an increase of 6.6% over prior rates. The rates on negotiated renewals resulted in a weighted average increase of $1.03 per square foot on twenty-nine renewals and a $5.19 per square foot decrease on four renewals. Fifteen of these renewals represented options being exercised. We also had a lease assignment for a 4,100 square foot space with all lease terms remaining the same.

Approximately 10.14% of our gross leasable area is subject to leases that expire during the twelve months ending December 31, 2015 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

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

The critical accounting policies summarized in this section are discussed in further detail in the notes to the financial statements appearing elsewhere in this Form 10-K. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the years ended December 31, 2014 and 2013.

Liquidity and Capital Resources

At December 31, 2014, our consolidated cash and cash equivalents totaled $9.97 million compared to consolidated cash and cash equivalents of $1.16 million at December 31, 2013. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2014 and 2013 are as follows:

	Years Ended December 31,		Period Over Period Change
	2014	2013	$	%
Operating activities	(4,441,020)	(2,451,570)	$(1,989,450)	81.15%
Investing activities	(18,161,992)	(22,582,154)	$4,420,162	(19.57)%
Financing activities	31,417,677	24,135,615	$7,282,062	30.17%

Operating Activities

During the year ended December 31, 2014, our cash flows used in operating activities were $4,441,020, compared to cash flows used in operating activities of $2,451,570 during the year ended December 31, 2013. Operating cash flows were primarily impacted by the $7,370,589 increase in our consolidated net loss due to the factors discussed in the "Results of Operations" section below, specifically the $4,198,545 increase in total corporate general and administrative expenses associated with operating the REIT and acquiring and operating eight additional properties in 2014. Due to these factors, our FFO decreased $2,617,056 for the year ended December 31, 2014, compared to the same period in 2013. FFO is a non-GAAP measurement. (See Funds from Operations reconciliation to net income).

Investing Activities

During the year ended December 31, 2014, our cash flows used in investing activities were $18,161,992, compared to cash flows used in investing activities of $22,582,154 during the year ended December 31, 2013. The decrease primarily related to approximately $17,640,587 paid for the acquisitions completed in 2014, compared to $21,875,065 paid for the acquisitions completed in 2013.

Financing Activities

During the year ended December 31, 2014, our cash flows from financing activities were $31,417,677, compared to $24,135,615 of cash flows from financing activities during the year ended December 31, 2013. During the year ended December 31, 2014, we received $37,242,941 of proceeds from the sale of Series B preferred stock, compared to $3,943,936 of proceeds from the sale of preferred stock, and $11,862,198 from the completion of our secondary common stock offering in 2013. During the year ended December 31, 2014, we also received $2,160,000 in proceeds from the issuance of senior non-convertible notes, compared to $10.0 million in proceeds from similar issuances in 2013. These proceeds were partially offset by dividends and distributions, which increased to $5,432,518 in the year ended December 31, 2014 from $2,886,574 during the year ended December 31, 2013, primarily resulting from the additional common shares outstanding due to the August 2013 offering and the additional dividends paid on the preferred stock which totaled $1,790,750.

Mortgage indebtedness activity during the year ended December 31, 2014 included the refinancing of $6.9 million in loans that matured during the period, the $2.16 million in senior notes and $46.7 million in loans in conjunction with the 2014 acquisitions. Excluding the net impact of the refinancing transactions, principal payments on mortgage indebtedness was approximately $2,718,000 during the year ended December 31, 2014, compared to approximately $814,000 during the year ended December 31, 2013.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2014 and 2013, our debt balances consisted of the following:

	December 31,
	2014	2013
Fixed-rate notes	$141,450,143	$94,562,503

The increase in total mortgage indebtedness at December 31, 2014 is primarily due to $46.7 million in debt from acquisitions made during 2014, and from the $2.16 million in senior non-convertible notes issued in January 2014. The weighted average interest rate and term of our fixed-rate debt are 5.14% and 6.04 years, respectively, at December 31, 2014. We have $19.51 million of debt maturing during the year ending December 31, 2015. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

The $19.51 million in debt maturities, ongoing debt service and the $0.42 per share targeted dividend we intend to pay for the next 12 months represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on the acquisition strategy discussed below will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital. Additionally, distributions paid in excess of earnings and profits may represent a return of capital for U.S. federal income tax purposes.

We believe significant opportunities exist in the current commercial real estate environment that will enable us to sufficiently leverage our capital and execute our growth plan. Several factors are contributing to an increased supply in available properties for acquisition, including a significant level of maturities of commercial mortgage backed securities (“CMBS”) debt, strategic shifts by larger REITs to reduce debt levels and exit certain markets, and the negative impact on the real estate industry as a result of the economic downtown experienced in recent years. We believe the public REIT model provides a unique growth vehicle whereby we can either acquire properties through traditional third party acquisitions using a combination of cash generated in the capital markets and debt financing; contributions of properties by third parties in exchange for common units issued by the Operating Partnership; and contributions of existing properties owned and managed by

Mr. Wheeler and his affiliates in exchange for common units issued by the Operating Partnership. Additionally, access to public market capital enhances our ability to formulate acquisition structures and terms that better meet our growth strategies.

We envision acquiring properties during the next twelve months, consisting primarily of a blend of traditional acquisitions using equity capital and external financing and property contributions in exchange for common units and debt assumption. Based on our knowledge of the property acquisition markets, there appears to be an ample inventory of properties available to enable us to meet our acquisition goals over the next twelve months, especially as it relates to those in the secondary and tertiary markets where we have historically excelled. Current cap rates in these markets have typically ranged from 8% to 10% and beyond. We believe that acquisitions at these price ranges, assuming a reasonable blend of traditional acquisition strategies and property contributions in exchange for common units and external debt financing, will produce excess cash flow to fund distributions to our stockholders and common unit holders. We intend to aggressively pursue acquisitions that fit these parameters and that will generate sufficient cash flow to support our operating model. Since 1999, Mr. Wheeler and his affiliates have acquired in excess of 60 properties. We believe our experience and success in acquiring and managing these properties will enable us to execute on our strategies.

In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing thirty retail properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs.

On April 1, 2014, we announced that we had entered into a $25 million secured guidance line credit facility with KeyBank National Association. We will be able to utilize this credit facility until December 31, 2015. We expect to use the facility for the acquisition of select grocery-anchored properties located in secondary and tertiary markets throughout the Northeast, Mid-Atlantic, Southeast and Southwest regions of the United States.

On March 19, 2015, we completed our Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock offering, raising approximately $90,000,000 to fund contemplated acquisitions and for general working capital purposes. Compass Point Research & Trading, LLC acted as the lead placement agent and received a commission in the amount of $5,565,000. Please see Note 9 to the consolidated financial statements for details.

Off-Balance Sheet Arrangements

As of December 31, 2014, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2014	2013	$/#	%
PROPERTY DATA:
Number of properties owned and leased (1)	30	22	8	36.4%
Aggregate gross leasable area (1)	1,904,146	1,284,022	620,124	48.3%
Ending occupancy rate (1)	95.6%	94.0%	—	1.7%
FINANCIAL DATA:
Rental revenues	$13,598,681	$7,158,549	$6,440,132	89.96%
Asset management fees	296,290	—	296,290	—%
Commissions	158,876	—	158,876	—%
Tenant reimbursements and other income	3,105,405	1,548,943	$1,556,462	100.49%
Total Revenue	17,159,252	$8,707,492	8,451,760	97.06%
EXPENSES:
Property operations	4,314,599	1,713,957	2,600,642	151.73%
Depreciation and amortization	8,220,490	3,466,957	4,753,533	137.11%
Provision for credit losses	60,841	106,828	(45,987)	(43.05)%
Corporate general & administrative	9,495,711	5,297,166	4,198,545	79.26%
Total Operating Expenses	22,091,641	10,584,908	11,506,733	108.71%
Operating Loss	(4,932,389)	(1,877,416)	(3,054,973)	162.72%
Interest expense	(6,813,426)	(2,497,810)	(4,315,616)	172.78%
Net Loss	(11,745,815)	(4,375,226)	(7,370,589)	168.46%
Net loss attributable to noncontrolling interests	(1,195,560)	(714,972)	(480,588)	67.22%
Net Loss Attributable to Wheeler REIT	$(10,550,255)	$(3,660,254)	$(6,890,001)	188.24%
(1) Excludes Riversedge North that ceased paying rent upon acquired the Operating Companies.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. Same stores consist of those properties we owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. Same store data includes the 2014 and 2013 twelve month results of the following entities:

•	The Shoppes at Eagle Harbor

•	Monarch Bank Building

•	Amscot Building

•	Riversedge North

•	Walnut Hill Plaza

•	Wheeler Real Estate Investment Trust, Inc.

•	Wheeler Real Estate Investment Trust, L.P.

•	Lumber River Village

•	Perimeter Square

•	Shoppes at TJ Maxx

•	Harps at Harbor Point

•	Twin City Crossing

•	Surrey Plaza

New store financial information reflects the activity for the following entities:

•	Bixby Commons (acquired June 11, 2013)

•	Tampa Festival (acquired August 26, 2013)

•	Forrest Gallery (acquired August 29, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

•	Jenks Plaza (acquired December 17, 2013)

•	Winslow Plaza (acquired December 19, 2013)

•	Clover Plaza (acquired December 23, 2013)

•	St. George Plaza (acquired December 23, 2013)

•	South Square (acquired December 23, 2013)

•	Waterway Plaza (acquired December 23, 2013)

•	Westland Square (acquired December 23, 2013)

•	Cypress Shopping Center (acquired July 1, 2014)

•	Harrodsburg Marketplace (acquired July 2, 2014)

•	Port Crossing Shopping Center (acquired July 3, 2014)

•	LaGrange Marketplace (acquired July 25, 2014)

•	DF I-Courtland (acquired August 15, 2014)

•	DF I-Moyock (acquired August 15, 2014)

•	Edenton Commons (acquired August 15, 2014)

•	Freeway Junction (acquired September 4, 2014)

•	Graystone Crossing (acquired September 26, 2014)

•	Bryan Station (acquired October 2, 2014)

•	Crockett Square (acquired November 5, 2014)

•	Harbor Point (acquired November 21, 2014)

•	DF I-Berkley (acquired December 1, 2014)

Same Store and New Store Operating Income

The following table provides same store and new store financial information.

	Year Ended December 31,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$6,398,546	$6,543,707	$10,305,540	$2,163,785	$16,704,086	$8,707,492
Property expenses	1,355,391	1,275,541	2,959,208	438,416	4,314,599	1,713,957
Property Net Operating Income	5,043,155	5,268,166	7,346,332	1,725,369	12,389,487	6,993,535
Asset Management and Commission Revenues	—	—	455,166	—	455,166	—
Depreciation and amortization	1,973,012	2,683,581	6,247,478	783,376	8,220,490	3,466,957
Provision for credit losses	(25,332)	106,828	86,173	—	60,841	106,828
Corporate general & administrative	5,054,203	3,127,458	4,441,508	2,169,708	9,495,711	5,297,166
Total Other Operating Expenses	7,001,883	5,917,867	10,775,159	2,953,084	17,777,042	8,870,951
Interest expense	3,222,442	1,876,890	3,590,984	620,920	6,813,426	2,497,810
Net Loss	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)

Property Revenues

Total same store property revenues for the year ended December 31, 2014 were $6,398,546, compared to $6,543,707 for the year ended December 31, 2013, representing a decrease of $145,161, or 2.22%. The decrease in same store revenues primarily resulted from Riversedge not paying rent and tenant reimbursements during November and December 2014 due to the internalization of the Operating Companies, and a reduction in amortization of below market leases. Seven of the centers representing same stores are 100% leased and two are in excess of 95% leased, resulting in nominal fluctuations in revenues at these centers.

The year ended December 31, 2014 represents a partial year of operations for the twelve acquisitions made in 2014. The 2014 and 2013 acquisitions contributed $10.31 million in revenues for the year ended December 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

Property Expenses

Total same store operating expenses for the year ended December 31, 2014 were $1,355,391, compared to $1,275,541 for the year ended December 31, 2013, respectively. The increase was primarily due to increases in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather. Four of the same store centers are free-standing buildings, one center was built in 2009 and another center was significantly renovated during 2008. Accordingly, those centers require minimal maintenance. Additionally, two of the free-standing buildings have triple-net leases in which the tenant is responsible for the majority of all operating costs to the properties.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2014 were $7,001,883, representing an increase of $1,084,016 over the year ended December 31, 2013. The increase is primarily associated with professional fees and other expenses as a result of being a publicly traded company, property acquisitions and legal matters, and two months of operating expenses resulting from internalizing the Operating Companies during October 2014. The expenses related to being a publicly traded company primarily consisted of costs associated with legal, audit, tax, Board of Directors fees, directors’ and officers’ insurance, investor relations, REIT management fees and consulting fees.

Total acquisition expenses for same and new stores were $3,787,907, which included $2,691,000 in acquisition fees, and approximately $879,000 for legal, accounting and other professional costs associated with these acquisitions. This compares to $2,856,000 of acquisition related costs incurred during 2013.

Same store depreciation and amortization expense for the year ended December 31, 2014 decreased $710,569, or 26.48%, resulting from more assets becoming fully depreciated and amortized.

Interest Expense

Same store interest expense increased $1,345,552 or 71.69% for the year ended December 31, 2014, compared to $1,876,890 for the year ended December 31, 2013. The increase primarily resulted from interest of approximately $1,078,000 on the $12.16 million of senior convertible and non-convertible notes issued in December 2013 and January 2014. Total interest expense for the year ended December 31, 2014 increased $4,315,616 or 172.78% compared to the year ended December 31, 2013, primarily due to the $46.7 million increase in debt resulting from the acquisitions made in 2014.

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net (loss)	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)	$(7,370,589)	168.46%
Depreciation of real estate assets	1,973,012	2,683,581	6,247,478	783,376	8,220,490	3,466,957	4,753,533	137.11%
Total FFO	$(3,208,158)	$156,990	$(317,167)	$(1,065,259)	$(3,525,325)	$(908,269)	$(2,617,056)	288.14%

During the year ended December 31, 2014, same store FFO decreased $3,365,148 as compared to the year ended December 31, 2013, primarily due to an increase of $1,926,745 in same store corporate general and administrative expenses for the year ended December 31, 2014. The increase in corporate general and administrative expenses is discussed in the “Other

Operating Expenses” section above. Excluding the impact of acquisition related costs and certain non-cash items, total FFO for the years ended December 31, 2014 and 2013 would have been approximately $(1,125,658) and $1,600,171, respectively, as shown in the table below.

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

	Years Ended December 31,
	2014	2013
Total FFO	$(3,525,325)	$(908,269)
Preferred stock dividends	(2,718,257)	(141,418)
Total FFO available to common shareholders and common unitholders	(6,243,582)	(1,049,687)
Acquisition costs	3,787,900	2,856,000
Share-based compensation	456,988	—
Perimeter legal accrual	—	267,000
Other amortization and noncash adjustments	873,036	(473,142)
Total Core FFO	$(1,125,658)	$1,600,171

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2013	2012	$/#	%
PROPERTY DATA:
Number of properties owned and operated	23	11	12	109.09%
Aggregate gross leasable area	1,294,572	470,350	824,222	175.24%
Ending occupancy rate	94.0%	94.3%	(0.3)%	(0.32)%
FINANCIAL DATA:
Rental revenues	$7,158,549	$1,963,681	$5,194,868	264.55%
Other revenues	1,548,943	470,298	1,078,645	229.35%
Total Revenue	8,707,492	2,433,979	6,273,513	257.75%
EXPENSES:
Property operations	1,713,957	519,220	1,194,737	230.10%
Depreciation and amortization	3,466,957	822,152	2,644,805	321.69%
Provision for credit losses	106,828	25,000	81,828	327.31%
Corporate general & administrative	5,297,166	1,307,151	3,990,015	305.25%
Total Operating Expenses	10,584,908	2,673,523	7,911,385	295.92%
Operating Loss	(1,877,416)	(239,544)	(1,637,872)	(683.75)%
Interest expense	(2,497,810)	(966,113)	(1,531,697)	(158.54)%
Net Loss	(4,375,226)	(1,205,657)	(3,169,569)	(262.89)%
Net loss attributable to noncontrolling interests	(714,972)	(43,880)	(671,092)	(1,529.38)%
Net Loss Attributable to Wheeler REIT	$(3,660,254)	$(1,161,777)	$(2,498,477)	(215.06)%

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

The following table provides same store and new store financial information:

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

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%
Net income (loss)	$(2,255,740)	$(1,143,000)	$(2,119,486)	$(62,657)	$(4,375,226)	$(1,205,657)	$(3,169,569)	262.89%
Depreciation of real estate assets	488,975	653,215	2,977,982	168,937	3,466,957	822,152	2,644,805	321.69%
Total FFO	$(1,766,765)	$(489,785)	$858,496	$106,280	$(908,269)	$(383,505)	$(524,764)	(136.83)%

During the year ended December 31, 2013, same store FFO decreased $1,276,980 as compared to the year ended December 31, 2012, primarily due to an increase of $1,331,731 in same store corporate general and administrative expenses for the year ended December 31, 2013. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the years ended December 31, 2013 would have been approximately $2,214,731 and $183,495, respectively, as shown in the table below.

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

Item 8.    Financial Statements and Supplementary Data

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 51 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2014 (the end of the period covered by this Annual Report).

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2014, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2014 were effective.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2014, our internal control over financial reporting was strengthened through the implementation of an automated and fully integrated accounts payable system.

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

The following table sets forth certain information concerning our directors, executive officers and certain other officers:

Name	Age	Position
Jon S. Wheeler	54	Chairman, Chief Executive Officer and Director
Steven M. Belote	49	Chief Financial Officer
Robin Hanisch	57	Secretary
Christopher J. Ettel (1)	55	Director
David Kelly	50	Director
William W. King (1)	75	Director
Warren Harris (1)	57	Director
Carl B. McGowan, Jr. (1)	67	Director
Ann McKinney	66	Director
Jeffrey Zwerdling (1)	70	Director
(1)    Independent director.

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

Steven M. Belote, a Certified Public Accountant, has served as our Chief Financial Officer (CFO) since August 2011. After receiving a Bachelor’s of Science Degree in Accounting from Virginia Tech, he spent seven years working in Washington, DC with BDO Seidman, LLP, a large international public accounting and consulting firm. In June 1995, he joined Shore Bank as their CFO, subsequently playing a significant role in taking the bank public in 1997. Mr. Belote served as CFO for the bank’s publicly-traded bank holding company, Shore Financial Corporation, until the company was purchased in June 2008.

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

Robin A. Hanisch has served as the Secretary of our Board of Directors since August 2011. Ms. Hanisch has served as an Associate at Wheeler Interests since 2000, where she oversees Investor Relations. Ms. Hanisch has been the main point of contact for investors in Wheeler Interests and will serve as the main point of contact for our investors. Prior to joining Wheeler Interests, Ms. Hanisch worked in fund development and marketing for a national non-profit organization. She graduated from the University of Hawaii with a degree in merchandising.

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

Warren D. Harris has served as a director since 2014. Mr. Harris is the Director of Economic Development for the City of Virginia Beach, and is responsible for expanding and diversifying the tax base, increasing per capita income and retaining employment opportunities for the city. During his tenure with the City of Virginia Beach, Mr. Harris's work in economic development has led to the establishment of international offices in Germany and the Philippines. Mr. Harris holds an undergraduate degree in political science from Hampton University and a master's degree in public administration from Old Dominion University. Mr. Harris is very active in the community and serves on a number of boards and community service organizations. Mr. Harris currently serves on the Board of Trustees at Norfolk Academy, the Old Dominion University Center

for Real Estate and Economic Development, the Old Dominion University Real Estate Foundation, South Hampton Roads YMCA Metropolitan Board, the Norfolk Guardsmen, and the Virginia Economic Developers Organization. Mr Harris was chosen as a director because of his leadership and business development expertise.

Carl B. McGowan, Jr., PhD, CFA, has served as a director since 2013. Dr. McGowan is a member of the Company’s Board of Directors and the Chairman of the Audit Committee of the Board of Directors. Dr. McGowan brings over 30 years of extensive financial experience to the Board. Presently serving as the Faculty Distinguished Professor of Finance at Norfolk State University, Dr. McGowan has a BA in International Relations (Syracuse), an MBA in Finance (Eastern Michigan), and a PhD in Business Administration (Michigan State). Dr. McGowan has conducted extensive research in the areas of corporate finance and international finance, with specific studies relating to real estate operations. In addition to over 150 conference presentations, Dr. McGowan has published 68 articles in numerous peer-reviewed journals including: The Journal of Real Estate Research, The American Journal of Business Education, Applied Financial Economics, Decision Science, Financial Practice and Education, The Financial Review, International Business and Economics Research Journal, The International Review of Financial Analysis, The Journal of Applied Business Research, The Journal of Business Case Studies, The Journal of Diversity Management, Managerial Finance, Managing Global Transitions, The Southwestern Economic Review, and Urban Studies. Dr. McGowan was chosen as a director because of his financial expertise.

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

Jeffrey M. Zwerdling, Esquire, has served as a director since 2013. Mr. Zwerdling is founder and managing partner of the law firm of Zwerdling, Oppleman & Adams which was formed in 1972 in Richmond, Virginia. Mr. Zwerdling’s areas of concentration include corporate law, commercial and residential real estate, personal estate planning, and general litigation. From 1999-2012 he served as President and Director of The Corporate Centre, a 225,000 square foot office park complex located in Richmond, Virginia. In May of 2013, Mr. Zwerdling was appointed to the Board of Directors of Capitol Securities Management Inc. (“CSM”). CSM is a FINRA registered broker dealer whose assets exceed $4 billion. Mr. Zwerdling was commissioned as a Second Lieutenant in the United States Army in 1967, served in the Army Reserve and Virginia National Guard, and received his honorable discharge after obtaining the rank of Captain in 1981. Mr. Zwerdling holds a Bachelor of Science Degree from Virginia Commonwealth University and received a Juris Doctor Degree from the College of William and Mary School of Law. He was an organizational investor in Southern Community Bank & Trust, now Village Bank. In 1998, Mr. Zwerdling was elected to the Board of Directors of Supertel Hospitality, Inc., a public company which trades on the NASDAQ Stock Exchange. Supertel is a real estate investment trust (REIT) which is a focused-service segment of the lodging industry. During his tenure at Supertel, Mr. Zwerdling served on various committees, including the Acquisitions and Dispositions Committee, and was a member and former chairman of the Audit Committee. Mr. Zwerdling was chosen as a director for his prior public company board experience.

Jeffrey B. Parker, a Certified Commercial Investment Member (CCIM), has served as our Director of Leasing since October 2014. A graduate of Hampden-Sydney College, Mr. Parker began his real estate career in the regional office of CB Richard Ellis ("CBRE"). As a vice president at CBRE, Mr. Parker spent ten years handling the leasing and sale of commercial properties. Prior to joining our company, Mr. Parker served as the Real Estate Portfolio Manager for the Southeast and Mid-Atlantic regions of the United States for Dollar Tree Stores, Inc. where he was responsible for a portfolio of over 1100 stores and created many key relationships throughout the industry. Mr. Parker is a past honoree of the Inside Business “Top 40 Under 40” which recognizes outstanding young business people in the Hampton Roads community, and he serves on the Board of Directors of the Hope House Foundation. Mr. Parker earned his CCIM designation in 2006 which is a designation held by a worldwide group of 13,000 recognized experts in the commercial and investment real estate industry.

Victoria Paul has served as our Senior Vice President of Operations since October 2014. Prior to October 2014, Ms. Paul served in a similar capacity at Wheeler Interests, LLC which she joined in 2002. Ms. Paul has over twelve years of experience in commercial management, including a mix of retail, office and warehouse property, and has managed a portfolio of 2.73 million square feet. As the Senior Vice President of Operations, Ms. Paul’s duties include overseeing the property managers, lease administration and legal, and working closely with the leasing team to ensure that each department is performing their responsibilities in such a fashion as to maximize the value of each investment. Ms. Paul conducts in-house technical training for the management staff and organizes companywide initiatives. Ms. Paul is a licensed real estate agent, a designated SCSM (System Center Service Manager), an active member of the International Council of Shopping Centers and a Class A BLD

certified licensed contractor. Ms. Paul has been a member of the Hampton Roads Chapter of CREW (Career Real Estate Women) since 2009 and currently serves on the Board of Directors as President-Elect. In December 2008, Ms. Paul was honored as an award winner at Inside Business' "Women in Business Awards" luncheon and was also profiled in Inside Business for her leadership skills and professional achievements.

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

Selection of Nominees for the Board

The Nominating and Corporate Governance Committee will consider candidates for Board membership suggested by its members and other Board members, as well as management and stockholders. The committee may also retain a third-party executive search firm to identify candidates upon request of the committee from time to time. A stockholder who wishes to recommend a prospective nominee for the Board should notify the Company’s Corporate Secretary or any member of the Nominating and Corporate Governance Committee in writing with whatever supporting material the stockholder considers appropriate. The Nominating and Corporate Governance Committee will also consider whether to nominate any person nominated by a stockholder pursuant to the provisions of the Company’s bylaws relating to stockholder nominations.

Once the Nominating and Corporate Governance Committee has identified a prospective nominee, the committee will make an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination will be based on whatever information is provided to the committee with the recommendation of the prospective candidate, as well as the committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others.  The preliminary determination will be based primarily on the need for additional Board members to fill vacancies or expand the size of the Board and the likelihood that the prospective nominee can satisfy the evaluation factors described below.  If the committee determines, in consultation with the Chairman of the Board and other Board members as appropriate, that additional consideration is warranted, it may request the third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings to the committee. The committee will then evaluate the prospective nominee against the standards and qualifications generally set out in the Company’s Corporate Governance Guidelines, including:

•the ability of the prospective nominee to represent the interests of the stockholders of the Company;
•the prospective nominee’s standards of integrity, commitment and independence of thought and judgment;

•
the prospective nominee’s ability to dedicate sufficient time, energy, and attention to the diligent performance of his or her duties, including the prospective nominee’s service on other public company boards, as specifically set out in the Company’s Corporate Governance Guidelines;

•	the extent to which the prospective nominee contributes to the range of talent, skill and expertise appropriate for the Board;

•	the extent to which the prospective nominee helps the Board reflect the diversity of the Company’s stockholders, employees, customers, guests and communities; and

•	the willingness of the prospective nominee to meet any minimum equity interest holding guideline.

The Nominating and Corporate Governance Committee also considers such other relevant factors as it deems appropriate, including the current composition of the Board, the balance of management and independent directors, the need for Audit Committee expertise and the evaluations of other prospective nominees. In connection with this evaluation, the Nominating and Corporate Governance Committee determines whether to interview the prospective nominee, and if warranted, one or more members of the committee, and others as appropriate, interview prospective nominees in person or by telephone. After completing this evaluation and interview, the Nominating and Corporate Governance Committee makes a recommendation to the full Board as to the persons who should be nominated by the Board, and the Board determines the nominees after considering the recommendation and report of the committee.

The bylaws of the Company provide that any stockholder entitled to vote at the Annual Meeting in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholders’ intention to make such nomination has been delivered personally to, or has been mailed to and received by the Secretary at the principal office of the Company not later than 10 days following the notice this annual meeting.  If a stockholder has a suggestion for candidates for election, the stockholder should follow this procedure.  Each notice from a stockholder must set forth (i) the name and address of the stockholder who intends to make the nomination and the name of the person to be nominated, (ii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting and as of the date of such notice, (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person specified in the notice, (iv) a description of all arrangements or understandings between such stockholder and each nominee and any other person (naming those persons) pursuant to which the nomination is to be made by such stockholder, (v) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules, and (vi) the consent of each nominee to serve as a director of the Company if so elected.  The chairman of the Annual Meeting may refuse to acknowledge the nomination of any person not made in compliance with this procedure.

Determinations of Director Independence

The Board of Directors reviews the independence of each director yearly. During this review, the Board of Directors considers transactions and relationships between each director (and his or her immediate family and affiliates) and the Company and its management to determine whether any such relationships or transactions are inconsistent with a determination that the director is independent in light of applicable law, listing standards and the Company’s director independence standards. The Company believes that it maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Listing Rule 5605(a)(2).

Board Meetings During Fiscal 2014

The Board met seven times during fiscal year 2014.  No incumbent director attended fewer than 100% of the meetings of the Board, and each director attended all of the meetings of the Committees on which he or she served.  Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he or she is a member.

Board Committees

Our board of directors has established four standing committees: an audit committee, a compensation committee, a nominating and corporate governance committee and an investment committee. The principal functions of each committee are briefly described below. Each of these committees is comprised exclusively of independent directors. Additionally, our board of directors may from time to time establish certain other committees to facilitate the management of our company.

Audit Committee

Our Audit Committee consists of three of our independent directors: Carl B. McGowan, Jr., William W. King and Warren Harris. Dr. McGowan, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NASDAQ Capital Market corporate governance requirements. In addition, each of the audit committee members is “financially sophisticated” as that term is defined by the NASDAQ Capital Market corporate governance requirements. The Audit Committee has adopted a charter which details the principal functions of the audit committee, including oversight related to:

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

The Audit Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also prepares the audit committee report required by SEC regulations to be included in our annual proxy statement. The Audit Committee met six times in 2014.

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

Mr. King has been designated as chair of the Compensation Committee and Christopher J. Ettel and Jeff Zwerdling have been appointed as members of the Compensation Committee. The Compensation Committee met three times in 2014.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of three of our independent directors: Warren Harris, William W. King and Christopher J. Ettel. The Nominating and Corporate Governance Committee has adopted a committee charter which details the principal functions of the nominating and corporate governance committee, including:

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

In identifying and recommending nominees for directors, the nominating and corporate governance committee may consider diversity of relevant experience, expertise and background. Mr. Ettel has been designated as chair of this committee. The Nominating and Corporate Governance Committee met four times in 2014.

Investment Committee

Our Investment Committee consists of three independent directors: Carl B. McGowan, Jr., Christopher J. Ettel, and Jeffrey Zwerdling. The Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. In addition, the Investment Committee makes recommendations to the Board regarding the potential real estate acquisitions and investments. The Investment Committee has not adopted a charter. All of the members of the Investment Committee are independent within the meaning of the listing standards of the NASDAQ Capital Market and the Company’s Corporate Governance Principles. The Investment Committee met four times in 2014.

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

•	Base compensation of $475,000 annually.

•
Reimbursement of reasonable expenses including but not limited to cell phone, mileage, toll and travel expenses, as well as travel expenses necessary to enhance Mr. Wheeler’s skills and visibility in the real estate industry.

•	Various benefits equal to the benefits provided to similar situated employees.

Under Mr. Wheeler’s employment agreement, if he is terminated without “cause” (as defined in the employment agreement) then, in addition to accrued amounts, Mr. Wheeler shall be entitled to his regular base salary payable in regular periodic installments (i) for a period of fifty-two (52) weeks.

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

•	Mr. Belote’s base compensation is $265,000 annually.

•
Reimbursement of reasonable expenses including but not limited to cell phone, mileage, toll and travel expenses, as well as travel expenses necessary to enhance Mr. Belote’s skills and visibility in the real estate industry.

•	Various benefits equal to the benefits provided to similar situated employees, not to include healthcare.

Under Mr. Belote’s employment agreement, if he is terminated without “cause” (as defined in the employment agreement) then, in addition to accrued amounts, Mr. Belote shall be entitled to his regular base salary payable in regular periodic installments (i) for a period of fifty-two (52) weeks.

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

•	Base compensation of $125,000 annually.

•
Reimbursement of reasonable expenses including but not limited to cell phone, mileage, toll and travel expenses, as well as travel expenses necessary to enhance Ms. Hanisch’s skills and visibility in the real estate industry.

•	Various benefits equal to the benefits provided to similar situated employees, not to include healthcare.

Under Ms. Hanisch’s employment agreement, if she is terminated without “cause” (as defined in the employment agreement) then, in addition to accrued amounts, Ms. Hanisch shall be entitled to her regular base salary payable in regular periodic installments (i) for a period of fifty-two (52) weeks.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total ($)
Jon S. Wheeler	2014	298,077	—	10,000	—	—	11,923	320,000
Principal Executive Officer	2013	225,000	—	—	—	—	—	225,000
	2012	225,000	—	—	—	—	—	225,000
Steven M. Belote	2014	185,923	—	18,096	—	—	—	204,019
Chief Financial Officer	2013	144,000	—	—	—	—	—	144,000
	2012	144,000	—	—	—	—	—	144,000
David Kelly	2014	107,952	—	1,865	—	—	—	109,817
	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
(1)    Company's match on the 401(k) plan.

Director Compensation
Directors who are officers of our company do not receive any compensation for their services. Directors are entitled to receive $15,000 per year for serving as directors and may receive stock grants from our company. We reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. The following table summarizes directors’ compensation for 2014:

Name	Fees Earned or Paid in Cash		Stock Awards	Total
Christopher J. Ettel	$15,000		$10,000	25,000
Warren D. Harris	7,500	(1)	—	7,500
David Kelly	15,000		10,000	25,000
William W. King	15,000		10,000	25,000
Sanjay Madhu	7,500	(2)	10,000	17,500
Carl B. McGowan, Jr. (3)	15,000		10,000	25,000
Ann L. McKinney	15,000		10,000	25,000
Jeffrey M. Zwerdling	15,000		10,000	25,000

(1)	Began serving as a director during June 2014.

(2)	Served as a director until June 2014.

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

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of this filing or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As of March 24, 2015, we had 99 stockholders of record. This number excludes our common shares owned by shareholders holding under nominee security position listings.

Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Suite 200, Virginia Beach, Virginia 23452.

	Number of Shares and Common Units Beneficially Owned		Percentage of All Shares(1)	Percentage of All Shares and Common Units(2)
Jon S. Wheeler	2,620,388	(3)	9.43%	23.65%
Steven M. Belote	8,597		*	*
Robin Hanisch	9,474	(4)	*	*
Carl B. McGowan, Jr.	5,569		*	*
Ann L. McKinney	23,055	(5)	*	*
Christopher J. Ettel	2,601		*	*
David Kelly	7,278		*	*
William W. King	3,469		*	*
Sanjay Madhu	7,669		*	*
Jeff Zwerdling	329,969	(6)	4.34%	2.95%
Warren D. Harris	113		*	*
All directors, director nominees and executive officers as a group (11 persons)	3,018,182	(7)	14.33%	27.22%

*	Less than 1.0%

(1)
Based upon 7,512,979 shares of common stock outstanding on December 31, 2014. In addition, amounts for individuals assume that all Series B convertible preferred stock held by the individual are converted into common stock and all warrants held by the person are exercised.

(2)
Based upon 7,512,979 shares of our common stock and 3,567,623 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on December 31, 2014, subject to certain lock-up agreements.

(3)	Includes 708,818 shares of common stock and 1,911,550 common units, of which 660,000 and 335,680 common shares and common units, respectively, have been pledged as security.

(4)	Includes 6,289 shares of common stock and 3,185 common units.

(5)	Includes 14,620 shares of common stock and 8,435 common units.

(6)
Includes 243,169 shares of common stock, 14,000 shares of Series B convertible preferred stock convertible into 70,000 shares of common stock and 16,800 warrants to purchase 16,800 shares of common stock.

(7)	Includes 1,002,007 shares of common stock and 1,929,355 common units.

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
Share Incentive Plan
We adopted our 2012 Share Incentive Plan in November 2012. Such plan authorized the issuance of up to 500,000 shares of our common stock. As of March 25, 2015, we have issued 105,834 shares under the plan to employees, directors and outside contractors for services provided.

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
Other Related Party Transactions
Mr. Wheeler, when combined with his affiliates, represents the Company’s largest stockholder. Until internalizing the Operating Companies in October 2014, our Administrative Service Company, which was wholly owned by Mr. Wheeler, provided administrative services to the Company, including management, administrative, accounting, marketing, development and design services.
Prior to internalizing the Operating Companies, Wheeler Interests, LLC, a company controlled by Mr. Wheeler, leased our Riversedge property under a 10 year operating lease expiring in November 2017, with four five-year renewal options available. The lease required monthly base rental payments of $23,600 and provided for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests, LLC reimbursed us for a portion of the property’s operating expenses and real estate taxes. We considered the terms of the lease agreement with Wheeler Interests, LLC to be comparable to those received by other nonrelated third parties.

The following summarizes related party activity of the combined Ownership Entities, as defined below, for the year ended December 31, 2014 and 2013.

	December 31,
	2014	2013
Amounts paid to affiliates	$3,827,990	$1,412,126
Amounts due to affiliates	$(463,281)	$(174,683)
Rent and reimbursement income received from affiliates	$329,718	$288,969
Rent and other tenant receivables due from affiliates	$—	$373,119
Acquisition of Portfolio Properties

Each portfolio property that we acquired through the Operating Partnership upon the completion of our initial public offering and the formation transactions and certain other properties subsequently acquired were owned directly or indirectly by partnerships, limited liability companies or corporations (the “Ownership Entities”) in which Mr. Wheeler and his affiliates, certain of our other directors and executive officers and their affiliates and other third parties owned a direct or indirect interest (the “Prior Investors”). In connection with the acquisition of these Ownership Entities, the Operating Partnership entered into (1) contribution agreements with these Prior Investors, pursuant to which they contributed their interests in the Ownership Entities to the Operating Partnership and/or (2) purchase and sale agreements with the Ownership Entities. The Prior Investors, including Mr. Wheeler and his affiliates, certain of our other directors and executive officers and their affiliates, received cash and/or common units in exchange for their interests in the Ownership Entities. The value of the consideration paid to each of the Prior Investors in the Ownership Entities, in each case, was based upon the terms of the applicable contribution agreements and/or purchase and sale agreements. The purchase price paid for these properties was determined by analyzing factors such as, but not limited to, net operating income, fair market capitalization rates, leverage, occupancy rates, anchor tenant credit and alternative uses of capital. In some instances, we did not obtain independent third-party appraisals before purchasing such properties.

The following table represents portfolio properties acquired from Mr. Wheeler and his affiliates during the years ended December 31, 2014 and 2013.

Portfolio Property	Transaction Cost (1)	Related Person	Dollar Value of Related Person's Interest (2)

Starbucks/Verizon	$1,392,400	Jon S. Wheeler - Chairman & CEO	$104,950

Jenks Plaza	$1,742,000	Jon S. Wheeler - Chairman & CEO	$10,197

South Carolina Food Lions	$15,846,536	Jon S. Wheeler - Chairman & CEO	$371,435
(Clover Plaza, St. George Plaza, South Square,		Ann L. McKinney - Director	$7,846
Waterway Plaza, Westland Square)		Robin Hanisch - Secretary	$1,962

Port Crossing	$9,311,422	Jon S. Wheeler - Chairman & CEO	$181,526
		Ann L. McKinney - Director	$44,742

LaGrange Marketplace	$3,695,000	Jon S. Wheeler - Chairman & CEO	$128,032

Development Fund Properties	$4,446,918	Jon S. Wheeler - Chairman & CEO	$83,833
(Tulls Creek, Edenton, Courtland & Berkley)		Ann L. McKinney - Director	$13,971

Wheeler Operating Companies	$6,750,000	Jon S. Wheeler - Chairman & CEO	$6,750,000

Harbor Point	$2,400,000	Jon S. Wheeler - Chairman & CEO	$5,433
(1)     Includes the value of debt we assumed or entered into in certain of these transactions.

(2)
Mr. Wheeler personally guaranteed some of the debt we assumed in these transactions. Upon our assumption of the debt at the closing of these transactions, Mr. Wheeler, in certain cases, was released from his guarantee and the Operating Partnership guaranteed the debt. The dollar value reflected does not reflect the release of Mr. Wheeler's personal guarantee.

Item 14.    Principal Accounting Fees and Services
Cherry Bekaert LLP (“CB”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2013 and 2014. Audit services provided by CB for fiscal year 2013 and 2014 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Fees Billed	2014	2013
Audit Fees *	$209,704	$257,968
Audit Related Fees **	298,139	119,254
Tax Fees ***	100,170	43,500
Total	$608,013	$420,722

*	Audit fees included annual audits, quarterly reviews and property audits

**	Audit related fees for services related to the REIT’s offering documents and associated filings

***	Tax fees relate primarily to tax advisory services related to REIT status

Audit Committee Pre-Approval Policies
Before CB was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by CB have been so approved.

Item 15.        Exhibits and Financial Statement Schedules
1. Financial Statements. The following financial statements filed as a part of this Annual Report on Form 10-K is as follows:
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
Date: March 25, 2015

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

Signature	Title	Date
/S/ JON S. WHEELER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 25, 2015
Jon. S. Wheeler
/S/ STEVEN M. BELOTE	Chief Financial Officer (Principal Finance and Accounting Officer)	March 25, 2015
Steven M. Belote
/S/ CHRISTOPHER J. ETTEL	Director	March 25, 2015
Christopher J. Ettel
/S/ DAVID KELLY	Director	March 25, 2015
David Kelly
/S/ WILLIAM W. KING	Director	March 25, 2015
William W. King
/S/ WARREN D. HARRIS	Director	March 25, 2015
Warren D. Harris
/S/ CARL B. MCGOWAN, JR.	Director	March 25, 2015
Carl B. McGowan, Jr.
/S/ ANN L. MCKINNEY	Director	March 25, 2015
Ann L. McKinney
/S/ JEFFREY ZWERDLING	Director	March 25, 2015
Jeffrey Zwerdling

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia
We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, equity and cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP
Virginia Beach, Virginia
March 25, 2015

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS:
Investment properties, net	$152,250,986	$101,772,335
Cash and cash equivalents	9,969,748	1,155,083
Rents and other tenant receivables, net	1,985,466	1,594,864
Goodwill	7,004,072	—
Deferred costs and other assets, net	29,272,096	20,847,984
Total Assets	$200,482,368	$125,370,266
LIABILITIES:
Loans payable	$141,450,143	$94,562,503
Below market lease intangible, net	778,173	2,674,566
Accounts payable, accrued expenses and other liabilities	5,130,625	2,526,388
Total Liabilities	147,358,941	99,763,457
Commitments and contingencies (Note 7)	—	—
EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 1,809 shares issued and outstanding, respectively)	1,458,050	1,458,050
Series B preferred stock (no par value, 3,000,000 shares authorized, 1,648,900 and no shares issued and outstanding, respectively)	37,620,254	—
Common stock ($0.01 par value, 75,000,000 shares authorized, 7,512,979 and 7,121,000 shares issued and outstanding, respectively	75,129	71,210
Additional paid-in capital	31,077,060	28,169,693
Accumulated deficit	(27,660,234)	(11,298,253)
Total Shareholders’ Equity	42,570,259	18,400,700
Noncontrolling interests	10,553,168	7,206,109
Total Equity	53,123,427	25,606,809
Total Liabilities and Equity	$200,482,368	$125,370,266
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013
REVENUE:
Rental revenues	$13,598,681	$7,158,549
Asset management fees	296,290	—
Commissions	158,876	—
Tenant reimbursements and other revenues	3,105,405	1,548,943
Total Revenue	17,159,252	8,707,492
OPERATING EXPENSES:
Property operations	4,314,599	1,713,957
Depreciation and amortization	8,220,490	3,466,957
Provision for credit losses	60,841	106,828
Corporate general & administrative	9,495,711	5,297,166
Total Operating Expenses	22,091,641	10,584,908
Operating Loss	(4,932,389)	(1,877,416)
Interest expense	(6,813,426)	(2,497,810)
Net Loss	(11,745,815)	(4,375,226)
Less: Net loss attributable to noncontrolling interests	(1,195,560)	(714,972)
Net Loss Attributable to Wheeler REIT	(10,550,255)	(3,660,254)
Preferred stock dividends	(2,718,257)	(141,418)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(13,268,512)	$(3,801,672)
Loss per share:
Basic and Diluted	$(1.80)	$(0.82)
Weighted-average number of shares:
Basic and Diluted	7,352,433	4,620,600
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2012	—	$—	—	$—	3,301,502	33,015	14,097,453	$(5,443,099)	$8,687,369	1,858,068	7,545,090	$16,232,459
Issuance of common stock, net of expenses	—	—	—	—	3,162,500	31,625	11,830,573	—	11,862,198	—	—	11,862,198
Reclass of preferred stock to equity, net of expenses of $556,064	4,500	3,943,936	—	—	—	—	—	—	3,943,936	—	—	3,943,936
Conversion of preferred stock to common stock	(2,691)	(2,485,886)	—	—	656,998	6,570	2,472,148	—	(7,168)	—	—	(7,168)
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	214,284	945,271	945,271
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(230,481)	—	(230,481)	—	230,481	—
Dividends and distributions	—	—	—	—	—	—	—	(2,194,900)	(2,194,900)	—	(799,761)	(2,994,661)
Net loss			—	—				(3,660,254)	(3,660,254)	—	(714,972)	(4,375,226)
Balance, December 31, 2013	1,809	1,458,050	—	—	7,121,000	71,210	28,169,693	(11,298,253)	18,400,700	2,072,352	7,206,109	$25,606,809
Proceeds from issuance of Series B preferred stock, net of expenses	—	—	1,649,000	37,242,941	—	—	—	—	37,242,941	—	—	37,242,941
Accretion of Series B preferred stock discount	—	—	—	379,584	—	—	—	—	379,584	—	—	379,584
Conversion of Series B preferred stock to common stock	—	—	(100)	(2,271)	500	5	2,266	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	285,645	2,856	1,325,287	—	1,328,143	(285,645)	(1,328,143)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	105,834	1,058	455,930	—	456,988	—	—	456,988
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	1,780,916	7,990,234	7,990,234
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	1,123,884	—	1,123,884	—	(1,123,884)	—
Dividends and distributions	—	—	—	—	—	—	—	(5,811,726)	(5,811,726)	—	(995,588)	(6,807,314)
Net loss	—	—	—	—	—	—	—	(10,550,255)	(10,550,255)	—	(1,195,560)	(11,745,815)
Balance, December 31, 2014	1,809	$1,458,050	1,648,900	$37,620,254	7,512,979	$75,129	$31,077,060	$(27,660,234)	$42,570,259	3,567,623	$10,553,168	$53,123,427
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,745,815)	$(4,375,226)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	3,316,718	1,768,142
Amortization	4,903,772	1,698,815
Other amortization and noncash adjustments	873,036	(473,142)
Share-based compensation and payments	456,988	—
Provision for credit losses	60,841	106,828
Changes in assets and liabilities
Tenant receivables and accrued revenue, net	(125,381)	(799,717)
Unbilled rent	247,220	33,822
Deferred costs and other assets	(1,905,934)	(3,188,002)
Accounts payable, accrued expenses and other liabilities	(522,465)	2,776,910
Net cash used in operating activities	(4,441,020)	(2,451,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(17,640,587)	(21,875,065)
Capital expenditures	(521,405)	(707,089)
Net cash used in investing activities	(18,161,992)	(22,582,154)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(5,432,518)	(2,886,574)
Proceeds from sales of preferred stock	37,242,941	3,943,936
Conversion of preferred stock	—	(7,168)
Proceeds from sales of common stock	—	11,862,198
Payments to related parties	(687,598)	(364,852)
Loan proceeds	9,044,436	22,891,045
Loan principal payments	(8,749,584)	(11,302,970)
Net cash from financing activities	31,417,677	24,135,615
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,814,665	(898,109)
CASH AND CASH EQUIVALENTS, beginning of period	1,155,083	2,053,192
CASH AND CASH EQUIVALENTS, end of period	$9,969,748	$1,155,083
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for interest	$5,711,110	$2,459,743
Non-cash Transactions:
Debt incurred for acquisitions	$46,678,328	$51,216,465
Noncontrolling interests resulting from the issuance of common units	$7,990,234	$945,271
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler Real Estate Investment Trust, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2014, the Trust, through the Operating Partnership, owned and operated thirty-one centers and five undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma, Tennessee, Kentucky and New Jersey. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012 (See Note 3 “Investment Properties”). The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company was formed with the principle objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood, grocery-anchored, community and free-standing retail properties. Its strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. The Company targets competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented items and generate regular consumer traffic. The Company’s tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

The Company’s portfolio had total net rentable space of approximately 1,904,000 square feet and an occupancy level of approximately 96% at December 31, 2014. The Company’s portfolio is comprised of twenty-four retail shopping centers, six free-standing retail properties, one office building and five undeveloped land parcels. Nine of these properties are located in Virginia, two are located in Florida, three are located in North Carolina, eight are located in South Carolina, three are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, and six are located in Oklahoma.

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate (“WRE”), LLC, a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm, resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments our board of directors chooses to sell, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are now handled internally.

Prior to being acquired by the Company, the Operating Companies served as the external manager for the Company and its properties (the “REIT Properties”) and performed property management and leasing functions for certain related and non-related third parties (the “Non-REIT Properties”). The Company will continue to perform these services for the Non-REIT Properties through the Operating Companies, primarily through WRE. Accordingly, the Company converted WRE to a Taxable REIT Subsidiary (“TRS”) to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

During January 2014, the Company acquired Wheeler Development, LLC (“WD”) and converted it to a TRS. While there has been no development activity to date, the Company expects to perform development activities for both REIT Properties and Non-REIT Properties during 2015.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company allocates the purchase price of acquisitions to the various components of the acquisition based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the Company may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to out-of-market leases and in-place leases the Company determines to exist. The Company determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in the analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the years ended December 31, 2014 and 2013.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2014 and 2013.

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

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Beginning December 31, 2010, through December 31, 2013, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Company (“FDIC”), regardless of the balance of the account, at all FDIC-insured institutions. However, this provision expired on December 31, 2013 and beginning January 1, 2013 noninterest-bearing deposits now receive the same $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. As of December 31, 2014 and 2013, the Company had cash balances that exceeded the FDIC coverage, but management believes that the risk of loss is minimal.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2014 and 2013, the Company’s allowance for uncollectible accounts totaled $186,517 and $182,078, respectively. During the years ended December 31, 2014 and 2013, the Company recorded bad debt expenses in the amount of $60,841 and $106,828, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2014 and 2013, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consist primarily of internal and external leasing commissions, fees incurred in order to obtain long-term financing, capitalized legal and marketing costs and tenant relationship intangibles associated with acquisitions, and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	December 31,
	2014	2013
Lease origination costs, net	$3,575,358	$3,720,812
Leases in place, net	12,198,630	8,754,154
Financing costs, net	3,517,045	3,110,904
Property escrows	4,242,499	2,151,755
Deposits on acquisitions	623,350	—
Legal and marketing costs, net	224,898	203,819
Tenant relationships	4,485,698	2,372,600
Other	404,618	533,940
Total Deferred Costs and Other Assets, net	$29,272,096	$20,847,984

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

For the Years Ended December 31,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2015	$493,412	$3,255,411	$1,024,290	$60,198	$1,883,932
2016	452,727	2,312,723	533,473	35,075	1,063,460
2017	403,884	1,692,175	435,447	27,676	639,863
2018	313,489	1,048,636	376,903	21,898	344,932
2019	243,989	735,564	240,219	18,358	216,840
Thereafter	1,667,857	3,154,121	906,713	61,693	336,671
	$3,575,358	$12,198,630	$3,517,045	$224,898	$4,485,698

Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2014 and 2013, the Company recognized percentage rents of $90,437 and $15,472, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Consolidated Statement of Operations caption "Tenant reimbursements and other revenues." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings in the property. The Company also receives escrow payments for these reimbursements from substantially

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2014 and 2013.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. The Company did not recognize any lease termination fees during the years ended December 31, 2014 and 2013.

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

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2014 and 2013.

As the REIT was formed in November 2012, it is subject to examination by the Internal Revenue Service and state tax authorities from the date of formation.

Taxable REIT Subsidiary Cost Allocation

The Company’s overall philosophy regarding cost allocation centers around the premise that WHLR exists to acquire, lease and manage properties for the benefit of its investors. Accordingly, a majority of the Company’s operations occur at the property level. Each property must carry its own weight by absorbing the costs associated with generating its revenues. Additionally, leases generally allow the Company to pass through to the tenant most of the costs involved in operating the property, including, but not limited to, the direct costs associated with owning and maintaining the property (landscaping, repairs and maintenance, taxes, insurance, etc.), property management and certain administrative costs.

Service vendors bill the majority of the direct costs of operating the properties directly to the REIT Properties and Non-REIT Properties and each property pays them accordingly. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively. The Non-REIT Properties also pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals).

Compensation and benefits paid to employees of the Company represent the largest component of costs incurred to acquire, manage, lease and administer the properties. The Company believes that every employee position exists to either directly or indirectly to perform these functions. Therefore, the Company allocates compensation and benefits to the various functions of the Company based on an estimate of how each employee spends their time. The Company allocates actual costs attributed to property management costs to the TRS on a pro rata basis based on total property revenues generated by the Non-REIT Properties. The Company allocates actual leasing costs to the TRS on a pro rata basis based on total leasing commissions generated by the Non-REIT Properties. Currently, the TRS does not acquire properties for third parties so the Company does not allocate acquisition related costs to the TRS.

Financial Instruments

The carrying amount of financial instruments included in assets and liabilities approximates fair market value due to their immediate or short-term maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $184,227 and $49,110 for the years ended December 31, 2014 and 2013, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Statement of Operations is presented below:

	December 31,
	2014	2013
Acquisition costs	$3,787,907	$2,855,946
Professional fees	2,259,342	912,120
Salaries and compensation	1,326,434	—
Corporate administration	659,084	791,798
REIT administration fees	586,203	401,198
Travel	542,871	262,763
Advertising	184,227	49,110
Taxes and licenses	149,643	24,231
Total	$9,495,711	$5,297,166

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

customers. The new standard is effective for the Company in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is efffective for annual periods ending after December 15, 2016. The Company will adopt the ASU in 2016.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

3. Investment Properties

Investment properties consist of the following:

	December 31,
	2014	2013
Land	$37,195,616	$26,828,228
Land held for development	6,846,918	—
Buildings and improvements	116,584,868	80,003,805
Investment properties at cost	160,627,402	106,832,033
Less accumulated depreciation and amortization	(8,376,416)	(5,059,698)
Investment properties, net	$152,250,986	$101,772,335
The Company’s depreciation expense on investment properties was $3,316,718 and $1,768,142 for the years ended December 31, 2014 and 2013, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

On September 25, 2013, the Company completed its acquisition of Reasor’s Jenks Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma (“Jenks Reasors”) for a purchase price of approximately $11.4 million. The property is 100% occupied by a Reasor’s Foods grocery store under a 20 year, triple-net operating lease expiring in 2033.

On October 21, 2013, the Company completed the acquisition of the Starbucks/Verizon building located in the Fairfield Shopping Center in Virginia Beach, Virginia for a purchase price of approximately $1.39 million. The property is a 5,600 square foot 100% leased free-standing building that was significantly renovated during 2012 to accommodate a Starbucks coffeehouse and a Verizon Wireless store. The Starbucks coffeehouse occupies approximately 2,165 square feet of the building under a 10 year lease expiring in 2023 with three renewal options available. The Verizon Wireless store occupies approximately 3,435 square feet of the building under a 10 year lease expiring in 2022 with three renewal options available. The property is subject to a 10 year ground lease with Fairfield Shopping Center, a related party, expiring in 2022. The Company acquired the property from a related party by issuing 169,613 common units in the Operating Partnership to the limited partners and the assumption of outstanding debt.

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

The Company incurred approximately $2,855,946 in acquisition costs for these acquisitions. These costs are included on the consolidated statement of operations under the caption “Corporate general & administrative.”

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

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

c.     Represents the estimated fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

d.     Represents the components of purchase consideration paid.

2014 Acquisitions

Cypress Shopping Center Acquisition

On July 1, 2014, the Company completed its acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8.30 million, paid through a combination of cash and debt. Cypress is currently 92% leased and its major tenants include Bi-Lo and Dollar General.

Harrodsburg Marketplace Acquisition

On July 1, 2014, the Company completed its acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5.00 million, paid through a combination of cash and debt. Harrodsburg is currently 97% leased and its major tenants include Kroger and Arby's.

Port Crossing Shopping Center Acquisition

On July 3, 2014, the Company completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9.31 million. Port Crossing is 92% leased and is anchored by a Food Lion grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.

LaGrange Markeplace Acquisition

On July 25, 2014, the Company completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3.70 million. LaGrange is 93% leased and is anchored by a Food Depot grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

DF I-Courtland Acquisition

On August 15, 2014, the Company completed its acquisition of DF I-Courtland, LLC ("DF I-Courtland"), consisting of a 1.01 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $893,900. The Company believes that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

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

Edenton Commons Acquisition

On August 15, 2014, the Company completed its acquisition of Edenton Commons ("Edenton Commons"), consisting of a 53.82 acre parcel of undeveloped real estate located in Edenton, North Carolina, for a contract price of $2.40 million. The Company believes that this parcel can accommodate a 225,000 square foot facility. There are currently no development plans for Edenton Commons, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

Freeway Junction Acquisition

On September 4, 2014, the Company completed the acquisition of Freeway Junction, a 156,834 square foot shopping center located in Stockbridge, Georgia ("Freeway Junction") for a contract price of $10.45 million, paid through a combination of cash and debt. Freeway Junction is 98% leased and is anchored by Northern Tool, Ollie's Bargain Outlet, Goodwill and Farmer's Furniture.

Graystone Crossing Acquisition

On September 26, 2014, the Company completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5.4 million, paid through a combination of cash and debt. Graystone Crossing is 100% leased and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.

Bryan Station Acquisition

On October 2, 2014, the Company completed its acquisition of Bryan Station, an 54,397 square foot retail center located in Lexington, Kentucky (“Bryan Station”) for a contract price of $6.10 million, paid through a combination of cash and debt. Bryan Station is currently 100% leased and its major tenants include Planet Fitness and Shoe Carnival.

Contribution of Operating Companies' Membership Interests

On October 24, 2014, the Operating Partnership entered into a Membership Interest Contribution Agreement ("Contribution Agreement") with Jon S. Wheeler, ("Mr. Wheeler"), the Company's Chairman and CEO, for the contribution of Mr. Wheeler's membership interests in WI, WRE and WM. These entities were wholly owned by Mr. Wheeler at the time of the Contribution Agreement. The purpose of the Contribution Agreement was to internalize the management of the Trust. Pursuant to the terms of the Contribution Agreement, Mr. Wheeler received 1,516,853 common units of the Operating Partnership worth $6.75 million at the time of issuance.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

Crockett Square Acquisition

On November 5, 2014, the Company completed its acquisition of Crockett Square, a 107,122 square foot retail center located in Morristown, Tennessee ("Crockett Square") for a contract price of $9.75 million, paid through a combination of cash and debt. Crockett Square is currently 100% leased and its major tenants include Hobby Lobby, Dollar Tree, Pier 1 Imports and Ross Dress for Less.

Harbor Point Acquisition

On November 21, 2014, the Company completed its acquisition of Harbor Point Associates, LLC ("Harbor Point"), consisting of a 7.2 acre parcel of undeveloped real estate located in Grove, Oklahoma, for a contract price of $2.4 million. The Company believes that this parcel can accommodate a 45,700 square foot facility. There are currently no development plans for Harbor Point, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

DF I-Berkley Acquisition

On December 1, 2014, the Company completed its acquisition of DF I-Berkley, LLC ("DF I-Berkley"), a parcel of approixmate 1.0 acre of undeveloped real estate located in Norfolk, Virginia, for a contract price of $250,000. The Company believes that this parcel can accommodate a 6,500 square foot facility. There are currently no development plans for DF I-Berkley, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

The Company incurred approximately $3,787,907 in acquisition costs for these acquisitions. These costs are included on the consolidated statement of operations under the caption “Corporate general & administrative.”

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

2014 Acquisitions
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$53,081,904
Tenant and other receivables and other assets (b)	306,814
Lease intangibles and other assets (b)	9,851,494
Goodwill (b)	7,004,072
Accounts payable, accrued expenses and other liabilities (c)	(623,167)
Above market leases (d)	3,973,846
Below market leases (d)	(1,991,645)
Preliminary estimated fair value of net assets acquired	$71,603,318
Purchase consideration:
Consideration paid with cash and debt	$63,616,509
Consideration paid with common units	7,986,809
Total consideration (e)	$71,603,318

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
Notes to Consolidated Financial Statements (Continued)

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

b.    Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts. Any remaining value which could not be allocated to identifiable intangibles was allocated to goodwill. Goodwill recognized from the acquisition represents, among other things, the future economic benefits arising from expected synergies and is consistent with the Company's stated intentions to become an internally managed REIT. The acquired goodwill is fully deductible for income tax purposes.

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
Unaudited pro forma consolidated financial information is presented below for all 2013 and 2014 acquisitions, excluding Bixby Commons, Starbucks/Verizon, Jenks Reasors, DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, and DF I-Berkley. The unaudited pro forma information presented below illustrates the Company’s pro forma financial results assuming the acquisitions had been consummated as of the beginning of the earliest period presented. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Bixby Commons, Starbucks/Verizon, Jenks Reasors, DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, and DF I-Berkley as the Company’s management has determined that their inclusion would not be meaningful due to limited or no unrelated third party operating history.

	Years Ended December 31,
	2014	2013
Rental revenue	$16,247,512	$15,246,670
Net loss	$(12,873,183)	$(8,749,509)
Basic and diluted loss per share	$(1.75)	$(1.89)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Payable

The Company’s loans payable consist of the following:

	Monthly	Interest		December 31,
Property/Description	Payment	Rate	Maturity	2014	2013
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	$3,773,319	$3,905,321
Lumber River Plaza	$18,414	5.65%	May 2015	2,894,862	2,973,987
Monarch Bank Building	$9,473	4.15%	December 2017	1,430,961	1,483,230
Perimeter Square	$28,089	6.38%	June 2016	4,294,216	4,417,812
Riversedge North	$8,802	6.00%	January 2019	1,007,856	2,061,790
Walnut Hill Plaza	$24,273	5.50%	July 2017	3,626,945	—
Harps at Harbor Point	$18,122	3.99%	December 2015	3,251,552	3,335,628
Twin City Commons	$17,827	4.86%	January 2023	3,279,076	3,330,108
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,248,349	6,409,077
Bixby Commons	Interest only	2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only	4.25%	September 2015	2,074,432	—
Forrest Gallery	$50,973	5.40%	September 2023	9,045,880	9,075,000
Jenks Reasors	Interest only	4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797	5.56%	September 2023	8,746,860	8,859,888
Starbucks/Verizon	$4,383	5.00%	July 2019	652,044	—
Winslow Plaza	Interest only	5.22%	December 2015	5,000,000	5,000,000
Cypress Shopping Center	Interest only	4.70%	July 2024	6,625,000	—
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,735,739	—
Port Crossing	$34,788	4.84%	August 2024	6,568,918	—
LaGrange Marketplace	$13,813	5.00%	March 2020	2,463,909	—
Freeway Junction	Interest only	4.60%	September 2024	8,150,000	—
DF I-Courtland	$1,411	6.50%	January 2019	115,728	—
Edenton Commons	$83,333	3.75%	September 2016	1,650,000	—
DF I-Moyock	$10,665	5.00%	July 2019	522,430	—
Graystone Crossing	$20,386	4.55%	October 2024	4,000,000	—
Bryan Station	Interest only	4.52%	November 2024	4,625,000	—
Crockett Square	Interest only	4.47%	December 2024	6,337,500	—
Harbor Point	$11,024	5.85%	December 2016	1,544,567	—
Senior convertible notes	Interest only	9.00%	December 2018	6,000,000	6,000,000
Senior non-convertible notes	Interest only	9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only	9.00%	January 2016	2,160,000	—
South Carolina Food Lions Note	Interest only	5.25%	January 2024	12,375,000	12,375,000
Bank Line of Credit	Interest only	4.50%	May 2015	—	2,000,000
Walnut Hill Plaza	$25,269	6.75%	July 2014	—	3,464,465
Starbucks/Verizon	$7,405	6.50%	July 2015	—	621,197
Total Loans Payable				$141,450,143	$94,562,503

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Payable (continued)

2013 Financing Activity

On March 11, 2013, the Company entered into a promissory note for $4.0 million to refinance the Shoppes at Eagle Harbor loan that matured in February 2013. The new loan matures on March 11, 2018 and requires monthly principal and interest payments based on a 20-year amortization and a 4.34% fixed interest rate.

The Riversedge North loan matured on April 16, 2013, and was extended until January 2014. On January 16, 2014, the loan was renewed until January 16, 2019. The loan requires monthly principal and interest payments based on a 15 year amortization with a fixed interest rate of 6.00%.

On April 19, 2013, we entered in a promissory note for $6.5 million to refinance the Shoppes at TJ Maxx loan that matured. The new loan matures on May 1, 2020 and requires monthly principal and interest payments based on a 25-year amortization and a 3.88% fixed interest rate.

On June 3, 2013, the Company entered into a promissory note with Monarch Bank for a $2,000,000 line of credit. The line of credit matured on May 12, 2014, provided for an interest rate of 4.5% per annum and was guaranteed by a Deed of Trust and Assignment of Rents on real property. This line of credit was paid off on September 16, 2014.

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

2014 Financing Activity
On January 31, 2014, the Company completed a second closing (“Second Closing”) consisting of the private placement of $2.16 million of non-convertible senior notes and warrants to purchase shares of the Company’s common stock. The non-convertible senior notes have an interest rate of 9.00% per annum (payable monthly) and mature on January 31, 2016. The warrants issued permit the purchase of an aggregate of 227,372 shares of the Company’s common stock, have an exercise price of $4.75 per share, expire on January 31, 2019 and, along with the warrants issued in the first closing on December 16, 2013, were not exercisable unless the Company obtained shareholder approval for this transaction and the issuance of the common stock underlying the warrants. The Company's shareholders approved the transaction and the issuance of the common stock underlying the warrants at its annual meeting in June 2014.

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

The Walnut Hill loan matured on April 11, 2014, and was subsequently extended until July 31, 2014. On July 31, 2014, the Company entered into a promissory note for $3,650,000 to refinance the note that matured. The new loan matures on

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Loans Payable (continued)

July 30, 2017 and requires monthly principal and interest payments of $24,273 based on a 20 year amortization and a 5.50% fixed interest rate.

On September 16, 2014, the Company entered into a promissory note for a $3,000,000 line of credit. The line of credit matures on September 16, 2015, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property. Concurrently with this transaction, the Company paid off its $2,000,000 line of credit with Monarch Bank.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2014, the Company believes it is in compliance with all applicable covenants.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2014 are as follows:

For the Years Ended December 31,
2015	$19,509,399
2016	18,576,325
2017	6,845,425
2018	17,411,020
2019	3,144,645
Thereafter	75,963,329
Total principal maturities	$141,450,143

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2014 are as follows:

For the Years Ended December 31,
2015	$16,472,115
2016	14,586,043
2017	12,502,596
2018	9,144,141
2019	6,970,859
Thereafter	37,381,823
$97,057,577

6. Equity

The Company has authority to issue 80,000,000 shares of stock, consisting of 75,000,000 shares of $0.01 par value Common Stock (“Common Stock”) and 5,000,000 shares of no par value Preferred Stock (“Preferred Stock”). The Company increased the number of shares of Common Stock authorized from 15,000,000 to 75,000,000 during June 2013.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 78.44% interest in the Operating Partnership as of December 31, 2014. Limited partners in the Operating Partnership have the right to convert their common units into cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2014 and 2013, there were 16,548,873 and 10,304,202, respectively, of common units outstanding with the Trust owning 12,981,250 and 8,231,850, respectively, of these common units.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Equity (continued)

June 2013 private placement

On June 10, 2013, the Company completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”). Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “June 2013 Securities Purchase Agreement”), the Company issued an aggregate of 4,500 shares of Series A Preferred Stock ("Series A Preferred") to the Buyers. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. In accordance with the June 2013 Securities Purchase Agreement, 2,691 shares of Series A Preferred converted automatically into 656,998 shares of the Company’s Common Stock upon the August 26, 2013 completion of the Company’s secondary offering (“Secondary Offering”) at a price equal to $4.085 per share, or 95% of the $4.30 per share price at which the Common Stock was sold in the Offering (the “Primary Conversion”).

The Company has the right to redeem the remaining 1,809 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends. Since the Series A Preferred features certain redemption rights that were considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events, the initial Series A Preferred amount of $4,157,000 was previously presented as a liability in the Company’s consolidated balance sheet. Upon completion of the Primary Conversion, the remaining Series A Preferred was reclassified to the shareholders’ equity section of the Company’s consolidated balance sheet, since the Series A Preferred no longer possessed the redemption features previously considered outside the Company’s control.

In connection with the investment, the Company and the Buyers entered into a Registration Rights Agreement, dated as of June 10, 2013 (the “June 2013 Registration Rights Agreement”). Pursuant to the June 2013 Registration Rights Agreement, the Company agreed to file and maintain a registration statement with the Securities and Exchange Commission for the resale of the Common Stock underlying the Series A Preferred acquired by the Buyers. The 656,998 shares were registered on September 23, 2013.

August 2013 secondary offering

On August 26, 2013, the Company completed the Secondary Offering in which 3,162,500 shares of the Company’s Common Stock were issued, including 412,500 in over-allotment shares issued on September 13, 2013. Net proceeds from the Secondary Offering totaled $12,720,275, excluding the impact of certain legal, accounting and other professional fees. The Company used a portion of these proceeds to fund the acquisitions discussed in Note 3 and for general corporate purposes.

December 2013 private placement

In association with the December 2013 Securities Purchase Agreement, the Company issued 421,053 warrants to acquire the Company's Common Stock with an exercise price of $4.75. The Company has determined that the warrants qualify for equity treatment under applicable GAAP.

2014 Series B Preferred Stock Offerings

On April 29, 2014, the Company completed its Series B Preferred Stock Offering (“Series B Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred Stock (the "Series B Preferred") and warrants to purchase 864,000 of the Company’s Common Stock. On May 21, 2014, the Company's underwriters exercised their over-allotment option, in which 21,600 units were issued, consisting of 108,000 additional shares of Series B Preferred Stock, and an additional 129,600 warrants. The Series B Preferred bears interest at a rate of 9% per annum and has a conversion price of $5.00 per share of Common Stock. The Series B Preferred will automatically convert into shares of the Company’s Common Stock if the 20-day volume weighted adjusted closing price of the Company's Common Stock exceeds $7.25 per share on the NASDAQ Capital Market. Each warrant permits investors to purchase one share of Common Stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Series B Offering totaled $18,671,378, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Series B Offering were used for acquisitions and for general corporate purposes.

On September 17, 2014, the Company completed a follow-on Series B Preferred Stock Offering ("Follow-on Offering"), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred and warrants to purchase 864,000 shares of the Company's Common Stock. On September 23, 2014, the Company's underwriters exercised their over-allotment option, in which 20,200 units were issued, consisting of 101,000 additional shares of Series B Preferred, and an

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Equity (continued)

additional 129,000 warrants. Net proceeds from the Follow-on Offering totaled $18,571,563, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Follow-on Offering were used for acquisitions and for general corporate purposes.

On April 24, 2014, in contemplation of the Series B Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000, and authorized 1,000,000 shares of Series B Preferred for the Offering. On August 19, 2014, the number of Series B Preferred authorized was increased from 1,000,000 to 3,000,000 in contemplation of the Follow-on Offering.

Equity Issuances under Share Incentive Plan

In November 2012, the Company's Board of Directors approved the Share Incentive Plan ("Share Incentive Plan"). The Share Incentive Plan allows for up to 500,000 shares of Common Stock to be issued as compensation. During the year ended December 31, 2014, the Company issued 105,834 shares to employees, directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $456,988. As of December 31, 2014, there are 394,166 shares available for issuance under the Company’s Share Incentive Plan.

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

As of December 31, 2014, 1,787,798 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of Common Stock on a one-to-one basis. Additionally, 1,648,900 shares of Series B Preferred and $6,000,000 of senior convertible debt are eligible to be converted into 9,661,579 shares of the Company's Common Stock and warrants to purchase 2,635,025 shares of the Company's Common Stock were outstanding at December 31, 2014. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Dividends

Dividends were made to holders of common units, common shares and preferred shares as follows:

	Years Ended December 31,
	2014	2013
Common unit and common shareholders	$4,089,057	$2,853,243
Preferred shareholders	$2,718,257	$141,418
On December 31, 2014, the Company declared a $0.035 per share dividend to common share and common unit holders of record as of December 31, 2014 to be paid on January 31, 2015. Accordingly, the Company has accrued $387,909 as of December 31, 2014 for this dividend.

On December 31, 2014, the Company declared a quarterly dividend to preferred shareholders of $968,209 to shareholders of record as of December 31, 2014 to be paid on January 15, 2015. Accordingly, the Company has accrued $968,209 as of December 31, 2014 for this dividend.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Commitments and Contingencies

Lease Commitments

As of December 31, 2014, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $17,701 and $7,156 during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, the Starbucks/Verizon property is subject to a ground lease which terminates in 2022. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $91,045 and $23,226 during the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments due under the ground lease, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended December 31,
2015	$77,000
2016	77,000
2017	77,000
2018	77,000
2019	77,000
Thereafter	498,000
$883,000

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under a blanket insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 3%, 20%, 64% and 13%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2014. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter amended its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. The Company has posted bonds for both judgments and has accrued for the judgments in the financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of the Operating Partnership that owns the Trust’s Harps at Harbor Point (“Harp’s Food Store”) and Harbor Point properties, filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by affiliates of the Trust. Crossland subsequently filed a counterclaim adding the Trust, among others, as a defendant to the case. The Lien relates to cost overruns incurred by Crossland during the construction and development process that occurred prior to the Trust acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien related to construction and development costs incurred prior to the Trust acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to the Trust. However, since there was no evidence that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the September 30, 2013 financial statements. On January 31, 2014, Crossland removed the lien as the affiliates of the Trust fulfilled their obligation to pay the Lien. Accordingly, the accrual was reversed as of December 31, 2013 since the Lien was satisfied without liability to the Trust and the 2013 financial statements had not been issued when the Lien was released.

8. Related Party Transactions

Mr. Wheeler, when combined with his affiliates, represents the Company’s largest stockholder. Prior to the October 24, 2014 acquisition, the Operating Companies and their affiliated companies provided administrative services to the Company, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the Company’s administrative services agreement with WHLR Management, responsibilities included administering the Company’s day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Related Party Transactions (continued)

management of the investments, and handling the disposition of the real estate investments. In addition to the Operating Companies, the Company also benefits from Mr. Wheeler's affiliates that specialize in other real estate investment activities, including (i) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (ii) Site Applications, LLC, a full service facility company, equipped to handle all levels of building maintenance, (iii) Wheeler Construction, LLC, a construction management company and (iv) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

Prior to being acquired in October 2014, Wheeler Interests leased the Company’s Riversedge property under a 10-year operating lease expiring in November 2017, with four five year renewal options available. The lease required monthly base rent payments of $24,000 and provided for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimbursed the Company for a portion of the property’s operating expenses and real estate taxes.

The following summarizes related party activity as of and for the years ended December 31, 2014 and 2013. The amounts disclosed below reflect the activity between the Company and the Operating Companies through the date of acquisition. All amounts subsequent to the acquisition date have been eliminated in consolidation.

	December 31,
	2014	2013
Amounts paid to affiliates	$3,827,990	$1,412,126
Amounts due to affiliates	$(463,281)	$(174,683)
Rent and reimbursement income received from affiliates	$329,718	$288,969
Rent and other tenant receivables due from affiliates	$—	$373,119
9. Subsequent Events

Acquisition of Laskin Road Land

On January 9, 2015, the Company completed its acquisition of 0.47 acres of undeveloped land located on Laskin Road, in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1,644,000. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the $1,494,000 balance of the contract price to be paid on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued will be determined using the Company's Common Stock closing price on the day prior to issuance.

Acquisition of Pierpont Centre

On January 14, 2015, the Company completed its acquisition of Pierpont Centre, a 122,259 square foot shopping center located in Morgantown, West Virginia ("Pierpont Centre") for a contract price of $13.89 million, paid through a combination of cash and debt. Pierpont Centre is currently 100% leased and its major tenants include GNC, Hallmark, Michael's, Ruby Tuesday and Outback Steakhouse.

Butler Square Contract

On February 9, 2015, the Company, through WHLR-Butler Square, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into an agreement to purchase Butler Square, an 82,400 square foot shopping center located in Mauldin, South Carolina, for $9.4 million. Butler Square is 100% occupied and includes Bi-Lo and Dollar Tree as tenants. The Company expects to close the acquisition in the second quarter of 2015.

Beaver Ruin Village Contract

On March 11, 2015, the Company, through WHLR-Beaver Ruin Village, LLC, a wholly-owned subsidiary of the Operating Partnership, entered into an agreement to purchase Beaver Ruin Village, an 74,038 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for $12.35 million. Beaver Ruin Village is 95% occupied, shadow

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated and Combined Financial Statements (Continued)

9. Subsequent Events (continued)

anchored by a Kroger grocery store, and includes Chase Bank and T-Mobile as tenants. The Company expects to close the acquisition in the second quarter of 2015.

Series C Preferred Stock Raise

On March 19, 2015, the Company entered into securities purchase agreements dated as of March 19, 2015 (the “Securities Purchase Agreements”), with certain accredited investors (the “Investors”), pursuant to which, among other things, the Company sold an aggregate of 93,000 shares of Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock, liquidation value $1,000 per share (the “Series C Preferred Stock”), in a private placement (the “Private Placement”) to the Investors in exchange for aggregate consideration of $93,000,000, consisting of $90,000,000 in cash and $3,000,000 in debt reduction. Each share of Series C Preferred Stock was sold to the Investors at an offering price of $1,000 per share. The Company expects to use the net offering proceeds to acquire properties and for general working capital.

From March 19, 2015 until June 18, 2015, the holders of Series C Preferred Stock are entitled to receive, when, and if authorized by the Company’s board of directors and declared by the Company out of legally available funds, a dividend, on an as converted basis, that mirrors any dividend payable on shares of Common Stock and also will be entitled to share in any other distribution made on the Common Stock on an as converted basis (other than dividends or other distributions payable in Common Stock). Any dividends or other distributions on the Series C Preferred Stock during this time period will be paid, on an as converted basis, pro rata from the date of issuance.

In addition, for the period beginning on and including June 19, 2015, but only to the extent that the Series C Preferred Stock remains outstanding and subject to the preferential rights of holders of any shares of senior capital stock of the Company, each share of the Series C Preferred Stock will bear a dividend, when and as authorized by the Board of Directors of the Company, equal to the excess, if any, of (i) 15.0% per annum, minus (ii) any dividend or other distribution payable by the Company on the Series C Preferred Stock pursuant to the previous paragraph in respect of the applicable quarterly period. Such dividends shall be cumulative from June 19, 2015 and shall be payable quarterly in arrears on or before July 15th, October 15th, January 15th and April 15th of each year or, if not a business day, the next succeeding business day. If the Series C Preferred Stock is converted to Common Stock prior to June 19, 2015, then no additional dividends will be payable on the Series C Preferred Stock.

The Series C Preferred Stock will automatically convert into shares of Common Stock on the fifth business day following the approval by the requisite holders of the Common Stock of the conversion of the Series C Preferred Stock into Common Stock and the issuance of Common Stock upon such conversion. Each share of Series C Preferred Stock shall convert into that number of shares of Common Stock equal to (i) the sum of the stated value and all accrued and unpaid dividends thereon, divided by (ii) the conversion price of $2.00 per share, subject to adjustment.

The Series C Preferred Stock is redeemable by the Company, in whole or in part at any time and from time to time, at a redemption price per share of the Series C Preferred Stock equal to (i) if the redemption occurs on or prior to the first anniversary of the issuance of the Series C Preferred Stock, the greater of (A) 105% of the liquidation preference plus all accrued and unpaid dividends, and (B) 105% of the value of that number of shares of Common Stock into which such share of Series C Preferred Stock would have been convertible immediately prior to the day fixed for redemption, which value shall be calculated on the volume weighted average price of the Common Stock for the 20 trading days prior to the day fixed for redemption; or (ii) if the redemption occurs after the first anniversary of the issuance of the Series C Preferred Stock, the greater of (A) 100% of the liquidation preference plus all accrued and unpaid dividends; and (B) 100% of the value of that number of shares of Common Stock into which such share of Series C Preferred Stock would have been convertible immediately prior to the day fixed for redemption, which value shall be calculated on the volume weighted average price of the Common Stock for the 20 trading days prior to the day fixed for redemption.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2014

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2014	$182,078	$60,841	$(56,402)	$186,517
Year Ended December 31, 2013	75,250	106,828	—	182,078

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2014

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Amscot Building	$—	$461,700	$31,128	$—	$—	$492,828	$492,828
Harps at Harbor Point	1,093,507	2,891,853	—	—	1,093,507	2,891,853	3,985,360
Lumber River Village	800,413	4,486,787	142,398	—	942,811	4,486,787	5,429,598
Monarch Bank	496,591	1,908,659	77,704	—	496,591	1,986,363	2,482,954
Perimeter Square	1,566,431	5,081,193	109,828	—	1,566,431	5,191,021	6,757,452
Riversedge North	909,898	2,207,571	511,607	—	909,898	2,719,178	3,629,076
Surrey Plaza	380,731	1,856,515	—	—	380,731	1,856,515	2,237,246
The Shoppes at TJ Maxx	2,115,119	6,719,386	215,603	—	2,115,119	6,934,989	9,050,108
The Shoppes at Eagle Harbor	785,040	4,219,464	258,236	—	785,040	4,477,700	5,262,740
Twin City Commons	800,272	3,040,956	4,233	—	800,272	3,045,189	3,845,461
Walnut Hill Plaza	733,748	2,413,832	1,326,423	—	733,748	3,740,255	4,474,003
Bixby Commons	2,134,152	6,791,995	—	—	2,134,152	6,791,995	8,926,147
Tampa Festival	4,653,354	6,691,097	199,828	—	4,694,966	6,849,313	11,544,279
Forrest Gallery	3,015,372	7,454,580	265,414	—	3,015,372	7,719,994	10,735,366
Jenks Reasors	1,796,860	8,339,838	—	—	1,796,860	8,339,838	10,136,698
Starbucks/Verizon	—	1,137,971	—	—	—	1,137,971	1,137,971
Jenks Plaza	498,260	917,898	—	—	498,260	917,898	1,416,158
Winslow Plaza	1,324,983	3,684,286	—	—	1,324,983	3,684,286	5,009,269
Clover Plaza	356,338	1,196,704	25,850	—	356,338	1,222,554	1,578,892
St. George Plaza	705,645	1,264,212	7,024	—	705,645	1,271,236	1,976,881
South Square	352,587	1,911,330	—	—	352,587	1,911,330	2,263,917
Westland Square	886,829	1,709,665	10,027	—	886,829	1,719,692	2,606,521
Waterway Plaza	1,279,700	1,247,952	—	—	1,279,700	1,247,952	2,527,652
Cypress Shopping Center	2,063,671	4,578,838	—	—	2,063,671	4,578,838	6,642,509
Harrodsbsurg Marketplace	1,431,484	2,484,653	—	—	1,431,484	2,484,653	3,916,137
Port Crossing Shopping Center	791,933	6,920,539	101,202	—	791,933	7,021,741	7,813,674
LaGrange Marketplace	390,180	2,659,203	—	—	390,180	2,659,203	3,049,383
DF I-Courtland	893,852	—	—	—	893,852	—	893,852
Edenton Commons	2,395,000	—	—	—	2,395,000	—	2,395,000
DF I-Moyock	908,066	—	—	—	908,066	—	908,066
Freeway Junction	1,521,133	6,757,222	—	—	1,521,133	6,757,222	8,278,355
Graystone Crossing	922,439	2,856,365	—	—	922,439	2,856,365	3,778,804
Bryan Station	1,658,454	2,756,142	—	—	1,658,454	2,756,142	4,414,596
Crockett Square	1,546,482	6,833,967	—	—	1,546,482	6,833,967	8,380,449
Harbor Point	2,400,000	—	—	—	2,400,000	—	2,400,000
DF I-Berkley	250,000	—	—	—	250,000	—	250,000
Totals	$43,858,524	$113,482,373	$3,286,505	$—	$44,042,534	$116,584,868	$160,627,402

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Amscot Building	(1)	$161,833	5/15/2004		5-40 years
Harps at Harbor Point	(2)	192,101		12/14/2012	5-40 years
Lumber River Village	(3)	345,349		11/16/2012	5-40 years
Monarch Bank	(4)	960,282		12/28/2007	5-40 years
Perimeter Square	(5)	398,636		11/16/2012	5-40 years
Riversedge North	(6)	837,063	4/17/2008		5-40 years
Surrey Plaza	(1)	161,044		12/21/2012	5-40 years
The Shoppes at TJ Maxx	(7)	541,322		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	(8)	748,794	9/9/2008		5-40 years
Twin City Commons	(9)	203,586		12/18/2012	5-40 years
Walnut Hill Plaza	(10)	1,337,358		12/14/2007	5-40 years
Bixby Commons	(11)	371,470		6/11/2013	5-40 years
Tampa Festival	(12)	350,728		8/26/2013	5-40 years
Forrest Gallery	(13)	410,892		8/29/2013	5-40 years
Jenks Reasors	(14)	318,968		9/25/2013	5-40 years
Starbucks/Verizon	(15)	46,712		10/21/2013	5-40 years
Jenks Plaza	(1)	87,314		12/17/2013	5-40 years
Winslow Plaza	(16)	197,841		12/19/2013	5-40 years
Clover Plaza	(17)	37,092		12/23/2013	5-40 years
St. George Plaza	(18)	42,128		12/23/2013	5-40 years
South Square	(19)	52,642		12/23/2013	5-40 years
Westland Square	(20)	55,868		12/23/2013	5-40 years
Waterway Plaza	(21)	41,046		12/23/2013	5-40 years
Cypress Shopping Center	(22)	68,008		7/1/2014	5-40 years
Harrodsburg Marketplace	(23)	38,220		7/1/2014	5-40 years
Port Crossing Shopping Center	(24)	153,307		7/3/2014	5-40 years
LaGrange Marketplace	(25)	49,978		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)	(26)	—		8/15/2014	N/A
Edenton Commons (undeveloped land)	(27)	—		8/15/2014	N/A
DF I-Moyock (undeveloped land)	(28)	—		8/15/2014	N/A
Freeway Junction	(29)	81,554		9/4/2014	5-40 years
Graystone Crossing	(30)	20,718		9/26/2014	5-40 years
Bryan Station	(31)	22,885		10/2/2014	5-40 years
Crockett Square	(32)	41,677		11/5/2014	5-40 years
Harbor Point (undeveloped land)	(33)	—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		—			N/A
Totals		$8,376,416

	2014	2013
Balance at beginning of period	$106,832,033	$46,637,221
Additions during the period:
Acquisitions	53,081,905	59,487,722
Improvements	713,464	707,090
Balance at end of period	$160,627,402	$106,832,033

(1)	These properties secure a $2.07 million bank line of credit.

(2)	This property secures a $3.25 million mortgage note.

(3)	This property secures a $2.90 million mortgage note.

(4)	This property secures a $1.43 million mortgage note.

(5)	This property secures a $4.29 million mortgage note.

(6)	This property secures a $1.01 million mortgage note.

(7)	This property secures a $6.25 million mortgage note.

(8)	This property secures a $3.77 million mortgage note.

(9)	This property secures a $3.28 million mortgage note.

(10)	This property secures a $3.63 million mortgage note.

(11)	This property secures a $6.70 million mortgage note.

(12)	This property secures a $8.75 million mortgage note.

(13)	This property secures a $9.05 million mortgage note.

(14)	This property secures a $8.55 million mortgage note.

(15)	This property secures a $652,000 mortgage note.

(16)	This property secures a $5.00 million mortgage note.

(17)	This property secures a $2.10 million mortgage note.

(18)	This property secures a $2.65 million mortgage note.

(19)	This property secures a $2.16 million mortgage note.

(20)	This property secures a $2.76 million mortgage note.

(21)	This property secures a $2.70 million mortgage note.

(22)	This property secures a $6.63 million mortgage note.

(23)	This property secures a $3.74 million mortgage note.

(24)	This property secures a $6.57 million mortgage note.

(25)	This property secures a $2.46 million mortgage note.

(26)	This property secures a $116,000 mortgage note.

(27)	This property secures a $1.65 million mortgage note.

(28)	This property secures a $552,000 mortgage note.

(29)	This property secures a $8.15 million mortgage note.

(30)	This property secures a $4.00 million mortgage note.

(31)	This property secures a $4.63 million mortgage note.

(32)	This property secures a $6.34 million mortgage note.

(33)	This property secures a $1.54 million mortgage note.

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

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.5	Form of Promissory Note for December 2013/January Private Placement Offering (4)

4.6	Form of Convertible Note for December 2013/January 2014 Private Placement Offering (4)

10.1	Form of Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (2)

10.3	Employment Agreement with Jon S. Wheeler (5)

10.4	Employment Agreement with Steven M. Belote (5)

10.5	Employment Agreement with Robin A. Hanisch (5)

10.6	Subordination Agreement (6)

10.7	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (1)

10.8	Contribution and Subscription Agreement by and among Wheeler REIT, L.P. and the members of PCSC Associates, LLC (7)

10.9	Contribution and Subscription Agreement by and among Wheeler REIT, L.P. and the members of LaGrange Associates, LLC (8)

10.10	Membership Interest Contribution Agreement dated October 24, 2014, by and among Jon S. Wheeler and Wheeler REIT, L.P. (5)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (5)

10.12	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (5)

10.13	Purchase and Sale Agreement dated November 3, 2014, by and among WHLR-Pierpont Center, LLC and DDR Southeast Morgantown, L.L.C., for the purchase of Pierpont Centre. (9)

21.1	Subsidiaries of Registrant (10)

23.1	Consent of Cherry Bekaert LLP (10)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

99.1	Code of Ethics (2)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (10)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (10)

(1)	Incorporated by reference to the Registrant's report on Form 8-K, File No. 001-35713 filed on April 29, 2014.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014, and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 7, 2014.

(8)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 30, 2014.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 7, 2014.

(10)	Filed herewith.