Form 10-Q
period 2015-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2015-05-15
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 13, 2015, there were 7,842,196 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS:
Investment properties, net	$163,265,867	$152,250,986
Cash and cash equivalents	80,958,326	9,969,748
Rents and other tenant receivables, net	2,114,898	1,985,466
Goodwill	7,004,072	7,004,072
Deferred costs and other assets, net	34,661,026	29,272,096
Total Assets	$288,004,189	$200,482,368
LIABILITIES:
Loans payable	$147,634,250	$141,450,143
Accounts payable, accrued expenses and other liabilities	7,211,725	5,908,798
Total Liabilities	154,845,975	147,358,941
Commitments and contingencies (Note 7)	—	—

Series C mandatorily convertible cumulative preferred stock (no par value, 100,000 shares authorized, 93,000 and no shares issued and outstanding, respectively)	87,510,354	—

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 1,809 shares issued and outstanding, respectively)	1,458,050	1,458,050
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 1,595,900 and 1,648,900 shares issued and outstanding, respectively)	36,608,768	37,620,254
Common stock ($0.01 par value, 75,000,000 shares authorized, 7,841,196 and 7,512,979 shares issued and outstanding, respectively)	78,411	75,129
Additional paid-in capital	32,197,918	31,077,060
Accumulated deficit	(34,607,083)	(27,660,234)
Total Shareholders’ Equity	35,736,064	42,570,259
Noncontrolling interests	9,911,796	10,553,168
Total Equity	45,647,860	53,123,427
Total Liabilities and Equity	$288,004,189	$200,482,368
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE:
Rental revenues	$4,380,605	$2,948,810
Asset management fees	212,298	—
Commissions	108,893	—
Tenant reimbursements and other revenues	1,050,345	715,342
Total Revenue	5,752,141	3,664,152
OPERATING EXPENSES:
Property operations	1,632,179	923,182
Non-REIT management and leasing services	369,775	—
Depreciation and amortization	3,236,484	1,785,602
Provision for credit losses	47,198	—
Corporate general & administrative	2,311,230	832,318
Total Operating Expenses	7,596,866	3,541,102
Operating Income (Loss)	(1,844,725)	123,050
Interest expense	(2,378,464)	(1,368,938)
Net Loss	(4,223,189)	(1,245,888)
Less: Net loss attributable to noncontrolling interests	(462,376)	(87,252)
Net Loss Attributable to Wheeler REIT	(3,760,813)	(1,158,636)
Preferred stock dividends	(2,502,223)	(40,703)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(6,263,036)	$(1,199,339)
Loss per share:
Basic and Diluted	$(0.80)	$(0.17)
Weighted-average number of shares:
Basic and Diluted	7,806,467	7,185,550
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B		Common					Noncontrolling
	Preferred Stock		Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2014	1,809	$1,458,050	1,648,900	$37,620,254	7,512,979	$75,129	$31,077,060	$(27,660,234)	$42,570,259	3,567,623	$10,553,168	$53,123,427
Accretion of Series B preferred stock discount	—	—	—	197,728	—	—	—	—	197,728	—	—	197,728
Conversion of Series B preferred stock to common stock	—	—	(53,000)	(1,209,214)	265,000	2,650	1,206,564	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	50,060	501	168,825	—	169,326	(50,060)	(169,326)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	13,157	131	44,869	—	45,000	—	—	45,000
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(299,400)	—	(299,400)	—	299,400	—
Dividends and distributions	—	—	—	—	—	—	—	(3,186,036)	(3,186,036)	—	(309,070)	(3,495,106)
Net loss	—	—	—	—	—	—	—	(3,760,813)	(3,760,813)	—	(462,376)	(4,223,189)
Balance, March 31, 2015 (Unaudited)	1,809	$1,458,050	1,595,900	$36,608,768	7,841,196	$78,411	$32,197,918	$(34,607,083)	$35,736,064	3,517,563	$9,911,796	$45,647,860
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,223,189)	$(1,245,888)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	1,127,170	705,355
Amortization	2,109,314	1,080,247
Loan cost amortization	486,198	86,831
Above (below) market lease amortization	195,729	(23,304)
Share-based compensation	45,000	—
Provision for credit losses	47,198	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	187,843	(392,882)
Unbilled rent	58,611	88,849
Deferred costs and other assets, net	(5,020,437)	(169,073)
Accounts payable, accrued expenses and other liabilities	247,705	(67,241)
Net cash (used in) from operating activities	(4,738,858)	62,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(4,535,000)	—
Capital expenditures	(10,600)	(41,612)
Net cash used in investing activities	(4,545,600)	(41,612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(231,977)	—
Dividends and distributions paid	(2,150,223)	(1,006,062)
Proceeds from sales of preferred stock, net of expenses	83,672,828	—
Net (payments to) proceeds from related parties	(423,084)	29,889
Loan proceeds	—	2,160,000
Loan principal payments	(594,508)	(223,862)
Net cash from financing activities	80,273,036	959,965
INCREASE IN CASH AND CASH EQUIVALENTS	70,988,578	981,247
CASH AND CASH EQUIVALENTS, beginning of period	9,969,748	1,155,083
CASH AND CASH EQUIVALENTS, end of period	$80,958,326	$2,136,330
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$9,800,000	$—
Conversion of senior convertible debt into Series C preferred stock	$3,000,000	$—
Accretion of preferred stock discounts	$1,211,202	$—
Other Cash Transactions:
Cash paid for interest	$1,877,966	$1,325,195
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2015, the Trust, through the Operating Partnership, owned and operated thirty-one centers and seven undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2014 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2014 Annual Report filed on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
2. Summary of Significant Accounting Policies
Rents and Other Tenant Receivables, net
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2015 and December 31, 2014, the Company’s allowance for uncollectible accounts totaled $233,780 and $186,517, respectively. During the three months ended March 31, 2015 and 2014, the Company recorded bad debt expenses in the amounts of $47,198, and $0, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2015 and 2014, the Company did not realize any recoveries related to tenant receivables previously written off.
Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing costs and tenant relationship intangible assets associated with acquisitions, and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing and tenant relationship intangible assets are amortized over their estimated useful lives. Acquisition deposits and escrows relate to advance funding of acquisitions to be completed.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows:

	March 31, 2015	December 31, 2014
	(unaudited)
Lease origination costs, net	$3,435,361	$3,575,358
Leases in place, net	12,552,926	12,198,630
Financing costs, net	3,341,321	3,517,045
Property reserves	4,259,151	4,242,499
Acquisition deposits and escrows	5,420,000	623,350
Legal and marketing costs, net	204,654	224,898
Tenant relationships	4,964,660	4,485,698
Other	482,953	404,618
Total Deferred Costs and Other Assets, net	$34,661,026	$29,272,096
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

For the Periods Ending March 31,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2016	$481,321	$3,611,168	$895,867	$48,864	$2,278,381
2017	438,138	2,310,213	499,417	33,166	1,053,363
2018	382,625	1,725,128	378,111	26,160	684,779
2019	292,314	1,068,849	269,041	21,005	383,109
2020	232,520	780,641	261,853	17,319	252,511
Thereafter	1,608,443	3,056,927	1,037,032	58,140	312,517
	$3,435,361	$12,552,926	$3,341,321	$204,654	$4,964,660
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
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, the Company has reported noncontrolling interests in equity on the March 31, 2015 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the March 31, 2015 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Company and noncontrolling interests. The unaudited condensed consolidated statement of equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
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
Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Statement of Operations is presented below:

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Acquisition costs	$653,242	$57,000
Professional fees	388,233	398,690
Compensation and benefits	655,817	—
Corporate administration	273,229	101,606
REIT administration fees	2,010	165,375
Travel	203,341	38,329
Advertising	45,232	9,158
Taxes and licenses	90,126	62,160
Total	$2,311,230	$832,318
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016. The Company will adopt the ASU in 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

restating prior period comparative consolidated balance sheets. The Company does not expect the adoption of ASU 2015-03 to materially impact its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

3. Investment Properties
Investment properties consist of the following:

	March 31, 2015	December 31, 2014
	(unaudited)
Land	$37,870,933	$37,195,616
Land held for improvement	8,790,918	6,846,918
Buildings and improvements	126,107,602	116,584,868
Investment properties at cost	172,769,453	160,627,402
Less accumulated depreciation and amortization	(9,503,586)	(8,376,416)
Investment properties, net	$163,265,867	$152,250,986
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Acquisitions

Laskin Road Land

On January 9, 2015, the Company completed its acquisition of 0.47 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1,644,000. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the $1,494,000 balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued will be determined using the Company's common stock price on the day prior to issuance.

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

Brook Run Properties

On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties"), consisting of a 2.0 acre parcel of undeveloped real estate located in Richmond, Virginia, for a contract price of $300,000 in cash. The Company plans to ground lease this property to an affiliated shopping center.

The following summarizes the consideration paid and the preliminary estimated fair values of assets acquired and liabilities assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. In determining fair values, the Company considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties. The valuations and purchase price allocations for these acquisitions remain preliminary but are expected to be finalized prior to December 31, 2015.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

Total
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$11,873,413
Lease intangibles and other assets (b)	2,753,413
Above market leases (b)	1,215,221
Below market leases (b)	(13,047)

Preliminary fair value of net assets acquired	$15,829,000

Purchase consideration:
Consideration paid with cash and debt	$14,335,000
Consideration paid with common units	1,494,000

Total consideration (c)	$15,829,000

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

c.
Represents the components of purchase consideration paid. Consideration paid with common units includes amounts currently due for acquisitions that, per the original contract, are to be settled by issuing common units subsequent to March 31, 2015.

The Company incurred $653,242 in acquisition expenses for these acquisitions. These costs are included on the unaudited condensed consolidated statement of operations under the caption "Corporate general & administrative."

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

Unaudited pro forma financial information in the aggregate is presented below for certain acquisitions. The unaudited pro forma information presented below includes the effects of the acquisitions as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Laskin Road and Brook Run Properties as the Company's management has determined that their inclusion would not be meaningful due to the lack of operating history.

	Three Months Ended March 31,
	2015	2014
Rental revenue	$4,424,974	$3,215,028
Net loss	$(4,240,080)	$(1,347,232)
Net loss attributable to Wheeler REIT	$(3,774,442)	$(1,240,106)
Net loss attributable to Wheeler REIT common shareholders	$(6,276,665)	$(1,280,809)
Basic loss per share	$(0.80)	$(0.18)
Diluted loss per share	$(0.80)	$(0.18)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable
The Company’s loans payable consist of the following:

	Monthly		Interest
Property/Description	Payment		Rate	Maturity	March 31, 2015	December 31, 2014
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,738,846	$3,773,319
Lumber River Plaza	$18,414		5.65%	May 2015	2,874,034	2,894,862
Monarch Bank Building	$9,473		4.15%	December 2017	1,417,344	1,430,961
Perimeter Square	$28,089		6.38%	June 2016	4,261,754	4,294,216
Riversedge North	$8,802		6.00%	January 2019	996,515	1,007,856
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,603,914	3,626,945
Harps at Harbor Point	$18,122		3.99%	December 2015	3,229,553	3,251,552
Twin City Commons	$17,827		4.86%	January 2023	3,265,375	3,279,076
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	6,207,185	6,248,349
Bixby Commons	Interest only		2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only		4.25%	September 2015	2,074,432	2,074,432
Forrest Gallery	$50,973		5.40%	September 2023	9,015,020	9,045,880
Jenks Reasors	Interest only		4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797		5.56%	September 2023	8,715,930	8,746,860
Starbucks/Verizon	$4,383		5.00%	July 2019	647,027	652,044
Winslow Plaza	Interest only		5.22%	December 2015	5,000,000	5,000,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,720,847	3,735,739
Port Crossing	$34,788		4.84%	August 2024	6,543,952	6,568,918
LaGrange Marketplace	$13,813		5.00%	March 2020	2,453,229	2,463,909
Freeway Junction	Interest only		4.60%	September 2024	8,150,000	8,150,000
DF I-Courtland	$1,411		6.50%	January 2019	113,365	115,728
DF I-Edenton	$250,000	[1]	3.75%	September 2016	1,400,000	1,650,000
DF I-Moyock	$10,665		5.00%	July 2019	496,862	522,430
Graystone Crossing	$20,386		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	1,536,566	1,544,567
Pierpont Centre	Interest only		4.15%	February 2025	9,800,000	—
Senior convertible notes	Interest only		9.00%	December 2018	3,000,000	6,000,000
Senior non-convertible notes	Interest only		9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	2,160,000	2,160,000
South Carolina Food Lions note	Interest only		5.25%	January 2024	12,375,000	12,375,000
Total Loans Payable					$147,634,250	$141,450,143
(1) $250,000 plus accrued interest paid quarterly until maturity.

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Loans Payable (continued)
Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of March 31, 2015 are as follows:

For the Periods Ending March 31,

(unaudited)
2016	$21,649,021
2017	16,381,725
2018	10,132,451
2019	11,887,648
2020	4,494,548
Thereafter	83,088,857
Total principal maturities	$147,634,250

5. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of March 31, 2015 are as follows:

For the Periods Ending March 31,
(unaudited)
2016	$17,903,391
2017	16,085,280
2018	13,820,639
2019	10,293,829
2020	8,143,990
Thereafter	37,090,100
$103,337,229
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
As of March 31, 2015, 1,737,738 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 1,595,900 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $3,000,000 of senior convertible debt are eligible to be converted into 9,396,579 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at March 31, 2015. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Equity (continued)

Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended March 31,
	2015	2014
Common unit and common shareholders	$992,883	$966,950
Preferred shareholders	2,502,223	40,703
Total	$3,495,106	$1,007,653

On March 19, 2015, the Company declared a $0.0175 per share dividend payable on or about April 30, 2015 to shareholders and unitholders of record as of March 31, 2015. Accordingly, the Company has accrued $198,779 as of March 31, 2015 for this dividend.
During the three months ended March 31, 2015, the Company declared quarterly dividends of $1,291,021 to preferred shareholders of record as of March 31, 2015 to be paid on April 15, 2015. Accordingly, the Company has accrued $1,291,021 as of March 31, 2015 for this dividend.
Series C Preferred Stock Offering
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

Net proceeds from the Private Placement totaled $83,496,881, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Private Placement will be used for future acquisitions and for general corporate purposes.
Equity Issuances under Share Incentive Plan
During the three months ended March 31, 2015, the Company issued 13,157 shares to directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $45,000. As of March 31, 2015, there are 381,009 shares available for issuance under the Company’s Stock Incentive Plan.
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
Prior to being acquired by the Company in October 2014, Wheeler Interests, LLC (“Wheeler Interests”), which was controlled by Mr. Wheeler, leased the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease required monthly base rent payments of $24,000 and provided for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimbursed the Company for a portion of the property’s operating expenses and real estate taxes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Related Party Transactions (continued)

The following summarizes related party activity as of and for the three months ended March 31, 2015 and 2014 (unaudited):

	March 31,
	2015	2014
Amounts paid to affiliates	$202,902	$739,365
Amounts due from affiliates	$(597,617)	$(142,619)
Rent and reimbursement income received from Wheeler Interests	$—	$97,494
Rent and other tenant receivables due from Wheeler Interests	$—	$422,339
9. Subsequent Events
Alex City Marketplace

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10,250,000, paid through a combination of cash and debt. Alex City Marketplace is 98% leased as of the date of this filing and its major tenants include Winn Dixie and Goody's.

Butler Square

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9,400,000, paid through a combination of cash and debt. Butler Square is 100% leased as of the date of this filing and its major tenants include Bi-Lo and Dollar Tree.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated and combined financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K for the year ended December 31, 2014. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
Executive Overview
The March 31, 2015 three month period includes the combined operations of all properties owned at December 31, 2014 as described in our 2014 Form 10-K, and a partial quarter of operations for Pierpont Centre. Conversely, the March 2014 three month period only includes a full period of combined operations for all properties owned at December 31, 2013 as described in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"). The March 2015 results also included a full quarter of impact from internalizing Wheeler Interests, LLC, Wheeler Real Estate, LLC, and Wheeler Management, LLC (the "Operating Companies"). In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2014 annual period (collectively referred to as “same stores”) and of those properties acquired during 2014 and 2015 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2014 had on our results of operations.
Leasing Activity
Renewals during the first three months of 2015 were comprised of ten deals totaling 88,825 square feet with a weighted-average increase of $0.92 per square foot, representing an increase of 9.65% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.97 per square foot on nine renewals and a $1.00 per square foot decrease on one renewal. All ten renewals resulted in changes to rent per square foot, while four renewals represented options being exercised.
Approximately 10.51% of our gross leasable area is subject to leases that expire during the twelve months ending March 31, 2016 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Acquisitions
On January 9, 2015, the Company completed its acquisition of 0.47 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1,644,000. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the $1,494,000 balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued will be determined using the Company's Common Stock price on the day prior to issuance.
On January 14, 2015, the Company completed its acquisition of Pierpont Centre, a 122,259 square foot shopping center located in Morgantown, West Virginia ("Pierpont Centre") for a contract price of $13.89 million, paid through a combination of cash and debt. Pierpont Centre is currently 100% leased and its major tenants include GNC, Hallmark, Michael's, Ruby Tuesday and Outback Steakhouse.
On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties"), consisting of a 2.0 acre parcel of undeveloped real estate located in Richmond, Virginia, for a contract price of $300,000, paid in cash. The Company plans to ground lease this property to an affiliated shopping center.
Critical Accounting Policies
In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2014 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2015. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ending March 31,		Three Months Ended Changes
	2015	2014	Change	% Change
PROPERTY DATA:
Number of properties owned and operated (1)	31	22	9	40.91%
Aggregate gross leasable area (1)	2,029,073	1,284,022	745,051	58.02%
Ending occupancy rate (1)	95.81%	94.20%	1.61%	1.71%
FINANCIAL DATA:
Rental revenues	$4,380,605	$2,948,810	$1,431,795	48.56%
Asset management fees	212,298	—	212,298	—%
Commissions	108,893	—	108,893	—%
Tenant reimbursements and other revenues	1,050,345	715,342	335,003	46.83%
Total Revenue	5,752,141	3,664,152	2,087,989	56.98%
EXPENSES:
Property operations	1,632,179	923,182	708,997	76.80%
Non-REIT management and leasing services	369,775	—	369,775	—%
Depreciation and amortization	3,236,484	1,785,602	1,450,882	81.25%
Provision for credit losses	47,198	—	47,198	—%
Corporate general & administrative	2,311,230	832,318	1,478,912	177.69%
Total Operating Expenses	7,596,866	3,541,102	4,055,764	114.53%
Operating Loss	(1,844,725)	123,050	(1,967,775)	(1,599.17)%
Interest expense	(2,378,464)	(1,368,938)	(1,009,526)	73.75%
Net Loss	(4,223,189)	(1,245,888)	(2,977,301)	238.97%
Net loss attributable to noncontrolling interests	(462,376)	(87,252)	(375,124)	429.93%
Net Loss Attributable to Wheeler REIT	$(3,760,813)	$(1,158,636)	$(2,602,177)	224.59%
(1)    Excludes Riversedge North that ceased paying rent upon acquiring the Operating Companies and the undeveloped land parcels.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all twelve of our 2014 acquisitions occurred subsequent to March 31, 2014.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$3,627,039	$3,664,152	$1,803,911	$—	$5,430,950	$3,664,152
Property expenses	1,088,676	923,182	543,503	—	1,632,179	923,182
Property Net Operating Income	2,538,363	2,740,970	1,260,408	—	3,798,771	2,740,970
Asset Management and Commission Revenue	—	—	321,191	—	321,191	—
Non-REIT management and leasing services	—		369,775	—	369,775	—
Depreciation and amortization	1,648,782	1,785,602	1,587,702	—	3,236,484	1,785,602
Provision for credit losses	24,612	—	22,586	—	47,198	—
Corporate general & administrative	1,819,269	832,318	491,961	—	2,311,230	832,318
Total Other Operating Expenses	3,492,663	2,617,920	2,472,024	—	5,964,687	2,617,920
Interest expense	1,716,215	1,368,938	662,249	—	2,378,464	1,368,938
Net Loss	$(2,670,515)	$(1,245,888)	$(1,552,674)	$—	$(4,223,189)	$(1,245,888)

Property Revenues
Total same store property revenues for the three month period ended March 31, 2015 were $3.63 million, compared to $3.66 million for the three month period ended March 31, 2014. Same store revenues fluctuated primarily due to Riversedge North ceasing to pay rent due to management internalization, the amount and timing of prior year tenant reimbursement reconciliation adjustments and contractual rent adjustments. Riversedge North contributed $97,000 to property revenues for the three month period ended March 31, 2014. Excluding the impact of Riversedge North on the 2014 property revenues, same store property revenues increased approximately $60,000 for the three month period ended March 31, 2015 as compared to the prior period.
The three month period ended March 31, 2015 represents full periods of operations reported for the twelve acquisitions made in 2014, and a partial quarter of operations for the Pierpont Centre acquisition made in the three months ended March 31, 2015. These properties (new stores) contributed $1.80 million in revenues for the three month period ended March 31, 2015, respectively, compared to $0 for the three month period ended March 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store operating expenses for the three month period ended March 31, 2015 were $1,088,676, compared to $923,182 for the three month period ended March 31, 2014. The increase was primarily due to the nature and timing of repairs and maintenance, increases in real estate taxes due to property reassessments of prior acquisitions, increases in utility expenses which were caused by the unusually inclement weather experienced in our markets and increases in cost allocations associated with managing the properties for the three months ended March 31, 2015 as compared to the 2014 three month period.
There were no significant unusual or non-recurring items included in new store property expenses for the three month period ended March 31, 2015.
Property Net Operating Income

Total property net operating income was $3.80 million for the three month period ended March 31, 2015, compared to $2.74 million for the three month period ended March 31, 2014. The March 2015 three month period results represent increases of $1.06 million over the comparable March 2014 period. New stores accounted for the majority of these increases by generating $1.26 million in property net operating income for the three month period ended March 31, 2015, compared to $0 for the three month period ended March 31, 2014.

Other Operating Expenses
Same store other operating expenses for the three month period ended March 31, 2015 period were $3.49 million, respectively, representing an increase of $874,743 over the three month period ended March 31, 2014. This increase in same store operating expenses resulted from an increase of $986,951 in general and administrative expenses offset by a $136,820 decrease in depreciation and amortization expenses. The decreases in same store depreciation and amortization expense for the three month period ended March 31, 2015, resulted from more assets becoming fully depreciated and amortized since the March 2014 period.
Total general and administrative expenses for the three months ended March 31, 2015 increased by $1.48 million as compared to the 2014 period. General and administrative expenses during the March 2015 period included approximately $852,000 of non-recurring expenses related to acquisitions, capital events and marketing that are discussed below. Additionally, there were approximately $198,000 of costs related to our annual audit and other one-time annual fees that were expensed during the three months ended March 31, 2015 that are also further discussed below. During the three months ended March 31, 2015, we incurred approximately $653,000 of professional fees related to acquisitions and capital transactions, compared to approximately $57,000 for the 2014 period. First quarter 2015 acquisition expenses were associated with the acquisitions completed in the three months ended March 31, 2015 and due diligence of potential acquisitions currently in our pipeline, primarily related to financial statement audits, appraisals and legal matters. Additionally, we incurred approximately $32,000 of non-recurring travel and other costs associated with the March 2015 Series C Preferred Stock offering and sourcing potential acquisitions. General and administrative expenses for the three months ended March 31, 2015 were impacted by the internalization of the Operating Companies, including approximately $655,800 of compensation and benefits expenses that were not incurred during the 2014 period, annual auditing and tax return costs and other operating costs resulting from internalizing the Operating Companies.
Compensation and benefits expenses included approximately $82,000 of non-recurring employee bonuses for the Pierpont Centre and Alex City Marketplace acquisitions that are based on 2014 compensation plans that are no longer in place, but still applied to these acquisitions since they were deals sourced in 2014. During 2015, we revamped our compensation plan for the acquisition team to a primarily base salary structure. During the three months ended March 31, 2015, we incurred approximately $125,000 of annual audit fees and approximately $25,000 of non-recurring accounting fees related to establishing our Taxable REIT Subsidiaries. The majority of the annual audit work is performed during the first quarter of each year so audit related fees should be nominal during the remainder of 2015. General and administrative expenses for the three months ended March 31, 2015 were also impacted by several other items that should not occur in subsequent 2015 quarters, including our annual Nasdaq fee of $55,000, our annual NexusPayables fee of $18,000 and non-recurring marketing and event sponsorship expenses of approximately $60,000.
Interest Expense
Same store interest expense was $1.72 million for the three month period ended March 31, 2015, which represents an increase of $347,277 as compared to $1.37 million for the three month period ended March 31, 2014. The increase primarily resulted from a full three months of interest on the issuance of $2.16 million in senior non-convertible notes in January 2014 and the acceleration of amortization expense on loan costs related to the $3,000,000 of senior convertible debt that was converted in Series C Preferred Stock in March 2015. Total interest expense for the three months ended March 31, 2015 increased $1.01 million. In addition to the impact of the senior debt, total interest expense was affected by the issuance of $56.5 million of acquisition-related debt since March 2014.
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
Below is a comparison of same and new store FFO for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net income (loss)	$(2,670,515)	$(1,245,888)	$(1,552,674)	$—	$(4,223,189)	$(1,245,888)	$(2,977,301)	238.97%
Depreciation of real estate assets	1,648,782	1,785,602	1,587,702	—	3,236,484	1,785,602	1,450,882	81.25%
Total FFO	$(1,021,733)	$539,714	$35,028	$—	$(986,705)	$539,714	$(1,526,419)	(282.82)%

During the three month period ended March 31, 2015, same store FFO decreased $1,561,447, primarily due to an increase of $347,277 in same store interest expense, coupled with an increase of $986,951 in corporate general and administrative expenses for the three month period ended March 31, 2015. Total FFO decreased $1,526,419 for the three month period ended March 31, 2015, primarily due to the preferred stock dividends paid on the Series B and Series C Preferred Stock issued subsequent to the March 2014 three month period. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above.
We believe the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Core FFO, which we define to exclude such items. Management believes that these adjustments are appropriate in determining Core FFO as they are not indicative of the operating performance of our assets. In addition, we believe that Core FFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that Core FFO presented by us is comparable to the adjusted or modified FFO of other REITs.
Excluding the impact of acquisition and legal related costs and share-based compensation, total core FFO for the three month period ended March 31, 2015 would have been $(1,028,457), representing decreases of $1.65 million over the March 2014 three month periods, as shown in the table below:

	Three Months Ended March 31,
	2015	2014
Total FFO	$(986,705)	$539,714
Preferred stock dividends	(2,502,223)	(40,703)
Preferred stock accretion adjustments	1,211,202	—
Total FFO available to common shareholders and common unitholders	(2,277,726)	499,011
Acquisition costs	653,242	57,000
Share-based compensation	45,000	—
Loan cost amortization	486,198	86,831
Above/below market lease amortization	195,729	(23,304)
Tenant improvement reserves	(59,500)	—
Recurring capital expenditures	(71,400)	—
Total Core FFO	$(1,028,457)	$619,538
Preferred stock dividends for the three month period ended March 31, 2015 include approximately $352,500 of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock, representing accrued dividends from March 19, 2015 through March 31, 2015. However, only a small portion of the proceeds generated in this offering were invested as of March 31, 2015. Proceeds from the Series C Preferred Stock offering will be invested in subsequent quarters. Accordingly, the full impact on FFO of investing the proceeds of these offerings will be realized in subsequent periods.
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. The Series C Preferred Stock adjustment represents the majority of the total since the related offering costs are being amortized until June 4, 2015, the earliest possible conversion date.
Liquidity and Capital Resources
At March 31, 2015, our consolidated cash and cash equivalents totaled $80.96 million compared to consolidated cash and cash equivalents of $9.97 million at December 31, 2014. Cash flows from operating activities, investing activities and financing activities for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2015	2014	$	%
Operating activities	$(4,738,858)	$62,894	$(4,801,752)	(7,634.67)%
Investing activities	$(4,545,600)	$(41,612)	$(4,503,988)	10,823.77%
Financing activities	$80,273,036	$959,965	$79,313,071	8,262.08%

Operating Activities
During the three months ended March 31, 2015, our cash flows used by operating activities were $4.74 million, compared to cash flows provided by operating activities of $62,894 during the three months ended March 31, 2014. Operating cash flows were primarily impacted by the $2.98 million increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $708,997 increase in total property operations expenses associated with operating the REIT and the addition of sixteen properties since March 2014. Also impacting operating cash flows was approximately $5.4 million paid in escrows on our contemplated acquisitions, $4.7 million of which related to Alex City Marketplace which was completed subsequent to March 31, 2015, but required the equity funds to be escrowed on March 31, 2015.
Investing Activities
During the three months ended March 31, 2015, our cash flows used in investing activities were $4.55 million, compared to cash flows used in investing activities of $41,612 during the three months ended March 31, 2014. The 2015 amount reflects the cash used to acquire the three properties in the three months ended March 31, 2015.
Financing Activities
During the three months ended March 31, 2015, our cash flows from financing activities were $80.27 million, compared to $959,965 of cash flows from financing activities during the three months ended March 31, 2014. During the three months ended March 31, 2015, we received $83.67 million from the completion of our Series C Preferred Stock offering in March 2015. These proceeds were partially offset by dividends and distributions, which increased to $2.15 million in the three months ended March 31, 2015 from $1,006,062 during the three months ended March 31, 2014 period as a result of the additional common shares, common units and preferred shares issued during the period from April 2014 to March 2015.
There was no refinancing activity during the three month periods ended March 31, 2015 and 2014.
As of March 31, 2015 and December 31, 2014, our debt balances consisted of the following:

	March 31, 2015	December 31, 2014
Fixed-rate notes	$147,634,250	$141,450,143

The weighted-average interest rate and term of our fixed-rate debt are 5.00% and 6.11 years, respectively, at March 31, 2015. We have $21.65 million of debt maturing during the twelve months ending March 31, 2016. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

The $21.65 million in debt maturities, ongoing debt service, preferred stock dividends and the $0.21 per share targeted annual common stock dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for the existing thirty-nine properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.
Off-Balance Sheet Arrangements
As of March 31, 2015, we were not involved in any significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for us in the first quarter of the year ended December 31, 2017 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU will be effective for annual periods ending after December 15, 2016. We will adopt the ASU in 2016.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. We do not expect the adoption of ASU 2015-03 to materially impact its financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2015 (the end of the period covered by this Form 10-Q).
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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1
Articles of Amendment and Restatement of the Registrant, as corrected by the Certificate of Correction of Articles of Amendment and Restatement for Wheeler Real Estate Investment Trust, Inc., dated April 25, 2014 and Certificate of Correction of Articles of Amendment and Restatement for Wheeler Real Estate Investment Trust, Inc., dated August 18, 2014, as amended by the Wheeler Real Estate Investment Trust, Inc., Articles of Amendment dated August 15, 2014 (previously filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-11 (File No. 333-198245), filed on August 20, 2014, and incorporated herein by reference. (2)

3.2	Articles Supplementary designating Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock. (1)

3.3	Amended and Restated Bylaws of the Registrant (3)

4.1	Form of Certificate of Common Stock of Registrant (3)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (4)

4.3	Form of Warrant Certificate of Registrant (4)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (5)

4.5	Form of Promissory Note for December 2013/January 2014 Private Placement Offering (5)

4.6	Form of Convertible Note for December 2013/January 2014 Private Placement Offering (5)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (7)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., Designation of Series C Mandatorily Convertible Preferred Units. (9)

10.3	Wheeler Real Estate Investment Trust, Inc. 2012 Stock Incentive Plan (3)

10.4	Employment Agreement with Jon S. Wheeler (6)

10.5	Employment Agreement with Steven M. Belote (6)

10.6	Employment Agreement with Robin A. Hanisch (6)

10.7	Subordination Agreement (7)

10.8	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (2)

10.9	Membership Interest Contribution Agreement dated October 24, 2014, by and among Jon S. Wheeler and Wheeler REIT, L.P. (6)

10.10	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (6)

10.11	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (6)

10.12	Form of Securities Purchase Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (9)

10.13	Form of Registration Rights Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (9)

10.14	Shareholder Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.15	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors LLC. (9)

10.16	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.17	Placement Agency Agreement by Compass Point Research & Trading, LLC, the Company and the Operating Partnership. (1)

10.18
First Amendment to Placement Agency Agreement, dated March 18, 2015, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P. and Compass Point Research & Trading, LLC, as representative of the several placement agents. (9)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

101.INS	XBRL Instance Document (10)

101.SCH	XBRL Taxonomy Extension Schema Document (10)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (10)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (10)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (10)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (10)

(1)	Incorporated by reference to the Registrant’s report on Form 8-K, File No. 001-35713 filed on March 18, 2015.

(2)	Incorporated by reference to the Registrant's report on Form 8-K, File No. 001-35713 filed on April 29, 2014.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014, and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on November 7, 2014.

(9)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on March 19, 2015.

(10)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date:	May 15, 2015