Form 10-Q
period 2015-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2015-08-12
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2015, there were 65,918,841 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
Investment properties, net	$192,945,133	$152,250,986
Cash and cash equivalents	49,165,844	9,969,748
Rents and other tenant receivables, net	2,193,602	1,985,466
Goodwill	5,485,823	7,004,072
Above market lease intangible, net	5,681,901	4,488,900
Deferred costs and other assets, net	45,688,802	29,272,096
Total Assets	$301,161,105	$204,971,268
LIABILITIES:
Loans payable	$163,826,466	$141,450,143
Below market lease intangible, net	5,016,648	5,267,073
Accounts payable, accrued expenses and other liabilities	8,227,725	5,130,625
Total Liabilities	177,070,839	151,847,841
Commitments and contingencies	—	—

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 1,809 shares issued and outstanding)	1,458,050	1,458,050
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 1,595,900 and 1,648,900 shares issued and outstanding, respectively)	36,806,496	37,620,254
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 54,419,013 and 7,512,979 shares issued and outstanding, respectively)	544,190	75,129
Additional paid-in capital	183,834,995	31,077,060
Accumulated deficit	(108,544,140)	(27,660,234)
Total Shareholders’ Equity	114,099,591	42,570,259
Noncontrolling interests	9,990,675	10,553,168
Total Equity	124,090,266	53,123,427
Total Liabilities and Equity	$301,161,105	$204,971,268
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE:
Rental revenues	$4,910,403	$2,999,290	$9,291,008	$5,948,100
Asset management fees	121,184	—	333,482	—
Commissions	111,717	—	220,610	—
Tenant reimbursements and other revenues	1,560,057	634,404	2,610,402	1,349,746
Total Revenue	6,703,361	3,633,694	12,455,502	7,297,846
OPERATING EXPENSES:
Property operations	1,901,313	909,037	3,533,492	1,832,219
Non-REIT management and leasing services	231,777	—	601,552	—
Depreciation and amortization	4,074,749	1,735,944	7,311,233	3,521,546
Provision for credit losses	54,538	(28,032)	101,736	(28,032)
Corporate general & administrative	3,518,630	1,385,549	5,829,860	2,217,867
Total Operating Expenses	9,781,007	4,002,498	17,377,873	7,543,600
Operating Loss	(3,077,646)	(368,804)	(4,922,371)	(245,754)
Interest expense	(2,217,592)	(1,536,637)	(4,596,056)	(2,905,575)
Net Loss	(5,295,238)	(1,905,441)	(9,518,427)	(3,151,329)
Less: Net loss attributable to noncontrolling interests	(440,216)	(81,451)	(902,592)	(168,703)
Net Loss Attributable to Wheeler REIT	(4,855,022)	(1,823,990)	(8,615,835)	(2,982,626)
Preferred stock dividends	(8,334,102)	(423,555)	(10,836,325)	(464,258)
Deemed dividend related to beneficial conversion feature of preferred stock	(59,520,000)	—	(59,520,000)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(72,709,124)	$(2,247,545)	$(78,972,160)	$(3,446,884)
Loss per share:
Basic and Diluted	$(4.13)	$(0.31)	$(6.20)	$(0.47)
Weighted-average number of shares:
Basic and Diluted	17,594,873	7,329,788	12,727,710	7,258,068
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B		Series C		Common					Noncontrolling
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2014	1,809	$1,458,050	1,648,900	$37,620,254	—	$—	7,512,979	$75,129	$31,077,060	$(27,660,234)	$42,570,259	3,567,623	$10,553,168	$53,123,427
Accretion of Series B preferred stock discount	—	—	—	395,456	—	—	—	—	—	—	395,456	—	—	395,456
Conversion of Series B preferred stock to common stock	—	—	(53,000)	(1,209,214)	—	—	265,000	2,650	1,206,564	—	—	—	—	—
Reclass of Series C preferred stock to equity	—	—	—	—	93,000	86,415,894	—	—	—	—	86,415,894	—	—	86,415,894
Accretion of Series C preferred stock	—	—	—	—	—	6,584,106	—	—	—	—	6,584,106	—	—	6,584,106
Conversion of Series C preferred stock to common stock	—	—	—	—	(93,000)	(93,000,000)	46,500,000	465,000	92,535,000	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	—	—	63,774	638	196,338	—	196,976	(63,774)	(196,976)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	—	—	77,260	773	194,227	—	195,000	—	—	195,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	574,743	1,327,656	1,327,656
Fair value discount on common units issued for acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	(1,181,250)	(1,181,250)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(894,194)	—	(894,194)	—	894,194	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(12,748,071)	(12,748,071)	—	(503,525)	(13,251,596)
Deemed distribution	—	—	—	—	—	—	—	—	59,520,000	(59,520,000)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(8,615,835)	(8,615,835)	—	(902,592)	(9,518,427)
Balance, June 30, 2015 (Unaudited)	1,809	$1,458,050	1,595,900	$36,806,496	—	$—	54,419,013	$544,190	$183,834,995	$(108,544,140)	$114,099,591	4,078,592	$9,990,675	$124,090,266
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,518,427)	$(3,151,329)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	2,437,330	1,414,581
Amortization	4,873,903	2,106,965
Loan cost amortization	745,248	274,600
Above (below) market lease amortization	409,475	(45,756)
Share-based compensation	451,300	145,000
Provision for credit losses	101,736	(28,032)
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(8,848)	(100,709)
Unbilled rent	93,435	138,109
Deferred costs and other assets, net	(12,383,359)	(2,869,471)
Accounts payable, accrued expenses and other liabilities	607,888	493,223
Net cash used in operating activities	(12,190,319)	(1,622,819)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(19,013,503)	—
Capital expenditures	(230,365)	(187,507)
Net cash used in investing activities	(19,243,868)	(187,507)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(5,666,047)	(2,012,149)
Proceeds from sales of preferred stock, net of expenses	83,415,894	18,671,378
Net payments to related parties	(394,459)	(476,531)
Loan proceeds	—	2,160,000
Loan principal payments	(6,725,105)	(1,443,588)
Net cash from financing activities	70,630,283	16,899,110
INCREASE IN CASH AND CASH EQUIVALENTS	39,196,096	15,088,784
CASH AND CASH EQUIVALENTS, beginning of period	9,969,748	1,155,083
CASH AND CASH EQUIVALENTS, end of period	$49,165,844	$16,243,867
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$32,140,000	$—
Noncontrolling interests resulting from the issuance of common units	$1,327,656	$—
Conversion of senior convertible debt into Series C preferred stock	$3,000,000	$—
Accretion of preferred stock discounts	$6,979,562	$—
Deemed dividend for beneficial conversion feature	$59,520,000	$—
Other Cash Transactions:
Cash paid for interest	$3,820,589	$2,802,810
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2015, the Trust, through the Operating Partnership, owned and operated thirty-four centers and seven undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2014 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2014 Annual Report filed on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”).
2. Summary of Significant Accounting Policies
Rents and Other Tenant Receivables, net
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2015 and December 31, 2014, the Company’s allowance for uncollectible accounts totaled $270,101 and $186,517, respectively. During the three and six months ended June 30, 2015, the Company recorded bad debt expenses in the amounts of $54,538 and $101,736, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2014, the Company reduced its allowance by $28,032 due to improved credit-worthiness of certain tenants and the collection of previously past due amounts.  During the three and six months ended June 30, 2015 and 2014, the Company did not realize any recoveries related to tenant receivables previously written off.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing costs, tenant relationship intangible assets and deposits associated with acquisitions, and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the effective interest method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing and tenant relationship intangible assets are amortized over their estimated useful lives. Acquisition deposits and escrows relate to advance funding of acquisitions to be completed.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows:

	June 30, 2015	December 31, 2014
	(unaudited)
Lease origination costs, net	$3,290,512	$3,575,358
Leases in place, net	14,632,372	12,198,630
Financing costs, net	3,778,734	3,517,045
Property reserves	6,047,017	4,242,499
Acquisition deposits and escrows	10,123,660	623,350
Legal and marketing costs, net	177,758	224,898
Tenant relationships	7,280,428	4,485,698
Other	358,321	404,618
Total Deferred Costs and Other Assets, net	$45,688,802	$29,272,096
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

For the Periods Ending June 30,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2016	$450,398	$4,139,203	$1,016,531	$30,819	$2,933,729
2017	424,421	2,713,626	633,700	31,310	1,454,672
2018	362,067	2,097,694	495,430	24,733	1,059,035
2019	274,658	1,462,874	297,084	20,122	728,624
2020	220,647	1,108,104	290,482	16,281	540,550
Thereafter	1,558,321	3,110,871	1,045,507	54,493	563,818
	$3,290,512	$14,632,372	$3,778,734	$177,758	$7,280,428
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
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, the Company has reported noncontrolling interests in equity on the June 30, 2015 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the June 30, 2015 and 2014 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Company and noncontrolling interests. The unaudited condensed consolidated statement of equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are redeemed for either cash or, if preferred by the Company, common stock. In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.
Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Statements of Operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
Acquisition costs	$740,223	$37,680	$1,433,739	$94,680
Professional fees	978,034	755,423	1,366,267	1,154,113
Compensation and benefits	1,137,615	100,000	1,793,432	100,000
Corporate administration	316,031	136,955	589,260	238,561
REIT administration fees	1,003	167,015	3,013	332,390
Travel	265,612	85,212	428,679	123,541
Advertising	64,240	55,791	109,472	64,949
Taxes and licenses	15,872	47,473	105,998	109,633
Total	$3,518,630	$1,385,549	$5,829,860	$2,217,867
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

3. Investment Properties
Investment properties consist of the following:

	June 30, 2015	December 31, 2014
	(unaudited)
Land	$41,557,170	$37,195,616
Land held for improvement	8,790,918	6,846,918
Buildings and improvements	153,361,807	116,584,868
Investment properties at cost	203,709,895	160,627,402
Less accumulated depreciation and amortization	(10,764,762)	(8,376,416)
Investment properties, net	$192,945,133	$152,250,986
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

Brook Run Properties

On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties"), consisting of a 2.0 acre parcel of undeveloped real estate located adjacent to the Brook Run Shopping Center in Richmond, Virginia, for a contract price of $300,000 in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

Alex City Marketplace

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10,250,000, paid through a combination of cash and debt. Alex City Marketplace is 86% leased as of the date of this filing and its major tenants include Winn Dixie and Goody's.

Butler Square

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9,400,000, paid through a combination of cash and debt. Butler Square is 100% leased as of the date of this filing and its major tenants include Bi-Lo and Dollar Tree.

Brook Run Shopping Center

On June 2, 2015, the Company completed its acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") for a contract price of $18,496,159. Brook Run is 92% leased as of the date of this filing and its major tenants include Martin's Food Store and CVS. The Company acquired Brook Run from a related party through a combination of cash, the issuance of 574,743 common units in the Operating Partnership and debt.

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

Total
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$42,715,751
Lease intangibles and other assets (b)	9,362,070
Above market leases (b)	2,189,548
Below market leases (b)	(292,210)

Preliminary fair value of net assets acquired	$53,975,159

Purchase consideration:
Consideration paid with cash and debt	$51,153,503
Consideration paid with common units	2,821,656

Total consideration (c)	$53,975,159

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

b.
Represents the preliminary estimated fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above/below market leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.
Represents the components of purchase consideration paid. Consideration paid with common units includes amounts currently due for acquisitions that, per the original contract, are to be settled by issuing common units subsequent to June 30, 2015.

The Company incurred $1,433,739 in acquisition expenses for the six months ended June 30, 2015. These costs are included on the unaudited condensed consolidated statement of operations under the caption "Corporate general & administrative."
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Rental revenue	$5,254,799	$4,060,364	$10,570,336	$8,070,249
Net loss	$(5,330,903)	$(2,260,875)	$(9,702,059)	$(3,778,249)
Net loss attributable to Wheeler REIT	$(4,884,410)	$(2,111,898)	$(8,767,148)	$(3,490,619)
Net loss attributable to Wheeler REIT common shareholders	$(72,738,512)	$(2,535,553)	$(79,123,473)	$(3,954,877)
Basic loss per share	$(4.13)	$(0.35)	$(6.22)	$(0.54)
Diluted loss per share	$(4.13)	$(0.35)	$(6.22)	$(0.54)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

4. Goodwill
As part of the acquisition of Wheeler Interests, LLC, Wheeler Real Estate, LLC and WHLR Management, LLC (the "Operating Companies") on October 24, 2014, the Company recorded preliminary goodwill of $7,004,072. In June 2015, the Company finalized its valuation of the Operating Companies. In accordance with the valuation, the Company has recorded a fair value discount to the $6,750,000 in common units issued for the acquisition of the Operating Companies due to the one year restriction on their conversion into shares of common stock, and reallocated a portion of goodwill to finite-lived intangibles as follows:

Beginning balance, January 1, 2015	$7,004,072
Fair value discount on common units issued for acquisition	(1,181,250)
Allocation to finite-lived intangibles	(336,999)
Ending balance, June 30, 2015	$5,485,823

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable
The Company’s loans payable consist of the following:

	Monthly		Interest
Property/Description	Payment		Rate	Maturity	June 30, 2015	December 31, 2014
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,707,182	$3,773,319
Lumber River Plaza	$18,414		5.65%	May 2015	—	2,894,862
Monarch Bank Building	$9,473		4.15%	December 2017	1,403,911	1,430,961
Perimeter Square	$28,089		6.38%	June 2016	4,230,486	4,294,216
Riversedge North	$8,802		6.00%	January 2019	985,332	1,007,856
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,581,642	3,626,945
Harps at Harbor Point	$18,122		3.99%	December 2015	3,208,045	3,251,552
Twin City Commons	$17,827		4.86%	January 2023	3,252,384	3,279,076
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	6,165,620	6,248,349
Bixby Commons	Interest only		2.77%	June 2018	6,700,000	6,700,000
Bank Line of Credit	Interest only		4.25%	September 2015	—	2,074,432
Forrest Gallery	$50,973		5.40%	September 2023	8,986,434	9,045,880
Jenks Reasors	Interest only		4.25%	September 2016	8,550,000	8,550,000
Tampa Festival	$50,797		5.56%	September 2023	8,687,246	8,746,860
Starbucks/Verizon	$4,383		5.00%	July 2019	642,125	652,044
Winslow Plaza	Interest only		5.22%	December 2015	5,000,000	5,000,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,706,721	3,735,739
Port Crossing	$34,788		4.84%	August 2024	6,520,434	6,568,918
LaGrange Marketplace	$13,813		5.00%	March 2020	2,441,717	2,463,909
Freeway Junction	Interest only		4.60%	September 2024	8,150,000	8,150,000
DF I-Courtland	$1,411		6.50%	January 2019	—	115,728
DF I-Edenton	$250,000	[1]	3.75%	September 2016	1,150,000	1,650,000
DF I-Moyock	$10,665		5.00%	July 2019	471,108	522,430
Graystone Crossing	$20,386		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	1,023,579	1,544,567
Pierpont Centre	Interest only		4.15%	February 2025	9,800,000	—
Alex City Marketplace	Interest only		4.08%	April 2025	5,750,000	—
Butler Square	Interest only		3.95%	April 2025	5,640,000	—
Brook Run Shopping Center	Interest only		3.90%	July 2025	10,950,000	—
Senior convertible notes	Interest only		9.00%	December 2018	3,000,000	6,000,000
Senior non-convertible notes	Interest only		9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	2,160,000	2,160,000
South Carolina Food Lions note	Interest only		5.25%	January 2024	12,375,000	12,375,000
Total Loans Payable					$163,826,466	$141,450,143
(1) $250,000 plus accrued interest paid quarterly until maturity.

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

On May 29, 2015, the Operating Partnership entered into a credit agreement (the "Credit Agreeement") with KeyBank National Association ("KeyBank") for a $45,000,000 revolving credit facility. The facility has a three year term and the interest rate will be based on LIBOR. As of June 30, 2015, the Operating Partnership has not drawn on the revolving credit facility.
Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of June 30, 2015 are as follows:

For the Periods Ending June 30,

(unaudited)
2016	$20,831,510
2017	11,696,973
2018	16,244,637
2019	5,568,842
2020	9,747,349
Thereafter	99,737,155
Total principal maturities	$163,826,466

6. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of June 30, 2015 are as follows:

For the Periods Ending June 30,
(unaudited)
2016	$21,158,420
2017	19,124,526
2018	16,415,769
2019	12,691,570
2020	10,054,152
Thereafter	38,065,716
$117,510,153
7. Equity
Earnings per share
Basic earnings per share for the Company’s common shareholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.
As of June 30, 2015, 1,724,024 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 1,595,900 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $3,000,000 of senior convertible debt are eligible to be converted into 9,396,579 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at June 30, 2015. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity (continued)

Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Common unit and common shareholders	$1,422,387	$966,487	$2,415,271	$1,933,437
Preferred shareholders	8,334,102	423,555	$10,836,325	$464,258
Total	$9,756,489	$1,390,042	$13,251,596	$2,397,695

On June 17, 2015, the Company declared a $0.0175 per share dividend payable on or about July 31, 2015 to shareholders and unitholders of record as of June 30, 2015. Accordingly, the Company has accrued $1,023,709 as of June 30, 2015 for this dividend.
During the three months ended June 30, 2015, the Company declared quarterly dividends of $938,396 to preferred shareholders of record as of June 30, 2015 to be paid on July 15, 2015. Accordingly, the Company has accrued $938,396 as of June 30, 2015 for this dividend.

Series C Preferred Stock Offering

On March 19, 2015, the Company entered into securities purchase agreements dated as of March 19, 2015 (the “Securities Purchase Agreements”), with certain accredited investors (the “Investors”), pursuant to which, among other things, the Company sold an aggregate of 93,000 shares of Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock, liquidation value $1,000 per share (the “Series C Preferred Stock”), in a private placement (the “Private Placement”) to the Investors in exchange for aggregate consideration of $93,000,000, consisting of $90,000,000 in cash and the exchange of $3,000,000 in senior convertible debt. Each share of Series C Preferred Stock was sold to the Investors at an offering price of $1,000 per share. Net proceeds from the Private Placement totaled $83,415,894, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. The Company is using the net offering proceeds to acquire properties and for general working capital.

From March 19, 2015 until June 11, 2015, the holders of Series C Preferred Stock were entitled to receive, when, and if authorized by the Company’s Board of Directors and declared by the Company out of legally available funds, a dividend, on an as converted basis, that mirrors any dividend payable on shares of common stock and also were entitled to share in any other distribution made on the common stock on an as converted basis (other than dividends or other distributions payable in common stock). Any dividends or other distributions on the Series C Preferred Stock during this time period were to be paid, on an as converted basis, pro rata from the date of issuance.

The Series C Preferred Stock was automatically converted into shares of common stock on June 11, 2015, which was the fifth business day following the June 4, 2015 approval by the requisite holders of the common stock of the conversion of the Series C Preferred Stock into Common Stock and the issuance of Common Stock upon such conversion. Each share of Series C Preferred Stock converted into 500 shares of common stock at the conversion price of $2.00 per share. The conversion of the Series C Preferred stock into Common Stock at this rate was considered to be a beneficial conversion feature, which resulted in a deemed distribution of $59,520,000, which is included in the condensed consolidated statement of equity and also in the condensed consolidated statements of cash flows as a non-cash transaction.

Series A and Series B Preferred Stock Exchange Offer

On June 15, 2015, the Company entered into an exchange offer (the “Exchange Offer”) to holders of its Series A Preferred Stock, no par value per share, $1,000 liquidation preference per share (the “Series A Preferred Stock”) and Series B Preferred Stock. The Exchange Offer permitted tendering shareholders to exchange their shares of Series A Preferred Stock or Series B Preferred Stock for an aggregate of up to 20,853,250 of newly issued shares of the Company’s common stock, $0.01 par value per share.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity (continued)

Each share of Series A Preferred Stock was exchangeable for 500 shares of common stock, and each share of the Series B Preferred Stock was exchangeable for 12.5 shares of common stock. On July 20, 2015, the Company completed the Exchange Offer, under which 1,247 shares of Series A Preferred Stock and 865,481 shares of Series B Preferred Stock were tendered for 11,442,002 newly issued shares of the Company's common stock. The Company paid cash in lieu of any fractional shares of common stock upon the exchange of the Series A Preferred Stock and Series B Preferred Stock.

On June 1, 2015, in conjunction with the Exchange Offer, the Company increased the number of common stock shares authorized from 75,000,000 to 150,000,000 shares.

Equity Issuances under Share Incentive Plan

During the six months ended June 30, 2015, the Company issued 77,260 shares to consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $195,000. As of June 30, 2015, there are 316,906 shares available for issuance under the Company’s 2012 Stock Incentive Plan.
2015 Long-Term Incentive Plan
On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 1,000,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company.
8. Commitments and Contingencies
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
On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. On July 24, 2015, the Oklahoma Court of Civil Appeals affirmed the judgment against Perimeter, resulting in a total award of approximately $352,000. The Company will appeal the judgment to the Oklahoma Supreme Court. The Company has posted bonds for both judgments and has accrued for the judgments in its financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.
9. Related Party Transactions
Prior to being acquired by the Company in October 2014, Wheeler Interests, LLC (“Wheeler Interests”), which was controlled by Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and Chief Executive Officer, leased the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease required monthly base rent payments of $24,000 and provided for annual increases throughout the term of the lease and subsequent option periods. Additionally, Wheeler Interests reimbursed the Company for a portion of the property’s operating expenses and real estate taxes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Related Party Transactions (continued)

The following summarizes related party activity as of and for the six months ended June 30, 2015 and 2014 (unaudited):

	June 30,
	2015	2014
Amounts paid to affiliates	$232,002	$1,939,188
Amounts due from affiliates	$569,142	$574,739
Rent and reimbursement income received from Wheeler Interests	$—	$196,459
Rent and other tenant receivables due from Wheeler Interests	$—	$470,245

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Subsequent Events
Beaver Ruin Village

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village, a 74,038 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for a contract price of $12,350,000, paid through a combination of cash and debt. Beaver Ruin Village is 91% leased as of the date of this filing and its major tenants include Chase Bank, Firehouse Subs and State Farm Insurance.

Beaver Ruin Village II

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village II, a 34,925 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village II") for a contract price of $4,375,000, paid through a combination of cash and debt. Beaver Ruin Village II is 100% leased as of the date of this filing and its major tenants include AutoZone and Metro PCS.

Columbia Fire Station

On July 1, 2015, the Company completed its acquisition of Columbia Fire Station, consisting of two vacant buildings on a 1.00 acre land parcel located in Columbia, South Carolina ("Columbia Fire Station") for a contract price of $2,396,300, paid through a combination of cash and debt. The Company plans to redevelop this property for retail use.

Chesapeake Square

On July 10, 2015, the Company completed its acquisition of Chesapeake Square, a 99,848 square foot shopping center located in Onley, Virginia ("Chesapeake Square") for a contract price of $6,339,175. Chesapeake Square is 76% leased and is anchored by a Food Lion grocery store. The Company acquired Chesapeake Square from a related party through a combination of cash and the issuance of 125,966 common units in the Operating Partnership.

Sunshine Plaza

On July 21, 2015, the Company completed its acquisition of Sunshine Plaza, a 111,189 square foot shopping center located in Lehigh Acres, Florida ("Sunshine Plaza") for a contract price of $10,350,000. Sunshine Plaza is 96% leased and is anchored by a Winn-Dixie grocery store. The Company acquired Sunshine Plaza through a combination of cash and debt.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2014 Form 10-K for the year ended December 31, 2014. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
Executive Overview
The June 30, 2015 three and six month periods includes the combined operations of all properties owned at December 31, 2014 as described in our 2014 Form 10-K, approximately six months of operations for Pierpont Centre, a full quarter of Alex City Marketplace, and a partial quarter of operations for Butler Square and Brook Run. Conversely, the June 2014 three and six month periods only include a full period of combined operations for all properties owned at December 31, 2013 as described in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"). The June 2015 three and six month period results also include the full impact from internalizing the Operating Companies. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2014 annual period (collectively referred to as “same stores”) and of those properties acquired during 2014 and 2015 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2014 and 2015 had on our results of operations.
Leasing Activity
Renewals during the three months ended June 30, 2015 consisted of sixteen deals totaling 67,138 square feet with a weighted-average increase of $0.32 per square foot, representing an increase of 4.05% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.98 per square foot on nine renewals, a $4.00 decrease on one renewal and no change per square foot on six renewals. Three renewals represented options being exercised. Additionally, we signed six new leases totaling 9,462 square feet during the three months ended June 30, 2015 with weighted-average rents of $13.01.
Renewals during the first six months of 2015 were comprised of twenty-six deals totaling 155,963 square feet with a weighted-average increase of $0.66 per square foot, representing an increase of 7.24% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.97 per square foot on eighteen renewals, a $3.07 weighted-average decrease on two renewals and no changes per square foot on six renewals. Seven renewals represented options being exercised.
Approximately 11.31% of our gross leasable area is subject to leases that expire during the twelve months ending June 30, 2016 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

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

On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties"), consisting of a 2.0 acre parcel of undeveloped real estate located adjacent to the Brook Run Shopping Center in Richmond, Virginia, for a contract price of $300,000, paid in cash. The Company acquired the property for potential development and to complement the adjacent shopping center.

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10,250,000, paid through a combination of cash and debt. Alex City Marketplace is 86% leased as of the date of this filing and its major tenants include Winn Dixie and Goody's.

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9,400,000, paid through a combination of cash and debt. Butler Square is 100% leased as of the date of this filing and its major tenants include Bi-Lo and Dollar Tree.

On June 2, 2015, the Company completed its acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") for a contract price of $18,496,159, paid through a combination of cash and debt. Brook Run is 92% leased as of the date of this filing and its major tenants include Martin's Food Store and CVS.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2014 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2015. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively.

	Three Months Ending June 30,		Six Months Ending June 30,		Three Months Ended Changes		Six Months Ended Changes
	2015	2014	2015	2014	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated at period end(1)	34	22	34	22	12	54.55%	12	54.55%
Aggregate gross leasable area at period end(1)	2,404,334	1,284,022	2,404,334	1,284,022	1,120,312	87.25%	1,120,312	87.25%
Ending occupancy rate at period end (1)	95.57%	94.70%	95.57%	94.70%	0.87%	0.92%	0.87%	0.92%
FINANCIAL DATA:
Rental revenues	$4,910,403	$2,999,290	$9,291,008	$5,948,100	$1,911,113	63.72%	$3,342,908	56.20%
Asset management fees	121,184	—	333,482	—	121,184	—%	333,482	—%
Commissions	111,717	—	220,610	—	111,717	—%	220,610	—%
Tenant reimbursements and other revenues	1,560,057	634,404	2,610,402	1,349,746	925,653	145.91%	1,260,656	93.40%
Total Revenue	6,703,361	3,633,694	12,455,502	7,297,846	3,069,667	84.48%	5,157,656	70.67%
EXPENSES:
Property operations	1,901,313	909,037	3,533,492	1,832,219	992,276	109.16%	1,701,273	92.85%
Non-REIT management and leasing services	231,777	—	601,552	—	231,777	—%	601,552	—%
Depreciation and amortization	4,074,749	1,735,944	7,311,233	3,521,546	2,338,805	134.73%	3,789,687	107.61%
Provision for credit losses	54,538	(28,032)	101,736	(28,032)	82,570	294.56%	129,768	462.93%
Corporate general & administrative	3,518,630	1,385,549	5,829,860	2,217,867	2,133,081	153.95%	3,611,993	162.86%
Total Operating Expenses	9,781,007	4,002,498	17,377,873	7,543,600	5,778,509	144.37%	9,834,273	130.37%
Operating Loss	(3,077,646)	(368,804)	(4,922,371)	(245,754)	(2,708,842)	734.49%	(4,676,617)	1,902.97%
Interest expense	(2,217,592)	(1,536,637)	(4,596,056)	(2,905,575)	(680,955)	44.31%	(1,690,481)	58.18%
Net Loss	(5,295,238)	(1,905,441)	(9,518,427)	(3,151,329)	(3,389,797)	177.90%	(6,367,098)	202.04%
Net loss attributable to noncontrolling interests	(440,216)	(81,451)	(902,592)	(168,703)	(358,765)	440.47%	(733,889)	435.02%
Net Loss Attributable to Wheeler REIT	$(4,855,022)	$(1,823,990)	$(8,615,835)	$(2,982,626)	$(3,031,032)	166.18%	$(5,633,209)	188.87%
(1)    Excludes the undeveloped land parcels and Riversedge North that ceased paying rent upon acquiring the Operating Companies.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since our six 2015 acquisitions and all twelve of our 2014 acquisitions occurred subsequent to June 30, 2014.

	Three Months Ended June 30,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$3,885,835	$3,633,694	$2,584,625	$—	$6,470,460	$3,633,694
Property expenses	1,063,748	909,037	837,565	—	1,901,313	909,037
Property Net Operating Income	2,822,087	2,724,657	1,747,060	—	4,569,147	2,724,657
Asset Management and Commission Revenue	—	—	232,901	—	232,901	—
Non-REIT management and leasing services	—	—	231,777	—	231,777	—
Depreciation and amortization	1,675,071	1,735,944	2,399,678	—	4,074,749	1,735,944
Provision for credit losses	64,958	(28,032)	(10,420)	—	54,538	(28,032)
Corporate general & administrative	2,875,363	1,385,549	643,267	—	3,518,630	1,385,549
Total Other Operating Expenses	4,615,392	3,093,461	3,264,302	—	7,879,694	3,093,461
Interest expense	1,396,785	1,536,637	820,807	—	2,217,592	1,536,637
Net Loss	$(3,190,090)	$(1,905,441)	$(2,105,148)	$—	$(5,295,238)	$(1,905,441)

	Six Months Ended June 30,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$7,512,874	$7,297,846	$4,388,536	$—	$11,901,410	$7,297,846
Property expenses	2,152,424	1,832,219	1,381,068	—	3,533,492	1,832,219
Property Net Operating Income	5,360,450	5,465,627	3,007,468	—	8,367,918	5,465,627
Asset Management and Commission Revenue	—	—	554,092	—	554,092	—
Non-REIT management and leasing services	—	—	601,552	—	601,552	—
Depreciation and amortization	3,323,853	3,521,546	3,987,380	—	7,311,233	3,521,546
Provision for credit losses	89,570	(28,032)	12,166	—	101,736	(28,032)
Corporate general & administrative	4,694,632	2,217,867	1,135,228	—	5,829,860	2,217,867
Total Other Operating Expenses	8,108,055	5,711,381	5,736,326	—	13,844,381	5,711,381
Interest expense	3,113,000	2,905,575	1,483,056	—	4,596,056	2,905,575
Net Loss	$(5,860,605)	$(3,151,329)	$(3,657,822)	$—	$(9,518,427)	$(3,151,329)
Property Revenues
Total same store property revenues for the three and six month periods ended June 30, 2015 were $3.89 million and $7.51 million, respectively, compared to $3.63 million and $7.30 million, respectively, for the three and six month periods ended June 30, 2014. Same store revenues fluctuated primarily due to Riversedge North ceasing to pay rent due to management internalization, increases in tenant reimbursements and contractual rent adjustments. Riversedge North contributed $99,000 and $197,000, respectively, to property revenues for the three and six month periods ended June 30, 2014. Excluding the impact of Riversedge North on the 2014 property revenues, same store property revenues increased approximately $351,000 and $412,000, respectively, for the three and six month periods ended June 30, 2015 as compared to the prior periods.
The three and six month periods ended June 30, 2015 represent full periods of operations reported for the twelve acquisitions made in 2014, and partial periods of operations for the Pierpont Centre, Alex City Marketplace, Butler Square and Brook Run acquisitions made in the three and six month periods ended June 30, 2015. These properties (new stores) contributed $2.58 million and $4.39 million, respectively, in revenues for the three and six month periods ended June 30, 2015, respectively, compared to no contributions to revenue for the three and six month periods ended June 30, 2014. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.

Property Expenses
Total same store property expenses for the three and six month periods ended June 30, 2015 were $1.06 million and $2.15 million, respectively, compared to $909,037 and $1.83 million, respectively, for the three and six month periods ended June 30, 2014. The increase was primarily due to the nature and timing of repairs and maintenance, increases in real estate taxes due to property reassessments of prior acquisitions, and increases in cost allocations associated with managing the properties for the three and six months ended June 30, 2015 as compared to the 2014 three and six month periods.
There were no significant unusual or non-recurring items included in new store property expenses for the three and six month periods ended June 30, 2015.
Property Net Operating Income

Total property net operating income was $4.57 million and $8.37 million for the three and six month periods ended June 30, 2015, respectively, compared to $2.72 million and $5.47 million for the three and six month periods ended June 30, 2014, respectively. The June 2015 three and six month periods results represent increases of $1.84 million and $2.90 million, respectively, over the comparable June 2014 periods. New stores accounted for the majority of these increases by generating $1.75 million and $3.01 million, respectively, in property net operating income for the three and six month periods ended June 30, 2015, compared to $0 for the three and six month periods ended June 30, 2014.

Other Operating Expenses
Same store other operating expenses for the three and six month periods ended June 30, 2015 period were $4.62 million and $8.11 million, respectively, representing an increase of $1.52 million and $2.40 million, respectively, over the three and six month periods ended June 30, 2014, respectively. This increase in same store operating expenses resulted from increases of $1.49 million and $2.48 million for the three and six month periods, respectively, in general and administrative expenses offset by decreases of $60,873 and $197,693 in depreciation and amortization expenses. The decreases in same store depreciation and amortization expense for the three and six month periods ended June 30, 2015, resulted from more assets becoming fully depreciated and amortized since the June 2014 periods.
Total general and administrative expenses for the three and six month periods ended June 30, 2015 increased by $2.13 million and $3.61 million, respectively, as compared to the 2014 periods. General and administrative expenses during the June 2015 three and six month periods included approximately $1.75 million and $2.60 million, respectively, of non-recurring expenses related to acquisitions, capital events, legal expenses, commissions, marketing, Sarbanes-Oxley compliance, employee recruitment and other miscellaneous items which are detailed below.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(unaudited)
Acquisition costs	$740,223	$1,433,739
Capital related costs	553,132	621,650
Perimeter legal accrual	124,300	124,300
Commission expenses	115,287	115,287
Marketing/promotional	68,978	133,478
Sarbanes-Oxley	52,088	52,088
Employee recruitment	49,000	49,000
Other	42,127	67,127
	$1,745,135	$2,596,669
Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the acquisitions completed in the six months ended June 30, 2015 and sourcing and due diligence of potential acquisitions currently in our pipeline. Capital related costs resulted from the March 2015 Series C Preferred Stock offering and subsequent conversion, and the Series A Preferred Stock and Series B Preferred Stock Exchange Offer completed in July 2015. Additionally, there were approximately $150,700 and $348,700 of costs related to our audit and tax return preparation, retail and investor events, fees and subscriptions and other one-time annual costs that were expensed during the three and six month periods ended June 30, 2015, respectively. General and administrative expenses for the three and six months ended June 30, 2015 reflect the internalization of the Operating Companies, including approximately $1.04 million and $1.70 million of compensation and benefits expenses that were not incurred during the 2014 periods, respectively, and other operating costs resulting from internalizing the Operating Companies.
Interest Expense
Same store interest expense was $1.40 million and $3.11 million, respectively, for the three and six month periods ended June 30, 2015, which represents a decrease of $139,852 and an increase of $207,425, respectively, as compared to $1.54 million and $2.91 million for the three and six month periods ended June 30, 2014. The quarterly decrease primarily resulted from the $3.00 million reduction in senior convertible debt, the repayment of the Lumber River loan and a decline in outstanding debt for same stores. The six month increase primarily resulted from the acceleration of amortization expense on loan costs related to the $3,000,000 of senior convertible debt that was converted in Series C Preferred Stock in March 2015. Total interest expense for the three and six months ended June 30, 2015 increased $680,955 and $1.69 million, respectively. In addition to the impact of the senior debt, total interest expense was affected by the issuance of $68.6 million of acquisition-related debt since June 2014.
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
Below is a comparison of same and new store FFO for the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net loss	$(3,190,090)	$(1,905,441)	$(2,105,148)	$—	$(5,295,238)	$(1,905,441)	$(3,389,797)	177.90%
Depreciation of real estate assets	1,675,071	1,735,944	2,399,678	—	4,074,749	1,735,944	2,338,805	134.73%
Total FFO	$(1,515,019)	$(169,497)	$294,530	$—	$(1,220,489)	$(169,497)	$(1,050,992)	620.07%

	Six Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net loss	$(5,860,605)	$(3,151,329)	$(3,657,822)	$—	$(9,518,427)	$(3,151,329)	$(6,367,098)	202.04%
Depreciation of real estate assets	3,323,853	3,521,546	3,987,380	—	7,311,233	3,521,546	3,789,687	107.61%
Total FFO	$(2,536,752)	$370,217	$329,558	$—	$(2,207,194)	$370,217	$(2,577,411)	(696.19)%

During the three and six month periods ended June 30, 2015, same store FFO decreased $1.35 million and $2.91 million, respectively, primarily due to increases of $1.49 million and $2.48 million, respectively, in corporate general and administrative expenses for the three and six month period ended June 30, 2015. Total FFO decreased $1.05 million and $2.58 million, respectively, for the three and six month periods ended June 30, 2015, primarily for the same reasons. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above.
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
Total Core FFO for the three and six month periods ended June 30, 2015, respectively, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total FFO	$(1,220,489)	$(169,497)	$(2,207,194)	$370,217
Preferred stock dividends	(8,334,102)	(423,555)	(10,836,325)	(464,258)
Preferred stock accretion adjustments	5,768,361	67,137	6,979,563	67,137
Total FFO available to common shareholders and common unitholders	(3,786,230)	(525,915)	(6,063,956)	(26,904)
Acquisition costs	740,223	343,000	1,433,739	400,000
Capital related costs	553,132	—	621,650	—
Other non-recurring expenses	327,480	—	416,980	—
Share-based compensation	256,300	145,000	301,300	145,000
Straight-line rent	(34,824)	(49,260)	(93,435)	(138,109)
Loan cost amortization	259,050	187,769	745,248	274,600
Above/below market lease amortization	213,746	(22,452)	409,475	(45,756)
Perimeter legal accrual	124,300	—	124,300	—
Tenant improvement reserves	(63,400)	—	(122,900)	—
Recurring capital expenditures	(76,100)	—	(147,500)	—
Total Core FFO	$(1,486,323)	$78,142	$(2,375,099)	$608,831
Preferred stock dividends for the three and six month period ended June 30, 2015 include approximately $1.63 million and $1.98 million of dividends (excluding the impact of accretion adjustments), respectively, related to the Series C Preferred Stock.
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. The Series C Preferred Stock adjustment represents the majority of the total since the related offering costs were amortized until June 11, 2015, when we closed on the Series C Preferred Stock conversion.
Liquidity and Capital Resources
At June 30, 2015, our consolidated cash and cash equivalents totaled $49.17 million compared to consolidated cash and cash equivalents of $9.97 million at December 31, 2014. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2015	2014	$	%
Operating activities	$(12,190,319)	$(1,622,819)	$(10,567,500)	651.18%
Investing activities	$(19,243,868)	$(187,507)	$(19,056,361)	10,163.01%
Financing activities	$70,630,283	$16,899,110	$53,731,173	317.95%

Operating Activities
During the six months ended June 30, 2015, our cash flows used by operating activities were $12.19 million, compared to cash flows used in operating activities of $1.62 million during the six months ended June 30, 2014. Operating cash flows were primarily impacted by the $6.37 million increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $3.61 million increase in total general and administrative expenses associated with operating the REIT and the addition of nineteen properties since June 2014. Also impacting operating cash flows was approximately $9.5 million paid in escrows (included in deferred cost and other assets, net on condensed consolidated balance sheets as of June 30, 2015) on our contemplated acquisitions, $7.60 million of which related to Beaver Ruin Village I and Beaver Ruin Village II, with $1.90 million related to Columbia Fire Station, which were all completed subsequent to June 30, 2015, but required the equity funds to be escrowed on June 30, 2015.
Investing Activities
During the six months ended June 30, 2015, our cash flows used in investing activities were $19.24 million, compared to cash flows used in investing activities of $187,507 during the six months ended June 30, 2014. The 2015 amount reflects the cash used to acquire the six properties in the six months ended June 30, 2015.
Financing Activities
During the six months ended June 30, 2015, our cash flows from financing activities were $70.63 million, compared to $16.90 million of cash flows from financing activities during the six months ended June 30, 2014. During the six months ended June 30, 2015, we received $83.42 million from the completion of our Series C Preferred Stock offering in March 2015. These proceeds were partially offset by dividends and distributions, which increased to $5.67 million in the six months ended June 30, 2015 from $2.01 million during the six months ended June 30, 2014 period as a result of the additional common shares, common units and preferred shares issued during the period from July 2014 to June 2015. These increases were offset by the payoffs of the Lumber River note and the VantageSouth line of credit, which totaled $4.9 million.
There was no refinancing activity during the six month periods ended June 30, 2015 and 2014.
As of June 30, 2015 and December 31, 2014, our debt balances consisted of the following:

	June 30, 2015	December 31, 2014
Fixed-rate notes	$163,826,466	$141,450,143

The weighted-average interest rate and term of our fixed-rate debt are 4.86% and 6.62 years, respectively, at June 30, 2015. We have $20.83 million of debt maturing during the twelve months ending June 30, 2016. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

The $20.83 million in debt maturities, ongoing debt service, preferred stock dividends and the $0.21 per share targeted annual common stock dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
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
Off-Balance Sheet Arrangements
As of June 30, 2015, the KeyBank and VantageSouth lines of credit represent the only significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of ASC Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for us in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2015 (the end of the period covered by this Form 10-Q).
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
On July 10, 2008, one of our subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. On July 24, 2015, the Oklahoma Court of Civil Appeals affirmed the judgment against Perimeter, resulting in a total award of approximately $352,000. The Company will appeal the judgment to the Oklahoma Supreme Court. The Company has posted bonds for both judgments and has accrued for the judgments in its financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.
Item 1A. Risk Factors.
Not applicable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    On June 2, 2015, in connection with the acquisition of Brook Run Shopping Center and pursuant to the terms of the Contribution and Subscription Agreement between the Operating Partnership and 19 accredited investors (the "Brook Run Contributors"), the Operating Partnership exchanged an aggregate of 574,743 of its Common Units worth $1.33 million for the Brook Run Contributors’ membership interests in Brook Run Associates, LLC, a Virginia limited liability company. The Common Units issued to the Brook Run Contributors represents, in the aggregate, 14.09% of the Common Units in the Operating Partnership.

The Common Units are redeemable for cash equal to the then-current market value of one share of the Trust’s common stock or, at the Trust’s option, one share of the Trust’s common stock, commencing 12 months following the completion of this exchange. The Operating Partnership did not receive any proceeds from the exchange. The Operating Partnership only received membership interests in Brook Run Associates, LLC. The issuance of the Common Units was exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

No underwriter was used in connection with the issuance of these Common Units.

(b)    Not applicable.

(c)    Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Amended and Restated Bylaws of the Registrant. (2)

4.1	Form of Certificate of Common Stock of Registrant. (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant. (4)

4.3	Form of Warrant Certificate of Registrant. (4)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering. (5)

4.5	Form of Promissory Note for December 2013/January 2014 Private Placement Offering. (5)

4.6	Form of Convertible Note for December 2013/January 2014 Private Placement Offering. (5)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (7)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., Designation of Series C Mandatorily Convertible Preferred Units, as amended. (9)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Mandatorily Convertible Preferred Units. (10)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Mandatorily Convertible Preferred Units. (10)

10.5	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan. (11)

10.6	Employment Agreement with Jon S. Wheeler (6)

10.7	Employment Agreement with Steven M. Belote (6)

10.8	Employment Agreement with Robin A. Hanisch (6)

10.9	Subordination Agreement (7)

10.10	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.11	Membership Interest Contribution Agreement dated October 24, 2014, by and among Jon S. Wheeler and Wheeler REIT, L.P. (6)

10.12	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (6)

10.13	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (6)

10.14	Form of Securities Purchase Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (9)

10.15	Form of Registration Rights Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (9)

10.16	Shareholder Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.17	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors LLC. (9)

10.18	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.19	Placement Agency Agreement by Compass Point Research & Trading, LLC, the Company and the Operating Partnership. (12)

10.20
First Amendment to Placement Agency Agreement, dated March 18, 2015, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P. and Compass Point Research & Trading, LLC, as representative of the several placement agents. (9)

10.21	Dealer Manager Agreement, by and among Compass Point Research & Trading, LLC, Maxim Group LLC the Registrant and the Operating Partnership. (13)

10.22	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank. (14)

10.23	Contribution and Subscription Agreement, dated June 1, 2015, by and among Wheeler REIT, L.P. and certain members of Brook Run Associates, LLC. (15)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (16)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

101.INS	XBRL Instance Document (16)

101.SCH	XBRL Taxonomy Extension Schema Document (16)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (16)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (16)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (16)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (16)

(1)	Filed as an exhibit to the Registrant’s report on Form 8-K, filed on June 5, 2015.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Incorporated by reference to the Registrant's report on Form 8-K, filed on April 29, 2014.

(4)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014, and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on November 7, 2014.

(9)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on March 19, 2015.

(10)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on April 15, 2015.

(11)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 8, 2015.

(12)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on March 18, 2015.

(13)	Filed an an exhibit to the Registrant's Registration Statement on Form S-4, (Registration No. 333-204957), filed on June 15, 2015.

(14)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 2, 2015.

(15)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 5, 2015.

(16)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date:	August 12, 2015