Form 10-Q
period 2015-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2015-11-10
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2015, there were 66,160,617 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS:
Investment properties, net	$238,211,766	$127,140,394
Cash and cash equivalents	7,993,293	9,969,748
Rents and other tenant receivables, net	2,143,239	1,874,084
Goodwill	5,485,823	7,004,072
Assets held for sale	28,783,341	29,093,364
Above market lease intangible, net	7,087,784	4,488,900
Deferred costs and other assets, net	49,331,780	25,400,706
Total Assets	$339,037,026	$204,971,268
LIABILITIES:
Loans payable	$186,283,498	$120,865,586
Liabilities associated with assets held for sale	21,943,128	20,722,981
Below market lease intangible, net	8,237,912	5,182,437
Accounts payable, accrued expenses and other liabilities	9,189,347	5,076,837
Total Liabilities	225,653,885	151,847,841
Commitments and contingencies	—	—

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 562 and 1,809 shares issued and outstanding, respectively)	452,971	1,458,050
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 729,119 and 1,648,900 shares issued and outstanding, respectively)	16,996,622	37,620,254
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 66,146,331 and 7,512,979 shares issued and outstanding, respectively)	661,463	75,129
Additional paid-in capital	219,921,401	31,077,060
Accumulated deficit	(134,145,251)	(27,660,234)
Total Shareholders’ Equity	103,887,206	42,570,259
Noncontrolling interests	9,495,935	10,553,168
Total Equity	113,383,141	53,123,427
Total Liabilities and Equity	$339,037,026	$204,971,268
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE:
Rental revenues	$5,552,882	$2,815,486	$13,479,755	$7,462,653
Asset management fees	132,335	—	465,817	—
Commissions	86,682	—	307,292	—
Tenant reimbursements and other revenues	1,395,314	690,928	3,961,021	2,016,689
Total Revenue	7,167,213	3,506,414	18,213,885	9,479,342
OPERATING EXPENSES:
Property operations	2,094,054	1,101,006	5,474,129	2,819,618
Non-REIT management and leasing services	299,566	—	901,118	—
Depreciation and amortization	4,824,448	1,961,041	11,672,780	4,996,141
Provision for credit losses	112,580	46,774	214,316	18,742
Corporate general & administrative	4,895,567	3,024,675	10,710,262	5,203,728
Total Operating Expenses	12,226,215	6,133,496	28,972,605	13,038,229
Operating Loss	(5,059,002)	(2,627,082)	(10,758,720)	(3,558,887)
Interest expense	(2,306,017)	(1,491,749)	(6,406,466)	(3,945,332)
Net Loss from Continuing Operations	(7,365,019)	(4,118,831)	(17,165,186)	(7,504,219)
Net Income from Discontinued Operations	206,603	117,078	488,343	351,137
Net Loss	(7,158,416)	(4,001,753)	(16,676,843)	(7,153,082)
Less: Net loss attributable to noncontrolling interests	(428,702)	(487,284)	(1,331,294)	(655,987)
Net Loss Attributable to Wheeler REIT	(6,729,714)	(3,514,469)	(15,345,549)	(6,497,095)
Preferred stock dividends	(2,279,907)	(1,088,062)	(13,116,232)	(1,552,320)
Deemed dividend related to beneficial conversion feature of preferred stock	(13,124,506)	—	(72,644,506)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(22,134,127)	$(4,602,531)	$(101,106,287)	$(8,049,415)

Loss per share from continuing operations (basic and diluted):	$(0.35)	$(0.64)	$(3.41)	$(1.15)
Income per share from discontinued operations:	0.00	0.02	0.01	0.05
	$(0.35)	$(0.62)	$(3.40)	$(1.10)
Weighted-average number of shares:
Basic and Diluted	63,262,408	7,430,413	29,757,718	7,316,147
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B		Series C		Common					Noncontrolling
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2014	1,809	$1,458,050	1,648,900	$37,620,254	—	$—	7,512,979	$75,129	$31,077,060	$(27,660,234)	$42,570,259	3,567,623	$10,553,168	$53,123,427
Accretion of Series B preferred stock discount	—	—	—	2,252,589	—	—	—	—	—	—	2,252,589	—	—	2,252,589
Conversion of Series B preferred stock to common stock	—	—	(54,300)	(1,239,196)	—	—	271,500	2,715	1,236,481	—	—	—	—	—
Reclass of Series C preferred stock to equity	—	—	—	—	93,000	86,415,894	—	—	—	—	86,415,894	—	—	86,415,894
Accretion of Series C preferred stock	—	—	—	—	—	6,584,106	—	—	—	—	6,584,106	—	—	6,584,106
Conversion of Series C preferred stock to common stock	—	—	—	—	(93,000)	(93,000,000)	46,500,000	465,000	92,535,000	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	—	—	198,754	1,988	452,113	—	454,101	(198,754)	(454,101)	—
Conversion of preferred stock to common stock through tender offer	(1,247)	(1,005,079)	(865,481)	(21,637,025)	—	—	11,442,002	114,420	22,527,659	—	(25)	—	—	(25)
Issuance of common stock under Share Incentive Plan	—	—	—	—	—	—	221,096	2,211	503,789	—	506,000	—	—	506,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	700,709	1,574,551	1,574,551
Fair value discount on common units issued for acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	(1,181,250)	(1,181,250)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(1,055,207)	—	(1,055,207)	—	1,055,207	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(18,494,962)	(18,494,962)	—	(720,346)	(19,215,308)
Deemed distribution	—	—	—	—	—	—	—	—	72,644,506	(72,644,506)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(15,345,549)	(15,345,549)	—	(1,331,294)	(16,676,843)
Balance, September 30, 2015 (Unaudited)	562	$452,971	729,119	$16,996,622	—	$—	66,146,331	$661,463	$219,921,401	$(134,145,251)	$103,887,206	4,069,578	$9,495,935	$113,383,141
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,676,843)	$(7,153,082)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	3,556,869	1,769,684
Amortization	8,115,911	3,226,457
Loan cost amortization	936,516	327,319
Above (below) market lease amortization	566,646	(2,990)
Share-based compensation	506,000	190,000
Provision for credit losses	214,316	18,742
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(748,159)	(353,830)
Unbilled rent	190,082	163,963
Deferred costs and other assets, net	(6,193,177)	(3,728,645)
Accounts payable, accrued expenses and other liabilities	1,989,304	164,046
Net operating cash flows provided by discontinued operations	834,091	654,299
Net cash used in operating activities	(6,708,444)	(4,724,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(62,027,081)	(11,416,213)
Capital expenditures	(263,242)	(195,529)
Net investing cash flows from discontinued operations	914,388	—
Net cash used in investing activities	(61,375,935)	(11,611,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(10,083,178)	(3,360,817)
Proceeds from sales of preferred stock, net of expenses	83,415,894	37,449,628
Conversion of preferred stock	(25)	—
Net proceeds (payments) to related parties	85,583	(403,395)
Loan proceeds	—	8,384,435
Loan principal payments	(7,189,600)	(6,945,596)
Net financing cash flows from discontinued operations	(120,750)	(80,345)
Net cash from financing activities	66,107,924	35,043,910
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,976,455)	18,708,131
CASH AND CASH EQUIVALENTS, beginning of period	9,969,748	1,155,083
CASH AND CASH EQUIVALENTS, end of period	$7,993,293	$19,863,214
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$75,652,464	$33,921,261
Noncontrolling interests resulting from the issuance of common units	$1,574,551	$1,240,234
Conversion of senior convertible debt into Series C preferred stock	$3,000,000	$—
Accretion of preferred stock discounts	$8,836,695	$—
Deemed dividend for beneficial conversion feature	$72,644,506	$—
Other Cash Transactions:
Cash paid for interest	$5,979,476	$4,431,852
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2015, the Trust, through the Operating Partnership, owned and operated forty-five centers, ten undeveloped properties and one office building in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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
2. Summary of Significant Accounting Policies
Rents and Other Tenant Receivables, net
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2015 and December 31, 2014, the Company’s allowance for uncollectible accounts totaled $382,681 and $186,517, respectively. During the three and nine months ended September 30, 2015, the Company recorded bad debt expenses in the amounts of $112,580 and $214,316, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2014, the Company recorded bad debt expenses in the amounts of $46,774 and $18,742, respectively.  During the three and nine months ended September 30, 2015 and 2014, the Company did not realize any recoveries related to tenant receivables previously written off.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of leasing commissions, fees incurred in order to obtain long-term financing, leases in place intangible assets, legal and marketing costs, tenant relationship intangible assets and deposits associated with acquisitions, and various property escrow accounts for real estate taxes, insurance, tenant improvements and replacements. The Company records amortization of financing costs using the straight-line method over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of commissions paid in connection with lease originations and renewals. The Company records amortization of lease origination costs on a straight-line basis over the terms of the related leases. The Company’s leases in place intangible asset relates to values assigned leases associated with acquired properties. Leases in place are amortized over the term of the respective leases, while legal and marketing and tenant relationship intangible assets are amortized over their estimated useful lives. Acquisition deposits and escrows relate to advance funding of acquisitions to be completed.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows:

	September 30, 2015	December 31, 2014
	(unaudited)
Lease origination costs, net	$1,418,570	$1,742,333
Leases in place, net	20,888,176	10,522,597
Financing costs, net	4,752,392	3,193,442
Property reserves	7,389,534	4,242,499
Acquisition deposits and escrows	746,400	623,350
Legal and marketing costs, net	137,950	198,169
Tenant relationships, net	13,532,740	4,485,699
Other	466,018	392,617
Total Deferred Costs and Other Assets, net	$49,331,780	$25,400,706
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

For the Periods Ending September 30,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2016	$323,320	$6,292,291	$914,521	$22,962	$4,853,942
2017	296,085	4,764,415	711,934	27,433	3,258,110
2018	226,273	3,397,349	555,923	21,281	2,189,374
2019	152,053	2,327,671	440,322	17,215	1,445,695
2020	102,758	1,480,526	433,922	13,214	851,383
Thereafter	318,081	2,625,924	1,695,770	35,845	934,236
	$1,418,570	$20,888,176	$4,752,392	$137,950	$13,532,740
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
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. Accordingly, the Company has reported noncontrolling interests in equity on the September 30, 2015 unaudited condensed consolidated balance sheet but separate from the Company’s shareholders’ equity. On the September 30, 2015 and 2014 unaudited condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The unaudited condensed consolidated statement of equity includes

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.
The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s consolidated net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are redeemed for either cash or, if preferred by the Company, common stock. In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

Assets Held For Sale

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Statements of Operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Acquisition costs	$1,733,639	$1,728,907	$3,167,378	$1,823,587
Professional fees	274,006	704,100	1,166,279	1,843,730
Compensation and benefits	620,463	34,314	2,413,895	134,314
Corporate administration	291,590	347,999	850,137	900,366
Equity, debt and refinancing costs	1,826,240	—	2,447,890	—
Travel	61,993	146,088	363,803	269,110
Advertising	44,280	44,526	151,526	104,247
Taxes and licenses	43,356	18,741	149,354	128,374
Total	$4,895,567	$3,024,675	$10,710,262	$5,203,728
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). This ASU changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have major effect on the Company's operations and financial results. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company adopted ASU 2014-08 on January 1, 2015 and used its guidance in determining the effect of discontinued operations as disclosed in Note 5.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company does not expect the adoption of ASU 2015-03 to materially impact its financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". This new guidance requires that the acquirer recognizes adjustments to preliminary acquisition values and account for the cumulative effect of any required adjustments in the period in which they are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a prospective approach for adjustments that occur after the effective date. The Company does not expect the adoption of ASU 2015-16 to materially impact its financial position or results of operations.

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

3. Investment Properties
Investment properties consist of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Land	$52,835,489	$31,674,506
Land held for improvement	9,780,355	6,846,918
Buildings and improvements	185,361,332	94,944,020
Investment properties at cost	247,977,176	133,465,444
Less accumulated depreciation and amortization	(9,765,410)	(6,325,050)
Investment properties, net	$238,211,766	$127,140,394
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

Acquisitions

Laskin Road Land

On January 9, 2015, the Company completed its acquisition of 1.50 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1.6 million. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued will be determined using the Company's common stock price on the day prior to issuance.

Pierpont Centre

On January 14, 2015, the Company completed its acquisition of Pierpont Centre, a 122,259 square foot shopping center located in Morgantown, West Virginia ("Pierpont Centre") for a contract price of $13.9 million, paid through a combination of cash and debt. Pierpont Centre was 100% leased as of the acquisition date and its major tenants include GNC, Hallmark, Michael's, Ruby Tuesday and Outback Steakhouse.

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

Alex City Marketplace

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10.3 million, paid through a combination of cash and debt. Alex City Marketplace was 86% leased as of the the acquisition date and its major tenants include Winn Dixie and Goody's.

Butler Square

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9.4 million, paid through a combination of cash and debt. Butler Square was 100% leased as of the acquisition date and its major tenants include Bi-Lo and Dollar Tree.

Brook Run Shopping Center

On June 2, 2015, the Company completed its acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") for a contract price of $18.5 million. Brook Run was 92% leased as of the acquisition date and its major tenants include Martin's Food Store and CVS. The Company acquired Brook Run from a related party through a combination of cash, the issuance of 574,743 common units in the Operating Partnership and debt.

Beaver Ruin Village

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village, a 74,048 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for a contract price of $12.4 million, paid through a combination of cash and debt. Beaver Ruin Village was 91% leased as of the acquisition date and its major tenants include Chase Bank, Firehouse Subs and State Farm Insurance.

Beaver Ruin Village II

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village II, a 34,925 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village II") for a contract price of $4.4 million, paid through a combination of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

cash and debt. Beaver Ruin Village II was 100% leased as of the acquisition date and its major tenants include AutoZone and Metro PCS.

Columbia Fire Station

On July 1, 2015, the Company completed its acquisition of Columbia Fire Station, consisting of two vacant buildings on a 1.0 acre land parcel located in Columbia, South Carolina ("Columbia Fire Station") for a contract price of $2.4 million, paid through a combination of cash and debt. The Company plans to redevelop this property for retail use.

Chesapeake Square

On July 10, 2015, the Company completed its acquisition of Chesapeake Square, a 99,848 square foot shopping center located in Onley, Virginia ("Chesapeake Square") for a contract price of $6.3 million. Chesapeake Square was 76% leased as of the acquisition date and is anchored by a Food Lion grocery store. The Company acquired Chesapeake Square from a related party through a combination of cash and the issuance of 125,966 common units in the Operating Partnership.

Sunshine Plaza

On July 21, 2015, the Company completed its acquisition of Sunshine Plaza, a 111,189 square foot shopping center located in Lehigh Acres, Florida ("Sunshine Plaza") for a contract price of $10.4 million. Sunshine Plaza was 96% leased as of the acquisition date and is anchored by a Winn-Dixie grocery store. The Company acquired Sunshine Plaza through a combination of cash and debt.

Carolina Place

On July 24, 2015, the Company completed its acquisition of Carolina Place consisting of a 2.14 acre parcel of land adjacent to Chesapeake Square for a contract price of $250,000 in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

Hilton Head Land

On August 14, 2015, the Company completed its acquisition of 10.39 acres located in Hilton Head, South Carolina ("Hilton Head Land") for a contract price of $1.0 million paid in cash. The Company acquired the property for potential development and to compliment an adjacent redevelopment project.

Barnett Portfolio

On August 21, 2015, the Company completed its acquisition of Cardinal Plaza, located in Henderson, North Carolina, Franklinton Square, located in Franklinton, North Carolina and Nashville Commons, located in Nashville, North Carolina (collectively known as the "Barnett Portfolio") for a contract price of $15.3 million. The Barnett Porfolio properties total 171,466 square feet, were 91% leased as of the acquisition date and all are anchored by Food Lion grocery stores. The Company acquired the Barnett Portfolio through a combination of cash and debt.

Grove Park

On September 9, 2015, the Company completed its acquisition of Grove Park Shopping Center, a 106,557 square foot shopping center located in Orangeburg, South Carolina ("Grove Park") for a contract price of $6.6 million. Grove Park was 90% leased as of the acquisition date and is anchored by a Bi-Lo grocery store. The Company acquired Grove Park through a combination of cash and debt.

Parkway Plaza

On September 15, 2015, the Company completed its acquisition of Parkway Plaza Shopping Center, a 52,365 square foot shopping center and 2.1 acres of adjacent undeveloped land located in Brunswick, Georgia ("Parkway Plaza") for a

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

contract price of $6.1 million. Parkway Plaza was 97% leased as of the acquisition date and is anchored by a Winn Dixie grocery store. The Company acquired Parkway Plaza through a combination of cash and debt.

Fort Howard Square

On September 30, 2015, the Company completed its acquisition of Fort Howard Square Shopping Center, a 113,652 square foot shopping center located in Rincon, Georgia ("Fort Howard Square") for a contract price of $11.5 million. Fort Howard Square was 95% leased as of the acquisition date and is anchored by nationally recognized tenants Goodwill and Dollar Tree. The Company acquired Fort Howard Square through a combination of cash and debt.

Conyers Crossing

On September 30, 2015, the Company completed its acquisition of Conyers Crossing Shopping Center, a 170,475 square foot shopping center located in Conyers, Georgia ("Conyers Crossing") for a contract price of $10.8 million. Conyers Crossing was 99% leased as of the acquisition date and is anchored by nationally recognized tenants Hobby Lobby and Burlington Coat Factory. The Company acquired Conyers Crossing through a combination of cash and debt.

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

Total
Preliminary estimated fair value of assets acquired and liabilities assumed:
Investment property (a)	$114,211,725
Lease intangibles and other assets (b)	26,827,214
Above market leases (b)	4,166,440
Below market leases (b)	(4,021,671)

Preliminary fair value of net assets acquired	$141,183,708

Purchase consideration:
Consideration paid with cash and debt	$138,115,158
Consideration paid with common units	3,068,550

Total consideration (c)	$141,183,708

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

c.
Represents the components of purchase consideration paid. Consideration paid with common units includes units issued for acquisitions and those amounts currently due for acquisitions that, per the original contract, are to be settled by issuing common units subsequent to September 30, 2015.

The Company incurred $3,167,378 in acquisition expenses for the nine months ended September 30, 2015. These costs are included on the unaudited condensed consolidated statement of operations under the caption "Corporate general & administrative." Please see the corporate general & administrative table in Note 2 for acquisition expenses for all periods presented
Unaudited pro forma financial information in the aggregate is presented below for certain acquisitions. The unaudited pro forma information presented below includes the effects of the acquisitions as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Laskin Road, Brook Run Properties, Columbia Fire Station, Carolina Place and the Hilton Head Land as the Company's management has determined that their inclusion would not be meaningful due to the lack of operating history.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental revenue	$6,685,630	$5,910,333	$19,119,095	$16,747,195
Net loss	$(7,582,514)	$(5,212,040)	$(18,153,485)	$(10,766,008)
Net loss attributable to Wheeler REIT	$(6,913,737)	$(4,405,216)	$(16,175,631)	$(9,140,123)
Net loss attributable to Wheeler REIT common shareholders	$(22,318,150)	$(5,493,278)	$(101,936,369)	$(10,692,443)
Basic loss per share	$(0.35)	$(0.74)	$(3.43)	$(1.46)
Diluted loss per share	$(0.35)	$(0.74)	$(3.43)	$(1.46)
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

Beginning balance, January 1, 2015	$7,004,072
Fair value discount on common units issued for acquisition	(1,181,250)
Allocation to finite-lived intangibles	(336,999)
Ending balance, September 30, 2015	$5,485,823
5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Amscot, Monarch Bank, Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Assets Held for Sale and Discontinued Operations (continued)

operations have been classified as discontinued operations for all periods presented. Management expects that the sale of the Freestanding Properties will occur within one year and the Company will receive no residual cash flows once the Freestanding Properties are disposed.
As of September 30, 2015 and December 31, 2014, assets held for sale consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Investment properties, net	$24,902,125	$25,110,592
Rents and other tenant receivables, net	120,250	111,382
Deferred costs and other assets, net	3,760,966	3,871,390
Total assets held for sale	$28,783,341	$29,093,364
As of September 30, 2015 and December 31, 2014, liabilities associated with assets held for sale consisted of the following:

	September 30, 2015	December 31, 2014
	(unaudited)
Loans payable	$21,813,806	$20,584,557
Below market lease intangible, net	80,976	84,636
Accounts payable, accrued expenses and other liabilities	48,346	53,788
Total liabilities associated with assets held for sale	$21,943,128	$20,722,981

The condensed consolidated statements of operations reflect reclassifications of rental revenue, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)
Revenues	$700,119	$661,416	$2,108,949	$1,986,334
Expenses	255,131	315,252	886,613	954,119
Operating income	444,988	346,164	1,222,336	1,032,215
Interest expense	238,385	229,086	733,993	681,078
Income from discontinued operations	$206,603	$117,078	$488,343	$351,137

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable
The Company’s loans payable consist of the following:

Property/Description	Monthly Payment		Interest Rate	Maturity	September 30, 2015	December 31, 2014
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,670,562	$3,773,319
Lumber River Plaza	$18,414		5.65%	May 2015	—	2,894,862
Perimeter Square	$28,089		6.38%	June 2016	4,198,947	4,294,216
Riversedge North	$8,802		6.00%	January 2019	973,975	1,007,856
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,559,055	3,626,945
Twin City Commons	$17,827		4.86%	January 2023	3,239,229	3,279,076
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	6,123,650	6,248,349
Bank Line of Credit	Interest only		4.25%	September 2015	—	2,074,432
Forrest Gallery	$50,973		5.40%	September 2023	8,957,445	9,045,880
Tampa Festival	$50,797		5.56%	September 2023	8,658,145	8,746,860
Winslow Plaza	Interest only		5.22%	December 2015	5,000,000	5,000,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,692,427	3,735,739
Port Crossing	$34,788		4.84%	August 2024	6,496,619	6,568,918
LaGrange Marketplace	$13,813		5.50%	March 2020	2,430,046	2,463,909
Freeway Junction	Interest only		4.60%	September 2024	8,150,000	8,150,000
DF I-Courtland	$1,411		6.50%	January 2019	—	115,728
DF I-Edenton	$250,000	[1]	3.75%	September 2016	1,150,000	1,650,000
DF I-Moyock	$10,665		5.00%	July 2019	445,021	522,430
Graystone Crossing	$20,386		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	754,706	1,544,567
Pierpont Centre	Interest only		3.95%	February 2025	8,450,000	—
Alex City Marketplace	Interest only		3.90%	April 2025	5,750,000	—
Butler Square	Interest only		4.08%	April 2025	5,640,000	—
Brook Run Shopping Center	Interest only		3.90%	June 2025	10,950,000	—
Beaver Ruin Village I and II	Interest only		4.73%	July 2025	9,400,000	—
Columbia Fire Station	Interest only		8.00%	December 2017	441,171	—
Sunshine Shopping Plaza	Interest only		4.57%	August 2025	5,900,000	—
Barnett Portfolio	Interest only		4.30%	September 2025	8,770,000	—
Grove Park Shopping Center	Interest only		4.52%	October 2025	3,800,000	—
Parkway Plaza	Interest only		4.57%	October 2025	3,500,000	—
Conyers Crossing	Interest only		4.67%	October 2025	5,960,000	—
Fort Howard Shopping Center	Interest only		4.57%	October 2025	7,100,000	—
Senior convertible notes	Interest only		9.00%	December 2018	3,000,000	6,000,000
Senior non-convertible notes	Interest only		9.00%	December 2015	4,000,000	4,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	2,160,000	2,160,000
South Carolina Food Lions note	Interest only		5.25%	January 2024	12,375,000	12,375,000
Total Loans Payable					$186,283,498	$120,865,586
(1) $250,000 plus accrued interest paid quarterly until maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

On May 29, 2015, the Operating Partnership entered into a credit agreement (the "Credit Agreeement") with KeyBank National Association ("KeyBank") for a $45,000,000 revolving credit facility. The facility has a three year term and the interest rate will be based on LIBOR. As of September 30, 2015, the Operating Partnership has not drawn on the revolving credit facility.
Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of September 30, 2015 are as follows:

For the Periods Ending September 30,

(unaudited)
2016	$17,701,213
2017	5,864,764
2018	5,592,500
2019	5,530,929
2020	9,179,177
Thereafter	142,414,915
Total principal maturities	$186,283,498

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of September 30, 2015 are as follows:

For the Periods Ending September 30,
(unaudited)
2016	$26,026,215
2017	23,175,191
2018	18,503,066
2019	13,963,958
2020	9,952,436
Thereafter	16,213,972
Total minimum rentals	$107,834,838
8. Equity
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
As of September 30, 2015, 1,852,316 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 729,119 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $3,000,000 of senior convertible debt are eligible to be

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity (continued)

converted into 5,062,674 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at September 30, 2015. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Common unit and common shareholders	$3,683,804	$996,657	$6,099,075	$2,930,094
Preferred shareholders	2,279,907	1,088,062	13,116,233	1,552,320
Total	$5,963,711	$2,084,719	$19,215,308	$4,482,414

On September 17, 2015, the Company declared a $0.0175 per share dividend payable on or about October 31, 2015 to shareholders and unitholders of record as of September 30, 2015. Accordingly, the Company has accrued $1,228,779 as of September 30, 2015 for this dividend.
During the three months ended September 30, 2015, the Company declared quarterly dividends of $422,774 to preferred shareholders of record as of September 30, 2015 to be paid on October 15, 2015. Accordingly, the Company has accrued $422,774 as of September 30, 2015 for this dividend.

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
8. Equity (continued)

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

Each share of Series A Preferred Stock was exchangeable for 500 shares of common stock, and each share of the Series B Preferred Stock was exchangeable for 12.5 shares of common stock. On July 20, 2015, the Company completed the Exchange Offer, under which 1,247 shares of Series A Preferred Stock and 865,481 shares of Series B Preferred Stock were tendered for 11,442,002 newly issued shares of the Company's common stock. The Company paid cash in lieu of any fractional shares of common stock upon the exchange of the Series A Preferred Stock and Series B Preferred Stock. The Exchange Offer was considered to be a beneficial conversion feature, which resulted in a deemed distribution of $13,124,506, which is included in the condensed consolidated statement of equity and also in the condensed consolidated statements of cash flows as a non-cash transaction.

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

Equity Issuances under Share Incentive Plan

During the nine months ended September 30, 2015, the Company issued 221,096 shares to consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $506,000. As of September 30, 2015, there are 856,164 shares available for issuance under the Company’s 2015 Stock Incentive Plan.
9. Commitments and Contingencies
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
On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. On July 24, 2015, the Oklahoma Court of Civil Appeals affirmed the judgment against Perimeter, resulting in a total award of approximately $352,000 which includes interest and other fees. The Company will appeal the judgment to the Oklahoma Supreme Court. The Company has posted bonds for both judgments and has accrued for the judgments in its financial statements. The Company will continue to vigorously litigate the issues raised upon appeal.
10. Related Party Transactions
Prior to being acquired by the Company in October 2014, Wheeler Interests, LLC (“Wheeler Interests”), which was controlled by Jon S. Wheeler (“Mr. Wheeler”), the Company’s Chairman and Chief Executive Officer, leased the Company’s Riversedge property under a 10 year operating lease expiring in November 2017, with four five year renewal options available. The lease required monthly base rent payments of $24,000 and provided for annual increases throughout the term of the lease

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Related Party Transactions (continued)

and subsequent option periods. Additionally, Wheeler Interests reimbursed the Company for a portion of the property’s operating expenses and real estate taxes.
The following summarizes related party activity as of and for the nine months ended September 30, 2015 and 2014 (unaudited):

	September 30,
	2015	2014
Amounts paid to affiliates	$247,863	$2,798,847
Amounts due from (to) affiliates	$388,675	$(193,532)
Rent and reimbursement income received from Wheeler Interests	$—	$296,403
Rent and other tenant receivables due from Wheeler Interests	$—	$509,331
11. Subsequent Events
Sale of Jenks Reasors
On October 19, 2015, the Company completed its sale of Jenks Reasors for a contract price of approximately $12.2 million. As of September 30, 2015, the carrying of this property was approximately $10.9 million.
Sale of Harps at Harbor Point
On October 20, 2015, the Company completed its sale of Harps at Harbor Point for a contract price of approximately $5.0 million. As of September 30, 2015, the carrying value of this property was approximately $4.3 million.
Sale of Bixby Commons
On October 27, 2015, the Company completed its sale of Bixby Commons for a contract price of approximately
$11.0 million. As of September 30, 2015, the carrying value of this property was approximately $10.0 million.

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
Executive Overview
The September 30, 2015 three and nine month periods includes the combined operations of all properties owned at December 31, 2014 as described in our 2014 Form 10-K, approximately nine months of operations for Pierpont Centre, six months of Alex City Marketplace, a full quarter of operations for Butler Square and Brook Run and a partial quarter of operations for Beaver Ruin Village I and II, Chesapeake Square, Sunshine Plaza, Barnett Portfolio, Grove Park, Parkway Plaza, Fort Howard Square and Conyers Crossing. Conversely, the September 30, 2014 three and nine month periods only include a full period of combined operations for all properties owned at December 31, 2013 as described in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K"), and partial periods of operations for Cypress Shopping Center, Harrodsburg Marketplace, Port Crossing, LaGrange Marketplace, Freeway Junction and Graystone Crossing. The September 30, 2015 three and nine month period results also include the full impact from internalizing the Operating Companies. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2014 annual and 2015 nine month periods (collectively referred to as “same stores”) and of those properties acquired during 2014 and 2015 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2014 and 2015 had on our results of operations.
Leasing Activity
Renewals during the three months ended September 30, 2015 consisted of sixteen deals totaling 76,980 square feet with a weighted-average increase of $1.15 per square foot, representing an increase of 12.60% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $1.55 per square foot on nine renewals, a $0.21 decrease on two renewal and no change per square foot on five renewals. Three renewals represented options being exercised. Additionally, we signed ten new leases totaling 19,258 square feet during the three months ended September 30, 2015 with weighted-average rents of $14.55.
Renewals during the first nine months of 2015 were comprised of forty-two deals totaling 232,943 square feet with a weighted-average increase of $0.82 per square foot, representing an increase of 9.01% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $1.15 per square foot on twenty-seven renewals, a $1.60 weighted-average decrease on four renewals and no changes per square foot on eleven renewals. Ten renewals represented options being exercised. Additionally, we signed sixteen new leases totaling 28,720 square feet during the nine months ended September 30, 2015, with weighted-average rents of $14.04.

Approximately 5.30% of our gross leasable area is subject to leases that expire during the twelve months ending September 30, 2016 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.
Acquisitions
On January 9, 2015, the Company completed its acquisition of 1.50 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1.6 million. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued will be determined using the Company's Common Stock price on the day prior to issuance.

On January 14, 2015, the Company completed its acquisition of Pierpont Centre, a 122,259 square foot shopping center located in Morgantown, West Virginia ("Pierpont Centre") for a contract price of $13.9 million, paid through a combination of cash and debt. Pierpont Centre was 100% leased as of the acquisition date and its major tenants include GNC, Hallmark, Michael's, Ruby Tuesday and Outback Steakhouse.

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

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10.3 million, paid through a combination of cash and debt. Alex City Marketplace was 86% leased as of the acquisition date and its major tenants include Winn Dixie and Goody's.

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9.4 million, paid through a combination of cash and debt. Butler Square was 100% leased as of the acquisition date and its major tenants include Bi-Lo and Dollar Tree.

On June 2, 2015, the Company completed its acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") for a contract price of $18.5 million, paid through a combination of cash and debt. Brook Run was 92% leased as of the acquisition date and its major tenants include Martin's Food Store and CVS.

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village, a 74,048 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for a contract price of $12.4 million, paid through a combination of cash and debt. Beaver Ruin Village was 91% leased as of the acquisition date and its major tenants include Chase Bank, Firehouse Subs and State Farm Insurance.

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village II, a 34,925 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village II") for a contract price of $4.4 million, paid through a combination of cash and debt. Beaver Ruin Village II was 100% leased as of the acquisition date and its major tenants include AutoZone and Metro PCS.

On July 1, 2015, the Company completed its acquisition of Columbia Fire Station, consisting of two vacant buildings on a 1.0 acre land parcel located in Columbia, South Carolina ("Columbia Fire Station") for a contract price of $2.4 million, paid through a combination of cash and debt. The Company plans to redevelop this property for retail use.

On July 10, 2015, the Company completed its acquisition of Chesapeake Square, a 99,848 square foot shopping center located in Onley, Virginia ("Chesapeake Square") for a contract price of $6.3 million. Chesapeake Square was 76% leased as of the acquisition date and is anchored by a Food Lion grocery store. The Company acquired Chesapeake Square from a related party through a combination of cash and the issuance of 125,966 common units in the Operating Partnership.

On July 21, 2015, the Company completed its acquisition of Sunshine Plaza, a 111,189 square foot shopping center located in Lehigh Acres, Florida ("Sunshine Plaza") for a contract price of $10.4 million. Sunshine Plaza was 96% leased as of the acquisition date and is anchored by a Winn-Dixie grocery store. The Company acquired Sunshine Plaza through a combination of cash and debt.

On July 24, 2015, the Company completed its acquisition of Carolina Place consisting of a 2.14 acre parcel of land adjacent to Chesapeake Square for a contract price of $250,000 in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

On August 14, 2015, the Company completed its acquisition of 10.39 acres located in Hilton Head, South Carolina ("Hilton Head Land") for a contract price of $1.0 million paid in cash. The Company acquired the property for potential development and to compliment an adjacent redevelopment project.

On August 21, 2015, the Company completed its acquisition of Cardinal Plaza, located in Henderson, North Carolina, Franklinton Square, located in Franklinton, North Carolina and Nashville Commons, located in Nashville, North Carolina (collectively known as the "Barnett Portfolio") for a contract price of $15.3 million. The Barnett Porfolio totals 171,466 square feet, was 91% leased as of the acquisition date and all anchored by Food Lion grocery stores. The Company acquired the Barnett Portfolio through a combination of cash and debt.

On September 9, 2015, the Company completed its acquisition of Grove Park Shopping Center, a 106,557 square foot shopping center located in Orangeburg, South Carolina ("Grove Park") for a contract price of $6.6 million. Grove Park was 90% leased as of the acquisition date and is anchored by a Bi-Lo grocery store. The Company acquired Grove Park through a combination of cash and debt.

On September 15, 2015, the Company completed its acquisition of Parkway Plaza Shopping Center, a 52,365 square foot shopping center and 2.1 acres of adjacent undeveloped land located in Brunswick, Georgia ("Parkway Plaza") for a contract price of $6,075,000. Parkway Plaza was 97% leased as of the acquisition date and is anchored by a Winn Dixie grocery store. The Company acquired Parkway Plaza through a combination of cash and debt.

On September 30, 2015, the Company completed its acquisition of Ft. Howard Square Shopping Center, a 113,652 square foot shopping center located in Rincon, Georgia ("Ft. Howard Square") for a contract price of $11.5 million. Ft. Howard Square was 95% leased as of the acquisition date and is leased by nationally recognized tenants Goodwill and Dollar Tree. The Company acquired Ft. Howard Square through a combination of cash and debt.

On September 30, 2015, the Company completed its acquisition of Conyers Crossing Shopping Center, a 170,475 square foot shopping center located in Conyers, Georgia ("Conyers Crossing") for a contract price of $10.8 million. Conyers Crossing was 99% leased as of the acquisition date and is leased by nationally recognized tenants Hobby Lobby and Burlington Coat Factory. The Company acquired Conyers Crossing through a combination of cash and debt.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2014 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2015. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ending September 30,		Nine Months Ending September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2015	2014	2015	2014	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated at period end(1)	45	28	45	28	17	60.71%	17	60.71%
Aggregate gross leasable area at period end(1)	3,338,858	1,755,845	3,338,858	1,755,845	1,583,013	90.16%	1,583,013	90.16%
Ending occupancy rate at period end (1)	94.25%	95.20%	94.25%	95.20%	(0.95)%	(1.00)%	(0.95)%	(1.00)%
FINANCIAL DATA:
Rental revenues	$5,552,882	$2,815,486	$13,479,755	$7,462,653	$2,737,396	97.23%	$6,017,102	80.63%
Asset management fees	132,335	—	465,817	—	132,335	—%	465,817	—%
Commissions	86,682	—	307,292	—	86,682	—%	307,292	—%
Tenant reimbursements and other revenues	1,395,314	690,928	3,961,021	2,016,689	704,386	101.95%	1,944,332	96.41%
Total Revenue	7,167,213	3,506,414	18,213,885	9,479,342	3,660,799	104.40%	8,734,543	92.14%
EXPENSES:
Property operations	2,094,054	1,101,006	5,474,129	2,819,618	993,048	90.19%	2,654,511	94.14%
Non-REIT management and leasing services	299,566	—	901,118	—	299,566	—%	901,118	—%
Depreciation and amortization	4,824,448	1,961,041	11,672,780	4,996,141	2,863,407	146.01%	6,676,639	133.64%
Provision for credit losses	112,580	46,774	214,316	18,742	65,806	140.69%	195,574	1,043.51%
Corporate general & administrative	4,895,567	3,024,675	10,710,262	5,203,728	1,870,892	61.85%	5,506,534	105.82%
Total Operating Expenses	12,226,215	6,133,496	28,972,605	13,038,229	6,092,719	99.34%	15,934,376	122.21%
Operating Loss	(5,059,002)	(2,627,082)	(10,758,720)	(3,558,887)	(2,431,920)	92.57%	(7,199,833)	202.31%
Interest expense	(2,306,017)	(1,491,749)	(6,406,466)	(3,945,332)	(814,268)	54.58%	(2,461,134)	62.38%
Net Loss from Continuing Operations	(7,365,019)	(4,118,831)	(17,165,186)	(7,504,219)	(3,246,188)	78.81%	(9,660,967)	128.74%
Net Income from Discontinued Operations	206,603	117,078	488,343	351,137	89,525	(76.47)%	137,206	(39.07)%
Net Loss	(7,158,416)	(4,001,753)	(16,676,843)	(7,153,082)	(3,156,663)	(78.88)%	(9,523,761)	(133.14)%
Net loss attributable to noncontrolling interests	(428,702)	(487,284)	(1,331,294)	(655,987)	58,582	(12.02)%	(675,307)	102.95%
Net Loss Attributable to Wheeler REIT	$(6,729,714)	$(3,514,469)	$(15,345,549)	$(6,497,095)	$(3,215,245)	91.49%	$(8,848,454)	136.19%
(1)    Excludes the undeveloped land parcels and Riversedge North that ceased paying rent upon acquiring the Operating Companies. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since our seventeen 2015 acquisitions and all of our 2014 acquisitions occurred in the quarter ended September 30, 2014.

	Three Months Ended September 30,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$2,972,993	$2,863,091	$3,975,203	$643,323	$6,948,196	$3,506,414
Property expenses	898,673	850,751	1,195,381	250,255	2,094,054	1,101,006
Property Net Operating Income	2,074,320	2,012,340	2,779,822	393,068	4,854,142	2,405,408
Asset Management and Commission Revenue	—	—	219,017	—	219,017	—
Non-REIT management and leasing services	—	—	299,566	—	299,566	—
Depreciation and amortization	1,363,476	1,468,381	3,460,972	492,660	4,824,448	1,961,041
Provision for credit losses	42,965	46,774	69,615	—	112,580	46,774
Corporate general & administrative	4,326,882	1,161,581	568,685	1,863,094	4,895,567	3,024,675
Total Other Operating Expenses	5,733,323	2,676,736	4,398,838	2,355,754	10,132,161	5,032,490
Interest expense	1,171,320	1,228,307	1,134,697	263,442	2,306,017	1,491,749
Net Loss from Continuing Operations	(4,830,323)	(1,892,703)	(2,534,696)	(2,226,128)	(7,365,019)	(4,118,831)
Net Income (Loss) from Discontinued Operations	272,394	117,078	(65,791)	—	206,603	117,078
Net Loss	$(4,557,929)	$(1,775,625)	$(2,600,487)	$(2,226,128)	$(7,158,416)	$(4,001,753)

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$9,140,912	$8,836,019	$8,299,864	$643,323	$17,440,776	$9,479,342
Property expenses	2,897,680	2,569,363	2,576,449	250,255	5,474,129	2,819,618
Property Net Operating Income	6,243,232	6,266,656	5,723,415	393,068	11,966,647	6,659,724
Asset Management and Commission Revenue	—	—	773,109	—	773,109	—
Non-REIT management and leasing services	—	—	901,118	—	901,118	—
Depreciation and amortization	4,232,313	4,503,481	7,440,467	492,660	11,672,780	4,996,141
Provision for credit losses	132,535	18,742	81,781	—	214,316	18,742
Corporate general & administrative	9,006,350	3,340,634	1,703,912	1,863,094	10,710,262	5,203,728
Total Other Operating Expenses	13,371,198	7,862,857	10,127,278	2,355,754	23,498,476	10,218,611
Interest expense	3,802,719	3,681,890	2,603,747	263,442	6,406,466	3,945,332
Net Loss from Continuing Operations	(10,930,685)	(5,278,091)	(6,234,501)	(2,226,128)	(17,165,186)	(7,504,219)
Net Income (Loss) from Discontinued Operations	512,153	351,137	(23,810)	—	488,343	351,137
Net Loss	$(10,418,532)	$(4,926,954)	$(6,258,311)	$(2,226,128)	$(16,676,843)	$(7,153,082)
Property Revenues
Total same store property revenues for the three and nine month periods ended September 30, 2015 were $2.97 million and $9.14 million, respectively, compared to $2.86 million and $8.84 million, respectively, for the three and nine month periods ended September 30, 2014. Same store revenues fluctuated primarily due to Riversedge North ceasing to pay rent due to management internalization, increases in tenant reimbursements, contractual rent adjustments, positive rent spreads on renewals and increases in occupancy. Riversedge North contributed $99,000 and $297,000, respectively, to property revenues for the three and nine month periods ended September 30, 2014. Excluding the impact of Riversedge North on the 2014 property revenues, same store property revenues increased approximately $209,000 and $602,000, respectively, for the three and nine month periods ended September 30, 2015 as compared to the prior periods.

The three and nine month periods ended September 30, 2015 represent full periods of operations reported for the thirteen acquisitions made in 2014 (all subsequent to June 30, 2014), and partial periods of operations for the twenty acquisitions made in the nine month period ended September 30, 2015. These properties (new stores) contributed $3.98 million and $8.30 million, respectively, in revenues for the three and nine month periods ended September 30, 2015, respectively, compared to no contributions to revenue for the three and nine month periods ended September 30, 2014. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store property expenses for the three and nine month periods ended September 30, 2015 were $898,673 and $2.90 million, respectively, compared to $850,751 and $2.57 million, respectively, for the three and nine month periods ended September 30, 2014. The increase was primarily due to the nature and timing of repairs and maintenance, increases in real estate taxes due to property reassessments of prior acquisitions, and increases in cost allocations associated with managing the properties for the three and nine months ended September 30, 2015 as compared to the 2014 three and nine month periods.
There were no significant unusual or non-recurring items included in new store property expenses for the three and nine month periods ended September 30, 2015.
Property Net Operating Income

Total property net operating income was $4.85 million and $11.97 million for the three and nine month periods ended September 30, 2015, respectively, compared to $2.41 million and $6.66 million for the three and nine month periods ended September 30, 2014, respectively. The September 2015 three and nine month periods results represent increases of $2.44 million and $5.31 million, respectively, over the comparable September 2014 periods, primarily due to the increases in property revenues discussed above. New stores accounted for the majority of these increases by generating $2.78 million and $5.72 million, respectively, in property net operating income for the three and nine month periods ended September 30, 2015, compared to $393,068 for the three and nine month periods ended September 30, 2014. The increase in new store property net operating income primarily resulted from the fact that all 2014 acquisitions occurred subsequent to June 30, 2014 with twenty-four acquisitions occurring since September 30, 2014.

Other Operating Expenses
Same store other operating expenses for the three and nine month periods ended September 30, 2015 period were $5.73 million and $13.37 million, respectively, representing an increase of $3.06 million and $5.51 million, respectively, over the three and nine month periods ended September 30, 2014, respectively. This increase in same store operating expenses resulted from increases of $3.17 million and $5.67 million for the three and nine month periods, respectively, in general and administrative expenses offset by decreases of $104,905 and $271,168 in depreciation and amortization expenses. The decreases in same store depreciation and amortization expense for the three and nine month periods ended September 30, 2015, resulted from more assets becoming fully depreciated and amortized since the September 2014 periods.

Total general and administrative expenses for the three and nine month periods ended September 30, 2015 increased by $1.87 million and $5.51 million, respectively, as compared to the 2014 periods. General and administrative expenses during the September 2015 three and nine month periods included approximately $3.71 million and $6.31 million, respectively, of non-recurring expenses related to acquisitions, capital events, legal expenses, commissions, marketing, Sarbanes-Oxley compliance, employee recruitment and other miscellaneous items which are detailed below.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(unaudited)
Acquisition costs	$1,733,639	$3,167,378
Capital related costs	1,826,240	2,447,890
Perimeter legal accrual	3,504	127,804
Commission expenses	—	115,287
Marketing/promotional	7,358	140,836
Sarbanes-Oxley	102,475	154,563
Employee recruitment	—	49,000
Other	40,000	107,127
	$3,713,216	$6,309,885
Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the acquisitions completed in the nine months ended September 30, 2015 and sourcing and due diligence of potential acquisitions currently in our pipeline. Capital related costs resulted from the March 2015 Series C Preferred Stock offering and subsequent conversion, and the Series A Preferred Stock and Series B Preferred Stock Exchange Offer completed in July 2015. General and administrative expenses for the three and nine months ended September 30, 2015 reflect the internalization of the Operating Companies, including approximately $620,463 and $2.41 million, respectively, of compensation and benefits expenses that were not incurred during the 2014 periods and other operating costs resulting from internalizing the Operating Companies.
Interest Expense
Same store interest expense was $1.17 million and $3.80 million, respectively, for the three and nine month periods ended September 30, 2015, which represents a decrease of $56,987 and an increase of $120,829, respectively, as compared to $1.23 million and $3.68 million for the three and nine month periods ended September 30, 2014. The quarterly decrease primarily resulted from the $3.00 million reduction in senior convertible debt, the repayment of the Lumber River loan and a decline in outstanding debt for same stores. The six month increase primarily resulted from the acceleration of amortization expense on loan costs related to the $3,000,000 of senior convertible debt that was converted in Series C Preferred Stock in March 2015. Total interest expense for the three and nine months ended September 30, 2015 increased $814,268 and $2.46 million, respectively. In addition to the impact of the senior debt, total interest expense was affected by the issuance of $89.7 million of acquisition-related debt since September 2014.
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

Below is a comparison of same and new store FFO for the three and nine month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net loss	$(4,557,929)	$(1,775,625)	$(2,600,487)	$(2,226,128)	$(7,158,416)	$(4,001,753)	$(3,156,663)	78.88%
Depreciation of real estate assets from continuing operations	1,363,476	1,468,381	3,460,972	492,660	4,824,448	1,961,041	2,863,407	146.01%
Depreciation of real estate assets from discontinued operations	105,187	244,203	61,188	—	166,375	244,203	(77,828)	(31.87)%
Depreciation of real estate assets	1,468,663	1,712,584	3,522,160	492,660	4,990,823	2,205,244	2,785,579	126.32%
FFO	$(3,089,266)	$(63,041)	$921,673	$(1,733,468)	$(2,167,593)	$(1,796,509)	$(371,084)	20.66%

	Nine Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net loss	$(10,418,532)	$(4,926,954)	$(6,258,311)	$(2,226,128)	$(16,676,843)	$(7,153,082)	$(9,523,761)	133.14%
Depreciation of real estate assets from continuing operations	4,232,313	4,503,481	7,440,467	492,660	11,672,780	4,996,141	6,676,639	133.64%
Depreciation of real estate assets from discontinued operations	560,203	730,649	69,073	—	629,276	730,649	(101,373)	(13.87)%
Depreciation of real estate assets	4,792,516	5,234,130	7,509,540	492,660	12,302,056	5,726,790	6,575,266	114.82%
FFO	$(5,626,016)	$307,176	$1,251,229	$(1,733,468)	$(4,374,787)	$(1,426,292)	$(2,948,495)	206.72%
During the three and nine month periods ended September 30, 2015, same store FFO decreased $3.03 million and $5.93 million, respectively, primarily due to increases of $3.17 million and $5.67 million, respectively, in corporate general and administrative expenses for the three and nine month period ended September 30, 2015. Total FFO decreased $0.37 million and $2.95 million, respectively, for the three and nine month periods ended September 30, 2015, primarily for the same reasons. The increases in interest expense and corporate general and administrative expenses are discussed in the “Other Operating Expenses” section above.
We believe the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

Total AFFO for the three and nine month periods ended September 30, 2015, respectively, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
FFO	$(2,167,593)	$(1,796,509)	$(4,374,787)	$(1,426,292)
Preferred stock dividends	(2,279,907)	(1,088,062)	(13,116,232)	(1,552,320)
Preferred stock accretion adjustments	1,857,133	114,719	8,836,696	181,856
FFO available to common shareholders and common unitholders	(2,590,367)	(2,769,852)	(8,654,323)	(2,796,756)
Acquisition costs	1,733,639	1,505,000	3,167,378	1,905,000
Capital related costs	1,826,240	—	2,447,890	—
Other non-recurring expenses	149,833	—	566,813	—
Share-based compensation	54,700	45,000	356,000	190,000
Straight-line rent	(108,595)	41,844	(202,030)	179,953
Loan cost amortization	303,463	140,068	1,048,711	414,668
Above/below market lease amortization	153,512	44,288	562,987	(1,468)
Perimeter legal accrual	3,504	—	127,804	—
Tenant improvement reserves	(76,500)	—	(199,400)	—
Recurring capital expenditures	(90,200)	—	(237,700)	—
AFFO	$1,359,229	$(993,652)	$(1,015,870)	$(108,603)
Preferred stock dividends for the nine month period ended September 30, 2015 include approximately $1.98 million of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock.
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. The Series C Preferred Stock adjustment represents the majority of the total since the related offering costs were amortized until June 11, 2015, when we closed on the Series C Preferred Stock conversion.
Liquidity and Capital Resources
At September 30, 2015, our consolidated cash and cash equivalents totaled $7.99 million compared to consolidated cash and cash equivalents of $9.97 million at December 31, 2014. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2015	2014	$	%
Operating activities	$(6,708,444)	$(4,724,037)	$(1,984,407)	42.01%
Investing activities	$(61,375,935)	$(11,611,742)	$(49,764,193)	428.57%
Financing activities	$66,107,924	$35,043,910	$31,064,014	88.64%
Operating Activities
During the nine months ended September 30, 2015, our cash flows used in operating activities were $6.71 million, compared to cash flows used in operating activities of $4.72 million during the nine months ended September 30, 2014. Operating cash flows were primarily impacted by the $9.52 million increase in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the $5.51 million increase in total general and administrative expenses associated with operating the REIT and the addition of twenty-four properties since September 2014. Also impacting operating cash flows was a $3.1 million increase in escrows and required reserves primarily related to the 2015 property acquisitions.
Investing Activities
During the nine months ended September 30, 2015, our cash flows used in investing activities were $61.38 million, compared to cash flows used in investing activities of $11.61 million during the nine months ended September 30, 2014. The 2015 amount reflects the cash used to acquire the twenty properties in the nine months ended September 30, 2015, while the 2014 amount reflects the cash used to acquire the nine properties during the nine months ended September 30, 2014. Investing cash flows include the impact of approximately $0.9 million related to the acquisition of the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre, which are now assets held for sale.

Financing Activities
During the nine months ended September 30, 2015, our cash flows from financing activities were $66.11 million, compared to $35.04 million of cash flows from financing activities during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we received $83.42 million from the completion of our Series C Preferred Stock offering in March 2015. These proceeds were partially offset by dividends and distributions, which increased to $10.08 million in the nine months ended September 30, 2015 from $3.36 million during the nine months ended September 30, 2014 period as a result of the additional common shares, common units and preferred shares issued during the period from September 2014 to September 2015. These increases were offset by principal payments of approximately $7.2 million, which includes the payoffs of the Lumber River note and the VantageSouth line of credit, which totaled $4.9 million. Financing cash flows also include approximately $121,000 related to the principal payments on assets held for sale.
There was no refinancing activity during the nine month periods ended September 30, 2015 and 2014.
As of September 30, 2015 and December 31, 2014, our debt balances consisted of the following:

	September 30, 2015	December 31, 2014
Fixed-rate notes	$186,283,498	$120,865,586
Fixed-rate notes, assets held for sale	$21,813,806	$20,584,557
Total debt	$208,097,304	$141,450,143

The weighted-average interest rate and term of our fixed-rate debt are 4.79% and 7.13 years, respectively, at September 30, 2015. We have $17.70 million of debt maturing during the twelve months ending September 30, 2016. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

The $17.70 million in debt maturities, ongoing debt service, preferred stock dividends and the $0.21 per share targeted annual common stock dividend we are currently paying represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
In addition to liquidity required to fund debt payments, distributions and acquisitions, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.
Off-Balance Sheet Arrangements
As of September 30, 2015, the KeyBank and VantageSouth lines of credit represent the only significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). This ASU changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have major effect on the Company's operations and financial results. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. We adopted ASU 2014-08 on January 1, 2015 and used its guidance in determining the effect of discontinued operations as disclosed in Note 5.

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

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments". This new guidance requires that the acquirer recognizes adjustments to preliminary acquisition values and account for the cumulative effect of any required adjustments in the period in which they are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a prospective approach for adjustments that occur after the effective date. We do not expect the adoption of ASU 2015-16 to materially impact its financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2015 (the end of the period covered by this Form 10-Q).
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    On July 10, 2015, in connection with the acquisition of Chesapeake Square Shopping Center and pursuant to the terms of the Contribution and Subscription Agreement between the Operating Partnership and 18 accredited investors (the "Chesapeake Square Contributors"), the Operating Partnership exchanged an aggregate of 125,966 of its Common Units worth $246,894 for the Chesapeake Square Contributors’ membership interests in Chesapeake Square Associates, LLC, a Virginia limited liability company. The Common Units issued to the Chesapeake Square Contributors represents, in the aggregate, 3.00% of the Common Units in the Operating Partnership.

The Common Units are redeemable for cash equal to the then-current market value of one share of the Trust’s common stock or, at the Trust’s option, one share of the Trust’s common stock, commencing 12 months following the completion of this exchange. The Operating Partnership did not receive any proceeds from the exchange. The Operating Partnership only received membership interests in Chesapeake Square Associates, LLC. The issuance of the Common Units was exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended.

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

10.21	Dealer Manager Agreement, by and among Compass Point Research & Trading, LLC, Maxim Group LLC the Registrant and the Operating Partnership. (13)

10.22	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank. (14)

10.23	Contribution and Subscription Agreement, dated June 1, 2015, by and among Wheeler REIT, L.P. and certain members of Brook Run Associates, LLC. (15)

10.24	Contribution and Subscription Agreement, dated July 10, 2015, by and among Wheeler REIT, L.P. and certain members of Chesapeake Square Associates, LLC. (16)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (17)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (17)

101.INS	XBRL Instance Document (17)

101.SCH	XBRL Taxonomy Extension Schema Document (17)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (17)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (17)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (17)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (17)

(1)	Filed as an exhibit to the Registrant’s report on Form 8-K, filed on June 5, 2015.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Incorporated by reference to the Registrant's report on Form 8-K, filed on April 29, 2014.

(4)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014, and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on November 7, 2014.

(9)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on March 19, 2015.

(10)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on April 15, 2015.

(11)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 8, 2015.

(12)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on March 18, 2015.

(13)	Filed an an exhibit to the Registrant's Registration Statement on Form S-4, (Registration No. 333-204957), filed on June 15, 2015.

(14)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 2, 2015.

(15)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 5, 2015.

(16)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on July 13, 2015.

(17)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ STEVEN M. BELOTE
Steven M. Belote
Chief Financial Officer

Date:	November 10, 2015