Form 10-K
period 2015-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2016-03-10
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated file	☐	☑	Accelerated filer

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	☐	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2015 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $108,315,321.
As of March 8, 2016, there were 66,259,673 shares of common stock, $0.01 par value per share, outstanding.

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

•	our understanding of our competition;

•	market trends in our industry, interest rates, real estate values or the general economy;

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Virginia, Florida, Georgia, Alabama, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia and New Jersey;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

These forward-looking statements should be read in light of these factors.

Part I

Item 1.    Business.
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

As of December 31, 2015, we own a portfolio consisting of fifty-three properties, including thirty-nine retail shopping centers and three freestanding retail properties totaling 3,151,358 gross leasable square feet of which approximately 94% are leased (our "operating portfolio"), one office property and ten undeveloped land parcels totaling approximately 81 acres. We believe the current market environment creates a substantial number of favorable investment opportunities in our target markets with attractive yields on investment and significant upside potential in terms of income and gain.

We have 59 full-time and 2 part-time employees. Our management team has experience and capabilities across the real estate sector with experience in the aggregate and expertise particularly in the retail asset class, which we believe provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Because varying market conditions create opportunities at different times across the retail property sector, we believe our expertise enables us to target relatively more attractive investment opportunities throughout economic cycles. In addition, our fully integrated platform with in-house development capabilities allows us to pursue development and redevelopment projects with multiple uses. We believe that our ability to pursue these types of opportunities differentiates us from many competitors in our markets.

Our executive officers and the members of the management team have extensive experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. Jon S. Wheeler, our Chairman and Chief Executive Officer, has over thirty-four years of experience in the real estate sector with particular experience in strategic financial and market analyses and assessments of new or existing properties to maximize returns. Mr. Wheeler has overseen the acquisition of over seventy properties. Wilkes J. Graham became our Chief Financial Officer in January 2016. Prior to joining us, Wilkes spent 16 years in the real estate financial services industry.  Since 2010 Mr. Graham worked with Compass Point Research & Trading, LLC (“Compass Point”), an independent, full-service investment firm focused exclusively on the financial services sector, where he served as Director of Research and as a Senior Sell-Side Equity Research Analyst. Steven M. Belote was our Chief Financial Officer from August 2011 until January 2016, and is now our Chief Operating Officer. Prior to joining us, Mr. Belote was the Chief Financial Officer of Shore Bank for fifteen years. As Chief Financial Officer of Shore Bank, he played an integral role in their initial public offering. Prior to Shore Bank, Mr. Belote spent seven years in public accounting. David Kelly, our Senior Vice President and Director of Acquisitions, has over twenty-five years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supevalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million. Jeff Parker is our Director of Leasing. Mr. Parker is responsible for leasing operations over our growing portfolio of commercial assets. Prior to joining us, Mr. Parker served as Real Estate Portfolio Manager for the Southeast and Mid-Atlantic regions of the United States for Dollar Tree Stores, Inc. While at Dollar Tree, Mr. Parker was responsible for a portfolio of over 1,100 stores and created many key relationships throughout the industry. Prior to Dollar Tree, Mr. Parker spent ten years handling the leasing and sale of commercial properties for CB Richard Ellis of Virginia, Inc.

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

Dispositions

We disposed of the following free-standing properties in 2015: Harps, Jenks Reasor’s and Bixby Commons. Further, the following free-standing properties are currently listed for sale: Starbucks/Verizon and the Ruby Tuesday/Outback Steakhouse ground leases at Pierpont Centre. The sale and intended sale of these free-standing properties reflects the execution of our strategy of acquiring multi-tenant properties, monetizing core-assets and using proceeds to re-invest in our specialized markets. We may dispose of additional properties based upon management’s periodic review of our portfolio, and the determination by our board of directors that such activity would be in our best interest. The tax consequences to our directors and executive officers that hold common units resulting from a proposed disposition of a property may influence their decision as to the desirability of such proposed disposition.

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

Equity Capital Policies

To the extent that our board of directors approve additional capital raises, we may issue debt or equity securities, including additional units or senior securities of our Operating Partnership, retain earnings (subject to provisions in the Code requiring distributions of income to maintain REIT qualification) or pursue a combination of these methods. As long as our Operating Partnership is in existence, we will generally contribute the proceeds of all equity capital raised by us to our Operating Partnership in exchange for additional interests in our Operating Partnership, which will dilute the ownership interests of the limited partners in our Operating Partnership.

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

Item 1A.    Risk Factors.

Not applicable.

Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.    Properties.
Our Portfolio

At December 31, 2015, we owned fifty-three properties, including forty-two income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Oklahoma, Tennessee, Alabama and New Jersey, containing a total of 3,151,358 rentable square feet of retail space, which we refer to as our operating portfolio. The following table presents an overview of our properties, based on information as of December 31, 2015.

Portfolio

Property	Location	Number of Tenants	Gross Leasable Area ("GLA")	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent per Leased Square Foot
Alex City Marketplace	Alexander City, AL	17	147,791	87.1%	$913,691	$7.10
Amscot Building (2)	Tampa, FL	1	2,500	100.0%	$115,849	$46.34
Beaver Ruin Village	Lilburn, GA	27	74,048	84.4%	$1,006,968	$16.12
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	$407,176	$11.66
Berkley (3)	Norfolk, VA	—	—	—%	—	—
Brook Run Shopping Center	Richmond, VA	20	147,738	93.1%	$1,547,303	$11.25
Brook Run Properties (3)	Richmond, VA	—	—	—%	—	—
Bryan Station	Lexington, KY	9	54,397	100.0%	$553,004	$10.17
Butler Square	Mauldin, SC	16	82,400	100.0%	$833,358	$10.11
Cardinal Plaza	Henderson, NC	7	50,000	84.0%	$424,500	$10.11
Carolina Place (3)	Onley, VA	—	—	—%	—	—
Chesapeake Square	Onley, VA	9	99,848	74.8%	$593,583	$7.95
Clover Plaza	Clover, SC	10	45,575	100.0%	$354,771	$7.78
Columbia Fire Station (3)	Columbia, SC	—	—	—%	—	—
Conyers Crossing	Conyers, GA	14	170,475	100.0%	$884,797	$5.19
Courtland Commons (3)	Courtland, VA	—	—	—%	—	—
Crockett Square	Morristown, TN	4	107,122	100.0%	$886,635	$8.28
Cypress Shopping Center	Boiling Springs, SC	16	80,435	96.5%	$804,020	$10.36
Edenton Commons (3)	Edenton, NC	—	—	—%	—	—
Forrest Gallery	Tullahoma, TN	27	214,450	94.3%	$1,204,701	$5.96
Fort Howard Shopping Center	Rincon, GA	16	113,652	94.9%	$941,329	$8.73
Freeway Junction	Stockbridge, GA	16	156,834	96.9%	$1,035,044	$6.81
Franklinton Square	Franklinton, NC	11	65,366	86.1%	$490,295	$8.71
Graystone Crossing	Tega Cay, SC	11	21,997	100.0%	$513,256	$23.33
Grove Park	Orangeburg, SC	16	106,557	89.8%	$685,081	$7.15
Harbor Point (3)	Grove, OK	—	—	—%	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	97.0%	$438,556	$7.53
Hilton Head (3)	Hilton Head, SC	—	—	—%	—	—
Jenks Plaza	Jenks, OK	5	7,800	100.0%	$148,629	$19.06
LaGrange Marketplace	LaGrange, GA	13	76,594	93.3%	$388,385	$5.43
Laskin Road (3)	Virginia Beach, VA	—	—	—%	—	—
Lumber River Village	Lumberton, NC	12	66,781	100.0%	$503,506	$7.54
Monarch Bank	Virginia Beach, VA	1	3,620	100.0%	$250,538	$69.21
Nashville Commons	Nashville, NC	12	56,100	100.0%	$564,435	$10.06
Parkway Plaza	Brunswick, GA	5	52,365	96.9%	$533,398	$10.51
Perimeter Square	Tulsa, OK	8	58,277	95.7%	$742,287	$13.31
Pierpont Centre	Morgantown, WV	20	122,259	100.0%	$1,338,612	$10.95
Port Crossing	Harrisonburg, VA	8	65,365	92.4%	$780,445	$12.92

Property	Location	Number of Tenants	Gross Leasable Area	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent per Leased Square Foot
Riversedge North (4)	Virginia Beach, VA	—	—	—%	—	—
Shoppes at TJ Maxx	Richmond, VA	18	93,552	100.0%	$1,117,655	$11.95
South Square	Lancaster, SC	5	44,350	89.9%	$319,206	$8.01
Starbucks/Verizon (2)	Virginia Beach, VA	2	5,600	100.0%	$185,695	$33.16
St. George Plaza	St. George, SC	5	59,279	72.3%	$293,421	$6.85
Sunshine Plaza	Lehigh Acres, FL	21	111,189	96.7%	$954,702	$8.88
Surrey Plaza	Hawkinsville, GA	5	42,680	100.0%	$291,495	$6.83
Tampa Festival	Tampa, FL	20	137,987	97.7%	$1,230,027	$9.13
The Shoppes at Eagle Harbor	Carrollton, VA	7	23,303	100.0%	$447,844	$19.22
Tulls Creek (3)	Moyock, NC	—	—	—%	—	—
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	$450,310	$9.44
Walnut Hill Plaza	Petersburg, VA	11	87,239	85.2%	$596,162	$8.02
Waterway Plaza	Little River, SC	9	49,750	97.6%	$439,583	$9.05
Westland Square	West Columbia, SC	10	62,735	91.9%	$486,698	$8.44
Winslow Plaza	Sicklerville, NJ	17	40,695	100.0%	$594,202	$14.60
Total Portfolio		478	3,151,358	94.2%	$27,291,152	$9.19

(1)	Annualized base rent per leased square foot excludes the impact of tenant concessions.

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

Outstanding Indebtedness

As of December 31, 2015, our outstanding indebtedness was approximately $191.3 million, including debt associated with assets held for sale. The following table sets forth information with respect to such indebtedness:

	Amount of Debt Outstanding as of December 31, 2015	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Shoppes at Eagle Harbor	$3,634,085	4.34%	3/11/2018	240	$301,200	$3,339,834
Monarch Bank Building	1,376,452	4.15%	12/30/2017	240	113,676	1,275,249
Perimeter Square	4,166,406	6.38%	6/11/2016	120	168,534	4,133,592
Riversedge North	962,281	6.00%	1/16/2019	360	105,624	807,904
Walnut Hill Plaza	3,535,606	5.50%	7/10/2017	240	291,276	3,389,011
Twin City Commons	3,225,473	4.86%	1/6/2023	360	213,924	2,747,631
Shoppes at TJ Maxx	6,081,272	3.88%	5/1/2020	300	406,560	5,294,355
Bank Line of Credit	6,873,750	2.79%	5/29/2018	N/A	191,778	6,873,750
Forrest Gallery	8,926,712	5.40%	9/6/2023	360	611,676	7,794,407
Tampa Festival	8,627,294	5.56%	9/6/2023	360	609,568	7,483,025
Starbucks/Verizon	632,042	5.00%	7/2/2019	120	52,596	553,571
Winslow Plaza	4,620,000	4.82%	12/1/2025	N/A	222,684	4,620,000
Cypress Shopping Center	6,625,000	4.70%	7/6/2024	240	311,375	5,700,455
Harrodsburg Marketplace	3,677,501	4.55%	9/1/2024	240	229,344	3,058,982
Port Crossing	6,471,636	4.84%	8/1/2024	240	417,456	5,423,413
LaGrange Marketplace	2,418,212	5.00%	3/26/2020	120	165,756	2,234,334
Freeway Junction	8,150,000	4.60%	9/6/2024	240	374,900	6,929,805
Edenton Commons	650,000	3.75%	9/30/2016	N/A	653,047	—
DF I-Moyock	418,538	5.00%	7/30/2019	60	127,980	—
Graystone Crossing	4,000,000	4.55%	10/26/2024	240	244,632	3,419,266
Bryan Station	4,625,000	4.52%	11/1/2024	240	209,050	3,968,506
Crockett Square	6,337,500	4.47%	12/5/2024	240	283,286	4,486,317
Harbor Point	732,685	5.85%	12/6/2016	240	132,288	698,688
Pierpont Centre	9,800,000	3.95%	2/6/2025	N/A	387,100	8,902,005
Alex City Marketplace	5,750,000	3.90%	4/6/2025	N/A	224,250	5,750,000
Butler Square	5,640,000	4.08%	5/6/2025	N/A	230,112	5,640,000
Brook Run Shopping Center	10,950,000	3.90%	6/6/2025	N/A	427,050	10,950,000
Beaver Ruin Village I and II	9,400,000	4.73%	7/6/2025	N/A	444,620	9,400,000
Columbia Fire Station	450,053	8.00%	12/31/2017	N/A	36,004	511,003
Sunshine Shopping Plaza	5,900,000	4.57%	8/6/2025	N/A	269,630	5,900,000
Barnett Portfolio	8,770,000	4.30%	9/6/2025	N/A	377,110	8,770,000
Grove Park Shopping Center	3,800,000	4.52%	10/1/2025	N/A	171,760	3,800,000
Parkway Plaza	3,500,000	4.57%	10/1/2025	N/A	159,950	3,500,000
Conyers Crossing	5,960,000	4.67%	10/6/2025	N/A	278,332	5,960,000

	Amount of Debt Outstanding as of December 31, 2015	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Fort Howard Shopping Center	7,100,000	4.57%	10/6/2025	N/A	324,470	7,100,000
Senior convertible notes	3,000,000	9.00%	12/15/2018	N/A	270,000	3,000,000
Senior non-convertible notes	2,160,000	9.00%	1/31/2016	N/A	16,200	2,160,000
South Carolina Food Lions Note	12,375,000	5.25%	1/6/2024	360	649,688	10,728,916
	$191,322,498

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2015.

Tenants	Total Gross Leaseable Area	Percent of Total Gross Leasable Area	Annualized Base Rent ($ in 000s)	Percent of Total Annualized Base Rent	Base Rent Per Leased Square Foot
Bi-Lo/Winn Dixie	392,898	12.47%	$2,853	10.45%	$7.26
Food Lion	325,576	10.33%	2,691	9.86%	8.27
Hobby Lobby	114,298	3.63%	675	2.47%	5.91
Kroger	84,938	2.70%	534	1.96%	6.29
Burlington Coat Factory	83,552	2.65%	176	0.64%	2.11
Family Dollar	67,626	2.15%	465	1.70%	6.88
Giant Food Stores, LLC	58,473	1.86%	380	1.39%	6.50
Goodwill	56,343	1.79%	433	1.59%	7.69
Dollar Tree	51,974	1.65%	441	1.62%	8.49
Goody's	51,275	1.63%	139	0.51%	2.71
	1,286,953	40.86%	$8,787	32.19%	$6.83

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2015.

Lease Expiration Year	Number of Expiring Leases	Total Expiring Gross Leaseable Area	Percent of Total Gross Leaseable Area	Expiring Base Rent (in 000s)	Percent of Total Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	182,621	5.79%	$—	—	$—
2016	71	188,045	5.97%	2,244	8.22%	11.93
2017	105	436,806	13.86%	4,591	16.82%	10.51
2018	97	588,498	18.67%	5,025	18.41%	8.54
2019	70	466,894	14.82%	4,209	15.42%	9.01
2020	72	572,140	18.16%	5,071	18.58%	8.86
2021	23	358,741	11.38%	2,526	9.26%	7.04
2022	10	67,484	2.14%	880	3.22%	13.04
2023	9	129,841	4.12%	1,303	4.77%	10.04
2024	12	100,228	3.18%	844	3.09%	8.42
2025 and thereafter	9	60,060	1.91%	598	2.21%	9.94
		3,151,358	100.00%	$27,291	100.00%	$9.19

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

Depreciation

The following table sets forth depreciation information for our properties, including assets held for sale, as of December 31, 2015.

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Shoppes at TJ Maxx	$7,121,369	3.88%	Straight-Line	5-39 Years
Walnut Hill Plaza	3,606,700	3.17%	Straight-Line	5-39 Years
Lumber River Village	4,486,787	2.98%	Straight-Line	5-39 Years
Perimeter Square	5,191,021	3.25%	Straight-Line	5-39 Years
The Shoppes at Eagle Harbor	4,477,700	2.76%	Straight-Line	5-39 Years
Riversedge North	2,295,510	2.51%	Straight-Line	5-39 Years
Monarch Bank	1,986,363	2.90%	Straight-Line	5-39 Years
Amscot Building	492,828	2.77%	Straight-Line	5-39 Years
Twin City Crossing	3,045,189	3.20%	Straight-Line	5-39 Years
Surrey Plaza	1,856,515	4.07%	Straight-Line	5-39 Years
Tampa Festival	6,829,558	3.79%	Straight-Line	5-39 Years
Forrest Gallery	7,714,646	3.92%	Straight-Line	5-39 Years
Starbucks/Verizon	1,137,971	2.04%	Straight-Line	5-39 Years
Jenks Plaza	917,898	4.25%	Straight-Line	5-39 Years
Winslow Plaza	3,684,181	4.93%	Straight-Line	5-39 Years
Clover Plaza	1,222,554	2.89%	Straight-Line	5-39 Years
St. George Plaza	1,271,236	3.21%	Straight-Line	5-39 Years
South Square	1,911,330	2.62%	Straight-Line	5-39 Years
Westland Square	1,719,692	2.95%	Straight-Line	5-39 Years
Waterway Plaza	1,247,952	3.06%	Straight-Line	5-39 Years
Cypress Shopping Center	4,578,838	2.95%	Straight-Line	5-39 Years
Harrodsburg Marketplace	2,484,653	3.11%	Straight-Line	5-39 Years
Port Crossing Shopping Center	7,002,682	4.68%	Straight-Line	5-39 Years
LaGrange Marketplace	2,647,956	4.53%	Straight-Line	5-39 Years
Freeway Junction	6,754,803	3.89%	Straight-Line	5-39 Years
Graystone Crossing	2,856,365	2.86%	Straight-Line	5-39 Years
Bryan Station	2,756,142	3.32%	Straight-Line	5-39 Years
Crockett Square	6,844,567	3.66%	Straight-Line	5-39 Years
Pierpont Centre	9,253,152	3.64%	Straight-Line	5-39 Years
Alex City Marketplace	7,836,903	3.65%	Straight-Line	5-39 Years
Butler Square	6,411,277	2.89%	Straight-Line	5-39 Years
Brook Run Shopping Center	13,175,827	5.75%	Straight-Line	5-39 Years
Brook Run Properties (1)	8,856	—%	N/A	N/A
Laskin Road (1)	185,018	—%	N/A	N/A
Beaver Ruin Village	8,283,904	3.15%	Straight-Line	5-39 Years
Beaver Ruin Village II	2,814,398	2.90%	Straight-Line	5-39 Years
Sunshine Shopping Plaza	6,368,471	3.25%	Straight-Line	5-39 Years
Cardinal Plaza	2,475,266	3.48%	Straight-Line	5-39 Years
Franklinton Square	2,958,171	4.39%	Straight-Line	5-39 Years
Nashville Commons	3,503,161	3.76%	Straight-Line	5-39 Years
Chesapeake Square	4,111,707	4.86%	Straight-Line	5-39 Years
Grove Park Shopping Center	4,589,698	4.35%	Straight-Line	5-39 Years
Parkway Plaza	4,229,713	3.15%	Straight-Line	5-39 Years

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Conyers Crossing	6,819,984	4.09%	Straight-Line	5-39 Years
Fort Howard Shopping Center	7,350,084	3.18%	Straight-Line	5-39 Years
Columbia Fire House (1)	278,557	—%	N/A	N/A
WHLR Macpherson, LLC (1)	7,412	—%	N/A	N/A
LBP Blairmill, LLC (1)	23,965	—%	N/A	N/A
LBP Milltown, LLC (1)	100,364	—%	N/A	N/A
LBP Vauxhall, LLC (1)	14,627	—%	N/A	N/A
Wheeler Real Estate, LLC	53,541	10.68%	Straight-Line	5-39 Years
Wheeler Interests, LLC	8,734	29.48%	Straight-Line	5-39 Years
Wheeler Real Estate Investment Trust, Inc.	480,674	15.93%	Straight-Line	5-39 Years
Wheeler REIT, LP (1)	22,064	—%	N/A	N/A
	$189,508,534

(1) Amount consists of assets not yet placed in service.

Item 3.    Legal Proceedings.

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

On July 10, 2008, one of our subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. On July 24, 2015, the Oklahoma Court of Civil Appeals affirmed the judgment against Perimeter, resulting in a total award of approximately $352,000 which includes interest and other fees. Perimeter then appealed to the Oklahoma Supreme Court, which on November 16, 2015, the final judgment was affirmed against Perimeter, resulting in a total award of approximately $415,000, which was paid by Perimeter in December 2015.

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of our Operating Partnership that owned our Harps at Harbor Point property, (“Harp’s Food Store”), filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by our affiliates. Crossland subsequently filed a counterclaim adding us, among others, as a defendant to the case. The Lien related to cost overruns incurred by Crossland during the construction and development process that occurred prior to us acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien related to construction and development costs incurred prior to us acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to us. However, since there was no evidence as of September 30, 2013 that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the September 30, 2013 financial statements. On January 31, 2014, Crossland removed the lien as our affiliates fulfilled their obligation to pay the Lien. Accordingly, the accrual was reversed as of December 31, 2013 since the Lien was satisfied without liability to us and the consolidated financial statements had not been issued when the Lien was released.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our common stock is traded on the NASDAQ Capital Market under the symbol “WHLR”. On March 8, 2016, the closing price of our common stock reported on the NASDAQ Capital Market was $1.33 per share. The high and low common stock sales prices per share during the periods indicated were as follows:

Price per share of common stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2015
High	$4.14	$2.45	$2.10	$2.03	$4.14
Low	$2.27	$1.98	$1.68	$1.60	$1.60

Quarter Ended
Fiscal Year 2014
High	$4.86	$5.08	$5.16	$4.67	$5.16
Low	$4.14	$4.35	$4.45	$3.94	$3.94

Our Series B preferred stock is traded on the NASDAQ Capital Market under the symbol “WHLRP”. On March 8, 2016, the closing price of our common stock reported on the NASDAQ Capital Market was $19.50 per share. Our Series B preferred stock began trading on April 30, 2014. The high and low preferred stock sales prices per share during the periods indicated were as follows:

Price per share of Series B preferred stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2015
High	$24.96	$25.45	$24.56	$23.50	$25.45
Low	$18.75	$23.02	$22.05	$22.13	$18.75

Quarter Ended
Fiscal Year 2014
High	N/A	$27.43	$25.55	$23.85	$27.43
Low	N/A	$24.20	$23.20	$21.28	$21.28

Approximate Number of Holders of Our Common Shares

As of March 8, 2016 there were 147 holders of record of our common shares and 0 holders of our Series B preferred shares. This number excludes our common and Series B preferred stock owned by shareholders holding under nominee security position listings.

Dividend Policy

We pay cash dividends to holders of our common stock on a monthly basis. We intend to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our common stock. While we intend to maintain the annual $0.21 per share dividend that we currently pay for the foreseeable future, our current cash flow does not support this amount. Accordingly, we may be forced to reduce the annual dividend if the cash flow deficit continues for an extended period of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Dividend Payments

We have made dividend payments to holders of our common stock and holders of common units in our Operating Partnership as follows in 2015 and 2014:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2015 - January 31, 2015	1/31/2015	2/28/2015	$0.035
February 1, 2015 - February 28, 2015	2/28/2015	3/31/2015	$0.035
March 1, 2015 - March 31, 2015	3/31/2015	4/30/2015	$0.0175
April 1, 2015 - April 30, 2015	4/30/2015	5/31/2015	$0.0175
May 1, 2015 - May 31, 2015	5/31/2015	6/30/2015	$0.0175
June 1, 2015 - June 30, 2015	6/30/2015	7/31/2015	$0.0175
July 1, 2015 - July 31, 2015	7/31/2015	8/31/2015	$0.0175
August 1, 2015 - August 31, 2015	8/31/2015	9/30/2015	$0.0175
September 1, 2015 - September 30, 2015	9/30/2015	10/31/2015	$0.0175
October 1, 2015 - October 31, 2015	10/31/2015	11/30/2015	$0.0175
November 1, 2015 - November 30, 2015	11/30/2015	12/31/2015	$0.0175
December 1, 2015 - December 31, 2015	12/31/2015	1/31/2016	$0.0175

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2014 - January 31, 2014	1/31/2014	2/28/2014	$0.035
February 1, 2014 - February 28, 2014	2/28/2014	3/31/2014	$0.035
March 1, 2014 - March 31, 2014	3/31/2014	4/30/2014	$0.035
April 1, 2014 - April 30, 2014	4/30/2014	5/31/2014	$0.035
May 1, 2014 - May 31, 2014	5/31/2014	6/30/2014	$0.035
June 1, 2014 - June 30, 2014	6/30/2014	7/31/2014	$0.035
July 1, 2014 - July 31, 2014	7/31/2014	8/31/2014	$0.035
August 1, 2014 - August 31, 2014	8/31/2014	9/30/2014	$0.035
September 1, 2014 - September 30, 2014	9/30/2014	10/31/2014	$0.035
October 1, 2014 - October 31, 2014	10/31/2014	11/30/2014	$0.035
November 1, 2014 - November 30, 2014	11/30/2014	12/31/2014	$0.035
December 1, 2014 - December 31, 2014	12/31/2014	1/31/2015	$0.035

We have made dividend payments to holders of our Series B preferred stock as follows in 2015 and 2014 (1):

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2015 - March 31, 2015	3/31/2015	4/15/2015	$56.25
April 1, 2015 - June 30, 2015	6/30/2015	7/15/2015	$56.25
July 1, 2015 - September 30, 2015	9/30/2015	10/15/2015	$56.25
October 1, 2015 - December 31, 2015	12/31/2014	1/15/2016	$56.25

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
April 29, 2014 - June 30, 2014	6/30/2014	7/15/2014	$38.75
July 1, 2014 - September 30, 2014	9/30/2014	10/15/2014	$56.25
October 1, 2014 - December 31, 2014	12/31/2014	1/15/2015	$56.25
(1) There is no dividend history for the Series B Preferred Stock prior to April 29, 2014 because it was not issued until April 29, 2014.

Security Authorized For Issuance Under Equity Compensation Plan

Please see Item 11 for a discussion regarding our equity compensation plan.

Item 6.    Selected Financial Data.
Not applicable.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our portfolio is comprised of thirty-nine retail shopping centers, three free-standing retail properties, our office building and ten undeveloped land parcels. Fourteen of these properties are located in Virginia, three are located in Florida, six are located in North Carolina, twelve are located in South Carolina, eight are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, three are located in Oklahoma, one is located in Alabama and one is located in West Virginia. Our operating portfolio has a total GLA of 3,151,358 square feet and an occupancy level of approximately 94%.

Recent Trends and Activities

There have been several significant events in 2015 that have positively impacted our company. These events are summarized below.

Property Acquisitions

On January 9, 2015, we completed our acquisition of 1.5 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1.6 million. The Company acquired Laskin Road for future development opportunities. We paid cash of $150,000 with the balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. On January 19, 2016, 807,727 common units were issued by the Operating Partnership to finalize this transaction.

On January 14, 2015, we completed our acquisition of Pierpont Centre, a 122,259 square foot shopping center located in Morgantown, West Virginia ("Pierpont Centre") for a contract price of $13.9 million, paid through a combination of cash and debt. Pierpont Centre was 100% leased as of the acquisition date and its major tenants include GNC, Hallmark, Michael's, Ruby Tuesday and Outback Steakhouse.

On March 27, 2015, we completed our acquisition of Brook Run Properties, LLC ("Brook Run Properties") from a related party, consisting of a 2 acre parcel of undeveloped real estate located adjacent to the Brook Run Shopping Center in Richmond, Virginia, for a contract price of $300,000 in cash. We acquired the property for potential development and to compliment the adjacent shopping center.

On April 1, 2015, the we completed our acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10.3 million, paid through a combination of cash and debt. Alex City Marketplace was 86% leased as of the the acquisition date and its major tenants include Winn Dixie and Goody's.

On April 15, 2015, we completed our acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9.4 million, paid through a combination of cash and debt. Butler Square was 100% leased as of the acquisition date and its major tenants include Bi-Lo and Dollar Tree.

On June 2, 2015, we completed our acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") from a related party for a contract price of $18.5 million. Brook Run was 92% leased as of the acquisition date and its major tenants include Martin's Food Store and CVS. We acquired Brook Run from a related party through a combination of cash, the issuance of 574,743 common units in the Operating Partnership and debt.

On July 1, 2015, we completed our acquisition of Beaver Ruin Village, a 74,048 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for a contract price of $12.4 million, paid through a combination of cash and debt. Beaver Ruin Village was 91% leased as of the acquisition date and its major tenants include Chase Bank, Firehouse Subs and State Farm Insurance.

On July 1, 2015, we completed our acquisition of Beaver Ruin Village II, a 34,925 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village II") for a contract price of $4.4 million, paid through a combination of cash and debt. Beaver Ruin Village II was 100% leased as of the acquisition date and its major tenants include AutoZone and Metro PCS.

On July 1, 2015, we completed our acquisition of Columbia Fire Station, consisting of two vacant buildings on a 1.0 acre land parcel located in Columbia, South Carolina ("Columbia Fire Station") for a contract price of $2.4 million, paid through a combination of cash and debt. We plan to redevelop this property for retail use.

On July 10, 2015, we completed our acquisition of Chesapeake Square, a 99,848 square foot shopping center located in Onley, Virginia ("Chesapeake Square") from a related party for a contract price of $6.3 million. Chesapeake Square was 76% leased as of the acquisition date and is anchored by a Food Lion grocery store. We acquired Chesapeake Square from a related party through a combination of cash and the issuance of 125,966 common units in the Operating Partnership.

On July 21, 2015, we completed our acquisition of Sunshine Plaza, a 111,189 square foot shopping center located in Lehigh Acres, Florida ("Sunshine Plaza") for a contract price of $10.4 million. Sunshine Plaza was 96% leased as of the acquisition date and is anchored by a Winn-Dixie grocery store. We acquired Sunshine Plaza through a combination of cash and debt.

On July 24, 2015, we completed our acquisition of Carolina Place consisting of a 2.14 acre parcel of land adjacent to Chesapeake Square for a contract price of $250,000 in cash. We acquired the property for potential development and to compliment the adjacent shopping center.

On August 14, 2015, we completed our acquisition of 10.39 acres located in Hilton Head, South Carolina ("Hilton Head Land") for a contract price of $1.0 million paid in cash. We acquired the property for potential development and to compliment an adjacent redevelopment project.

On August 21, 2015, we completed our acquisition of Cardinal Plaza, located in Henderson, North Carolina, Franklinton Square, located in Franklinton, North Carolina and Nashville Commons, located in Nashville, North Carolina (collectively known as the "Barnett Portfolio") for a contract price of $15.3 million. The Barnett Porfolio properties total 171,466 square feet, were 91% leased as of the acquisition date and all are anchored by Food Lion grocery stores. We acquired the Barnett Portfolio through a combination of cash and debt.

On September 9, 2015, we completed our acquisition of Grove Park Shopping Center, a 106,557 square foot shopping center located in Orangeburg, South Carolina ("Grove Park") for a contract price of $6.6 million. Grove Park was 90% leased as of the acquisition date and is anchored by a Bi-Lo grocery store. We acquired Grove Park through a combination of cash and debt.

On September 15, 2015, we completed our acquisition of Parkway Plaza Shopping Center, a 52,365 square foot shopping center and 2.1 acres of adjacent undeveloped land located in Brunswick, Georgia ("Parkway Plaza") for a contract price of $6.1 million. Parkway Plaza was 97% leased as of the acquisition date and is anchored by a Winn Dixie grocery store. We acquired Parkway Plaza through a combination of cash and debt.

On September 30, 2015, we completed our acquisition of Fort Howard Square Shopping Center, a 113,652 square foot shopping center located in Rincon, Georgia ("Fort Howard Square") for a contract price of $11.5 million. Fort Howard Square was 95% leased as of the acquisition date and is anchored by nationally recognized tenants Goodwill and Dollar Tree. We acquired Fort Howard Square through a combination of cash and debt.

On September 30, 2015, we completed our acquisition of Conyers Crossing Shopping Center, a 170,475 square foot shopping center located in Conyers, Georgia ("Conyers Crossing") for a contract price of $10.8 million. Conyers Crossing was 99% leased as of the acquisition date and is anchored by nationally recognized tenants Hobby Lobby and Burlington Coat Factory. We acquired Conyers Crossing through a combination of cash and debt.

Financing Activities

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

On May 29, 2015, we entered into a credit agreement (the "Credit Agreeement") with KeyBank National Association ("KeyBank"). Outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on our consolidated leverage ratio. As of December 31, 2015, we have pledged Lumber River and Chesapeake Square as collateral towards the Credit Agreement with outstanding borrowings of $6,873,750 at an interest rate of 2.79%. The available borrowing capacity of approximately $38.1 million as of December 31, 2015 is available for the Company as long as such amounts are fully collateralized. The amounts available to us under the Credit Agreement that have not been borrowed accrue fees which are paid at a rate of 0.30% on a monthly basis. The Credit Agreement contains certain financial covenants that we must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. We were in compliance with the financial covenants as of December 31, 2015. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2015, we have not incurred an event of default.

On November 24, 2015, we entered into a promissory note for $4,620,000 to refinance the Winslow Plaza loan. The new loan matures on December 1, 2025 with principal due at maturity and bears interest at 4.82%.

Certain debt agreements into which we have entered have covenants with which we must comply. As of December 31, 2015, we believe we are in compliance with the applicable covenants.

New Leases, Leasing Renewals and Expirations

New leases during the year ended December 31, 2015 were comprised of twenty-three deals totaling 45,161 square feet with a weighted average rate of $13.35 per square foot. The commission rate per square foot equated to $1.34.

Renewals during the year ended December 31, 2015 were comprised of sixty-two deals totaling 334,928 square feet with a weighted average increase of $0.64 per square foot, representing an increase of 6.9% over prior rates. The rates on negotiated renewals resulted in a weighted average increase of $1.11 per square foot on forty-one renewals, a $1.48 per square foot decrease on five renewals and no changes on sixteen renewals. Fifteen of these renewals represented options being exercised. We also had a lease assignment for a 4,100 square foot space with all lease terms remaining the same.

Approximately 5.97% of our gross leasable area is subject to leases that expire during the twelve months ending December 31, 2016 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

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

Acquired Properties and Lease Intangibles

We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, tenant relationships and the value of in-place leases. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Such amounts are based on estimates and forecasts which, by their nature, are highly subjective and may result in future changes in the event forecasts are not realized.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the years ended December 31, 2015, 2014 and 2013.

Liquidity and Capital Resources

At December 31, 2015, our consolidated cash and cash equivalents totaled $11.31 million compared to consolidated cash and cash equivalents of $9.97 million at December 31, 2014. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2015 and 2014 are as follows:

	Years Ended December 31,		Period Over Period Change
	2015	2014	$	%
Operating activities	(9,304,298)	(4,441,020)	$(4,863,278)	109.51%
Investing activities	(52,932,252)	(18,161,992)	$(34,770,260)	191.45%
Financing activities	63,572,987	31,417,677	$32,155,310	102.35%

Operating Activities

During the year ended December 31, 2015, our cash flows used in operating activities were $9.30 million, compared to cash flows used in operating activities of $4.44 million during the year ended December 31, 2014. Operating cash flows were primarily impacted by the $7.03 million increase in our consolidated net loss due to the factors discussed in the "Results of Operations" section below, specifically the $4.03 million increase in total corporate general and administrative expenses from continuing operations associated with operating the REIT and acquiring and operating twenty additional properties in 2015. Also impacting operating cash flows was a $3.90 million increase in escrows and required reserves primarily related to the 2015 property acquisitions.

Investing Activities

During the year ended December 31, 2015, our cash flows used in investing activities were $52.93 million, compared to cash flows used in investing activities of $18.16 million during the year ended December 31, 2014. The 2015 amount reflects cash of $62.03 million used to acquire the twenty properties in 2015, compared to cash of $17.64 million used to acquire the fifteen properties in 2014. This increase was partially offset by the $8.71 million received for the sale of Bixby Commons, Harps at Harbor Point and Jenks Reasors, and also by the impact of $0.91 million related to the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre, which are now assets held for sale.

Financing Activities

During the year ended December 31, 2015, our cash flows from financing activities were $63.57 million, compared to $31.42 million of cash flows from financing activities during the year ended December 31, 2014. During the year ended December 31, 2015, we received $83.42 million from the completion of our Series C preferred stock offering in March 2015, compared to $37.24 million received for the Series B preferred stock offerings in April and September 2014. These proceeds were partially offset by dividends and distributions, which increased to $14.19 million in the year ended December 31, 2015 from $5.43 million during the year ended December 31, 2014, primarily resulting from the additional common shares, common units and preferred shares that were either issued during 2015 or 2014.

Mortgage indebtedness activity during the year ended December 31, 2015 included $75.66 million of loans associated with the 2015 acquisitions and borrowings of $6.87 million on the KeyBank line of credit for general corporate purposes. These increases were offset by payoffs of refinancing of a $5.0 million loan that matured during the year, payoffs of the Lumber

River and VantageSouth line of credit, which totaled $4.9 million and the payoff of $4.0 million of senior nonconvertible debt. Debt associated with assets held for sale also decreased $18.43 million due to the sales of Bixby Commons, Harps at Harbor Point and Jenks Reasors. Excluding the net impact of the refinancing transactions and payoffs, principal payments on mortgage indebtedness (including payments on assets held for sale) were approximately $3.18 million during the year ended December 31, 2015, compared to approximately $2.72 million during the year ended December 31, 2014.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2015 and 2014, our debt balances consisted of the following:

	December 31,
	2015	2014
Fixed-rate notes	$182,466,706	$122,296,547
Fixed-rate notes, assets held for sale	1,982,042	19,153,596
Floating-rate line of credit	6,873,750	—
Total debt	$191,322,498	$141,450,143

The increase in total mortgage indebtedness at December 31, 2015 is primarily due to $75.66 million in debt from acquisitions made during 2015 compared to $46.68 million of debt in 2014 related to acquisitions. The weighted average interest rate and term of our fixed-rate debt are 4.71% and 7.60 years, respectively, at December 31, 2015. We have $9.07 million of debt maturing during the year ending December 31, 2016. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

The $9.07 million in debt maturities, ongoing debt service and the $0.21 per share annual targeted dividend represent the most significant factors outside of normal operating activities impacting cash flow over the next year. Our success in refinancing the debt and executing on the acquisition strategy discussed below will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital. Additionally, distributions paid in excess of earnings and profits may represent a return of capital for U.S. federal income tax purposes.

We believe significant opportunities exist in the current commercial real estate environment that will enable us to sufficiently leverage our capital and execute our growth plan. Several factors are contributing to an increased supply in available properties for acquisition, including a significant level of maturities of commercial mortgage backed securities (“CMBS”) debt, strategic shifts by larger REITs to reduce debt levels and exit certain markets, and the negative impact on the real estate industry as a result of the economic downtown experienced in recent years. We believe the public REIT model provides a unique growth vehicle whereby we can either acquire properties through traditional third party acquisitions using a combination of cash generated in the capital markets and debt financing; contributions of properties by third parties in exchange for common units issued by the Operating Partnership; and contributions of existing properties owned by Mr. Wheeler and his affiliates in exchange for common units issued by the Operating Partnership. Additionally, access to public market capital enhances our ability to formulate acquisition structures and terms that better meet our growth strategies.

We envision acquiring properties during the next twelve months, consisting primarily of a blend of traditional acquisitions using equity capital and external financing and property contributions in exchange for common units and debt assumption. Based on our knowledge of the property acquisition markets, there appears to be an ample inventory of properties available to enable us to meet our acquisition goals over the next twelve months, especially as it relates to those in the secondary and tertiary markets where we have historically excelled. Current cap rates in these markets have typically ranged from 8% to 10% and beyond. We believe that acquisitions at these price ranges, assuming a reasonable blend of traditional acquisition strategies and property contributions in exchange for common units and external debt financing, will produce excess cash flow to fund distributions to our stockholders and common unit holders. We intend to aggressively pursue acquisitions that fit these parameters and that will generate sufficient cash flow to support our operating model. We believe our experience and success in acquiring and managing properties since 1999 will enable us to execute on our strategies.

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

On April 1, 2014, we announced that we had entered into a $25 million secured guidance line credit facility with KeyBank National Association. In May 2015, this facility was increased to $45 million. We will be able to utilize this credit facility until May 31, 2018. We expect to use the facility for the acquisition of select grocery-anchored properties located in secondary and tertiary markets throughout the Northeast, Mid-Atlantic, Southeast and Southwest regions of the United States.

Off-Balance Sheet Arrangements

As of December 31, 2015, the KeyBank and VantageSouth lines of credit represent the only significant off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). This ASU changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the Company's operations and financial results. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 was effective prospectively for reporting periods beginning on or after December 15, 2014. We adopted ASU 2014-08 on January 1, 2015 and used its guidance in determining the effect of discontinued operations as disclosed in Note 5.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. We are currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. In August 2015, the FASB issued ASU No. 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not expect the adoption of ASU 2015-03 to materially impact our financial position or results of operations.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." This new guidance requires that the acquirer recognizes adjustments to preliminary acquisition values and account for the cumulative effect of any required adjustments in the period in which they are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a prospective approach for adjustments that occur after the effective date. We do not expect the adoption of ASU 2015-16 to materially impact our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.
Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 9 for the Company’s current lease commitments. We are currently evaluating the impact of ASU 2016-02 on our financial statements.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2015	2014	$/#	%
PROPERTY DATA:
Number of properties owned and leased (1)	42	30	12	40.0%
Aggregate gross leasable area (1)	3,151,358	1,904,146	1,247,212	65.5%
Ending occupancy rate (1)	94.2%	95.6%	—	(1.5)%
FINANCIAL DATA:
Rental revenues	$20,553,870	$11,348,955	$9,204,915	81.11%
Asset management fees	588,990	296,290	292,700	98.79%
Commissions	361,984	158,876	203,108	127.84%
Tenant reimbursements and other income	6,229,361	3,069,972	3,159,389	102.91%
Total Revenue	27,734,205	$14,874,093	12,860,112	86.46%
EXPENSES:
Property operations	8,351,456	4,123,439	4,228,017	102.54%
Non-REIT management and leasing services	1,110,705	—	1,110,705	—%
Depreciation and amortization	16,882,462	7,387,729	9,494,733	128.52%
Provision for credit losses	243,029	60,841	182,188	299.45%
Corporate general & administrative	13,480,089	9,447,010	4,033,079	42.69%
Total Operating Expenses	40,067,741	21,019,019	19,048,722	90.63%
Operating Loss	(12,333,536)	(6,144,926)	(6,188,610)	(100.71)%
Interest expense	(9,043,761)	(5,908,548)	(3,135,213)	(53.06)%
Net Loss from Continuing Operations	(21,377,297)	(12,053,474)	(9,323,823)	(77.35)%
Discontinued Operations
Income (loss) from operations	499,781	307,659	192,122	62.45%
Gain on disposal of properties	2,104,114	—	2,104,114	—%
Net Income from Discontinued Operations	2,603,895	307,659	2,296,236	746.36%
Net Loss	(18,773,402)	(11,745,815)	(7,027,587)	(59.83)%
Net loss attributable to noncontrolling interests	(1,252,723)	(1,195,560)	(57,163)	(4.78)%
Net Loss Attributable to Wheeler REIT	$(17,520,679)	$(10,550,255)	$(6,970,424)	(66.07)%
(1) Excludes Riversedge North that ceased paying rent upon acquiring the Operating Companies.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. Same stores consist of those properties we owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. Same store discontinued operations financial information reflects the activity of the following properties:

•	Harps at Harbor Point

•	Bixby Commons

•	Jenks Reasors

•	Starbucks/Verizon

New store discontinued operations financial information reflects the activity for the following entities:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015)

Same Store and New Store Operating Income

The following table provides same store and new store financial information.

	Year Ended December 31,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$12,783,846	$12,226,001	$13,999,385	$2,192,926	$26,783,231	$14,418,927
Property expenses	3,919,921	3,595,182	4,431,535	528,257	8,351,456	4,123,439
Property Net Operating Income	8,863,925	8,630,819	9,567,850	1,664,669	18,431,775	10,295,488
Asset Management and Commission Revenues	—	—	950,974	455,166	950,974	455,166
Non-REIT management and leasing services	—	—	1,110,705	—	1,110,705	—
Depreciation and amortization	5,428,204	5,903,392	11,454,258	1,484,337	16,882,462	7,387,729
Provision for credit losses	151,997	41,624	91,032	19,217	243,029	60,841
Corporate general & administrative	11,316,307	5,235,451	2,163,782	4,211,559	13,480,089	9,447,010
Total Other Operating Expenses	16,896,508	11,180,467	14,819,777	5,715,113	31,716,285	16,895,580
Interest expense	5,001,840	5,112,038	4,041,921	796,510	9,043,761	5,908,548
Net Loss from Continuing Operations	(13,034,423)	(7,661,686)	(8,342,874)	(4,391,788)	(21,377,297)	(12,053,474)
Discontinued Operations
Income (loss) from operations	505,516	307,659	(5,735)	—	499,781	307,659
Gain on disposal of properties	2,104,114	—	—	—	2,104,114	—
Net Income (Loss) from Discontinued Operations	2,609,630	307,659	(5,735)	—	2,603,895	307,659
Net Loss	$(10,424,793)	$(7,354,027)	$(8,348,609)	$(4,391,788)	$(18,773,402)	$(11,745,815)

Property Revenues

Total same store property revenues for the year ended December 31, 2015 was $12.78 million, compared to $12.23 million for the year ended December 31, 2014. Same store revenues increased primarily due to increases in tenant reimbursements, contractual rent adjustments, positive rent spreads on renewals and increases in occupancy. These increases were offset by Wheeler Interests ceasing to pay rent to Riversedge North due to the internalization of the Operating Companies. Riversedge North contributed $336,000 to property revenues for the year ended December 31, 2014. Excluding the impact of Riversedge North on the 2014 property revenues, same store property revenues increased approximately $894,000 for the year ended December 31, 2015 as compared to the prior period.

The year ended December 31, 2015 represents a full period of operations reported for the thirteen retail acquisitions made in 2014, and partial periods of operations for the twenty acquisitions made in the year ended December 31, 2015. These properties (new stores) contributed $14.00 million in revenues for the year ended December 31, 2015, compared to $2.19 million in revenue for the year ended December 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from expansion opportunities.

Property Expenses

Total same store operating expenses for the year ended December 31, 2015 were $3.92 million, compared to $3.60 million for the year ended December 31, 2014. The increase was primarily due to approximately $139,000 of parking lot repairs, an increase of approximately $84,000 in real estate taxes due to property reassessments of prior acquisitions, and an increase of approximately $42,000 in insurance expense.

There were no significant unusual or non-recurring items included in new store property expenses for the year.

Property Net Operating Income

Total property net operating income was $18.43 million for the year ended December 31, 2015, compared to $10.30 million for the year ended December 31, 2014. The 2015 results represent an increase of $8.14 million over 2014 primarily due to the increases in property revenues discussed above. New stores accounted for the majority of these increases by generating $9.57 million in property net operating income for the year ended December 31, 2015, compared to $1.66 million for the year ended December 31, 2014. The increase in new store property net operating income primarily resulted from the timing of 2014 and 2015 acquisitions. The 2014 acquisitions occurred subsequent to June 30, 2014, while the twenty 2015 acquisitions occurred on or prior to September 30, 2015.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2015 were $16.90 million, representing an increase of $5.72 million over the year ended December 31, 2014. The increase in same store operating expenses resulted from an increase of $6.08 million in general and administrative expenses, primarily relating to additional expenses associated with internalizing the Operating Companies in the fouth quarter of 2014, acquisition costs and capital related costs detailed below. This was offset by a decrease of $0.48 million in depreciation and amortization expense. The decrease in same store depreciation and amortization expense resulted from more assets becoming fully depreciated and amortized.

Total general and administrative expenses for the year ended December 31, 2015 increased by $4.03 million as compared to the 2014 period. Total general and administrative expenses of $13.48 million for the year ended December 31, 2015 included approximately $7.43 million of non-recurring expenses related to acquisitions, capital events, legal expenses, commissions, marketing, professional fees, employee recruitment and other miscellaneous items which are detailed below.

2015
Acquisition costs	$3,871,037
Capital related costs	2,655,474
Perimeter legal accrual	133,282
Commission expenses	115,287
Marketing/promotional	177,630
Professional fees	230,434
Employee recruitment	66,500
Other	180,906
$7,430,550

Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the acquisitions completed in the year ended December 31, 2015 and sourcing and due diligence of potential acquisitions currently in our pipeline. Capital related costs resulted from the March 2015 Series C Preferred Stock offering and subsequent conversion, and the Series A Preferred Stock and Series B Preferred Stock Exchange Offer completed in July 2015. General and administrative expenses for the year ended December 31, 2015 reflect the internalization of the Operating Companies, including approximately $3.43 million of compensation and benefits expenses in 2015 compared to $1.33 million that were incurred for only two months in 2014 and other operating costs resulting from internalizing the Operating Companies.

Interest Expense

Same store interest expense was $5.00 million for the year ended December 31, 2015, which represents a decrease of $0.11 million or 2.16%, as compared to $5.11 million for the year ended December 31, 2014. The decrease primarily resulted from the $3.00 million reduction in senior convertible debt, the repayment of the Lumber River loan and a decline in outstanding debt for same stores. Total interest expense for the year ended December 31, 2015 increased $3.14 million or 53.06% compared to the year ended December 31, 2014, primarily due to the issuance of $75.66 million and $46.68 million of acquisition-related debt in 2015 and 2014, respectively.

Discontinued Operations

Net income from discontinued operations totaled $0.50 million for the year ended December 31, 2015, compared to $0.31 million for the year ended December 31, 2014. The increase in net income is primarily a result of classifying the same store discontinued operation assets as assets held for sale in August 2015, which required us to no longer recognize depreciation and amortization for the remainder of 2015 compared to a full year of depreciation and amortization in 2014, resulting in a decrease of $0.25 million. The increase was also driven by a reduction in interest expense of $0.19 million due to the sales of Harps, Bixby Commons and Jenks Reasors in October 2015, compared to a full year of interest expense in 2014 and $0.13 million of rent from the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre. These amounts were offset by a decrease of $0.39 million in rent due to the sales of the three aforementioned properties in October 2015.

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
Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2015	2014	2015	2014	2015	2014	$	%
Net (loss)	$(10,424,793)	$(7,354,027)	$(8,348,609)	$(4,391,788)	$(18,773,402)	$(11,745,815)	$(7,027,587)	(59.83)%
Depreciation and amortization of real estate assets from continuing operations	5,428,204	5,903,392	11,454,258	1,484,337	16,882,462	7,387,729	9,494,733	128.52%
Depreciation and amortization of real estate assets from discontinued operations	510,818	832,761	69,073	—	579,891	832,761	(252,870)	(30.37)%
Depreciation of real estate assets	5,939,022	6,736,153	11,523,331	1,484,337	17,462,353	8,220,490	9,241,863	112.42%
Gain on sale of discontinued operations	(2,104,114)	—	—	—	(2,104,114)	$—	(2,104,114)	—%
Total FFO	$(6,589,885)	$(617,874)	$3,174,722	$(2,907,451)	$(3,415,163)	$(3,525,325)	$110,162	3.12%

During the year ended December 31, 2015, same store FFO decreased $5.97 million as compared to the year ended December 31, 2014 primarily due to an increase of $6.08 million in same store corporate general and administrative expenses for the year ended December 31, 2015. Total FFO increased by $0.11 million primarily due to a new store property net operating income increase of $7.90 million and a new store corporate general and administrative expense decrease of $2.05 million. This is offset by an increase in new store interest expense of $3.25 million, the impact of new store Non-REIT management and leasing services and the above same store explanation. The change in interest expense and corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above.

We believe the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense and non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.
Total AFFO for the years ended December 31, 2015 and 2014 is shown in the table below:

	Years Ended December 31,
	2015	2014 (1)
Total FFO	$(3,415,163)	$(3,525,325)
Preferred stock dividends	(13,627,532)	(2,718,257)
Preferred stock accretion adjustments	8,925,221	379,584
FFO available to common shareholders and common unitholders	(8,117,474)	(5,863,998)
Acquisition costs	3,871,037	3,787,900
Capital related costs	2,655,474	—
Other non-recurring expenses	770,757	—
Share-based compensation	547,000	456,988
Straight-line rent	(270,873)	(247,220)
Loan cost amortization	1,300,901	787,228
Above/below market lease amortization	616,665	85,808
Perimeter legal accrual	133,282	—
Tenant improvement reserves	(302,600)	(194,400)
Recurring capital expenditures	(355,900)	(239,200)
AFFO	$848,269	$(1,426,894)
(1)    We adjusted the previously reported 2014 AFFO to be consistent with the 2015 AFFO presentation, primarily as it relates to the treatment of preferred stock accretion adjustments, straight-line rent, tenant improvement reserves and capital expenditures.

Preferred stock dividends for the year ended December 31, 2015 include approximately $1.98 million of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. The Series C Preferred Stock adjustment represents the majority of the total since the related offering costs were amortized until June 11, 2015, when we closed on the Series C Preferred Stock conversion.

The capital related costs primarily related to the Series C Preferred Stock conversion and Series A Preferred Stock and Series B Preferred Stock tender offer, which were not incurred in 2014. Other non-recurring expenses primarily relate to those costs that are related to specific items that we do not anticipate incurring on a going forward basis. These amounts were considered immaterial for 2014 so we did not factor them into AFFO. The Perimeter legal matter was settled in November 2015 so we will not incur these expenses going forward.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2014	2013	$/#	%
PROPERTY DATA:
Number of properties owned and operated	30	22	8	36.36%
Aggregate gross leasable area	1,904,146	1,284,022	620,124	48.30%
Ending occupancy rate	95.6%	94.0%	—	1.70%
FINANCIAL DATA:
Rental revenues	$11,348,955	$6,078,172	$5,270,783	86.72%
Asset management fees	296,290	—	296,290	—%
Commissions	158,876	—	158,876	—%
Tenant reimbursements and other income	3,069,972	1,533,189	1,536,783	100.23%
Total Revenue	14,874,093	7,611,361	7,262,732	95.42%
EXPENSES:
Property operations	4,123,439	1,658,405	2,465,034	148.64%
Non-REIT management and leasing services	—	—	—	—%
Depreciation and amortization	7,387,729	3,002,201	4,385,528	146.08%
Provision for credit losses	60,841	106,828	(45,987)	(43.05)%
Corporate general & administrative	9,447,010	4,594,539	4,852,471	105.61%
Total Operating Expenses	21,019,019	9,361,973	11,657,046	124.51%
Operating Loss	(6,144,926)	(1,750,612)	(4,394,314)	(251.02)%
Interest expense	(5,908,548)	(2,107,303)	(3,801,245)	(180.38)%
Net Loss from Continuing Operations	(12,053,474)	(3,857,915)	(8,195,559)	(212.43)%
Net Income (Loss) from Discontinued Operations	307,659	(517,311)	824,970	159.47%
Net Loss	(11,745,815)	(4,375,226)	(7,370,589)	(168.46)%
Net loss attributable to noncontrolling interests	(1,195,560)	(714,972)	(480,588)	(67.22)%
Net Loss Attributable to Wheeler REIT	$(10,550,255)	$(3,660,254)	$(6,890,001)	(188.24)%

Same Store and New Store Operating Income

The following table provides same store and new store financial information. Same stores consist of those properties we owned during all periods presented in their entirety. Same store discontinued operations financial information reflects the activity of Harps at Harbor Point, which was acquired on December 14, 2012.

New store discontinued operations financial information reflects the activities of the following properties:

•	Bixby Commons (acquired June 11, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

Same Store and New Store Operating Income

The following table provides same store and new store financial information:

	Year Ended December 31,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$6,030,215	$6,175,376	$8,388,712	$1,435,985	$14,418,927	$7,611,361
Property expenses	1,343,057	1,264,790	2,780,382	393,615	4,123,439	1,658,405
Property Net Operating Income	4,687,158	4,910,586	5,608,330	1,042,370	10,295,488	5,952,956
Asset Management and Commission Revenues	—	—	455,166	—	455,166	—
Depreciation and amortization	1,849,776	2,498,477	5,537,953	503,724	7,387,729	3,002,201
Provision for credit losses	(25,332)	106,828	86,173	—	60,841	106,828
Corporate general & administrative	5,049,414	3,122,880	4,397,596	1,471,659	9,447,010	4,594,539
Total Other Operating Expenses	6,873,858	5,728,185	10,021,722	1,975,383	16,895,580	7,703,568
Interest expense	3,027,354	1,733,680	2,881,194	373,623	5,908,548	2,107,303
Net Loss from Continuing Operations	(5,214,054)	(2,551,279)	(6,839,420)	(1,306,636)	(12,053,474)	(3,857,915)
Net Income (Loss) from Discontinued Operations	32,884	24,688	274,775	(541,999)	307,659	(517,311)
Net Loss	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)

Property Revenues

Total same store property revenues for the year ended December 31, 2014 were $6.03 million, compared to $6.18 million for the year ended December 31, 2013, representing a decrease of $0.15 million, or 2.35%. The decrease in same store revenues primarily resulted from Riversedge not paying rent and tenant reimbursements during November and December 2014 due to the internalization of the Operating Companies, and a reduction in amortization of below market leases. Seven of the centers representing same stores are 100% leased and two are in excess of 95% leased, resulting in nominal fluctuations in revenues at these centers.

The year ended December 31, 2014 represents a partial year of operations for the twelve acquisitions made in 2014. The 2014 and 2013 acquisitions contributed $8.39 million in revenues for the year ended December 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

Property Expenses

Total same store operating expenses for the year ended December 31, 2014 were $1.34 million, compared to $1.26 million for the year ended December 31, 2013, respectively. The increase was primarily due to increases in repairs and maintenance and utility expenses which typically fluctuate from period to period depending on timing and weather.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2014 were $6.87 million, representing an increase of $1.15 million over the year ended December 31, 2013. The increase is primarily associated with professional fees and other expenses as a result of being a publicly traded company, property acquisitions and legal matters, and two months of operating expenses resulting from internalizing the Operating Companies during October 2014. The expenses related to being a publicly traded company primarily consisted of costs associated with legal, audit, tax, Board of Directors fees, directors’ and officers’ insurance, investor relations, REIT management fees and consulting fees.

Total acquisition expenses for same and new stores were $3.79 million, which included $2.7 million in acquisition fees, and approximately $879,000 for legal, accounting and other professional costs associated with these acquisitions. This compares to $2.18 million of acquisition related costs incurred during 2013.

Same store depreciation and amortization expense for the year ended December 31, 2014 decreased $0.65 million, or 25.96%, resulting from more assets becoming fully depreciated and amortized.

Interest Expense

Same store interest expense increased $1.29 million or 74.62% for the year ended December 31, 2014, compared to $1.73 million for the year ended December 31, 2013. The increase primarily resulted from interest of approximately $1.08 million on the $12.16 million of senior convertible and non-convertible notes issued in December 2013 and January 2014. Total interest expense for the year ended December 31, 2014 increased $3.80 million or 180.38% compared to the year ended December 31, 2013, primarily due to the $46.7 million increase in debt resulting from the acquisitions made in 2014.

Discontinued Operations

Net income from discontinued operations totaled $0.31 million for the year ended December 31, 2014, compared to a net loss of $0.52 million for the year ended December 31, 2013. The loss for the year ended December 31, 2013 primarily resulted from the acquisition expenses, depreciation and amortization recognized on these properties coupled with a partial year of revenue. The net income in 2014 reflects a full year of operations for these properties.

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2014	2013	2014	2013	2014	2013	$	%
Net income (loss)	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)	$(7,370,589)	(168.46)%
Depreciation and amortization of real estate assets from continuing operations	1,849,776	2,498,477	5,537,953	503,724	7,387,729	3,002,201	4,385,528	146.08%
Depreciation and amortization of real estate assets from discontinued operations	123,236	185,104	709,525	279,652	832,761	464,756	368,005	79.18%
Depreciation of real estate assets	1,973,012	2,683,581	6,247,478	783,376	8,220,490	3,466,957	4,753,533	137.11%
Total FFO	$(3,208,158)	$156,990	$(317,167)	$(1,065,259)	$(3,525,325)	$(908,269)	$(2,617,056)	(288.14)%

During the year ended December 31, 2014, same store FFO decreased $3.37 million as compared to the year ended December 31, 2013, primarily due to an increase of $1.93 million in same store corporate general and administrative expenses for the year ended December 31, 2014. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition related costs and certain non-cash items, total FFO for the years ended December 31, 2014 and December 31, 2013 would have been approximately $(1.43) million and $0.65 million, respectively, as shown in the table below.

We believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses AFFO, which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

	Years Ended December 31,
	2014	2013 (1)
Total FFO	$(3,525,325)	$(908,269)
Preferred stock dividends	(2,718,257)	(141,418)
Preferred stock accretion adjustments	379,584	—
Total FFO available to common shareholders and common unitholders	(5,863,998)	(1,049,687)
Acquisition costs	3,787,900	2,179,000
Share-based compensation	456,988	—
Straight-line rent	(247,220)	(33,822)
Loan cost amortization	787,228	185,103
Above/below market lease amortization	85,808	(658,245)
Perimeter legal accrual	—	267,000
Tenant improvement reserves	(194,400)	(109,600)
Recurring capital expenditures	(239,200)	(131,600)
AFFO	$(1,426,894)	$648,149
(1)    We adjusted the previously reported 2013 AFFO to be consistent with the 2014 AFFO presentation, primarily as it relates to the treatment of preferred stock accretion adjustments, straight-line rent, tenant improvement reserves and capital expenditures.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively.

	For the Years Ended December 31,		Period over Period Changes
	2013	2012	$/#	%
PROPERTY DATA:
Number of properties owned and operated	22	11	11	100.00%
Aggregate gross leasable area	1,284,022	470,350	813,672	172.99%
Ending occupancy rate	94.0%	94.3%	(0.3)%	(0.32)%
FINANCIAL DATA:
Rental revenues	$6,078,172	$1,946,702	$4,131,470	212.23%
Tenant reimbursements and other income	1,533,189	470,298	1,062,891	226.00%
Total Revenue	7,611,361	2,417,000	5,194,361	214.91%
EXPENSES:
Property operations	1,658,405	519,220	1,139,185	219.40%
Depreciation and amortization	3,002,201	811,958	2,190,243	269.75%
Provision for credit losses	106,828	25,000	81,828	327.31%
Corporate general & administrative	4,594,539	1,305,337	3,289,202	251.98%
Total Operating Expenses	9,361,973	2,661,515	6,700,458	251.75%
Operating Loss	(1,750,612)	(244,515)	(1,506,097)	(615.95)%
Interest expense	(2,107,303)	(960,957)	(1,146,346)	(119.29)%
Net Loss from Continuing Operations	(3,857,915)	(1,205,472)	(2,652,443)	(220.03)%
Net Loss from Discontinued Operations	(517,311)	(185)	(517,126)	(279,527.57)%
Net Loss	(4,375,226)	(1,205,657)	(3,169,569)	(262.89)%
Net loss attributable to noncontrolling interests	(714,972)	(43,880)	(671,092)	(1,529.38)%
Net Loss Attributable to Wheeler REIT	$(3,660,254)	$(1,161,777)	$(2,498,477)	(215.06)%

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

New store discontinued operations financial information reflects the activity of the following properties:

•	Harps at Harbor Point (acquired December 14, 2012)

•	Bixby Commons (acquired June 11, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

Same Store and New Store Operating Income

The following table provides same store and new store financial information:

	Year Ended December 31,
	Same Store		New Store		Total
	2013	2012	2013	2012	2013	2012
Property revenues	$1,988,710	$2,008,460	$5,622,651	$408,540	$7,611,361	$2,417,000
Property expenses	419,101	425,660	1,239,304	93,560	1,658,405	519,220
Property Net Operating Income	1,569,609	1,582,800	4,383,347	314,980	5,952,956	1,897,780
Depreciation and amortization	488,975	653,215	2,513,226	158,743	3,002,201	811,958
Provision for credit losses	3,526	—	103,302	25,000	106,828	25,000
Corporate general & administrative	2,599,248	1,267,517	1,995,291	37,820	4,594,539	1,305,337
Total Other Operating Expenses	3,091,749	1,920,732	4,611,819	221,563	7,703,568	2,142,295
Interest expense	733,600	805,068	1,373,703	155,889	2,107,303	960,957
Net Loss from Continuing Operations	(2,255,740)	(1,143,000)	(1,602,175)	(62,472)	(3,857,915)	(1,205,472)
Net Income (Loss) from Discontinued Operations	—	—	(517,311)	(185)	(517,311)	(185)
Net Loss	$(2,255,740)	$(1,143,000)	$(2,119,486)	$(62,657)	$(4,375,226)	$(1,205,657)

Property Revenues

Total same store property revenues for the year ended December 31, 2013 were $1.99 million, compared to $2.01 million for the year ended December 31, 2012, representing a decrease of $19,750, or 0.98%. Same store revenues fluctuated primarily due to the amount and timing of prior year tenant reimbursement reconciliation adjustments, contractual rent adjustments, and a nominal reduction in occupancy due to a 1,286 square foot vacancy arising at one of our centers. Four of the five centers representing same stores are 100% leased and the fifth center is 94.48% leased, resulting in nominal fluctuations in revenues at these centers.

The year ended December 31, 2013 represents a full year of operations reported for the properties acquired as part of our November 2012 formation and those acquired during December 2012, and a partial year of operations for the twelve acquisitions made in 2013. The 2013 acquisitions contributed $5.6 million in revenues for the year ended December 31, 2013. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

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

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2013 were $3.09 million, representing an increase of $1.17 million over the year ended December 31, 2012. The increase is primarily associated with increases in professional fees and other expenses as a result of being a publicly traded company, property acquisitions and legal matters. The expenses related to being a publicly traded company primarily consisted of costs associated with legal, audit, tax, Board of Directors fees, directors’ and officers’ insurance, investor relations, REIT management fees and consulting fees.

Total acquisition expenses for same and new stores were approximately $2,179,000. Additionally, we accrued approximately $267,000 in legal costs for the Perimeter case (discussed in Part I, Item 3, Legal Proceedings).

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

Discontinued Operations

Net loss from discontinued operations totaled $0.52 million for the year ended December 31, 2013, compared to a net loss of $185 for the year ended December 31, 2012. The loss for both years primarily resulted from the acquisition expenses, depreciation and amortization recognized on these properties coupled with a partial year of revenue. Harps at Harbor Point was the only property acquired in 2012, while Bixby Commons, Jenks Reasors and Starbucks/Verizon were acquired in the latter half of 2013.

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2013	2012	2013	2012	2013	2012	$	%
Net income (loss)	$(2,255,740)	$(1,143,000)	$(2,119,486)	$(62,657)	$(4,375,226)	$(1,205,657)	$(3,169,569)	(262.89)%
Depreciation and amortization of real estate assets from continuing operations	488,975	653,215	2,513,226	158,743	3,002,201	811,958	2,190,243	269.75%
Depreciation and amortization of real estate assets from discontinued operations	—	—	464,756	10,194	464,756	10,194	454,562	4,459.11%
Depreciation of real estate assets	488,975	653,215	2,977,982	168,937	3,466,957	822,152	2,644,805	321.69%
Total FFO	$(1,766,765)	$(489,785)	$858,496	$106,280	$(908,269)	$(383,505)	$(524,764)	(136.83)%

During the year ended December 31, 2013, same store FFO decreased $1.28 million as compared to the year ended December 31, 2012, primarily due to an increase of $1.33 million in same store corporate general and administrative expenses for the year ended December 31, 2013. The increase in corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above. Excluding the impact of acquisition and legal related costs, total FFO for the years ended December 31, 2013 and December 31, 2012 would have been approximately $0.65 million and $(0.40) million, respectively, as shown in the table below.

We believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses AFFO, which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified

FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

	Years Ended December 31,
	2013	2012 (1)
Total FFO	$(908,269)	$(383,505)
Preferred stock dividends	(141,418)	—
Total FFO available to common shareholders and common unitholders	(1,049,687)	(383,505)
Acquisition costs	2,179,000	—
Straight-line rent	(33,822)	(32,922)
Loan cost amortization	185,103	52,817
Above/below market lease amortization	(658,245)	(41,256)
Perimeter legal accrual	267,000	—
Tenant improvement reserves	(109,600)	—
Recurring capital expenditures	(131,600)	—
AFFO	$648,149	$(404,866)
(1)    We adjusted the previously reported 2012 AFFO to be consistent with the 2013 AFFO presentation, primarily as it relates to the treatment of straight-line rent, loan cost amortization and above/below market lease amortization.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 58 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2015 (the end of the period covered by this Annual Report).

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2015, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2015 were effective.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Directors and Executive Officers

Our board of directors consists of nine members, including a majority of directors who are independent within the meaning of the listing standards of the NASDAQ Capital Market. Pursuant to our charter, each of our directors will be elected by our stockholders to serve until the next annual meeting of our stockholders and until his or her successor is duly elected and qualifies. Subject to rights pursuant to any employment agreements, officers serve at the pleasure of our board of directors.

The following table sets forth certain information concerning our directors, executive officers and certain other officers:

Name	Age	Position
Jon S. Wheeler	55	Chairman, Chief Executive Officer and Director
Wilkes J. Graham	39	Chief Financial Officer
Steven M. Belote	50	Chief Operating Officer
Robin Hanisch	58	Secretary
Matthew T. Reddy	33	Chief Accounting Officer
Jeffrey B. Parker	46	Director of Leasing
Kurt R. Harrington (1)	63	Director
David Kelly	51	Director
William W. King (1)	76	Director
Stewart J. Brown (1)	68	Director
John McAuliffe (1)	66	Director
Carl B. McGowan, Jr. (1)	68	Director
Ann McKinney	67	Director
Jeffrey Zwerdling (1)	71	Director
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

Wilkes J. Graham has served as our Chief Financial Officer (CFO) since January 2016. As CFO, Mr. Graham oversees corporate finance, accounting, investor relations and capital and financing strategies for the Company.  Prior to joining Wheeler, Mr. Graham spent 16 years in the real estate financial services industry.  Since 2010 Mr. Graham worked with Compass Point Research & Trading, LLC (“Compass Point”), an independent, full-service investment firm focused exclusively on the financial services sector, where he served as Director of Research and as a Senior Sell-Side Equity Research Analyst.  As the firm’s Real Estate Analyst, Mr. Graham’s primary responsibilities included performing proprietary financial analysis in which he forecasted earnings and predicted the stock performance of over 30 publicly traded REITs, real estate operating companies and homebuilders. As Director of Research, Mr. Graham managed and oversaw the strategic direction of the firm’s research department. From 2001-2009, Mr. Graham worked as a Vice President and a Senior Sell-Side Analyst focused on the real estate sector at FBR Capital Markets & Co. (“FBR”) (NASDAQ:FBRC), a full-service investment bank that offers equity and fixed income research services to institutional investors. From 1999-2001, he worked as a Research Associate covering REITs for Raymond James & Associates, a leading diversified financial services company located in St. Petersburg, Florida. Mr. Graham received his Bachelors of Science in Business Administration and his Master of Business Administration from the University of North Carolina’s Kenan-Flagler Business School.

Steven M. Belote has served as our Chief Operating Officer (COO) since January 2016. Mr. Belote previously served as our CFO from August 2011 to January 2016. After receiving a Bachelor’s of Science Degree in Accounting from Virginia Tech, he spent seven years working in Washington, DC with BDO Seidman, LLP, a large international public accounting and consulting firm. In June 1995, he joined Shore Bank as their CFO, subsequently playing a significant role in taking the bank public in 1997. Mr. Belote served as CFO for the bank’s publicly-traded bank holding company, Shore Financial Corporation, until the company was purchased in June 2008. Mr. Belote continued as the bank’s CFO until becoming its president in June 2009; a role he held until December 2010. Mr. Belote has been affiliated with and held various roles in many organizations, including: the Melfa Rotary Club from 2006-2010, serving as the club’s president from 2008-2009; the Eastern Shore of Virginia Chamber of Commerce Board of Directors from 2004-2010, serving as treasurer from 2009-2010; the Eastern Shore of Virginia United Way from 2000-2008, serving as campaign chair during 2000 and serving on the board of directors from 2001-2008, including the role of president from 2004-2006; the Virginia Bankers Association CFO Committee from 1999-2009, serving as chair from 2003-2006; a member of the Maryland Financial Bank advisory board from 2005-present; and as a member of the Bay Beyond, Inc. (Blue Crab Bay Co.) advisory board from 1997 through 2005, among others. Mr. Belote is a Certified Public Accountant.

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

Matthew T. Reddy has served as our Chief Accounting Officer since June 2015. Prior to joining the Company, Mr. Reddy worked at Liberty Tax, Inc. ("Liberty"), where he served as Assistant Vice President of Online Products from 2014 to 2015, where his responsibilities included coordination and leadership of Liberty's online tax business. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. His primary responsibilities in these positions included overseeing corporate forecasting, assisting in the planning and analysis of business and financial strategies, and managing Liberty's accounting team. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor. Mr. Reddy is a Certified Public Accountant and holds a degree in accounting from James Madison University.

Kurt R. Harrington has served as a director of our company since 2015. Mr. Harrington was recently the Executive Vice President, Chief Financial Officer and Treasurer, of Arlington Asset Investment Corp. (NYSE: AI), a position he had held since January 2000. Mr. Harrington was also the Executive Vice President, Chief Financial Officer and Treasurer of FBR & Co. between January 2000 and February 2008 and served as Chief Financial Officer and Treasurer of FBR Asset Investment Corporation from September 1999 to March 2003. Mr. Harrington joined Arlington Asset Investment Corp. as Vice President of Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly-traded, closed-end venture capital company. From 1980 to 1990, Mr. Harrington served in a number of senior financial accounting, reporting and business planning positions at MCI Communications Corporation and Marriott Corporation, in Washington, D.C. He began his career with the public accounting firms of Meahl, McNamara & Co., Boston, Massachusetts and later, PricewaterhouseCoopers LLP, Washington, D.C. Mr. Harrington received his Certified Public Accountant certification in 1978. Mr. Harrington is the treasurer and a trustee of Nichols College. Mr. Harrington was selected as a director because of his years of management and public company experience.

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

Stewart J. Brown has served as a director since 2015. Mr. Brown has over 45 years of financial and organizational management experience in executive management positions within the real estate, banking, and finance industries, most recently as Chairman of the Credit/Risk Committee for Community and Southern Bank and is a member of the board’s Joint Audit Committee. Mr. Brown has also served as the past Chairman of the Board of Lodgian, Inc. of Atlanta and Opportunity Bank of Dallas. Mr. Brown also served for over 32 years as an officer in the US Army in a variety of assignments. Mr. Brown received his Bachelor’s degree in Political Science and Economics from UC Santa Barbara and has an MBA from NYU’s Leonard N. Stern’s School of Business. Mr. Brown was chosen as a director because of his leadership and organizational development expertise.

John McAuliffe has served as a director since 2015. Mr. McAuliffe previously served as a director from November 2012 until April 2013. Mr. McAuliffe has over 36 years of experience in the financial services industry. Presently, Mr. McAuliffe serves as a Lead Investment Banker with Newbridge Securities Corporation, a full-service securities brokerage and investment banking firm. Prior to joining Newbridge Securities Corporation in 2005, Mr. McAuliffe ran his own consulting firm which provided advisory and structural development services to the management of small to medium sized publicly traded companies. Throughout his career, Mr. McAuliffe has participated in excess of over 200 capital raises and has been involved in all aspects of the capital formation process serving in a variety of positions ranging from institutional salesman to the Managing Director of an investment banking firm. Mr. McAuliffe received his Bachelor of Science degree in political science and economics from State University of New York at Brockport. Mr. McAuliffe was chosen as a director because of his leadership and investment banking experience.

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

Ann L. McKinney has served as a director of our company since 2011. Ms. McKinney was appointed President and Principal Broker of Wheeler Real Estate Company upon its formation in March, 2000. First licensed in 1974, Ms. McKinney has held Real Estate Broker’s licenses in Virginia, North Carolina, South Carolina, Florida, Mississippi, Alabama, Oklahoma and Tennessee. Her responsibilities with Wheeler Real Estate Company include dispositions, marketing and public relations, and the management of all real estate licenses. Ms. McKinney was chosen as a director because of her leadership and management expertise.

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

Corporate Governance Profile

Our board consists of nine directors, six of whom are independent as determined in accordance with the listing standards established by the NASDAQ Capital Market, and our board makes an affirmative determination as to the independence of each of our directors on an annual basis. We have adopted a code of business ethics and corporate governance principles.

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

Board Meetings During Fiscal 2015

The Board met eight times during fiscal year 2015.  No directors attended fewer than 75% of the meetings of the aggregate of : (i) The total number of meetings of the Board (held during the period for which he or she has been a director); and (ii) the total number of meetings held by all committees of the Board on which he or she served (during the periods that he or she served). Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he or she is a member.

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

Audit Committee

Our Audit Committee consists of three of our independent directors: Carl B. McGowan, Jr., William W. King and Kurt R. Harrington. Dr. McGowan, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NASDAQ Capital Market corporate governance requirements. In addition, each of the audit committee members is “financially sophisticated” as that term is defined by the NASDAQ Capital Market corporate governance requirements. The Audit Committee has adopted a charter which details the principal functions of the audit committee, including oversight related to:

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

The Audit Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee also prepares the audit committee report required by SEC regulations to be included in our annual proxy statement. The Audit Committee met six times in 2015.

Compensation Committee

Our Compensation Committee consists of three of our independent directors: Stewart J. Brown, William W. King and Jeffrey Zwerdling. The Compensation Committee has adopted a charter which details the principal functions of the compensation committee, including:

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

Mr. King has been designated as chair of the Compensation Committee and Mr. Brown and Mr. Zwerdling have been appointed as members of the Compensation Committee. The Compensation Committee met five times in 2015.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of three of our independent directors: Stewart J. Brown, William W. King and Kurt R. Harrington. The Nominating and Corporate Governance Committee has adopted a committee charter which details the principal functions of the nominating and corporate governance committee, including:

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

In identifying and recommending nominees for directors, the nominating and corporate governance committee may consider diversity of relevant experience, expertise and background. Mr. Brown has been designated as chair of this committee. The Nominating and Corporate Governance Committee met twice in 2015.

Investment Committee

Our Investment Committee consists of three independent directors: Carl B. McGowan, Jr., Stewart J. Brown, and Jeffrey Zwerdling. The Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. In addition, the Investment Committee makes recommendations to the Board regarding the potential real estate acquisitions and investments. The Investment Committee has not adopted a charter. All of the members of the Investment Committee are independent within the meaning of the listing standards of the NASDAQ Capital Market and the Company’s Corporate Governance Principles. The Investment Committee met three times in 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2013 and 2012 our officers, directors, and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements, except a late Form 4 was filed for Jon Wheeler on June 22, 2015 reporting the purchase of 2,000 shares of common stock that occurred on June 17, 2015. Further, our former Senior Vice President of Operations, Victoria Paul, filed a late Form 3 on June 25, 2015, which was due on January 10, 2015 to report that she owned 1,124 shares of common stock. In addition, our former Senior Vice President of Business Development, George Fox, filed a late Form 3 on June 25, 2015, which was due on June 10, 2015, to report that he owned 15,617 shares of common stock. Lastly, our Director of Leasing, Jeffrey Parker, filed a late Form 3 on June 22, 2015, which was due on January 10, 2015, to report that he owned 232 shares of common stock.

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

Item 11.    Executive Compensation.

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

2015 Long-Term Incentive Plan

Pursuant to our 2015 Long-Term Incentive Plan, we may award incentives covering an aggregate of 1,000,000 shares of our common stock. As of March 8, 2016, we have issued 242,892 shares under the plan to employees, directors and outside contractors for services provided.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of a board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

Compensation Tables

Summary Compensation Table

Our executive officers are compensated by our Administrative Service Company. The table below only shows compensation received by our Chief Executive Officer and Chief Financial Officer in 2013, 2014 and 2015. No other officers received compensation in excess of $100,000 in any year.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation (1)	Total ($)
Jon S. Wheeler	2015	493,269	—	26,259	—	—	18,000	537,528
Principal Executive Officer	2014	298,077	—	10,000	—	—	11,923	320,000
	2013	225,000	—	—	—	—	—	225,000
Steven M. Belote	2015	275,192	—	25,980	—	—	11,222	312,394
Chief Financial Officer (2)	2014	185,923	—	18,096	—	—	—	204,019
	2013	144,000	—	—	—	—	—	144,000
David Kelly	2015	181,731	269,375	19,603	—	—	13,867	484,576
Senior VP/Acquisitions	2014	107,952	—	1,865	—	—	—	109,817
	2013	—	—	—	—	—	—	—
(1)    Company's match on the 401(k) plan.
(2)    Mr. Belote held this position until Jaunary 2016, when he was appointed Chief Operating Officer.

Director Compensation
Directors who are officers of our company do not receive any compensation for their services. Directors are entitled to receive $15,000 per year for serving as directors and may receive stock grants from our company. We reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. The following table summarizes directors’ compensation for 2015:

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Stewart J. Brown (1)	$6,250	$—	6,250
Christopher J. Ettel (2)	8,750	20,000	28,750
Kurt R. Harrington (3)	7,500	—	7,500
Warren D. Harris (4)	7,500	20,000	27,500
David Kelly	15,000	20,000	35,000
William W. King	15,000	20,000	35,000
John McAuliffe (5)	1,250	—	1,250
Carl B. McGowan, Jr.	15,000	20,000	35,000
Ann L. McKinney	15,000	20,000	35,000
Jeffrey M. Zwerdling	15,000	20,000	35,000

(1)	Began serving as a director during August 2015.

(2)	Served as a director until August 2015.

(3)	Began serving as a director during June 2015.

(4)	Served as a director until June 2015.

(5)	Began serving as a director in December 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following tables set forth certain information regarding the beneficial ownership of shares of our common stock and shares of common stock into which common units are exchangeable for (1) each person who is the beneficial owner of 5% or more of our outstanding common stock, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. Each person or entity named in the tables has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the tables. The extent to which a person will hold shares of common stock as opposed to units is set forth in the footnotes below.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of this filing or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As of March 8, 2016, we had 147 stockholders of record. This number excludes our common shares owned by shareholders holding under nominee security position listings.

Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Suite 200, Virginia Beach, Virginia 23452.

	Number of Shares and Common Units Beneficially Owned		Percentage of All Shares(1)	Percentage of All Shares and Common Units(2)
Jon S. Wheeler	2,712,441	(3)	4.09%	3.81%
Steven M. Belote	21,181		*	*
Robin Hanisch	24,094	(4)	*	*
Carl B. McGowan, Jr.	15,571		*	*
Ann L. McKinney	50,866	(5)	*	*
Christopher J. Ettel	12,403		*	*
David Kelly	17,968		*	*
William W. King	13,171		*	*
Jeff Zwerdling	349,271	(6)	*	*
Warren D. Harris	9,415		*	*
Kurt R. Harrington	20,000		*	*
All directors, director nominees and executive officers as a group (12 persons)	3,246,381	(7)	4.90%	4.56%

*	Less than 1.0%

(1)
Based upon 66,259,673 shares of common stock outstanding on March 8, 2016. In addition, amounts for individuals assume that all Series B convertible preferred stock held by the individual are converted into common stock and all warrants held by the person are exercised.

(2)
Based upon 66,259,673 shares of our common stock and 4,863,019 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on March 8, 2016, subject to certain lock-up agreements.

(3)	Includes 761,723 shares of common stock and 1,950,718 common units, of which 660,000 and 1,585,865 common shares and common units, respectively, have been pledged as security.

(4)	Includes 20,849 shares of common stock and 3,245 common units.

(5)	Includes 26,840 shares of common stock and 24,026 common units.

(6)
Includes 262,471 shares of common stock, 14,000 shares of Series B convertible preferred stock convertible into 70,000 shares of common stock and 16,800 warrants to purchase 16,800 shares of common stock.

(7)	Includes 1,161,592 shares of common stock and 1,977,989 common units.

Based upon our records and the information reported in filing with the SEC, the following were beneficial owners of more than 5% of our shares as of March 8, 2016.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Our Outstanding Shares (1)	Percentage of Our Outstanding Shares and Common Units (2)
Bulldog Investors (3) Park 80 West - Plaza Two 250 Pehle Ave. Suite 708 Saddle Brook, NJ 07663	4,298,173	6.49%	6.04%
LDR Capital Management, LLC (4) 444 Madison Ave., 34th Floor New York, NY 10022	4,044,221	6.10%	5.69%
EJF Capital, LLC (5) 2107 Wilson Boulevard, Suite 410 Arlington, VA 22201	3,455,000	5.21%	4.86%
Corbin Capital Partners, L.P. (6) 590 Madison Avenue New York, NY 10022	3,374,225	5.09%	4.74%
Westport Capital Partners, LLC (7) 40 Danbury Road Wilton, CT 06897	6,250,000	9.43%	8.79%
Total of 5% or more shareholders as a group (4 entities)	21,421,619	32.33%	30.12%

(1)	Based upon 66,259,673 shares of common stock outstanding on March 8, 2016.

(2)
Based upon 66,259,673 shares of our common stock and 4,863,019 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on March 8, 2016, subject to certain lock-up agreements.

(3)
Based solely upon the Schedule 13D filed with the SEC by the beneficial owner on July 27, 2015 reporting beneficial ownership as of July 27, 2015. Bulldog Investors, LLC possesses sole voting and dispositive power over 2,353,574 shares and shared dispositive and voting power over 1,944,599 shares.

(4)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2016 reporting beneficial ownership as of December 31, 2015. LDR Capital Management possesses shared voting and dispositive power over 4,044,221 shares. In addition, based solely upon the Schedule 13G, Lawrence Raiman is the sole manager, President and Chief Executive Officer of LDR and therefore may be deemed to have beneficial ownership over the shares.

(5)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2016 reporting beneficial ownership as of December 31, 2015. EJF Capital, LLC possesses shared voting and dispositive power over 3,455,000 shares. In addition, based solely upon the Schedule 13G filed with the SEC, Emanuel Friedman may be deemed to have beneficial ownership over the shares.

(6)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2016 reporting beneficial ownership as of December 31, 2015. Corbin Capital Partners Group, L.P. possesses shared voting and dispositive power over 3,374,225 shares. In addition, based solely upon the Schedule 13G, Corbin Capital Partners, L.P. and Fort George Investments, LLC may be deemed to have beneficial ownership over the shares.

(7)
Based solely upon the Schedule 13D filed with the SEC by the beneficial owner on June 15, 2015 reporting beneficial ownership as of June 15, 2015. Westport Capital Partners, LLC possesses shared voting and dispositive power over 6,250,000 shares. In addition, based solely upon the Schedule 13D, Russel Bernard, Sean Armstrong, Wm. Gregory Geiger, Jordan Socaransky and Marc Porosoff are members of the investment committee of Westport Capital Partners, LLC and may be deemed to have beneficial ownership over the shares. The 6,250,000 shares include 2,925,000 shares held by the record owner WCP Real Estate Fund IV, L.P.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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

2015 Long-Term Incentive Plan

We adopted our 2015 Incentive Plan in June 2015. Such plan authorized the issuance of up to 1,000,000 shares of our common stock. As of March 8, 2016, we have issued 242,892 shares under the plan to employees, directors and outside contractors for services provided. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan ("Stock Incentive Plan").
During the year ended December 31, 2015, we also issued 77,260 shares under the Stock Incentive Plan. The total of 320,152 shares were issued to the officers, directors, employees and consultants as follows:

Name	Shares Issued
Jon S. Wheeler	13,405
David Kelly	10,071
Ann L. McKinney	13,405
Jeffrey Zwerdling	9,302
Warren D. Harris	9,302
Christopher J. Ettel	9,302
Carl B. McGowan, Jr.	9,302
William W. King	9,302
Steven M. Belote	10,584
Robin A. Hanisch	13,405
Matthew T. Reddy	5,256
Employees and consultants	207,516
320,152

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

The following summarizes related party activity of the combined Ownership Entities, as defined below, for the year ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
Amounts paid to affiliates	$209,277	$3,827,990	$1,412,126
Amounts due to affiliates	$481,298	$463,281	$174,683
Rent and reimbursement income received from affiliates	$—	$329,718	$288,969
Rent and other tenant receivables due from affiliates	$—	$—	$373,119
We are performing development services for Pineland Associates, LLC and several of its affiliated parties (“Pineland”), all of which are related parties to us, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina. Pineland is responsible for development fees on the hard construction costs and reimbursing us for any costs advanced towards the project. As of December 31, 2015, we have advanced approximately $1.46 million towards the project.
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

The following table represents portfolio properties acquired from Mr. Wheeler and his affiliates during the years ended December 31, 2015 and 2014.

Portfolio Property	Transaction Cost (1)	Related Person	Dollar Value of Related Person's Interest (2)

Port Crossing	$9,311,422	Jon S. Wheeler - Chairman & CEO	$181,526
		Ann L. McKinney - Director	$44,742

LaGrange Marketplace	$3,695,000	Jon S. Wheeler - Chairman & CEO	$128,032

Development Fund Properties	$4,446,918	Jon S. Wheeler - Chairman & CEO	$83,833
(Tulls Creek, Edenton, Courtland & Berkley)		Ann L. McKinney - Director	$13,971

Wheeler Operating Companies	$6,750,000	Jon S. Wheeler - Chairman & CEO	$6,750,000

Harbor Point	$2,400,000	Jon S. Wheeler - Chairman & CEO	$5,433

Brook Run Properties	$300,000	Jon S. Wheeler - Chairman & CEO	$158,251
		Ann L. McKinney - Director	37,004

Brook Run Shopping Center	$18,496,159	Jon S. Wheeler - Chairman & CEO	$34,084
		Ann L. McKinney - Director	23,065

Chesapeake Square	$6,339,175	Jon S. Wheeler - Chairman & CEO	$21,231
		Ann L. McKinney - Director	468

Carolina Place	$250,000	Jon S. Wheeler - Chairman & CEO	$13,802
		Ann L. McKinney - Director	304

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

Item 14.    Principal Accounting Fees and Services
Cherry Bekaert LLP (“CB”) was appointed by the Company to serve as its independent registered public accounting firm for fiscal years 2014 and 2015. Audit services provided by CB for fiscal year 2014 and 2015 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Fees Billed	2015	2014
Audit Fees *	$207,296	$209,704
Audit Related Fees **	711,146	298,139
Tax Fees ***	147,935	100,170
Total	$1,066,377	$608,013

*	Audit fees included annual audits, quarterly reviews and property audits

**	Audit related fees for services related to the REIT’s financing offering documents and associated filings

***	Tax fees relate primarily to tax advisory services related to REIT status

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer
Date: March 10, 2016

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

Signature	Title	Date
/S/ JON S. WHEELER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 10, 2016
Jon. S. Wheeler
/S/ WILKES J. GRAHAM	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2016
Wilkes J. Graham
/S/ STEWART J. BROWN	Director	March 10, 2016
Stewart J. Brown
/S/ DAVID KELLY	Director	March 10, 2016
David Kelly
/S/ WILLIAM W. KING	Director	March 10, 2016
William W. King
/S/ KURT R. HARRINGTON	Director	March 10, 2016
Kurt R. Harrington
/S/ JOHN MCAULIFFE	Director	March 10, 2016
John McAuliffe
/S/ CARL B. MCGOWAN, JR.	Director	March 10, 2016
Carl B. McGowan, Jr.
/S/ ANN L. MCKINNEY	Director	March 10, 2016
Ann L. McKinney
/S/ JEFFREY ZWERDLING	Director	March 10, 2016
Jeffrey Zwerdling

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia
We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedules as listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the consolidated financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP
Virginia Beach, Virginia
March 10, 2016

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS:
Investment properties, net	$238,764,631	$128,994,061
Cash and cash equivalents	11,306,185	9,969,748
Rents and other tenant receivables, net	3,452,700	1,978,149
Goodwill	5,485,823	7,004,072
Assets held for sale	1,707,709	27,095,415
Above market lease intangible, net	6,517,529	4,488,900
Deferred costs and other assets, net	46,735,275	25,440,923
Total Assets	$313,969,852	$204,971,268
LIABILITIES:
Loans payable	$189,340,456	$122,296,547
Liabilities associated with assets held for sale	2,007,554	19,283,423
Below market lease intangible, net	7,721,335	5,182,437
Accounts payable, accrued expenses and other liabilities	7,533,769	5,085,434
Total Liabilities	206,603,114	151,847,841
Commitments and contingencies (Note 9)	—	—
EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 562 and 1,809 shares issued and outstanding, respectively)	452,971	1,458,050
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 729,119 and 1,648,900 shares issued and outstanding, respectively)	17,085,147	37,620,254
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 66,259,673 and 7,512,979 shares issued and outstanding, respectively	662,596	75,129
Additional paid-in capital	220,370,984	31,077,060
Accumulated deficit	(140,306,846)	(27,660,234)
Total Shareholders’ Equity	98,264,852	42,570,259
Noncontrolling interests	9,101,886	10,553,168
Total Equity	107,366,738	53,123,427
Total Liabilities and Equity	$313,969,852	$204,971,268
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014	2013
REVENUE:
Rental revenues	$20,553,870	$11,348,955	$6,078,172
Asset management fees	588,990	296,290	—
Commissions	361,984	158,876	—
Tenant reimbursements and other income	6,229,361	3,069,972	1,533,189
Total Revenue	27,734,205	14,874,093	7,611,361
OPERATING EXPENSES:
Property operations	8,351,456	4,123,439	1,658,405
Non-REIT management and leasing services	1,110,705	—	—
Depreciation and amortization	16,882,462	7,387,729	3,002,201
Provision for credit losses	243,029	60,841	106,828
Corporate general & administrative	13,480,089	9,447,010	4,594,539
Total Operating Expenses	40,067,741	21,019,019	9,361,973
Operating Loss	(12,333,536)	(6,144,926)	(1,750,612)
Interest expense	(9,043,761)	(5,908,548)	(2,107,303)
Net Loss from Continuing Operations	(21,377,297)	(12,053,474)	(3,857,915)
Discontinued Operations
Income (loss) from discontinued operations	499,781	307,659	(517,311)
Gain on disposal of properties	2,104,114	—	—
Net Income (Loss) from Discontinued Operations	2,603,895	307,659	(517,311)
Net Loss	(18,773,402)	(11,745,815)	(4,375,226)
Less: Net loss attributable to noncontrolling interests	(1,252,723)	(1,195,560)	(714,972)
Net Loss Attributable to Wheeler REIT	(17,520,679)	(10,550,255)	(3,660,254)
Preferred stock dividends	(13,627,532)	(2,718,257)	(141,418)
Deemed dividend related to beneficial conversion feature of preferred stock	(72,644,506)	—	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(103,792,717)	$(13,268,512)	$(3,801,672)

Loss per share from continuing operations (basic and diluted):	$(2.73)	$(1.83)	$(0.74)
Income (loss) per share from discontinued operations:	$0.06	$0.03	$(0.08)
	$(2.67)	$(1.80)	$(0.82)
Weighted-average number of shares:
Basic and Diluted	38,940,463	7,352,433	4,620,600
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2012	—	$—	—	$—	—	$—	3,301,502	$33,015	$14,097,453	$(5,443,099)	$8,687,369	1,858,068	$7,545,090	$16,232,459
Issuance of common stock, net of expenses	—	—	—	—	—	—	3,162,500	31,625	11,830,573	—	11,862,198	—	—	11,862,198
Reclass of preferred stock to equity, net of expenses of $556,064	4,500	3,943,936	—	—	—	—	—	—	—	—	3,943,936	—	—	3,943,936
Conversion of preferred stock to common stock	(2,691)	(2,485,886)	—	—	—	—	656,998	6,570	2,472,148	—	(7,168)	—	—	(7,168)
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	214,284	945,271	945,271
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(230,481)	—	(230,481)	—	230,481	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(2,194,900)	(2,194,900)	—	(799,761)	(2,994,661)
Net loss			—	—	—	—				(3,660,254)	(3,660,254)	—	(714,972)	(4,375,226)
Balance, December 31, 2013	1,809	1,458,050	—	—	—	—	7,121,000	71,210	28,169,693	(11,298,253)	18,400,700	2,072,352	7,206,109	25,606,809
Proceeds from issuance of Series B preferred stock, net of expenses	—	—	1,649,000	37,242,941	—		—	—	—	—	37,242,941	—	—	37,242,941
Accretion of Series B preferred stock discount	—	—	—	379,584	—		—	—	—	—	379,584	—	—	379,584
Conversion of Series B preferred stock to common stock	—	—	(100)	(2,271)	—		500	5	2,266	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	—		285,645	2,856	1,325,287	—	1,328,143	(285,645)	(1,328,143)	—
Issuance of common stock under Share Incentive Plan	—	—	—	—	—		105,834	1,058	455,930	—	456,988	—	—	456,988
Noncontrolling interest investments	—	—	—	—	—		—	—	—	—	—	1,780,916	7,990,234	7,990,234
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—		—	—	1,123,884	—	1,123,884	—	(1,123,884)	—
Dividends and distributions	—	—	—	—	—		—	—	—	(5,811,726)	(5,811,726)	—	(995,588)	(6,807,314)
Net loss	—	—	—	—	—		—	—	—	(10,550,255)	(10,550,255)	—	(1,195,560)	(11,745,815)
Balance, December 31, 2014	1,809	1,458,050	1,648,900	37,620,254	—	—	7,512,979	75,129	31,077,060	(27,660,234)	42,570,259	3,567,623	10,553,168	53,123,427

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Accretion of Series B preferred stock discount	—	—	—	2,341,114	—	—	—	—	—	—	2,341,114	—	—	2,341,114
Conversion of Series B preferred stock to common stock	—	—	(54,300)	(1,239,196)	—	—	271,500	2,715	1,236,481	—	—	—	—	—
Reclass of Series C preferred stock to equity	—	—	—	—	93,000	86,415,894	—	—	—	—	86,415,894	—	—	86,415,894
Accretion of Series C preferred stock	—	—	—	—	—	6,584,106	—	—	—	—	6,584,106	—	—	6,584,106
Conversion of Series C preferred stock to common stock	—	—	—	—	(93,000)	(93,000,000)	46,500,000	465,000	92,535,000	—	—	—	—	—
Conversion of Operating Partnership units to common stock	—	—	—	—	—	—	213,040	2,130	480,399	—	482,529	(213,040)	(482,529)	—
Conversion of preferred stock to common stock through tender offer	(1,247)	(1,005,079)	(865,481)	(21,637,025)	—	—	11,442,002	114,420	22,527,659	—	(25)	—	—	(25)
Issuance of common stock under Share Incentive Plan	—	—	—	—	—	—	320,152	3,202	693,798	—	697,000			697,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	700,709	1,574,551	1,574,551
Discount on UPREIT shares	—	—	—	—	—	—	—	—	—	—	—	—	(1,181,250)	(1,181,250)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(823,919)	—	(823,919)	—	823,919	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(22,481,427)	(22,481,427)	—	(933,250)	(23,414,677)
Deemed distribution	—	—	—	—	—	—	—	—	72,644,506	(72,644,506)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(17,520,679)	(17,520,679)	—	(1,252,723)	(18,773,402)
Balance, December 31, 2015	562	$452,971	729,119	$17,085,147	—	$—	66,259,673	$662,596	$220,370,984	$(140,306,846)	$98,264,852	4,055,292	$9,101,886	$107,366,738
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,773,402)	$(11,745,815)	$(4,375,226)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation	5,370,116	2,696,064	1,467,157
Amortization	11,512,346	4,691,665	1,535,044
Loan cost amortization	1,190,574	611,927	148,418
Above (below) market lease amortization	620,324	91,752	(654,005)
Share-based compensation	697,000	456,988	—
Gain on disposal of properties	(2,104,114)	—	—
Provision for credit losses	243,029	60,841	106,828
Changes in assets and liabilities
Rent and other tenant receivables, net	(1,449,996)	369,380	(731,327)
Unbilled rent	(258,037)	(234,066)	(31,234)
Deferred costs and other assets, net	(7,228,874)	(1,880,416)	(3,180,206)
Accounts payable, accrued expenses and other liabilities	78,967	(384,109)	2,623,291
Net operating cash flows provided by discontinued operations	797,769	824,769	639,690
Net cash used in operating activities	(9,304,298)	(4,441,020)	(2,451,570)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(62,027,081)	(17,640,587)	(14,736,679)
Capital expenditures	(531,258)	(521,405)	(707,089)
Cash received from sale of properties	8,711,699	—	—
Net investing cash flows from discontinued operations	914,388	—	(7,138,386)
Net cash used in investing activities	(52,932,252)	(18,161,992)	(22,582,154)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends and distributions paid	(14,192,289)	(5,432,518)	(2,886,574)
Proceeds from sales of preferred stock, net of expenses	83,415,894	37,242,941	3,943,936
Conversion of preferred stock	(25)	—	(7,168)
Proceeds from sales of common stock	—	—	11,862,198
Net payments to related parties	(9,547)	(681,699)	(380,243)
Loan proceeds	11,493,750	8,384,436	22,891,045
Loan principal payments	(17,033,559)	(8,036,354)	(11,214,280)
Net financing cash flows from discontinued operations	(101,237)	(59,129)	(73,299)
Net cash from financing activities	63,572,987	31,417,677	24,135,615
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,336,437	8,814,665	(898,109)
CASH AND CASH EQUIVALENTS, beginning of period	9,969,748	1,155,083	2,053,192
CASH AND CASH EQUIVALENTS, end of period	$11,306,185	$9,969,748	$1,155,083
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for interest	$8,310,322	$5,711,110	$2,459,743
Non-cash Transactions:
Debt incurred for acquisitions	$77,002,464	$46,678,328	$51,216,465
Noncontrolling interests resulting from the issuance of common units	$1,574,551	$7,990,234	$945,271
Conversion of senior convertible debt into Series C preferred stock	$3,000,000	$—	$—
Accretion of preferred stock discounts	$8,925,220	$379,584	$—
Deemed dividend for beneficial conversion feature	$72,644,506	$—	$—

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2015, the Trust, through the Operating Partnership, owned and operated forty-two centers, one office and ten undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, West Virginia and New Jersey. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012 (See Note 3 “Investment Properties”). The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company was formed with the principal objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood, grocery-anchored, community and free-standing retail properties. Its strategy is to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. The Company targets competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented items and generate regular consumer traffic. The Company’s tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

The Company’s portfolio had total net rentable space of approximately 3,151,000 square feet and an occupancy level of approximately 94.2% at December 31, 2015. The Company’s portfolio is comprised of thirty-nine retail shopping centers, three free-standing retail properties, one office building and ten undeveloped land parcels. Fourteen of these properties are located in Virginia, three are located in Florida, six are located in North Carolina, twelve are located in South Carolina, eight are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia and three are located in Oklahoma.

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC (“WRE”), a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm, from Jon S. Wheeler, the Company's Chairman and CEO, resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments our board of directors chooses to sell, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are now handled internally.

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

During January 2014, the Company acquired Wheeler Development, LLC (“WD”) and converted it to a TRS. The Company began performing development activities for both REIT Properties and Non-REIT Properties during 2015.

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

The Company allocates the purchase price of acquisitions to the various components of the asset based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the Company may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to out-of-market leases, tenant relationships and in-place leases the Company determines to exist. The Company determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in the analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases, tenant relationships and in-place lease value are recorded as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the years ended December 31, 2015, 2014 and 2013.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2015, 2014 and 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less or easily converted into known amounts of cash to be cash and cash equivalents without a significant cost to the Company. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and cash equivalents and its trade accounts receivable. The Company places its cash and cash equivalents with institutions of high credit quality.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States. Beginning December 31, 2010, through December 31, 2013, all noninterest-bearing transaction accounts were fully insured by the Federal Deposit Insurance Company (“FDIC”), regardless of the balance of the account, at all FDIC-insured institutions. However, this provision expired on December 31, 2013 and beginning January 1, 2014 noninterest-bearing deposits now receive the same $250,000 insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution. As of December 31, 2015 and 2014, the Company had cash balances of $6.99 million and $8.25 million, respectively, that exceeded the FDIC coverage, but management believes that the risk of loss is minimal.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2015 and 2014, the Company’s allowance for uncollectible accounts totaled $411,394 and $186,517, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded provisions for credit losses in the amount of $243,029, $60,841 and $106,828, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2015, 2014 and 2013, the Company did not realize any recoveries related to tenant receivables previously charged off.

Deferred Costs and Other Assets

The Company’s deferred costs and other assets consist primarily of leasing commissions, fees incurred to obtain long-term financing, capitalized legal and marketing costs and tenant relationship intangibles associated with acquisitions, and various property escrow accounts for real estate taxes, insurance and tenant improvements and replacements. The Company records amortization of financing costs over the terms of the respective loans or agreements. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	December 31,
	2015	2014
Lease origination costs, net	$1,376,652	$1,773,279
Leases in place, net	19,091,917	10,522,597
Financing costs, net	4,711,375	3,202,542
Property escrows	6,764,375	4,242,499
Deposits on acquisitions	2,012,996	623,350
Legal and marketing costs, net	129,325	198,169
Tenant relationships	12,060,172	4,485,699
Other	588,463	392,788
Total Deferred Costs and Other Assets, net	$46,735,275	$25,440,923

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

For the Years Ended December 31,	Lease Origination Costs	Leases In Place	Financing Costs	Legal & Marketing Costs	Tenant Relationships
2016	$347,611	$5,835,379	$883,081	$22,470	$4,285,878
2017	300,046	4,518,001	742,708	25,588	3,040,631
2018	211,662	3,037,481	540,985	19,870	1,937,225
2019	142,442	2,086,746	452,442	16,330	1,270,616
2020	98,913	1,248,990	442,323	12,181	695,003
Thereafter	275,978	2,365,320	1,649,836	32,886	830,819
	$1,376,652	$19,091,917	$4,711,375	$129,325	$12,060,172

Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2015, 2014 and 2013, the Company recognized percentage rents of $162,608, $90,437 and $15,472, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Consolidated Statements of Operations caption "Tenant reimbursements and other income." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2015, 2014 and 2013.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. The Company did not recognize any lease termination fees during the years ended December 31, 2015, 2014 and 2013.

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

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions that could have a significant effect on the financial statements for the years ended December 31, 2015, 2014 and 2013.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $218,180, $176,950 and $45,833 for the years ended December 31, 2015, 2014 and 2013, respectively.

Assets Held For Sale

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Corporate General and Administrative Expense

A detail for the "Corporate general & administrative" line item from the consolidated statements of operations is presented below:

	December 31,
	2015	2014	2013
Acquisition costs	$3,871,037	$3,787,907	$2,179,023
Professional fees	1,596,870	2,247,052	894,950
Salaries and compensation	3,428,998	1,326,434	—
Corporate administration	1,198,480	1,218,033	1,188,456
Equity, debt & refinancing costs	2,655,474	—	—
Travel	445,732	540,991	262,046
Advertising	218,180	176,950	45,833
Taxes and licenses	65,318	149,643	24,231
Total	$13,480,089	$9,447,010	$4,594,539

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" ("ASU 2014-08"). This ASU changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under this ASU, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the Company's operations and financial results. Examples include a disposal of a major geographical area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 was effective prospectively for reporting periods beginning on or after December 15, 2014. The Company adopted ASU 2014-08 on January 1, 2015 and used its guidance in determining the effect of discontinued operations as disclosed in Note 5.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. The new standard will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. In August 2015, the FASB issued ASU No. 2015-15, "Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", which clarifies that absent authoritative guidance in ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, the staff of the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect the adoption of ASU 2015-03 to materially impact its financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases.

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.
Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 9 for the Company’s current lease commitments. The Company is currently evaluating the impact of ASU 2016-02 on its financial statements.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties

Investment properties consist of the following:

	December 31,
	2015	2014
Land	$50,777,143	$32,171,097
Land held for development	12,353,963	6,846,918
Buildings and improvements	188,338,469	97,423,211
Investment properties at cost	251,469,575	136,441,226
Less accumulated depreciation and amortization	(12,704,944)	(7,447,165)
Investment properties, net	$238,764,631	$128,994,061
The Company’s depreciation expense on investment properties was $5,370,116, $2,696,064 and $1,467,157 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

On August 26, 2013, the Company completed its acquisition of Tampa Festival Shopping Center, a 137,987 square foot grocery-anchored shopping center located in Tampa, Florida (“Tampa Festival”) for a purchase price of approximately $11.85 million. The property was 100% leased as of the acquisition date and is anchored by a Winn Dixie grocery store which occupies approximately 32% of the total rentable square feet of the center through a 20-year lease expiring in June 2018 with four five-year options available.

On August 29, 2013, the Company completed its acquisition of Forrest Gallery Shopping Center, a 214,451 square foot shopping center located in Tullahoma, Tennessee (“Forrest Gallery”) for a purchase price of approximately $11.50 million. The property was 91% leased as of the acquisition date and is anchored by a 48,780 square foot Kroger grocery store under a 20 year lease that is currently in its second five year option which expires in January 2018 with four five-year options remaining.

On September 25, 2013, the Company completed its acquisition of Reasor’s Jenks Shopping Center, an 81,000 square foot shopping center located in Jenks, Oklahoma (“Jenks Reasors”) for a purchase price of approximately $11.4 million. The property is 100% leased by a Reasor’s Foods grocery store under a 20 year, triple-net operating lease expiring in 2033.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

On December 17, 2013, the Company completed its acquisition of Jenks Plaza from a related party, a 7,800 square foot shopping center located in Jenks, Oklahoma (“Jenks Plaza”) for a purchase price of approximately $1.75 million. The property was 100% leased as of the acquisition date by 5 primarily retail and restaurant tenants, under leases expiring through October 2017.

On December 19, 2013, the Company completed its acquisition of Winslow Plaza, a 40,695 square foot shopping center located in Sicklerville, New Jersey (“Winslow Plaza”) for a purchase price of approximately $6.61 million. The property was 91.2% leased as of the acquisition date by 15 primarily retail and restaurant tenants, and is anchored by King’s Liquors, which is leased through August 2017.

On December 23, 2013, the Company completed its acquisition of Clover Plaza, St. George Square, South Square, Waterway Plaza and Westland Square (collectively the “Food Lions”) from a related party for an aggregate purchase price of approximately $15.85 million. Collectively, the Food Lions total 261,689 square feet in leaseable space, and were 89.5% leased as of the acquisition date by 34 primarily retail and restaurant tenants, and each center is anchored by a Food Lion grocery store.

For the year ended December 31, 2013, the Company incurred approximately $2,179,023 in acquisition costs for these acquisitions. These costs are included on the consolidated statement of operations under the caption “Corporate general & administrative.”

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

	Subtotal	Food Lions	Total Acquisitions
Fair value of assets acquired and liabilities assumed:
Investment property (a)	$48,576,763	$10,910,964	$59,487,727
Lease intangibles and other assets (b)	6,720,126	4,392,812	11,112,938
Above market leases (c)	674,184	704,710	1,378,894
Below market leases (c)	(876,736)	(161,950)	(1,038,686)
Fair value of net assets acquired	$55,094,337	$15,846,536	$70,940,873
Purchase consideration:
Consideration paid with cash and debt	$54,149,066	$15,846,536	$69,995,602
Consideration paid with common units	945,271	—	945,271
Total consideration (d)	$55,094,337	$15,846,536	$70,940,873

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

c.     Represents the fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

d.     Represents the components of purchase consideration paid.

2014 Acquisitions

Cypress Shopping Center

On July 1, 2014, the Company completed its acquisition of Cypress Shopping Center, an 80,435 square foot grocery-anchored shopping center located in Boiling Springs, South Carolina (“Cypress”) for a contract price of $8.30 million, paid through a combination of cash and debt. Cypress was 92% leased as of the acquisition date and its major tenants include Bi-Lo and Dollar General.

Harrodsburg Marketplace

On July 1, 2014, the Company completed its acquisition of Harrodsburg Marketplace, a 60,048 square foot grocery-anchored shopping center located in Harrodsburg, Kentucky ("Harrodsburg") for a contract price of $5.00 million, paid through a combination of cash and debt. Harrodsburg was 97% leased as of the acquisition date and its major tenants include Kroger and Arby's.

Port Crossing Shopping Center

On July 3, 2014, the Company completed the acquisition of Port Crossing Shopping Center, a 65,365 square foot grocery-anchored shopping center located in Harrisonburg, Virginia ("Port Crossing") for a contract price of $9.31 million. Port Crossing was 92% leased as of the acquisition date and is anchored by a Food Lion grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 157,429 common units in the Operating Partnership and the assumption of outstanding debt.

LaGrange Marketplace

On July 25, 2014, the Company completed the acquisition of LaGrange Marketplace, a 76,594 square foot grocery-anchored shopping center located in LaGrange, Georgia ("LaGrange") for a contract price of $3.70 million. LaGrange was 93% leased as of the acquisition date and is anchored by a Food Depot grocery store. The Company acquired the property from a related party through a combination of cash, the issuance of 105,843 common units in the Operating Partnership and the assumption of outstanding debt.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

DF I-Courtland

On August 15, 2014, the Company completed its acquisition of DF I-Courtland, LLC ("DF I-Courtland") from a related party, consisting of a 1.01 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $893,900. The Company believes that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

DF I-Moyock

On August 15, 2014, the Company completed its acquisition of DF I-Moyock, LLC ("DF I-Moyock") from a related party, consisting of a 1.28 acre parcel of undeveloped real estate located in Moyock, North Carolina, for a contract price of $908,100. The Company believes that this parcel can accommodate a 9,000 square foot facility. There are currently no development plans for DF I-Moyock, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

Edenton Commons

On August 15, 2014, the Company completed its acquisition of Edenton Commons ("Edenton Commons") from a related party, consisting of a 53.82 acre parcel of undeveloped real estate located in Edenton, North Carolina, for a contract price of $2.40 million. The Company believes that this parcel can accommodate a 225,000 square foot facility. There are currently no development plans for Edenton Commons, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

Freeway Junction

On September 4, 2014, the Company completed the acquisition of Freeway Junction, a 156,834 square foot shopping center located in Stockbridge, Georgia ("Freeway Junction") for a contract price of $10.45 million, paid through a combination of cash and debt. Freeway Junction was 98% leased as of the acquisition date and is anchored by Northern Tool, Ollie's Bargain Outlet, Goodwill and Farmer's Furniture.

Graystone Crossing

On September 26, 2014, the Company completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5.4 million, paid through a combination of cash and debt. Graystone Crossing was 100% leased as of the acquisition date and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.

Bryan Station

On October 2, 2014, the Company completed its acquisition of Bryan Station, an 54,397 square foot retail center located in Lexington, Kentucky (“Bryan Station”) for a contract price of $6.10 million, paid through a combination of cash and debt. Bryan Station was 100% leased as of the acquisition date and its major tenants include Planet Fitness and Shoe Carnival.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

Crockett Square

On November 5, 2014, the Company completed its acquisition of Crockett Square, a 107,122 square foot retail center located in Morristown, Tennessee ("Crockett Square") for a contract price of $9.75 million, paid through a combination of cash and debt. Crockett Square was 100% leased as of the acquisition date and its major tenants include Hobby Lobby, Dollar Tree, Pier 1 Imports and Ross Dress for Less.

Harbor Point

On November 21, 2014, the Company completed its acquisition of Harbor Point Associates, LLC ("Harbor Point") from a related party, consisting of a 7.2 acre parcel of undeveloped real estate located in Grove, Oklahoma, for a contract price of $2.4 million. The Company believes that this parcel can accommodate a 45,700 square foot facility. There are currently no development plans for Harbor Point, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

DF I-Berkley

On December 1, 2014, the Company completed its acquisition of DF I-Berkley, LLC ("DF I-Berkley") from a related party, a parcel of approximate 1.0 acre of undeveloped real estate located in Norfolk, Virginia, for a contract price of $250,000. The Company believes that this parcel can accommodate a 6,500 square foot facility. There are currently no development plans for DF I-Berkley, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

For the year ended December 31, 2014, the Company incurred approximately $3,787,907 in acquisition costs for these acquisitions. These costs are included on the consolidated statements of operations under the caption “Corporate general & administrative.”

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

Total Acquisitions
Fair value of assets acquired and liabilities assumed:
Investment property (a)	$53,081,904
Tenant and other receivables and other assets (b)	306,814
Lease intangibles and other assets (b)	10,188,493
Goodwill (b)	5,485,823
Accounts payable, accrued expenses and other liabilities (c)	(623,167)
Above market leases (d)	3,973,846
Below market leases (d)	(1,991,645)
Fair value of net assets acquired	$70,422,068
Purchase consideration:
Consideration paid with cash and debt	$63,616,509
Consideration paid with common units	6,805,559
Total consideration (e)	$70,422,068

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

d.    Represents the fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

e.     Represents the components of purchase consideration paid.
2015 Acquisitions
Laskin Road Land

On January 9, 2015, the Company completed its acquisition of 1.5 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1.6 million. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150,000 with the balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued was to be determined using the 10-day moving average of the Company's common stock price immediately prior to issuance. On January 19, 2016, 807,727 common units were issued by the Operating Partnership to satisfy this liability.

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

Brook Run Properties

On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties") from a related party, consisting of a 2.0 acre parcel of undeveloped real estate located adjacent to the Brook Run Shopping Center in Richmond, Virginia, for a contract price of $300,000 in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

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

Carolina Place

On July 24, 2015, the Company completed its acquisition of Carolina Place from a related party, consisting of a 2.14 acre parcel of land adjacent to Chesapeake Square for a contract price of $250,000 in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

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

Parkway Plaza

On September 15, 2015, the Company completed its acquisition of Parkway Plaza Shopping Center, a 52,365 square foot shopping center and 2.1 acres of adjacent undeveloped land located in Brunswick, Georgia ("Parkway Plaza") for a contract price of $6.1 million Parkway Plaza was 97% leased as of the acquisition date and is anchored by a Winn Dixie grocery store. The Company acquired Parkway Plaza through a combination of cash and debt.

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

Total Acquisitions
Preliminary fair value of assets acquired and liabilities assumed:
Investment property (a)	$114,211,725
Lease intangibles and other assets (b)	26,827,214
Above market leases (b)	4,166,440
Below market leases (b)	(4,021,671)

Preliminary fair value of net assets acquired	$141,183,708

Purchase consideration:
Consideration paid with cash and debt	$138,115,158
Consideration paid with common units	3,068,550

Total consideration (c)	$141,183,708

a.
Represents the preliminary fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the following approaches:

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

b.
Represents the preliminary fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above/below market leases and legal and marketing fees associated with replacing existing leases. The income approach was used to determine the preliminary fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.
Represents the components of purchase consideration paid. Consideration paid with common units includes units issued for acquisitions and those amounts currently due for acquisitions that, per the original contract, are to be settled by issuing common units subsequent to December 31, 2015.

For the year ended December 31, 2015, the Company incurred $3,871,037 in acquisition expenses. These costs are included on the unaudited condensed consolidated statement of operations under the caption "Corporate general & administrative." Please see the corporate general & administrative table in Note 2 for acquisition expenses for all periods presented.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties (continued)

Unaudited pro forma consolidated financial information is presented below for all 2013, 2014 and 2015 acquisitions, excluding Bixby Commons, Starbucks/Verizon, Jenks Reasors, DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, DF I-Berkley, Laskin Road, Brook Run Properties, Columbia Fire Station, Carolina Place, and Hilton Head Land. The unaudited pro forma information presented below illustrates the Company’s pro forma financial results assuming the acquisitions had been consummated as of the beginning of the earliest period presented. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for Bixby Commons, Starbucks/Verizon, Jenks Reasors, DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, DF I-Berkley, Laskin Road, Brook Run Properties, Columbia Fire Station, Carolina Place, and Hilton Head Land as the Company’s management has determined that their inclusion would not be meaningful due to limited or no unrelated third party operating history.

	Years Ended December 31,
	2015	2014	2013
Rental revenue	$26,600,904	$26,412,478	$26,125,877
Net loss	$(15,781,969)	$(14,654,944)	$(15,111,728)
Net loss attributable to Wheeler REIT	$(12,699,185)	$(12,653,283)	$(11,066,293)
Net loss attributable to Wheeler REIT common shareholders	$(98,971,223)	$(15,371,540)	$(11,207,711)
Basic loss per share	$(2.54)	$(2.09)	$(2.43)
Diluted loss per share	$(2.54)	$(2.09)	$(2.43)

4. Goodwill
As part of the acquisition of the Operating Companies on October 24, 2014, the Company recorded preliminary goodwill of $7,004,072. In June 2015, the Company finalized its valuation of the Operating Companies. In accordance with the valuation, the Company has recorded a fair value discount to the $6,750,000 in common units issued for the acquisition of the Operating Companies due to the one year restriction on their conversion into shares of common stock, and reallocated a portion of goodwill to finite-lived intangibles as follows:

Beginning balance, January 1, 2015	$7,004,072
Fair value discount on common units issued for acquisition	(1,181,250)
Allocation to finite-lived intangibles	(336,999)
Ending balance, December 31, 2015	$5,485,823

5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. Management expects that the sale of the Freestanding Properties will occur within one year and the Company will receive no residual cash flows once the Freestanding Properties are disposed.
On October 19, 2015, the Company completed its sale of Jenks Reasors for a contract price of approximately $12.2 million, resulting in a gain of approximately $820,000.
On October 20, 2015, the Company completed its sale of Harps at Harbor Point for a contract price of approximately $5.0 million, resulting in a gain of approximately $642,000.
On October 27, 2015, the Company completed its sale of Bixby Commons for a contract price of approximately
$11.0 million, resulting in a gain of approximately $642,000.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Assets Held for Sale and Discontinued Operations (continued)

As of December 31, 2015 and 2014, assets held for sale consisted of the following:

	December 31,
	2015	2014
Investment properties, net	$1,284,888	$23,256,925
Rents and other tenant receivables, net	38,945	7,317
Above market lease intangible, net	2,616	—
Deferred costs and other assets, net	381,260	3,831,173
Total assets held for sale	$1,707,709	$27,095,415
As of December 31, 2015 and 2014, liabilities associated with assets held for sale consisted of the following:

	December 31,
	2015	2014
Loans payable	$1,982,042	$19,153,596
Below market lease intangible, net	14,758	84,636
Accounts payable, accrued expenses and other liabilities	10,754	45,191
Total liabilities associated with assets held for sale	$2,007,554	$19,283,423

The consolidated statements of operations reflect reclassifications of revenue, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the years ended December 31, 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Revenues	$2,042,722	$2,285,159	$1,096,131
Expenses	827,860	1,072,622	1,222,935
Operating income (loss)	1,214,862	1,212,537	(126,804)
Interest expense	(715,081)	(904,878)	(390,507)
Income (loss) from discontinued operations before gain on disposals	499,781	307,659	(517,311)
Gain on disposal of properties	2,104,114	—	—
Income (loss) from discontinued operations	$2,603,895	$307,659	$(517,311)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable

The Company’s loans payable related to continuing operations consist of the following:

	Monthly	Interest		December 31,
Property/Description	Payment	Rate	Maturity	2015	2014
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	$3,634,085	$3,773,319
Lumber River Plaza	$18,414	5.65%	May 2015	—	2,894,862
Monarch Bank Building	$9,473	4.15%	December 2017	1,376,452	1,430,961
Perimeter Square	$28,089	6.38%	June 2016	4,166,406	4,294,216
Riversedge North	$8,802	6.00%	January 2019	962,281	1,007,856
Walnut Hill Plaza	$24,273	5.50%	July 2017	3,535,606	3,626,945
Twin City Commons	$17,827	4.86%	January 2023	3,225,473	3,279,076
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	6,081,272	6,248,349
Bank Line of Credit	Interest only	4.25%	September 2016	—	2,074,432
Bank Line of Credit	Interest only	2.79%	May 2018	6,873,750	—
Forrest Gallery	$50,973	5.40%	September 2023	8,926,712	9,045,880
Tampa Festival	$50,797	5.56%	September 2023	8,627,294	8,746,860
Winslow Plaza	Interest only	5.22%	December 2015	—	5,000,000
Winslow Plaza	Interest only	4.82%	December 2025	4,620,000	—
Cypress Shopping Center	Interest only	4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,677,501	3,735,739
Port Crossing	$34,788	4.84%	August 2024	6,471,636	6,568,918
LaGrange Marketplace	$13,813	5.00%	March 2020	2,418,212	2,463,909
Freeway Junction	Interest only	4.60%	September 2024	8,150,000	8,150,000
DF I-Courtland	$1,411	6.50%	January 2019	—	115,728
DF I-Edenton	$250,000	3.75%	September 2016	650,000	1,650,000
DF I-Moyock	$10,665	5.00%	July 2019	418,538	522,430
Graystone Crossing	$20,386	4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only	4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only	4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024	5.85%	December 2016	732,685	1,544,567
Pierpont Centre	Interest only	3.95%	February 2025	8,450,000	—
Alex City Marketplace	Interest only	3.90%	April 2025	5,750,000	—
Butler Square	Interest only	4.08%	May 2025	5,640,000	—
Brook Run Shopping Center	Interest only	3.90%	June 2025	10,950,000	—
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400,000	—
Columbia Fire Station	Interest only	8.00%	December 2017	450,053	—
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900,000	—
Barnett Portfolio	Interest only	4.30%	September 2025	8,770,000	—
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800,000	—
Parkway Plaza	Interest only	4.57%	October 2025	3,500,000	—
Conyers Crossing	Interest only	4.67%	October 2025	5,960,000	—
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100,000	—
Senior convertible notes	Interest only	9.00%	December 2018	3,000,000	6,000,000
Senior non-convertible notes	Interest only	9.00%	December 2015	—	4,000,000
Senior non-convertible notes	Interest only	9.00%	January 2016	2,160,000	2,160,000
South Carolina Food Lions Note	Interest only	5.25%	January 2024	12,375,000	12,375,000
Total Loans Payable				$189,340,456	$122,296,547

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

On September 16, 2014, the Company entered into a promissory note for a $3,000,000 line of credit. The line of credit matures on September 16, 2016, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust and Assignment of Rents on real property. Concurrently with this transaction, the Company paid off its $2,000,000 line of credit with Monarch Bank.

2015 Financing Activity

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

On May 29, 2015, the Operating Partnership entered into a credit agreement (the "Credit Agreeement") with KeyBank National Association ("KeyBank"). Outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio. As of December 31, 2015, the Company has pledged Lumber River and Chesapeake Square as collateral towards the Credit Agreement with outstanding borrowings of $6,873,750 at an interest rate of 2.79%. The available borrowing capacity of approximately $38.1 million as of December 31, 2015 is available for the Company as long as such amounts are fully collateralized. The amounts available to the Company under the Credit Agreement that have not been borrowed accrue fees which are paid at a rate of 0.30% on a monthly basis. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2015. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2015, the Company has not incurred an event of default.

On November 24, 2015, the Company entered into a promissory note for $4,620,000 to refinance the Winslow Plaza loan. The new loan matures on December 1, 2025 with principal due at maturity and bears interest at 4.82%.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2015, the Company believes it is in compliance with all applicable covenants.

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt from cash on hand.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2015 are as follows:

For the Years Ended December 31,
2016	$9,065,387
2017	7,035,351
2018	14,936,672
2019	2,505,641
2020	9,175,072
Thereafter	146,622,333
Total principal maturities	$189,340,456

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2015 are as follows:

For the Years Ended December 31,
2016	$26,230,245
2017	23,246,692
2018	17,746,813
2019	13,430,529
2020	8,839,220
Thereafter	14,894,519
$104,388,018

8. Equity

The Company has authority to issue 155,000,000 shares of stock, consisting of 150,000,000 shares of $0.01 par value Common Stock (“Common Stock”) and 5,000,000 shares of no par value Preferred Stock (“Preferred Stock”). The Company increased the number of shares of Common Stock authorized from 15,000,000 to 75,000,000 during June 2013, and from 75,000,000 to 150,000,000 during June 2015.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 90.79% interest in the Operating Partnership as of December 31, 2015. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2015 and 2014, there were 44,018,768 and 16,548,873, respectively, of common units outstanding with the Trust owning 39,963,476 and 12,981,250, respectively, of these common units.

June 2013 Private Placement

On June 10, 2013, the Company completed a $4.5 million private placement transaction with 21 accredited investors (the “Buyers”). Pursuant to the Securities Purchase Agreement, dated as of June 10, 2013 (the “June 2013 Securities Purchase Agreement”), the Company issued an aggregate of 4,500 shares of Series A Preferred Stock, no par value, $1,000 liquidation preference per share ("Series A Preferred") to the Buyers. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. In accordance with the June 2013 Securities Purchase Agreement, 2,691 shares of Series A Preferred converted automatically into 656,998 shares of the Company’s Common Stock upon the August 26, 2013 completion of the Company’s secondary offering (“Secondary Offering”) at a price equal to $4.085 per share, or 95% of the $4.30 per share price at which the Common Stock was sold in the Offering (the “Primary Conversion”).

The Company has the right to redeem the remaining 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends. Since the Series A Preferred features certain redemption rights that were considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events, the initial Series A Preferred amount of $4,157,000 was previously presented as a liability in the Company’s consolidated balance sheet. Upon completion of the Primary Conversion, the remaining Series A Preferred was reclassified to the shareholders’ equity section of the Company’s consolidated balance sheet, since the Series A Preferred no longer possessed the redemption features previously considered outside the Company’s control.

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

8. Equity (continued)

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

December 2013 Private Placement

In association with the December 2013 Securities Purchase Agreement, the Company issued 421,053 warrants to acquire the Company's Common Stock with an exercise price of $4.75. The Company has determined that the warrants qualify for equity treatment under applicable GAAP. See Note 6 for details on the debt associated with these warrants.

2014 Series B Preferred Stock Offerings

On April 29, 2014, the Company completed its Series B Convertible Preferred Stock Offering (“Series B Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Convertible Preferred Stock,no par value, $1,000 liquidation preference per share (the "Series B Preferred") and warrants to purchase 864,000 of the Company’s Common Stock. On May 21, 2014, the Company's underwriters exercised their over-allotment option, in which 21,600 units were issued, consisting of 108,000 additional shares of Series B Preferred, and an additional 129,600 warrants. The Series B Preferred bears interest at a rate of 9% per annum and has a conversion price of $5.00 per share of Common Stock. The Series B Preferred will automatically convert into shares of the Company’s Common Stock if the 20-day volume weighted adjusted closing price of the Company's Common Stock exceeds $7.25 per share on the NASDAQ Capital Market. Each warrant permits investors to purchase one share of Common Stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Series B Offering totaled $18,671,378, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Series B Offering were used for acquisitions and for general corporate purposes.

On September 17, 2014, the Company completed a follow-on Series B Preferred Offering ("Follow-on Offering"), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred and warrants to purchase 864,000 shares of the Company's Common Stock. On September 23, 2014, the Company's underwriters exercised their over-allotment option, in which 20,200 units were issued, consisting of 101,000 additional shares of Series B Preferred, and an additional 129,000 warrants. Net proceeds from the Follow-on Offering totaled $18,571,563, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Follow-on Offering were used for acquisitions and for general corporate purposes.

On April 24, 2014, in contemplation of the Series B Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000, and authorized 1,000,000 shares of Series B Preferred for the Offering. On August 19, 2014, the number of Series B Preferred authorized was increased from 1,000,000 to 3,000,000 in contemplation of the Follow-on Offering.

Series C Preferred Stock Offering

On March 19, 2015, the Company entered into securities purchase agreements dated as of March 19, 2015 (the “Securities Purchase Agreements”), with certain accredited investors (the “Investors”), pursuant to which, among other things, the Company sold an aggregate of 93,000 shares of Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock, liquidation value $1,000 per share (the “Series C Preferred Stock”), in a private placement (the “Private Placement”) to the Investors in exchange for aggregate consideration of $93,000,000, consisting of $90,000,000 in cash and the exchange of $3,000,000 in senior convertible debt. Each share of Series C Preferred Stock was sold to the Investors at an offering price of $1,000 per share. Net proceeds from the Private Placement totaled $83,415,894, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. The Company is using the net offering proceeds to acquire properties and for general working capital.

From March 19, 2015 until June 11, 2015, the holders of Series C Preferred Stock were entitled to receive, when, and if authorized by the Company’s Board of Directors and declared by the Company out of legally available funds, a dividend, on

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity (continued)

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

The Series C Preferred Stock was automatically converted into shares of Common Stock on June 11, 2015, which was the fifth business day following the June 4, 2015 approval by the requisite holders of the Common Stock of the conversion of the Series C Preferred Stock into Common Stock and the issuance of Common Stock upon such conversion. Each share of Series C Preferred Stock converted into 500 shares of Common Stock at the conversion price of $2.00 per share. The conversion of the Series C Preferred stock into Common Stock at this rate was considered to be a beneficial conversion feature, resulting in a deemed distribution of $59,520,000, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

Series A and Series B Preferred Stock Exchange Offer

On June 15, 2015, the Company entered into an exchange offer (the “Exchange Offer”) to holders of its Series A Preferred and Series B Preferred. The Exchange Offer permitted tendering shareholders to exchange their shares of Series A Preferred or Series B Preferred for an aggregate of up to 20,853,250 of newly issued shares of the Company’s common stock.

Each share of Series A Preferred was exchangeable for 500 shares of Common Stock, and each share of the Series B Preferred Stock was exchangeable for 12.5 shares of Common Stock. On July 20, 2015, the Company completed the Exchange Offer, under which 1,247 shares of Series A Preferred and 865,481 shares of Series B Preferred were tendered for 11,442,002 newly issued shares of the Company's Common Stock. The Company paid cash in lieu of any fractional shares of Common Stock upon the exchange of the Series A Preferred and Series B Preferred. The Exchange Offer was considered to be a beneficial conversion feature, resulting in a deemed distribution of $13,124,506, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 1,000,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan ("Stock Incentive Plan").

Equity Issuances under Stock Incentive Plan and 2015 Incentive Plan

During the year ended December 31, 2015, the Company issued 320,152 shares to employees, directors, officers and consultants for services rendered to the Company. 77,260 of these shares were issued under the Stock Incentive Plan, and 242,892 of these shares were issues under the 2015 Incentive Plan. The market value of these shares at the time of issuance was approximately $697,000. As of December 31, 2015, there are 757,108 shares available for issuance under the Company’s 2015 Incentive Plan.

During the year ended December 31, 2014, the Company issued 105,834 shares to employees, directors, officers and consultants under the Stock Incentive Plan for services rendered to the Company. The market value of these shares at the time of issuance was approximately $456,988.

No shares were issued for services rendered to the Company during the year ended December 31, 2013.

Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income from continuing operations, excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of common shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity (continued)

As of December 31, 2015, 2014 and 2013, 3,354,883, 1,787,798 and 1,858,068, respectively, of the Operating Partnership’s common units outstanding to noncontrolling interests were eligible to be converted into shares of Common Stock on a one-to-one basis. Additionally, as of December 31, 2015 and 2014, 729,119 and 1,648,900 shares of Series B Preferred, respectively, and $3,000,000 and $6,000,000 of senior convertible debt, respectively, are eligible to be converted into 5,062,674 and 9,661,579 shares, respectively, of the Company's Common Stock. Also, warrants to purchase 2,635,025 shares of the Company's Common Stock were outstanding at December 31, 2015 and 2014. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Dividends

Dividends were made to holders of common units, common shares and preferred shares as follows:

	Years Ended December 31,
	2015	2014	2013
Common unit and common shareholders	$9,787,145	$4,089,057	2,853,243
Preferred shareholders	$13,627,532	$2,718,257	141,418

On December 15, 2015, the Company declared a $0.0175 per share dividend to common share and common unit holders of record as of December 31, 2015 to be paid on January 31, 2016. Accordingly, the Company has accrued $1,230,512 as of December 31, 2015 for this dividend.

During the three months ended December 31, 2015, the Company declared a quarterly dividend to Series A Preferred and Series B Preferred shareholders of $422,774 to shareholders of record as of December 31, 2015 to be paid on January 15, 2016. Accordingly, the Company has accrued $422,774 as of December 31, 2015 for this dividend.

9. Commitments and Contingencies

Lease Commitments

As of December 31, 2015, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $18,049, $17,701 and $7,156 during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Beaver Ruin Village property is subject to a ground lease which terminates in 2054. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $22,856, $0 and $0 during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Beaver Ruin Village II property is subject to a ground lease which terminates in 2056. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in other expense of $8,926, $0 and $0 during the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company leases office space in Charleston, South Carolina, subject to a lease that terminates in 2019. The lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred lease expense included in other expense of $117,997, $30,349 and $0 during the years ended December 31, 2015, 2014 and 2013, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Commitments and Contingencies (continued)

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended December 31,
2016	$171,208
2017	175,104
2018	178,095
2019	145,384
2020	77,611
Thereafter	2,961,793
$3,709,195

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 2%, 23%, 72% and 3%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2015. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

9. Commitments and Contingencies (continued)

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

On July 10, 2008, one of the Company’s subsidiaries, Perimeter Associates, LLC (“Perimeter”), sued a tenant for breach of contract, guaranty of the contract and fraud related to an executed lease. In response, on August 22, 2008, the defendant filed a counterclaim against Perimeter for breach of contract, unjust enrichment and fraud. On April 8, 2013, the court found in favor of the defendant and assessed damages against Perimeter in the amount of $13,300. On or about May 8, 2013, Perimeter appealed the judgment of the lower court to the Oklahoma Supreme Court. Subsequent to the initial judgment, the defendant’s attorney applied to the court to be reimbursed for approximately $368,000 in legal fees incurred by the defendant during litigation. On July 9, 2013, the lower court awarded the defendant approximately $267,000 of the defendant’s legal fees. Perimeter amended its appeal with the Oklahoma Supreme Court to include the issue of the award of legal fees. On July 24, 2015, the Oklahoma Court of Civil Appeals affirmed the judgment against Perimeter, resulting in a total award of approximately $352,000 which includes interest and other fees. Perimeter then appealed the judgment to the Oklahoma Supreme Court, which on November 16, 2015 affirmed the judgment against Perimeter, resulting in a final judgment of  $415,000, which was paid by Perimeter in December 2015.

On May 22, 2013, WHLR-HPA-1, LLC, (“Harp’s”), a subsidiary of the Operating Partnership that owns the Trust’s Harps at Harbor Point (“Harp’s Food Store”) and Harbor Point properties, filed suit against Crossland Heavy Contractors (“Crossland”) for equitable relief to divide a mechanic and materialmen’s lien (“Lien”) of approximately $856,000 filed on three properties which includes the Harp’s Food Store property and two adjacent properties owned by affiliates of the Trust. Crossland subsequently filed a counterclaim adding the Trust, among others, as a defendant to the case. The Lien related to cost overruns incurred by Crossland during the construction and development process that occurred prior to the Trust acquiring the Harp’s Food Store property. On October 22, 2013, the parties reached a settlement whereby it was agreed that the Lien would be paid in full by November 22, 2013. Since the Lien related to construction and development costs incurred prior to the Trust acquiring the property, the affiliated parties that developed the property intended to fully satisfy the Lien, resulting in no liability to the Trust. However, since there was no evidence that the affiliated parties had finalized their funding sources to satisfy the Lien, management concluded that the appropriate treatment was to accrue the $856,000 in the September 30, 2013 financial statements. On January 31, 2014, Crossland removed the lien as the affiliates of the Trust fulfilled their obligation to pay the Lien. Accordingly, the accrual was reversed as of December 31, 2013 since the Lien was satisfied without liability to the Trust and the 2013 financial statements had not been issued when the Lien was released.

10. Related Party Transactions

Prior to the October 24, 2014 acquisition, the Operating Companies and their affiliated companies provided administrative services to the Company, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the Company’s administrative services agreement with WM, responsibilities included administering the Company’s day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of the investments, and handling the disposition of the real estate investments. The Company benefits from Mr. Wheeler's affiliates that specialize in other real estate investment activities, including (i) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (ii) Site Applications, LLC, a full service facility company, equipped to handle all levels of building maintenance, (iii) Wheeler Construction, LLC, a construction management company and (iv) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

Prior to being acquired in October 2014, WI leased the Company’s Riversedge property under a 10-year operating lease expiring in November 2017, with four five year renewal options available. The lease required monthly base rent payments of $24,000 and provided for annual increases throughout the term of the lease and subsequent option periods. Additionally, WI reimbursed the Company for a portion of the property’s operating expenses and real estate taxes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Related Party Transactions (continued)

The following summarizes related party activity as of and for the years ended December 31, 2015 and 2014. The amounts disclosed below reflect the activity between the Company, Mr. Wheeler's affiliates and the Operating Companies through the date of acquisition. All amounts subsequent to the acquisition date have been eliminated in consolidation.

	December 31,
	2015	2014	2013
Amounts paid to affiliates	$209,277	$3,827,990	$1,412,126
Amounts due to affiliates	$481,298	$463,281	$174,683
Rent and reimbursement income received from affiliates	$—	$329,718	$288,969
Rent and other tenant receivables due from affiliates	$—	$—	$373,119
The Company, through the Operating Partnership, is performing development services for Pineland Associates, LLC and several of its affiliated parties (“Pineland”), all of which are related parties of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina. Pineland is responsible for development fees on the hard construction costs and reimbursing the Company for any costs advanced towards the project. As of December 31, 2015, the Company had advanced approximately $1.46 million towards the project. This amount is included in the "Deferred costs and other assets" line item on the consolidated balance sheet.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2015

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2015	$186,517	$243,029	$(18,152)	$411,394
Year Ended December 31, 2014	182,078	60,841	(56,402)	186,517

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2015

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Amscot Building	$—	$461,700	$31,128	$—	$—	$492,828	$492,828
Lumber River Village	800,413	4,486,787	142,398	—	942,811	4,486,787	5,429,598
Monarch Bank	496,591	1,908,659	77,704	—	496,591	1,986,363	2,482,954
Perimeter Square	1,566,431	5,081,193	109,828	—	1,566,431	5,191,021	6,757,452
Riversedge North	909,898	2,207,571	630,888	—	909,898	2,838,459	3,748,357
Surrey Plaza	380,731	1,856,515	—	—	380,731	1,856,515	2,237,246
The Shoppes at TJ Maxx	2,115,119	6,719,386	401,983	—	2,115,119	7,121,369	9,236,488
The Shoppes at Eagle Harbor	785,040	4,219,464	258,236	—	785,040	4,477,700	5,262,740
Twin City Commons	800,272	3,040,956	4,233	—	800,272	3,045,189	3,845,461
Walnut Hill Plaza	733,748	2,413,832	1,192,868	—	733,748	3,606,700	4,340,448
Tampa Festival	4,653,354	6,691,097	180,073	—	4,694,966	6,829,558	11,524,524
Forrest Gallery	3,015,372	7,454,580	260,066	—	3,015,372	7,714,646	10,730,018
Starbucks/Verizon	—	1,137,971	—	—	—	1,137,971	1,137,971
Jenks Plaza	498,260	917,898	—	—	498,260	917,898	1,416,158
Winslow Plaza	1,324,983	3,684,181	—	—	1,324,983	3,684,181	5,009,164
Clover Plaza	356,338	1,196,704	25,850	—	356,338	1,222,554	1,578,892
St. George Plaza	705,645	1,264,212	7,024	—	705,645	1,271,236	1,976,881
South Square	352,587	1,911,330	—	—	352,587	1,911,330	2,263,917
Westland Square	886,829	1,709,665	10,027	—	886,829	1,719,692	2,606,521
Waterway Plaza	1,279,700	1,247,952	—	—	1,279,700	1,247,952	2,527,652
Cypress Shopping Center	2,063,671	4,578,838	—	—	2,063,671	4,578,838	6,642,509
Harrodsbsurg Marketplace	1,431,484	2,484,653	—	—	1,431,484	2,484,653	3,916,137
Port Crossing Shopping Center	791,933	6,920,539	82,143	—	791,933	7,002,682	7,794,615
LaGrange Marketplace	390,180	2,647,956	—	—	390,180	2,647,956	3,038,136
DF I-Courtland	893,852	—	—	—	893,852	—	893,852
Edenton Commons	2,395,000	—	—	—	2,395,000	—	2,395,000
DF I-Moyock	908,066	—	—	—	908,066	—	908,066
Freeway Junction	1,521,133	6,754,803	—	—	1,521,133	6,754,803	8,275,936
Graystone Crossing	922,439	2,856,365	—	—	922,439	2,856,365	3,778,804
Bryan Station	1,658,454	2,756,142	—	—	1,658,454	2,756,142	4,414,596
Crockett Square	1,546,482	6,833,967	10,600	—	1,546,482	6,844,567	8,391,049
Harbor Point	2,400,000	—	18,671	—	2,418,671	—	2,418,671
DF I-Berkley	250,000	—	—	—	250,000	—	250,000
Laskin Road	1,644,000	—	185,018	—	1,644,000	185,018	1,829,018
Pierpont Centre	675,317	9,253,152	—	—	675,317	9,253,152	9,928,469
Brook Run Properties	300,000	—	8,856	—	300,000	8,856	308,856
Alex City Marketplace	453,746	7,836,903	—	—	453,746	7,836,903	8,290,649
Butler Square	1,023,990	6,400,682	10,595	—	1,023,990	6,411,277	7,435,267
Brook Run Shopping Center	2,208,501	12,918,517	257,310	—	2,208,501	13,175,827	15,384,328
Beaver Ruin Village	2,604,155	8,283,904	—	—	2,604,155	8,283,904	10,888,059

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Beaver Ruin Village II	1,153,127	2,809,398	5,000	—	1,153,127	2,814,398	3,967,525
Columbia Fire Station	2,304,937	—	278,557	—	2,304,937	278,557	2,583,494
Chesapeake Square	894,835	4,111,707	—	—	894,835	4,111,707	5,006,542
Sunshine Plaza	1,182,887	6,368,471	—	—	1,182,887	6,368,471	7,551,358
Carolina Place	250,000	—	—	—	250,000	—	250,000
Hilton Head Land	989,437	—	22,064	—	989,437	22,064	1,011,501
Barnett Portfolio	3,107,136	8,912,082	33,139	—	3,115,759	8,936,598	12,052,357
Grove Park	722,150	4,589,698	—	—	722,150	4,589,698	5,311,848
Parkway Plaza	772,030	4,229,713	—	—	772,030	4,229,713	5,001,743
Fort Howard Square	1,889,590	7,350,084	—	—	1,889,590	7,350,084	9,239,674
Conyers Crossing	2,101,459	6,819,984	—	—	2,101,459	6,819,984	8,921,443
LBP Blairmill	—	—	23,965	—	—	23,965	23,965
LBP Milltown	—	—	100,364	—	—	100,364	100,364
LBP Vauxhall	—	—	14,627	—	—	14,627	14,627
McPherson	—	—	7,412	—	—	7,412	7,412
Totals	$63,111,302	$185,329,211	$4,390,627	$—	$63,322,606	$189,508,534	$252,831,140

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Amscot Building	(1)	$175,484	5/15/2004		5-40 years
Lumber River Village	(2)	479,208		11/16/2012	5-40 years
Monarch Bank	(3)	1,017,788		12/28/2007	5-40 years
Perimeter Square	(4)	567,540		11/16/2012	5-40 years
Riversedge North	(5)	979,751	4/17/2008	12/21/2012	5-40 years
Surrey Plaza	(1)	236,687		12/21/2012	5-40 years
The Shoppes at TJ Maxx	(6)	770,204		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	(7)	872,484	9/9/2008	11/16/2012	5-40 years
Twin City Commons	(8)	300,898		12/18/2012	5-40 years
Walnut Hill Plaza	(9)	1,429,149		12/14/2007	5-40 years
Tampa Festival	(10)	595,417		8/26/2013	5-40 years
Starbucks/Verizon	(12)	69,875		10/27/2013	5-40 years
Forrest Gallery	(11)	707,750		8/29/2013	5-40 years
Jenks Plaza	(1)	126,327		12/17/2013	5-40 years
Winslow Plaza	(13)	367,769		12/19/2013	5-40 years
Clover Plaza	(14)	72,413		12/23/2013	5-40 years
St. George Plaza	(15)	82,948		12/23/2013	5-40 years
South Square	(16)	102,698		12/23/2013	5-40 years
Westland Square	(17)	106,561		12/23/2013	5-40 years
Waterway Plaza	(18)	79,194		12/23/2013	5-40 years
Cypress Shopping Center	(19)	203,174		7/1/2014	5-40 years
Harrodsburg Marketplace	(20)	115,580		7/1/2014	5-40 years
Port Crossing Shopping Center	(21)	476,697		7/3/2014	5-40 years
LaGrange Marketplace	(22)	166,640		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)	(23)	—		8/15/2014	N/A
DF I-Moyock (undeveloped land)	(24)	—		8/15/2014	N/A
Freeway Junction	(25)	342,019		9/4/2014	5-40 years
Graystone Crossing	(26)	102,520		9/26/2014	5-40 years
Bryan Station	(27)	114,424		10/2/2014	5-40 years
Crockett Square	(28)	291,990		11/5/2014	5-40 years
Harbor Point (undeveloped land)	(29)	—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		—		12/1/2014	N/A
Laskin Road (undeveloped land)		—		1/9/2015	N/A
Pierpont Centre	(30)	321,596		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace	(31)	214,524		4/1/2015	5-40 years
Butler Square	(32)	139,192		4/15/2015	5-40 years
Brook Run Shopping Center	(33)	441,728		6/2/2015	5-40 years
Beaver Ruin Village	(34)	130,329		7/1/2015	5-40 years
Beaver Ruin Village II	(34)	40,850		7/1/2015	5-40 years
Columbia Fire Station (undeveloped land)	(35)	—		7/1/2015	N/A
Chesapeake Square	(2)	98,924		7/10/2015	5-40 years
Sunshine Plaza	(36)	86,227		7/21/2015	5-40 years
Carolina Place (undeveloped land)		—		7/24/2015	N/A

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Hilton Head Land (undeveloped land)		—		8/14/2015	N/A
Barnett Portfolio	(37)	115,889		8/21/2015	5-40 years
Grove Park	(38)	66,605		9/9/2015	5-40 years
Parkway Plaza	(39)	44,390		9/15/2015	5-40 years
Fort Howard Square	(40)	58,416		9/30/2015	5-40 years
Conyers Crossing	(41)	69,763		9/30/2015	5-40 years
Totals		$12,781,622

	2015	2014
Balance at beginning of period	$160,627,402	$106,832,033
Additions during the period:
Acquisitions	113,950,630	53,081,905
Improvements	1,301,313	713,464
Disposals	$(23,048,205)	$—
Balance at end of period	$252,831,140	$160,627,402

(1)	These properties secure a $3.00 million bank line of credit which did not have a balance at December 31, 2015.

(2)	This property secures a $6.87 million line of credit.

(3)	This property secures a $1.38 million mortgage note.

(4)	This property secures a $4.17 million mortgage note.

(5)	This property secures a $962,000 mortgage note.

(6)	This property secures a $6.08 million mortgage note.

(7)	This property secures a $3.63 million mortgage note.

(8)	This property secures a $3.23 million mortgage note.

(9)	This property secures a $3.54 million mortgage note.

(10)	This property secures a $8.63 million mortgage note.

(11)	This property secures a $8.93 million mortgage note.

(12)	This property secures a $632,000 mortgage note.

(13)	This property secures a $4.62 million mortgage note.

(14)	This property secures a $2.10 million mortgage note.

(15)	This property secures a $2.65 million mortgage note.

(16)	This property secures a $2.16 million mortgage note.

(17)	This property secures a $2.76 million mortgage note.

(18)	This property secures a $2.70 million mortgage note.

(19)	This property secures a $6.63 million mortgage note.

(20)	This property secures a $3.68 million mortgage note.

(21)	This property secures a $6.47 million mortgage note.

(22)	This property secures a $2.42 million mortgage note.

(23)	This property secures a $650,000 mortgage note.

(24)	This property secures a $419,000 mortgage note.

(25)	This property secures a $8.15 million mortgage note.

(26)	This property secures a $4.00 million mortgage note.

(27)	This property secures a $4.63 million mortgage note.

(28)	This property secures a $6.34 million mortgage note.

(29)	This property secures a $733,000 mortgage note.

(30)	This property secures a $9.80 million mortgage note.

(31)	This property secures a $5.75 million mortgage note.

(32)	This property secures a $5.64 million mortgage note.

(33)	This property secures a $10.95 million mortgage note.

(34)	This property secures a $9.40 million mortgage note.

(35)	This property secures a $450,000 mortgage note.

(36)	This property secures a $5.90 million mortgage note.

(37)	This property secures a $8.77 million mortgage note.

(38)	This property secures a $3.80 million mortgage note.

(39)	This property secures a $3.50 million mortgage note.

(40)	This property secures a $7.10 million mortgage note.

(41)	This property secures a $5.96 million mortgage note.

EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.5	Form of Promissory Note for December 2013/January Private Placement Offering (4)

4.6	Form of Convertible Note for December 2013/January 2014 Private Placement Offering (4)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series C Mandatorily Convertible Preferred Units, as amended. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Mandatorily Convertible Preferred Units. (6)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Mandatorily Convertible Preferred Units. (6)

10.5	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.6	Employment Agreement with Jon S. Wheeler (8)

10.7	Employment Agreement with Steven M. Belote (8)

10.8	Employment Agreement with Robin A. Hanisch (8)

10.9	Subordination Agreement (5)

10.10	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.11	Membership Interest Contribution Agreement dated October 24, 2014, by and among Jon S. Wheeler and Wheeler REIT, L.P. (8)

10.12	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.13	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (8)

10.14	Purchase and Sale Agreement dated November 30, 2015, by and among WHLR-ACD Acquisition Company, LLC and certain seller, for the purchase of the AC Portfolio. (9)

10.15	Form of Securities Purchase Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (10)

10.16	Form of Registration Rights Agreement, dated March 19, 2015, between Wheeler Real Estate Investment Trust, Inc. and each of the Investors. (10)

10.17	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (10)

10.18	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (10)

10.19	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (10)

10.20	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank National Association. (11)

21.1	Subsidiaries of Registrant (12)

23.1	Consent of Cherry Bekaert LLP (12)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

99.1	Code of Ethics (2)

101.INS	XBRL Instance Document (12)

101.SCH	XBRL Taxonomy Extension Schema Document (12)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (12)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (12)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (12)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (12)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 5, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 2, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporate by reference.

(12)	Filed herewith.