Form 10-Q
period 2016-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2016-05-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 4, 2016, there were 66,403,669 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS:
Investment properties, net	$237,543,972	$238,764,631
Cash and cash equivalents	7,029,642	10,706,185
Restricted cash	7,180,925	7,364,375
Rents and other tenant receivables, net	3,060,825	3,452,700
Goodwill	5,485,823	5,485,823
Assets held for sale	1,682,526	1,692,473
Above market lease intangible, net	5,981,123	6,517,529
Deferred costs and other assets, net	33,982,124	35,259,526
Total Assets	$301,946,960	$309,243,242
LIABILITIES:
Loans payable	$184,970,426	$184,629,082
Liabilities associated with assets held for sale	1,981,136	1,992,318
Below market lease intangible, net	7,256,541	7,721,335
Accounts payable, accrued expenses and other liabilities	6,522,190	7,533,769
Total Liabilities	200,730,293	201,876,504
Commitments and contingencies

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding, respectively)	452,971	452,971
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 729,119 shares issued and outstanding, respectively)	17,173,672	17,085,147
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 66,314,380 and 66,259,673 shares issued and outstanding, respectively)	663,143	662,596
Additional paid-in capital	220,171,165	220,370,984
Accumulated deficit	(147,526,640)	(140,306,846)
Total Shareholders’ Equity	90,934,311	98,264,852
Noncontrolling interests	10,282,356	9,101,886
Total Equity	101,216,667	107,366,738
Total Liabilities and Equity	$301,946,960	$309,243,242
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE:
Rental revenues	$6,742,193	$3,789,277
Asset management fees	254,891	212,298
Commissions	152,846	108,893
Tenant reimbursements and other revenues	1,988,732	1,043,284
Total Revenue	9,138,662	5,153,752
OPERATING EXPENSES:
Property operations	2,675,025	1,553,674
Non-REIT management and leasing services	377,408	369,775
Depreciation and amortization	4,880,087	3,000,978
Provision for credit losses	87,526	47,198
Corporate general & administrative	2,281,108	2,308,964
Total Operating Expenses	10,301,154	7,280,589
Operating Loss	(1,162,492)	(2,126,837)
Interest expense	(2,419,815)	(2,142,719)
Net Loss from Continuing Operations	(3,582,307)	(4,269,556)
Net Income from Discontinued Operations	20,525	46,367
Net Loss	(3,561,782)	(4,223,189)
Less: Net loss attributable to noncontrolling interests	(332,876)	(462,376)
Net Loss Attributable to Wheeler REIT	(3,228,906)	(3,760,813)
Preferred stock dividends	(511,300)	(2,502,223)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,740,206)	$(6,263,036)

Loss per share from continuing operations (basic and diluted):	$(0.06)	$(0.81)
Income per share from discontinued operations:	—	0.01
	$(0.06)	$(0.80)
Weighted-average number of shares:
Basic and Diluted	66,272,926	7,806,467

Dividends declared per common share	$0.05	$0.09
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2015	562	$452,971	729,119	$17,085,147	66,259,673	$662,596	$220,370,984	$(140,306,846)	$98,264,852	4,055,292	$9,101,886	$107,366,738
Accretion of Series B preferred stock discount	—	—	—	88,525	—	—	—	—	88,525	—	—	88,525
Issuance of common stock under Share Incentive Plan	—	—	—	—	54,707	547	69,453	—	70,000	—	—	70,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	807,727	1,499,383	1,499,383
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(269,272)	—	(269,272)	—	269,272	—
Dividends and distributions	—	—	—	—	—	—	—	(3,990,888)	(3,990,888)	—	(255,309)	(4,246,197)
Net loss	—	—	—	—	—	—	—	(3,228,906)	(3,228,906)	—	(332,876)	(3,561,782)
Balance, March 31, 2016 (Unaudited)	562	$452,971	729,119	$17,173,672	66,314,380	$663,143	$220,171,165	$(147,526,640)	$90,934,311	4,863,019	$10,282,356	$101,216,667
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,561,782)	$(4,223,189)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	1,733,107	969,492
Amortization	3,146,980	2,031,486
Loan cost amortization	189,542	441,392
Above (below) market lease amortization	71,612	197,215
Share-based compensation	70,000	45,000
Provision for credit losses	87,526	47,198
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	322,899	304,487
Unbilled rent	(8,405)	(55,322)
Cash restricted for operating property reserves	146,307	234,902
Deferred costs and other assets, net	(1,869,578)	(4,864,905)
Accounts payable, accrued expenses and other liabilities	329,569	262,342
Net operating cash flows provided by discontinued operations	4,034	265,466
Net cash from (used in) operating activities	661,811	(4,344,436)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(5,449,388)
Capital expenditures	(369,306)	(10,600)
Decrease (increase) in capital property reserves	37,143	(294,541)
Net investing cash flows from discontinued operations	—	914,388
Net cash used in investing activities	(332,163)	(4,840,141)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(96,552)	(331,858)
Dividends and distributions paid	(4,142,579)	(2,150,223)
Proceeds from sales of preferred stock, net of expenses	—	83,672,828
Net payments to related parties	(10,145)	(431,540)
Loan proceeds	3,000,000	—
Loan principal payments	(2,751,646)	(567,492)
Net financing cash flows used in discontinued operations	(5,269)	(18,560)
Net cash (used in) from financing activities	(4,006,191)	80,173,155
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,676,543)	70,988,578
CASH AND CASH EQUIVALENTS, beginning of period	10,706,185	9,969,748
CASH AND CASH EQUIVALENTS, end of period	$7,029,642	$80,958,326
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$9,800,000
Noncontrolling interests resulting from the issuance of common units	$1,499,383	$—
Conversion of senior convertible debt into Series C preferred stock	$—	$3,000,000
Accretion of preferred stock discounts	$88,525	$1,211,202
Other Cash Transactions:
Cash paid for interest	$2,262,379	$1,877,966
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2016, the Trust, through the Operating Partnership, owned and operated forty-two centers, one office building, and ten undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2015 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2015 Annual Report filed on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”).

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the quarters ended March 31, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less or investments easily converted into known amounts of cash to be cash and cash equivalents without a significant cost to the Company. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and cash equivalents and its trade accounts receivable. The Company places its cash and cash equivalents with institutions of high credit quality.

The Company places its cash and cash equivalents on deposit with financial institutions in the United States and the amounts are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. As of March 31, 2016 and December 31, 2015, the Company had cash balances of $3.92 million and $6.99 million, respectively, that exceeded the FDIC coverage, but management believes that the risk of loss is minimal.

Restricted Cash

Restricted cash represents amounts held by lenders for real estate taxes, insurance and reserves for capital improvements. The Company presents changes in cash restricted for real estate taxes and insurance as operating activities in the condensed consolidated statement of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the condensed consolidated statement of cash flows.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2016 and December 31, 2015, the Company’s allowance for uncollectible accounts totaled $391,300 and $411,394, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded bad debt expenses in the amount of $87,526 and $47,198, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2016 and 2015, the Company did not realize any recoveries related to tenant receivables previously written off.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of leasing commissions, capitalized legal and marketing costs and tenant relationship intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.
Details of these deferred costs, net of amortization, and other assets are as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Lease origination costs, net	$1,307,099	$1,376,652
Leases in place, net	17,394,320	19,091,917
Deposits	3,487,568	2,012,996
Legal and marketing costs, net	121,676	129,325
Tenant relationships, net	10,718,892	12,060,172
Other	952,569	588,464
Total Deferred Costs and Other Assets, net	$33,982,124	$35,259,526

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place and legal and marketing costs represents a component of depreciation and amortization expense. As of March 31, 2016 and December 31, 2015, the Company’s intangible accumulated amortization totaled $19,469,800 and $16,595,092, respectively. During the three months ended March 31, 2016 and 2015, the Company’s intangible amortization expense totaled $3,146,980 and $2,031,486, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

For the Periods Ending March 31,	Lease Origination Costs	Leases In Place	Legal & Marketing Costs	Tenant Relationships
2017	$336,589	$5,360,218	$21,340	$3,788,056
2018	282,219	4,182,980	24,131	2,771,963
2019	191,515	2,789,159	18,976	1,773,020
2020	133,743	1,849,525	15,291	1,095,676
2021	97,645	1,040,871	11,541	554,749
Thereafter	265,388	2,171,567	30,397	735,428
	$1,307,099	$17,394,320	$121,676	$10,718,892
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2016 and 2015, the Company recognized percentage rents of $70,228 and $26,211, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements and other income." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the quarters ended March 31, 2016 and 2015.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2016 and 2015, the Company recognized lease termination fees of $25,674 and $0, respectively.

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
Taxable REIT Subsidiary Cost Allocation

The Company’s overall philosophy regarding cost allocation centers around the premise that the Trust exists to acquire, lease and manage properties for the benefit of its investors. Accordingly, a majority of the Company’s operations occur at the property level. Each property must carry its own weight by absorbing the costs associated with generating its revenues. Additionally, leases generally allow the Company to pass through to the tenant most of the costs involved in operating the property, including, but not limited to, the direct costs associated with owning and maintaining the property (landscaping, repairs and maintenance, taxes, insurance, etc.), property management and certain administrative costs.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $62,086 and $45,172 for the three months ended ended March 31, 2016 and 2015, respectively.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Condensed Consolidated Statements of Operations is presented below:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Acquisition and development costs	$413,310	$653,242
Professional fees	378,196	388,233
Compensation and benefits	965,929	655,817
Corporate administration	234,929	273,033
Equity, debt and refinancing costs	62,169	—
Travel	136,176	203,341
Advertising	62,086	45,172
Taxes and licenses	28,313	90,126
Total	$2,281,108	$2,308,964
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Consolidated statements of changes in equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. These new standards will be effective for the Company in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016. The Company will adopt this ASU as of December 31, 2016 and use its guidance when evaluating whether there is substantial doubt about the Company's ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company adopted the ASU effective January 1, 2016 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $4.71 million as of December 31, 2015 have been reclassified from other assets and presented as a deduction of indebtedness in the consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." This new guidance requires that the acquirer recognizes adjustments to preliminary acquisition values and account for the cumulative effect of any required adjustments in the period in which they are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a prospective approach for adjustments that occur after the effective date. The Company adopted the ASU effective January 1, 2016.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 8 for the Company’s current lease commitments. The Company is currently evaluating the impact of ASU 2016-02 on its financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The new standard can be applied using either a prospective transition method or a retrospective transition method. The Company will adopt this ASU in 2017 and does not expect the adoption of this ASU to materially impact its financial position or results of operations.

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

3. Investment Properties
Investment properties consist of the following:

	March 31, 2016	December 31, 2015
	(unaudited)
Land	$50,777,143	$50,777,143
Land held for improvement	12,359,346	12,353,963
Buildings and improvements	188,818,862	188,338,469
Investment properties at cost	251,955,351	251,469,575
Less accumulated depreciation and amortization	(14,411,379)	(12,704,944)
Investment properties, net	$237,543,972	$238,764,631
The Company’s depreciation expense on investment properties was $1,733,107 and $969,492 for the three months ended March 31, 2016 and 2015, respectively.
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
As of March 31, 2016 and December 31, 2015, assets held for sale consisted of the following:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	March 31, 2016 (unaudited)	December 31, 2015

Investment properties, net	$1,284,888	$1,284,888
Rents and other tenant receivables, net	28,998	38,945
Above market leases	2,616	2,616
Deferred costs and other assets, net	366,024	366,024
Total assets held for sale	$1,682,526	$1,692,473
As of March 31, 2016 and December 31, 2015, liabilities associated with assets held for sale consisted of the following:

	March 31, 2016 (unaudited)	December 31, 2015

Loans payable	$1,961,625	$1,966,806
Below market lease intangible, net	14,758	14,758
Accounts payable, accrued expenses and other liabilities	4,753	10,754
Total liabilities associated with assets held for sale	$1,981,136	$1,992,318

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

The following is a summary of the income from discontinued operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Revenues	$99,530	$598,389
Expenses	56,897	316,277
Operating income	42,633	282,112
Interest expense	22,108	235,745
Income from discontinued operations	$20,525	$46,367

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable
The Company’s loans payable consist of the following:

Property/Description	Monthly Payment		Interest Rate	Maturity	March 31, 2016	December 31, 2015
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,599,870	$3,634,085
Monarch Bank Building	$9,473		4.15%	December 2017	1,362,425	1,376,452
Perimeter Square	$28,089		6.38%	June 2016	4,133,592	4,166,406
Riversedge North	$8,802		6.00%	January 2019	950,414	962,281
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,511,836	3,535,606
Twin City Commons	$17,827		4.86%	January 2023	3,211,553	3,225,473
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	6,038,482	6,081,272
Bank Line of Credit	Interest only		4.25%	September 2016	3,000,000	—
Bank Line of Credit	Interest only		2.94%	May 2018	6,873,750	6,873,750
Forrest Gallery	$50,973		5.40%	September 2023	8,895,572	8,926,712
Tampa Festival	$50,797		5.56%	September 2023	8,596,023	8,627,294
Winslow Plaza	Interest only		4.82%	December 2025	4,620,000	4,620,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,662,408	3,677,501
Port Crossing	$34,788		4.84%	August 2024	6,446,357	6,471,636
LaGrange Marketplace	$13,813		5.00%	March 2020	2,406,217	2,418,212
Freeway Junction	Interest only		4.60%	September 2024	8,150,000	8,150,000
DF I-Edenton	$250,000	[1]	3.75%	September 2016	400,000	650,000
DF I-Moyock	$10,665		5.00%	July 2019	391,723	418,538
Graystone Crossing	$20,386		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	710,339	732,685
Pierpont Centre	Interest only		3.95%	February 2025	8,450,000	8,450,000
Alex City Marketplace	Interest only		3.90%	April 2025	5,750,000	5,750,000
Butler Square	Interest only		4.08%	May 2025	5,640,000	5,640,000
Brook Run Shopping Center	Interest only		3.90%	June 2025	10,950,000	10,950,000
Beaver Ruin Village I and II	Interest only		4.73%	July 2025	9,400,000	9,400,000
Columbia Fire Station	Interest only		8.00%	December 2017	459,114	450,053
Sunshine Shopping Plaza	Interest only		4.57%	August 2025	5,900,000	5,900,000
Barnett Portfolio	Interest only		4.30%	September 2025	8,770,000	8,770,000
Grove Park Shopping Center	Interest only		4.52%	October 2025	3,800,000	3,800,000
Parkway Plaza	Interest only		4.57%	October 2025	3,500,000	3,500,000
Conyers Crossing	Interest only		4.67%	October 2025	5,960,000	5,960,000
Fort Howard Shopping Center	Interest only		4.57%	October 2025	7,100,000	7,100,000
Senior convertible notes	Interest only		9.00%	December 2018	3,000,000	3,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	—	2,160,000
South Carolina Food Lions note	$68,320		5.25%	January 2024	12,346,548	12,375,000
Total Principal Balance					189,573,723	189,340,456
Unamortized debt issuance cost					(4,603,297)	(4,711,374)
Total Loans Payable					$184,970,426	$184,629,082
(1)$250,000plus accrued interest paid quarterly until maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

On May 29, 2015, the Operating Partnership entered into a credit agreement (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio. As of March 31, 2016, the Company has pledged Lumber River and Chesapeake Square as collateral towards the Credit Agreement with outstanding borrowings of $6.87 million at an interest rate of 2.94%. The available borrowing capacity of approximately $37.53 million as of March 31, 2016 is available for the Company as long as such amounts are fully collateralized. The amounts available to the Company under the Credit Agreement that have not been borrowed accrue fees which are paid at a rate of 0.30% on a monthly basis. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of March 31, 2016. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of March 31, 2016, the Company has not incurred an event of default.

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt from cash on hand.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of March 31, 2016, the Company believes it is in compliance with all applicable covenants.

Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of March 31, 2016 are as follows:

For the Periods Ending March 31,

(unaudited)
2017	$9,791,207
2018	10,326,405
2019	12,409,633
2020	3,894,318
2021	6,919,536
Thereafter	146,232,624
Total principal maturities	$189,573,723

6. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of March 31, 2016 are as follows:

For the Periods Ending March 31,
(unaudited)
2017	$26,248,038
2018	22,967,833
2019	17,398,950
2020	13,193,054
2021	8,338,053
Thereafter	14,109,573
Total minimum rentals	$102,255,501

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
As of March 31, 2016, 3,354,583 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 729,119 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $3,000,000 of senior convertible debt are eligible to be converted into 5,062,674 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at March 31, 2016. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended March 31,
	2016	2015
Common unit and common shareholders	$3,734,897	$992,883
Preferred shareholders	511,300	2,502,223
Total	$4,246,197	$3,495,106

On March 16, 2016, the Company declared a $0.0175 per share dividend payable on or about April 30, 2016 to shareholders and unitholders of record as of March 31, 2016. Accordingly, the Company has accrued $1,245,605 as of March 31, 2016 for this dividend.
During the three months ended March 31, 2016, the Company declared quarterly dividends of $422,774 to preferred shareholders of record as of March 31, 2016 to be paid on April 15, 2016. Accordingly, the Company has accrued $422,774 as of March 31, 2016 for this dividend.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 1,000,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company.

Equity Issuances under 2015 Incentive Plan

During the three months ended March 31, 2016, the Company issued 54,707 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $70,000. As of March 31, 2016, there are 702,401 shares available for issuance under the Company’s 2015 Stock Incentive Plan.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Commitments and Contingencies
Lease Commitments
As of March 31, 2016, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,539 and $4,432 during the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Beaver Ruin Village property is subject to a ground lease which terminates in 2054. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $11,428 and $0 during the quarters ended March 31, 2016 amd 2015, respectively.

As of March 31, 2016, the Beaver Ruin Village II property is subject to a ground lease which terminates in 2056. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,463 and $0 during the quarters ended March 31, 2016 and 2015, respectively.

As of March 31, 2016, the Company leases office space in Charleston, South Carolina, subject to a lease that terminates in 2019. The lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred lease expense of $16,758 and $16,336 during the quarters ended March 31, 2016 and 2015, respectively.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended March 31,
2017	$172,175
2018	175,844
2019	178,858
2020	119,754
2021	77,611
Thereafter	2,942,390
$3,666,632

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 2%, 23%, 72% and 3%, respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2016. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

9. Related Party Transactions
The amounts disclosed below reflect the activity between the Company, Mr. Wheeler's affiliates and the Operating Companies through the date of acquisition. All amounts subsequent to the acquisition date have been eliminated in consolidation.

	March 31,
	2016	2015
Amounts paid to affiliates	$75,649	$354,521
Amounts received from affiliates	$(302,010)	$(176,435)
Amounts due from affiliates	$(464,963)	$(597,617)
The Company, through the Operating Partnership, is performing development services for Pineland Associates, LLC and several of its affiliated parties (“Pineland”), all of which are related parties of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina. Pineland is responsible for development fees on the hard construction costs and reimbursing the Company for any costs advanced towards the project. As of March 31, 2016, the Company had advanced approximately $2.77 million towards the project. This amount is included in the "Deferred costs and other assets" line item on the Condensed Consolidated Balance Sheet.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Subsequent Events
Acquisitions

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71 million, paid through a combination of cash, debt and the issuance of 888,889 common units in the Operating Partnership. Collectively, the A-C Portfolio total 605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-Lo, Harris Teeter or Piggly Wiggly grocery store.

The AC Portfolio consists of the following properties:

Property Name	Location	Square Feet
Darien Shopping Center	Darien, GA	26,001
Devine Street	Columbia, SC	38,464
Folly Road	Charleston, SC	47,794
Georgetown	Georgetown, SC	29,572
Ladson Crossing	Ladson, SC	52,607
Lake Greenwood Crossing	Greenwood, SC	47,546
Lake Murray	Lexington, SC	39,218
Litchfield Market Village	Pawleys Island, SC	86,740
Moncks Corner	Moncks Corner, SC	26,800
Ridgeland	Ridgeland, SC	20,029
Shoppes at Myrtle Park	Bluffton, SC	56,380
South Lake	Lexington, SC	44,318
South Park	Mullins, SC	60,874
St. Matthews	St. Matthews, SC	29,015

The following summarizes the consideration paid and the preliminary fair values of assets acquired and liabilities assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. In determining fair values, the Company considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties. The valuation and purchase price allocation for this acquisition are preliminary, but are expected to be finalized by March 31, 2017.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

A-C Portfolio
Preliminary fair value of assets acquired and liabilities assumed:
Investment property (a)	$58,595,869
Lease intangibles and other assets (b)	12,124,143
Above market leases (c)	2,942,219
Below market leases (c)	(2,662,231)

Preliminary fair value of net assets acquired:	$71,000,000

Purchase consideration:
Consideration paid with cash and debt	$69,000,000
Consideration paid with common units	2,000,000

Total consideration (d)	$71,000,000

a.
Represents the preliminary fair value of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The preliminary fair value was determined using following approaches:

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

b.
Represents the preliminary fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, in place leases and tenant relationships associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

d.	Represents the components of purchase consideration paid.
Unaudited pro forma financial information in the aggregate is presented below for the acquisitions of the A-C Portfolio. The unaudited pro forma information presented below includes the effects of the acquisitions as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred and adjustments attributable to the increase in noncontrolling interests relating to the incremental common units used as consideration in the acquisition of the A-C Portfolio.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Rental revenue	$8,445,894	$5,500,993
Net loss	$(4,009,869)	$(4,759,684)
Net loss attributable to Wheeler REIT	$(3,554,453)	$(4,097,715)
Net loss attributable to Wheeler REIT common shareholders	$(4,065,753)	$(6,599,938)
Basic loss per share	$(0.06)	$(0.85)
Diluted loss per share	$(0.06)	$(0.85)
Loans Payable
Revere Loan Agreement
In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016 (“Revere Term Loan”) in the principal amount of $8.0 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 8% per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan.
Revere Warrant Agreement
In connection with the Revere Term Loan, the Company and Revere entered into a Warrant Agreement dated as of April 8, 2016 (“Revere Warrant Agreement”), pursuant to which the Company agreed to issue the Warrant to Revere. The terms of the Revere Warrant Agreement provide that solely in the event of an Event of Default (as defined in the Revere Term Loan) under the Revere Term Loan, Revere shall have the right to purchase an aggregate of up to 6,000,000 shares of the Company’s Common Stock for an exercise price equal to $0.0001 per share. The Warrant is exercisable at any time and from time to time during the period starting on April 8, 2016 and expiring on April 30, 2017 at 11:59 p.m., Virginia Beach, Virginia time, solely in the event of an Event of Default under the Revere Term Loan. The Company will not receive any proceeds from the issuance of the Warrant; rather the Warrant serves as collateral for the Revere Term Loan, the proceeds of which were used as partial consideration for the A-C Portfolio. The issuance of the Warrant is exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended based upon the above facts, because Revere is an accredited investor and because the issuance of the Warrant was a private transaction by the Company and did not involve any public offering.
KeyBank Credit Agreement Amendment
On April 12, 2016, Wheeler REIT, entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement dated May 29, 2015 with KeyBank National Association (“KeyBank”). The First Amendment increased the $45.0 million revolving credit line with KeyBank to approximately $67.2 million of which approximately $60.4 million was used to fund the purchase of the A-C Portfolio in part. Pursuant to the terms of the First Amendment, the pricing of the increased credit facility will now be 500 basis points above 30-day LIBOR. The credit facility will revert back to the reduced pricing in the original credit agreement conditions upon the Company meeting certain repayment and leverage conditions by March 31, 2017.
Convertible Notes Amendment
Effective as of April 28, 2016, Wheeler Real Estate Investment Trust, Inc. (“Company”) and certain investors: Calapasas West Partners, L.P.; Full Value Partners, L.P.; Full Value Special Situations Fund, L.P.; MCM Opportunity Partners, L.P.; Mercury Partners, L.P.; Opportunity Partners, L.P.; Special Opportunities Fund, Inc.; and Steady Gain Partners, L.P. (collectively the “Bulldog Investors”) amended convertible 9% senior notes (“Amended Convertible Notes”) to purchase shares

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of the Company’s common stock $0.01 par value per share (“Common Stock”). The current aggregate principal amount of the Convertible Notes is $3,000,000 (“Principal Amount”).

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2015 Form 10-K for the year ended December 31, 2015. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
Executive Overview
The March 31, 2016 three month period includes the combined operations of all properties owned at December 31, 2015 as described in our 2015 Form 10-K. Conversely, the March 31, 2015 three month period includes the combined operations of all properties owned at December 31, 2014 as described in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"), and a partial quarter for Pierpont Center which was acquired in January 2015. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2015 annual and 2016 three month periods (collectively referred to as “same stores”) and of those properties acquired during 2015 (collectively referred to as “new stores”). This illustrates the significant impact the properties acquired during 2015 had on our results of operations.
Leasing Activity
Renewals during the first three months of 2016 were comprised of ten deals totaling 32,056 square feet with a weighted-average increase of $0.93 per square foot, representing an increase of 7.39% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $1.14 per square foot on seven renewals and no changes per square foot on three renewals. Four renewals represented options being exercised. Additionally, we signed ten new leases totaling 18,937 square feet with weighted-average rents of $14.03 per square foot during the three months ended March 31, 2016.
Approximately 8.57% of our gross leasable area is subject to leases that expire during the twelve months ending March 31, 2017 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2015 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2016. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2016	2015	Change	% Change
PROPERTY DATA:
Number of properties owned and operated at period end(1)	42	31	11	35.48%
Aggregate gross leasable area at period end(1)	3,151,358	2,029,073	1,122,285	55.31%
Ending occupancy rate at period end (1)	93.88%	95.81%	(1.93)%	(2.01)%
FINANCIAL DATA:
Rental revenues	$6,742,193	$3,789,277	$2,952,916	77.93%
Asset management fees	254,891	212,298	42,593	20.06%
Commissions	152,846	108,893	43,953	40.36%
Tenant reimbursements and other revenues	1,988,732	1,043,284	945,448	90.62%
Total Revenue	9,138,662	5,153,752	3,984,910	77.32%
EXPENSES:
Property operations	2,675,025	1,553,674	1,121,351	72.17%
Non-REIT management and leasing services	377,408	369,775	7,633	2.06%
Depreciation and amortization	4,880,087	3,000,978	1,879,109	62.62%
Provision for credit losses	87,526	47,198	40,328	85.44%
Corporate general & administrative	2,281,108	2,308,964	(27,856)	(1.21)%
Total Operating Expenses	10,301,154	7,280,589	3,020,565	41.49%
Operating Loss	(1,162,492)	(2,126,837)	964,345	45.34%
Interest expense	(2,419,815)	(2,142,719)	(277,096)	(12.93)%
Net Loss from Continuing Operations	(3,582,307)	(4,269,556)	687,249	16.10%
Discontinued Operations
Income (loss) from operations	20,525	46,367	(25,842)	(55.73)%
Net Income from Discontinued Operations	20,525	46,367	(25,842)	(55.73)%
Net Loss	(3,561,782)	(4,223,189)	661,407	15.66%
Net loss attributable to noncontrolling interests	(332,876)	(462,376)	129,500	28.01%
Net Loss Attributable to Wheeler REIT	$(3,228,906)	$(3,760,813)	$531,907	14.14%
(1)    Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since fourteen of the fifteen 2015 retail acquisitions occurred subsequent to March 31, 2015.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$4,755,095	$4,563,655	$3,975,830	$268,906	$8,730,925	$4,832,561
Property expenses	1,642,980	1,471,685	1,032,045	81,989	2,675,025	1,553,674
Property Net Operating Income	3,112,115	3,091,970	2,943,785	186,917	6,055,900	3,278,887
Asset Management and Commission Revenue	407,737	321,191	—	—	407,737	321,191
Non-REIT management and leasing services	377,408	369,775	—	—	377,408	369,775
Depreciation and amortization	1,971,902	2,562,185	2,908,185	438,793	4,880,087	3,000,978
Provision for credit losses	39,272	47,198	48,254	—	87,526	47,198
Corporate general & administrative	2,208,146	1,984,784	72,962	324,180	2,281,108	2,308,964
Total Other Operating Expenses	4,596,728	4,963,942	3,029,401	762,973	7,626,129	5,726,915
Interest expense	1,543,086	2,059,078	876,729	83,641	2,419,815	2,142,719
Net Loss from Continuing Operations	(2,619,962)	(3,609,859)	(962,345)	(659,697)	(3,582,307)	(4,269,556)
Discontinued Operations
Income (loss) from operations	4,567	68,075	15,958	(21,708)	20,525	46,367
Net Income (Loss) from Discontinued Operations	4,567	68,075	15,958	(21,708)	20,525	46,367
Net Loss	$(2,615,395)	$(3,541,784)	$(946,387)	$(681,405)	$(3,561,782)	$(4,223,189)
Property Revenues
Total same store property revenues for the three month period ended March 31, 2016 were $4.76 million compared to $4.56 million for the three month period ended March 31, 2015, representing an increase of approximately $0.19 million. Same store revenues fluctuated primarily due to increases in tenant reimbursements, contractual rent adjustments, positive rent spreads on renewals and increases in occupancy.
The three month period ended March 31, 2016 represent full periods of operations reported for the fifteen retail acquisitions made in 2015. These properties (new stores) contributed $3.98 million in revenues for the three month period ended March 31, 2016, compared to $0.27 million in contributions to revenue for the three month period ended March 31, 2015. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store property expenses for the three month period ended March 31, 2016 were $1.64 million compared to $1.47 million for the three month period ended March 31, 2015. The increase was primarily due to the nature and timing of expenses relating to repairing and maintaining the buildings and associated parcels and increases in real estate taxes due to property reassessments of prior acquisitions for the three months ended March 31, 2016 as compared to the 2015 three month period.
There were no significant unusual or non-recurring items included in new store property expenses for the three month periods ended March 31, 2016.
Property Net Operating Income

Total property net operating income was $6.06 million for the three month period ended March 31, 2016 compared to $3.28 million for the three month period ended March 31, 2015. The March 2016 three month period results represent an increase of $2.78 million over the comparable March 2015 period, primarily due to the increases in property revenues resulting from the fourteen incremental 2015 retail acquisitions that occured subsequent to March 31, 2015. New stores accounted for the majority of these increases by generating $2.94 million in property net operating income for the three month period ended March 31, 2016, compared to $0.19 million for the three month period ended March 31, 2015.

Other Operating Expenses
Same store other operating expenses for the three month period ended March 31, 2016 were $4.60 million, which represents a decrease of $0.37 million over the three month period ended March 31, 2015. This decrease in same store operating expenses resulted from a decrease of $0.59 million in depreciation and amortization expenses for the three month period offset by an increase of $0.22 million in general and administrative expenses.The decreases in same store depreciation and amortization expense for the three month period ended March 31, 2016 resulted from additional assets becoming fully depreciated and amortized since the March 2015 period.
Total general and administrative expenses for the three month period ended March 31, 2016 decreased by $0.03 million as compared to the 2015 periods. General and administrative expenses during the March 2016 three month period included approximately $0.67 million of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

Three Months Ended March 31, 2016
(unaudited)
Acquisition costs	$413,310
Capital related costs	62,169
Other	191,000
$666,479
Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the A-C Portfolio acquisition completed on April 12, 2016 and sourcing and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis.
Interest Expense
Same store interest expense was $1.54 million for the three month period ended March 31, 2016, which represents a decrease of $0.52 million as compared to $2.06 million for the three month period ended March 31, 2015. The quarterly decrease primarily resulted from the $6.16 million reduction in senior non-convertible debt and a decline in outstanding debt for same stores. Total interest expense for the three months ended March 31, 2016 increased $0.28 million. The increase is primarily attributed to the interest expense incurred for the $67.23 million of loans payable relating to retail properties acquired subsequent to March 31, 2015, which was partially offset by the interest expense decrease associated with same stores noted above.
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

Below is a comparison of same and new store FFO for the three month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(2,615,395)	$(3,541,784)	$(946,387)	$(681,405)	$(3,561,782)	$(4,223,189)	$661,407	15.66%
Depreciation and amortization of real estate assets from continuing operations	1,971,902	2,562,185	2,908,185	438,793	4,880,087	3,000,978	1,879,109	62.62%
Depreciation and amortization of real estate assets from discontinued operations	—	207,455	—	28,051	—	235,506	(235,506)	(100.00)%
Depreciation of real estate assets	1,971,902	2,769,640	2,908,185	466,844	4,880,087	3,236,484	1,643,603	50.78%
FFO	$(643,493)	$(772,144)	$1,961,798	$(214,561)	$1,318,305	$(986,705)	$2,305,010	233.61%
During the three month period ended March 31, 2016, same store FFO increased $0.13 million, primarily due to a decrease in interest expense of $0.52 million offset by an increase of $0.22 million in corporate general and administrative expenses for the three month period ended March 31, 2016, as described above. Total FFO increased $2.31 million for the three month period ended March 31, 2016, primarily due to the expansion of operations resulting from the fourteen retail acquisitions occurring subsequent to March 31, 2015 that contributed incremental new store FFO of $2.18 million when compared to the same period prior year.
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
Total AFFO for the three month periods ended March 31, 2016, respectively, is shown in the table below:

	Three Months Ended March 31,
	2016	2015
FFO	$1,318,305	$(986,705)
Preferred stock dividends	(511,300)	(2,502,223)
Preferred stock accretion adjustments	88,525	1,211,202
FFO available to common shareholders and common unitholders	895,530	(2,277,726)
Acquisition costs	413,310	653,242
Capital related costs	62,169	68,518
Other non-recurring and non-cash expenses	237,460	89,500
Share-based compensation	150,250	45,000
Straight-line rent	(7,106)	(57,577)
Loan cost amortization	189,542	486,198
Above/below market lease amortization	71,612	195,729
Recurring capital expenditures and tenant improvement reserves	(139,183)	(130,900)
AFFO	$1,873,584	$(928,016)

Preferred stock dividends for the three month period ended March 31, 2015 include approximately $0.35 million of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock. The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At March 31, 2016, our consolidated cash and cash equivalents totaled $7.03 million compared to consolidated cash and cash equivalents of $10.71 million at December 31, 2015. Cash flows from operating activities, investing activities and financing activities for the three month periods ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2016	2015	$	%
Operating activities	$661,811	$(4,344,436)	$5,006,247	(115.23)%
Investing activities	$(332,163)	$(4,840,141)	$4,507,978	(93.14)%
Financing activities	$(4,006,191)	$80,173,155	$(84,179,346)	(105.00)%
Operating Activities
During the three months ended March 31, 2016, our cash flows from operating activities were $0.66 million, compared to cash flows used in operating activities of $4.34 million during the three months ended March 31, 2015. Operating cash flows were primarily impacted by the $0.66 million decrease in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the additional FFO of $2.18 million from new stores that were acquired in 2015. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions.
Investing Activities
During the three months ended March 31, 2016, our cash flows used in investing activities were $0.33 million, compared to cash flows used in investing activities of $4.84 million during the three months ended March 31, 2015. The 2016 amount reflects no acquisitions in the three months ended March 31, 2016, while the 2015 amount reflects the cash used to acquire the three properties during the three months ended March 31, 2015. Investing cash flows for the three months ended March 31, 2015 include the impact of approximately $0.9 million related to the acquisition of the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre, which are now assets held for sale.
Financing Activities
During the three months ended March 31, 2016, our cash flows used in financing activities were $4.01 million, compared to $80.17 million of cash flows from financing activities during the three months ended March 31, 2015. The primary factor contributing to the comparative fluctuation in financing cash flows was the Series C Preferred Stock offering in March 2015, which generated $83.67 million. This was partially offset by an increase in dividends paid of $1.99 million during the three months ended March 31, 2016 when compared to the same period last year.
There was no refinancing activity during the three month periods ended March 31, 2016 and 2015.
As of March 31, 2016 and December 31, 2015, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	March 31, 2016	December 31, 2015
Fixed-rate notes	$182,699,973	$182,466,706
Fixed-rate notes, assets held for sale	1,976,861	$1,982,042
Floating-rate line of credit	6,873,750	6,873,750
Total debt	$191,550,584	$191,322,498

The weighted-average interest rate and term of our fixed-rate debt are 4.68% and 7.42 years, respectively, at March 31, 2016. We have $9.81 million of debt maturing during the twelve months ending March 31, 2017. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at March 31, 2016 are $9.8 million in debt maturities due within the following year, debt service payments, preferred stock dividends, margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $0.21 per share (approximately $14.9 million) targeted annual common stock dividend we are currently paying on monthly basis. Subsequent to March 31, 2016 and prior to filing the Form 10-Q for the period then ended, the Company entered into certain other debt agreements to borrow $68.4 million to fund the acquisition of the A-C Portfolio as documented within Note 10 to the financial statements. We expect the A-C Portfolio will provide additional liquidity towards meeting our future obligations. However, the related debt agreements require debt payments of $17.3 million payable prior to March 31, 2017, resulting in total debt maturities of $27.1 million being due within a year of our March 31, 2016 balance sheet date. The amended Credit Agreement with KeyBank temporarily increased our leverage ratio requirement until March 31, 2017, at which time the requirement will revert back to the original ratio documented within the Credit Agreement with KeyBank entered into on May 29, 2015.
As stated above, our amended Credit Agreement with KeyBank requires us to reduce our overall leverage ratio prior to March 31, 2017, which may require us to raise additional cash proceeds from sources other than debt refinancing. We have implemented plans to meet these requirements, including reductions in general and administrative expenses and discussions with various third party capital sources. Additionally, we are in the process of refinancing pending debt maturities and portions of the Key Bank credit facility to expedite meeting the conditions of the Credit Agreement. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.
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
Off-Balance Sheet Arrangements
As of March 31, 2016, the KeyBank line of credit represents the only significant off-balance sheet arrangement that is likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. These new standards will be effective for the Company in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016. The Company adopted this ASU on January 1, 2016 and used its guidance in evaluating whether there is substantial doubt about the Company's ability to continue as a going concern as of the date of this filing.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company adopted the ASU effective January 1, 2016 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $4.71 million as of December 31, 2015 have been reclassified from other assets and presented as a deduction of indebtedness in the consolidated balance sheet.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." This new guidance requires that the acquirer recognizes adjustments to preliminary acquisition values and account for the cumulative effect of any required adjustments in the period in which they are determined. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a prospective approach for adjustments that occur after the effective date. The Company adopted the ASU effective January 1, 2016.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 is intended to improve financial reporting about leasing transactions. The ASU affects all companies and other organizations that lease assets such as real estate, airplanes, and manufacturing equipment. The ASU will require organizations that lease assets referred to as “Lessees” to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. An organization is to provide disclosures designed to enable users of financial statements to understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements concerning additional information about the amounts recorded in the financial statements. Under the new guidance, a lessee will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP which requires only capital leases to be recognized on the balance sheet the new ASU will require both types of leases (i.e. operating and capital) to be recognized on the balance sheet. The FASB lessee accounting model will continue to account for both types of leases. The capital lease will be accounted for in substantially the same manner as capital leases are accounted for under existing GAAP. The operating lease will be accounted for in a manner similar to operating leases under existing GAAP, except that lessees will recognize a lease liability and a lease asset for all of those leases. The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 8 for the Company’s current lease commitments. The Company is currently evaluating the impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards s either equity or liabilities and classification on the statement of cash flows.  This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The new standard can be applied using either a prospective transition method or a retrospective transition method. The Company will adopt this ASU in 2017 and does not expect the adoption of this ASU to materially impact its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At March 31, 2016, approximately $184.68 million, or 96.41%, of our debt had fixed interest rates and approximately $6.87 million, or 3.59%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $0.07 million per year. At March 31, 2016, LIBOR was approximately 44 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $0.03 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2016 (the end of the period covered by this Form 10-Q).
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
Item 1A. Risk Factors.
The Company first met the requirements of an accelerated filer in 2015, therefore, it was not required to disclose risk factors in any of its previously filed Annual Reports on Form 10-K.  Accordingly, this item is not applicable   The Company did disclose risk factors in its Registration Statement on Form S-11 (the “Registration Statement”) filed on August 20, 2014, as amended (File No. 198245) and there have been no material changes from the risk factors disclosed in the Registration Statement.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    On January 19, 2016, in connection with the acquisition of real property located in Virginia Beach, Virginia known as Laskin Road, and pursuant to the terms of a Subscription Agreement between the Operating Partnership and Darefund, LLC, a Virginia limited liability company (“Darefund”), the Operating Partnership exchanged an aggregate of 807,727 of its common units worth $1,499,383 as consideration for real property known as Laskin Road, located in Virginia Beach, Virginia.

The common units are redeemable for cash equal to the then-current market value of one share of the Trust’s common stock or, at the Trust’s option, one share of the Trust’s common stock, commencing 12 months following the completion of this exchange. The Operating Partnership did not receive any proceeds from the exchange because the common units were used as consideration to acquire Laskin Road. The issuance of the common units was exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended, based upon the above facts, because Darefund is an accredited investor and because the issuance of the common units was a private transaction by the Operating Partnership and did not involve any public offering

No underwriter was used in connection with the issuance of these common units.

(b)    Not applicable.

(c)    Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.5	Form of Warrant Agreement with Revere High Yield Fund, LP (14)

4.6	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (15)

4.7	Full Value Partners, L.P. Amended Convertible Promissory Note. (15)

4.8	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (15)

4.9	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.10	Mercury Partners, L.P. Amended Convertible Promissory Note. (15)

4.11	Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.12	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (15)

4.13	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (15)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series C Mandatorily Convertible Preferred Units, as amended. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Mandatorily Convertible Preferred Units. (6)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Mandatorily Convertible Preferred Units. (6)

10.5	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.6	Employment Agreement with Jon S. Wheeler (12)

10.7	Employment Agreement with Steven M. Belote (12)

10.8	Employment Agreement with Robin A. Hanisch (12)

10.9	Employeement Agreement with Wilkes Graham (12)

10.10	Subordination Agreement (5)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (8)

10.13	Purchase and Sale Agreement dated November 30, 2015, by and among WHLR-ACD Acquisition Company, LLC and certain sellers, for the purchase of the AC Portfolio. (9)

10.14
Ninth Amendment to Purchase and Sale Agreement dated March 30, 2016, by and among WHLR-ACD Acquisition Company, LLC, Wheeler Real Estate Investment Trust Inc., Wheeler REIT, LP and certain sellers. (13)

10.15	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (10)

10.16	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (10)

10.17	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (10)

10.18	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank National Association. (11)

10.19	Subscription Agreement by and between Wheeler REIT, LP and A-C Development, LLC dated April 12, 2016. (14)

10.20	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (14)

10.21	First Amendment and Joinder Agreement to KeyBank Credit Agreement dated April 12, 2016. (14)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (16)

101.INS	XBRL Instance Document (16)

101.SCH	XBRL Taxonomy Extension Schema Document (16)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (16)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (16)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (16)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (16)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on June 5, 2015 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 2, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporate by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 31, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 12, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 28, 2016 and hereby incorporated by reference.

(16)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	May 5, 2016