Form 10-Q
period 2016-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2016-08-04
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2016, there were 67,889,351 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
Investment properties, net	$294,822,999	$238,764,631
Cash and cash equivalents	2,651,557	10,477,576
Restricted cash	9,020,723	7,592,984
Rents and other tenant receivables, net	3,097,931	3,452,700
Goodwill	5,485,823	5,485,823
Assets held for sale	365,880	1,692,473
Above market lease intangible, net	8,303,799	6,517,529
Deferred costs and other assets, net	42,039,200	35,259,526
Total Assets	$365,787,912	$309,243,242
LIABILITIES:
Loans payable	$248,202,613	$184,629,082
Liabilities associated with assets held for sale	1,350,000	1,992,318
Below market lease intangible, net	9,307,292	7,721,335
Accounts payable, accrued expenses and other liabilities	9,161,674	7,533,769
Total Liabilities	268,021,579	201,876,504
Commitments and contingencies

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding, respectively)	452,971	452,971
Series B convertible preferred stock (no par value, 3,000,000 shares authorized, 729,119 shares issued and outstanding, respectively)	17,262,198	17,085,147
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 67,860,281 and 66,259,673 shares issued and outstanding, respectively)	678,602	662,596
Additional paid-in capital	222,341,497	220,370,984
Accumulated deficit	(154,277,513)	(140,306,846)
Total Shareholders’ Equity	86,457,755	98,264,852
Noncontrolling interests	11,308,578	9,101,886
Total Equity	97,766,333	107,366,738
Total Liabilities and Equity	$365,787,912	$309,243,242
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE:
Rental revenues	$8,455,169	$4,315,375	$15,197,362	$8,104,652
Asset management fees	205,357	121,184	460,248	333,482
Commissions	91,014	111,717	243,860	220,610
Tenant reimbursements and other revenues	2,333,834	1,533,615	4,322,566	2,576,899
Total Revenue	11,085,374	6,081,891	20,224,036	11,235,643
OPERATING EXPENSES:
Property operations	2,797,096	1,848,284	5,472,121	3,401,958
Non-REIT management and leasing services	265,947	231,777	643,355	601,552
Depreciation and amortization	5,431,672	3,839,249	10,311,759	6,840,227
Provision for credit losses	77,455	54,538	164,981	101,736
Corporate general & administrative	2,526,574	3,508,497	4,807,682	5,817,461
Total Operating Expenses	11,098,744	9,482,345	21,399,898	16,762,934
Operating Loss	(13,370)	(3,400,454)	(1,175,862)	(5,527,291)
Interest expense	(3,742,213)	(1,979,266)	(6,162,028)	(4,121,985)
Net Loss from Continuing Operations	(3,755,583)	(5,379,720)	(7,337,890)	(9,649,276)
Discontinued Operations
Income from discontinued operations	55,824	84,482	76,349	130,849
Gain on disposal of properties	688,019	—	688,019	—
Net Income from Discontinued Operations	743,843	84,482	764,368	130,849
Net Loss	(3,011,740)	(5,295,238)	(6,573,522)	(9,518,427)
Less: Net loss attributable to noncontrolling interests	(312,911)	(440,216)	(645,787)	(902,592)
Net Loss Attributable to Wheeler REIT	(2,698,829)	(4,855,022)	(5,927,735)	(8,615,835)
Preferred stock dividends	(511,299)	(8,334,102)	(1,022,599)	(10,836,325)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(59,520,000)	—	(59,520,000)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,210,128)	$(72,709,124)	$(6,950,334)	$(78,972,160)

Loss per share from continuing operations (basic and diluted):	$(0.06)	$(4.13)	$(0.11)	$(6.21)
Income per share from discontinued operations:	0.01	—	0.01	0.01
	$(0.05)	$(4.13)	$(0.10)	$(6.20)
Weighted-average number of shares:
Basic and Diluted	67,284,942	17,594,873	66,778,934	12,727,710

Dividends declared per common share	$0.05	$0.07	$0.11	$0.15
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B								Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares		Value				Units	Value	Equity
Balance, December 31, 2015	562	$452,971	729,119	$17,085,147	66,259,673		$662,596	$220,370,984	$(140,306,846)	$98,264,852	4,055,292	$9,101,886	$107,366,738
Accretion of Series B preferred stock discount	—	—	—	177,051	—		—	—	—	177,051	—	—	177,051
Conversion of senior convertible notes to common stock	—	—	—	—	1,397,010	1,397,010	13,970	1,590,180	—	1,604,150	—	—	1,604,150
Issuance of common stock under Share Incentive Plan	—	—	—	—	203,598		2,036	290,714	—	292,750	—	—	292,750
Noncontrolling interest investments	—	—	—	—	—		—	—	—	—	1,696,616	3,499,383	3,499,383
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—		—	89,619	—	89,619	—	(89,619)	—
Dividends and distributions	—	—	—	—	—		—	—	(8,042,932)	(8,042,932)	—	(557,285)	(8,600,217)
Net loss	—	—	—	—	—		—	—	(5,927,735)	(5,927,735)	—	(645,787)	(6,573,522)
Balance, June 30, 2016 (Unaudited)	562	$452,971	729,119	$17,262,198	67,860,281		$678,602	$222,341,497	$(154,277,513)	$86,457,755	5,751,908	$11,308,578	$97,766,333
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,573,522)	$(9,518,427)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	3,753,432	2,121,975
Amortization	6,558,327	4,718,252
Loan cost amortization	835,448	655,637
Above (below) market lease amortization	72,262	412,447
Share-based compensation	292,750	451,300
Gain on sale of disposal of properties	(688,019)	—
Provision for credit losses	164,981	101,736
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	267,446	183,623
Unbilled rent	(139,922)	(87,536)
Cash restricted for operating property reserves	(739,338)	(462,466)
Deferred costs and other assets, net	(1,213,860)	(9,496,773)
Accounts payable, accrued expenses and other liabilities	3,075,768	623,624
Net operating cash flows provided by discontinued operations	(715)	538,428
Net cash from (used in) operating activities	5,665,038	(9,758,180)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(8,679,750)	(19,927,891)
Capital expenditures	(1,210,547)	(230,365)
Decrease (increase) in capital property reserves	148,768	(1,404,819)
Increase in cash restricted for property acquisitions	(837,169)	—
Cash received from disposal of properties	1,384,372	—
Net investing cash flows from discontinued operations	—	914,388
Net cash used in investing activities	(9,194,326)	(20,648,687)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(3,329,065)	(1,045,505)
Dividends and distributions paid	(8,365,465)	(5,666,047)
Proceeds from sales of preferred stock, net of expenses	—	83,415,894
Net payments to related parties	62,264	(394,713)
Loan proceeds	11,000,000	—
Loan principal payments	(3,653,102)	(6,671,681)
Net financing cash flows used in discontinued operations	(11,363)	(53,171)
Net cash (used in) from financing activities	(4,296,731)	69,584,777
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,826,019)	39,177,910
CASH AND CASH EQUIVALENTS, beginning of period	10,477,576	9,839,841
CASH AND CASH EQUIVALENTS, end of period	$2,651,557	$49,017,751
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$60,320,250	$32,140,000
Noncontrolling interests resulting from the issuance of common units	$3,499,383	$1,327,656
Conversion of senior convertible debt into Series C preferred stock	$—	$3,000,000
Conversion of senior convertible debt into common stock	$1,600,000	$—
Accretion of preferred stock discounts	$177,051	$6,979,562
Deemed dividend for beneficial conversion feature	$—	$59,520,000
Other Cash Transactions:
Cash paid for interest	$5,073,961	$3,820,589
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2016, the Trust, through the Operating Partnership, owned and operated fifty-five centers, one office building, and ten undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents and Restricted Cash

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements and tenant security deposits. The Company presents changes in cash restricted for real estate taxes, insurance and tenant security deposits as operating activities in the condensed consolidated statement of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the condensed consolidated statement of cash flows.

The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States and the amounts are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. As of June 30, 2016 and December 31, 2015, the Company had cash balances of $3.02 million and $8.79 million, respectively, that exceeded the FDIC coverage, but management believes that the risk of loss is minimal.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2016 and December 31, 2015, the Company’s allowance for uncollectible accounts totaled $440,817 and $411,394, respectively. During the three and six months ended June 30, 2016, the Company recorded bad debt expenses in the amount of $77,455 and $164,981, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2015, the Company recorded bad debt expenses in the amount of $54,538 and $101,736, respectively. During the three and six months ended June 30, 2016 and 2015, the Company did not realize any recoveries related to tenant receivables previously written off.

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
Details of these deferred costs, net of amortization, and other assets are as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Lease origination costs, net	$1,231,842	$1,376,652
Leases in place, net	23,675,805	19,091,917
Deposits	3,140,456	2,012,996
Legal and marketing costs, net	119,079	129,325
Tenant relationships, net	13,264,889	12,060,172
Other	607,129	588,464
Total Deferred Costs and Other Assets, net	$42,039,200	$35,259,526

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place and legal and marketing costs represents a component of depreciation and amortization expense. As of June 30, 2016 and December 31, 2015, the Company’s intangible accumulated amortization totaled $22,750,210 and $16,595,092, respectively. During the three and six months ended June 30, 2016, the Company’s intangible amortization expense totaled $3,411,347 and $6,558,327, respectively. During the three and six months ended June 30, 2015, the Company's intangible amortization expense totaled $2,686,766 and $4,718,252, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

For the Periods Ending June 30,	Lease Origination Costs	Leases In Place	Legal & Marketing Costs	Tenant Relationships
2017	$325,676	$6,429,905	$20,186	$4,380,099
2018	262,725	5,127,152	22,705	3,282,763
2019	174,763	3,640,712	18,094	2,194,766
2020	123,324	2,376,278	14,252	1,273,035
2021	94,481	1,470,676	10,900	663,736
Thereafter	250,873	4,631,082	32,942	1,470,490
	$1,231,842	$23,675,805	$119,079	$13,264,889
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three and six months ended June 30, 2016, the Company recognized percentage rents of $86,315 and $156,543, respectively. During the three and six months ended June 30, 2015, the Company recognized percentage rents of $9,936 and $36,147, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements and other income." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and six months ended June 30, 2016 and 2015.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2016, the Company recognized lease termination fees of $0 and $25,674, respectively. During the three and six months ended and June 30, 2015, the Company recognized lease termination fees of $0 and $0, respectively.

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

Compensation and benefits paid to employees of the Company represent the largest component of costs incurred to acquire, manage, lease and administer the properties. The Company believes that every employee position exists to either directly or indirectly perform these functions. Therefore, the Company allocates compensation and benefits to the various functions of the Company based on an estimate of how each employee spends their time. The Company allocates actual costs attributed to property management costs to the TRS on a pro rata basis based on total property revenues generated by the Non-REIT Properties. The Company allocates actual leasing costs to the TRS on a pro rata basis based on total leasing commissions generated by the Non-REIT Properties. Currently, the TRS does not acquire properties for third parties so the Company does not allocate acquisition related costs to the TRS.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $90,799 and $152,885 for the three and six months ended June 30, 2016, respectively. The Company incurred advertising and promotion costs of $62,790 and $107,962 for the three and six months ended June 30, 2015, respectively.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Condensed Consolidated Statements of Operations is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Acquisition and development costs	$372,229	$740,223	$785,539	$1,433,739
Professional fees	412,118	978,034	790,314	1,366,267
Compensation and benefits	1,075,373	1,137,615	2,041,302	1,793,432
Corporate administration	289,119	308,604	524,048	581,637
Equity, debt and refinancing costs	187,699	—	249,868	—
Travel	84,366	265,359	220,542	428,426
Advertising	90,799	62,790	152,885	107,962
Taxes and licenses	14,871	15,872	43,184	105,998
Total	$2,526,574	$3,508,497	$4,807,682	$5,817,461
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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net),

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. These new standards will be effective for the Company in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company adopted the ASU effective January 1, 2016 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $4.71 million as of December 31, 2015 have been reclassified from other assets and presented as a deduction of indebtedness in the condensed consolidated balance sheet.

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

Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income.  During the first quarter of 2016, the Company identified that in previous filings the change in cash restricted for property reserves and payments for deferred financing costs had been reported as cash flows from operating activities and should have been presented as investing and financing activities, respectively. The Company corrected the previously presented cash flows for these items in the current presentation and in doing so, the condensed consolidated statements of cash flows for the six months ended June 30, 2015 has been adjusted to increase net cash flows from operating activities by $2.5 million with corresponding decreases in net cash flows from financing and investing activities of $1.4 million and $1.1 million, respectively. The Company has evaluated the effect of the incorrect presentation in prior periods, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

3. Investment Properties
Investment properties consist of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Land	$71,656,328	$50,777,143
Land held for improvement	12,359,934	12,353,963
Buildings and improvements	227,209,001	188,338,469
Investment properties at cost	311,225,263	251,469,575
Less accumulated depreciation and amortization	(16,402,264)	(12,704,944)
Investment properties, net	$294,822,999	$238,764,631
The Company’s depreciation expense on investment properties was $2,020,325 and $3,753,432 for the three and six months ended June 30, 2016, respectively. The Company's depreciation expense on investment properties was $1,152,483 and $2,121,975 for the three and six months ended June 30, 2015, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Acquisitions

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71 million, paid through a combination of cash, debt and the issuance of 888,889 common units in the Operating Partnership. Collectively, the A-C Portfolio properties total

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-Lo, Harris Teeter or Piggly Wiggly grocery store.

The A-C Portfolio consists of the following properties:

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
Unaudited pro forma financial information in the aggregate is presented below for the acquisitions of the A-C Portfolio. The unaudited pro forma information presented below includes the effects of the acquisition as if it had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred and adjustments attributable to the increase in noncontrolling interests relating to the incremental common units used as consideration in the acquisition of the A-C Portfolio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental revenue	$8,660,547	$6,027,091	$17,101,772	$11,528,084
Net loss	$(3,596,413)	$(5,869,875)	$(7,607,450)	$(10,629,586)
Net loss attributable to Wheeler REIT	$(2,515,838)	$(5,210,227)	$(6,069,685)	$(9,309,747)
Net loss attributable to Wheeler REIT common shareholders	$(3,027,137)	$(73,064,329)	$(7,092,284)	$(79,666,072)
Basic loss per share	$(0.04)	$(4.15)	$(0.11)	$(6.26)
Diluted loss per share	$(0.04)	$(4.15)	$(0.11)	$(6.26)

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
On June 29, 2016, the Company completed its sale of Starbucks/Verizon for a contract price of approximately $2.1 million, resulting in a gain of approximately $688,000.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of June 30, 2016 and December 31, 2015, assets held for sale consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Investment properties, net	$216,792	$1,284,888
Rents and other tenant receivables, net	—	38,945
Above market leases	2,616	2,616
Deferred costs and other assets, net	146,472	366,024
Total assets held for sale	$365,880	$1,692,473
As of June 30, 2016 and December 31, 2015, liabilities associated with assets held for sale consisted of the following:

	June 30, 2016	December 31, 2015
	(unaudited)
Loans payable	$1,350,000	$1,966,806
Below market lease intangible, net	—	14,758
Accounts payable, accrued expenses and other liabilities	—	10,754
Total liabilities associated with assets held for sale	$1,350,000	$1,992,318

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

The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Revenues	$106,110	$621,470	$205,640	$1,219,859
Expenses	30,748	298,662	87,645	614,939
Operating income	75,362	322,808	117,995	604,920
Interest expense	19,538	238,326	41,646	474,071
Gain on disposal of properties	688,019	—	688,019	—
Income from discontinued operations	$743,843	$84,482	$764,368	$130,849

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable
The Company’s loans payable consist of the following:

Property/Description	Monthly Payment		Interest Rate	Maturity	June 30, 2016	December 31, 2015
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,564,365	$3,634,085
Monarch Bank Building	$9,473		4.15%	December 2017	1,348,408	1,376,452
Perimeter Square	$28,089		6.38%	June 2016	4,101,213	4,166,406
Riversedge North	$8,802		6.00%	January 2019	938,522	962,281
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,488,265	3,535,606
Twin City Commons	$17,827		4.86%	January 2023	3,197,891	3,225,473
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	5,995,275	6,081,272
Bank Line of Credit	Interest only		4.25%	September 2016	3,000,000	—
Bank Line of Credit	Interest only		5.45%	May 2018	67,194,000	6,873,750
Forrest Gallery	$50,973		5.40%	September 2023	8,865,330	8,926,712
Tampa Festival	$50,797		5.56%	September 2023	8,565,628	8,627,294
Winslow Plaza	Interest only		4.82%	December 2025	4,620,000	4,620,000
Cypress Shopping Center	Interest only		4.70%	July 2024	6,625,000	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,647,599	3,677,501
Port Crossing	$34,788		4.84%	August 2024	6,421,626	6,471,636
LaGrange Marketplace	$13,813		5.00%	March 2020	2,394,055	2,418,212
Freeway Junction	Interest only		4.60%	September 2024	8,150,000	8,150,000
DF I-Edenton	$250,000	[1]	3.75%	September 2016	400,000	650,000
DF I-Moyock	$10,665		5.00%	July 2019	364,621	418,538
Graystone Crossing	Interest only		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	687,777	732,685
Pierpont Centre	Interest only		3.95%	February 2025	8,450,000	8,450,000
Alex City Marketplace	Interest only		3.90%	April 2025	5,750,000	5,750,000
Butler Square	Interest only		4.08%	May 2025	5,640,000	5,640,000
Brook Run Shopping Center	Interest only		3.90%	June 2025	10,950,000	10,950,000
Beaver Ruin Village I and II	Interest only		4.73%	July 2025	9,400,000	9,400,000
Columbia Fire Station	Interest only		8.00%	December 2017	468,358	450,053
Sunshine Shopping Plaza	Interest only		4.57%	August 2025	5,900,000	5,900,000
Barnett Portfolio	Interest only		4.30%	September 2025	8,770,000	8,770,000
Grove Park Shopping Center	Interest only		4.52%	October 2025	3,800,000	3,800,000
Parkway Plaza	Interest only		4.57%	October 2025	3,500,000	3,500,000
Conyers Crossing	Interest only		4.67%	October 2025	5,960,000	5,960,000
Fort Howard Shopping Center	Interest only		4.57%	October 2025	7,100,000	7,100,000
Revere Loan	Interest only		8.00%	April 2017	7,450,000	—
Senior convertible notes	Interest only		9.00%	December 2018	1,400,000	3,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	—	2,160,000
South Carolina Food Lions note	$68,320		5.25%	January 2024	12,306,998	12,375,000
Total Principal Balance					255,377,431	189,340,456
Unamortized debt issuance cost					(7,174,818)	(4,711,374)
Total Loans Payable					$248,202,613	$184,629,082
(1)$250,000plus accrued interest paid quarterly until maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.0 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.0 million revolving credit line with KeyBank to $67.2 million.  Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00%. The credit facility will revert back to the reduced margin range of the original Credit Agreement upon the Company meeting certain repayment and leverage conditions by April 12, 2017. The amounts available to the Company under the Credit Agreement that have not been borrowed accrue fees which are paid at a rate of 0.30%.  As of June 30, 2016, the Company has borrowed $67.2 million under the Credit Agreement, which is collateralized by 16 properties within the Company’s portfolio. At June 30, 2016, the outstanding borrowings are accruing interest at 5.45%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of June 30, 2016. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of June 30, 2016, the Company has not incurred an event of default.
Senior Subordinated Debt

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt.
Revere Loan Agreement
In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016 (“Revere Term Loan”) in the principal amount of $8.0 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 8% per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan. As of June 30, 2016, the remaining outstanding amount under the Revere Term Loan is $7.45 million.
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
Senior Convertible Notes Amendment
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

(collectively the “Bulldog Investors”) amended the convertible 9% senior notes (“Amended Convertible Notes”) to purchase shares of the Company’s common stock $0.01 par value per share (“Common Stock”). Prior to the amendment, the aggregate principal amount of the Convertible Notes was $3,000,000.

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares. As of June 30, 2016, the Bulldog Investors converted approximately $1,600,000 of principal amount into 1,397,010 shares of the Company's common stock.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of June 30, 2016, the Company believes it is in compliance with all applicable covenants.

Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of June 30, 2016 are as follows:

For the Periods Ending June 30,

(unaudited)
2017	$34,587,711
2018	60,229,412
2019	3,943,069
2020	9,153,088
2021	1,645,117
Thereafter	145,819,034
Total principal maturities	$255,377,431

6. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of June 30, 2016 are as follows:

For the Periods Ending June 30,
(unaudited)
2017	$32,790,015
2018	29,178,194
2019	22,598,251
2020	17,370,890
2021	11,992,540
Thereafter	31,764,080
Total minimum rentals	$145,693,970

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
As of June 30, 2016, 4,818,215 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock on a one-to-one basis. Additionally, 729,119 shares of Series B convertible preferred stock ("Series B Preferred Stock") and $1,400,000 of senior convertible debt are eligible to be converted into 3,665,663 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at June 30, 2016. The common units, convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
Dividends were made to holders of common units, common shares and preferred shares as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
Common unit and common shareholders	$3,842,720	$1,422,387	$7,577,618	$2,415,271
Preferred shareholders	511,300	8,334,102	1,022,599	10,836,325
Total	$4,354,020	$9,756,489	$8,600,217	$13,251,596

On June 17, 2016, the Company declared a $0.0175 per share dividend payable on or about July 31, 2016 to shareholders and unitholders of record as of June 30, 2016. Accordingly, the Company has accrued $1,288,213 as of June 30, 2016 for this dividend.
During the three months ended June 30, 2016, the Company declared quarterly dividends of $422,774 to preferred shareholders of record as of June 30, 2016 to be paid on July 15, 2016. Accordingly, the Company has accrued $422,774 as of June 30, 2016 for this dividend.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 1,000,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

Equity Issuances under 2015 Incentive Plan

During the six months ended June 30, 2016, the Company issued 203,598 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $292,750. As of June 30, 2016, there are 553,510 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 5,000,000 shares of the Company's Common Stock to employees,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

directors, officers and consultants for services rendered to the Company. There were no issuances under the 2016 Incentive Plan in 2016.

8. Commitments and Contingencies
Lease Commitments
As of June 30, 2016, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,539 and $9,078 for the three and six months ended June 30, 2016, respectively, compared to $4,539 and $8,971 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Beaver Ruin Village property is subject to a ground lease which terminates in 2054. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $11,428 and $22,856 for the three and six months ended June 30, 2016, respectively, compared to $0 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Beaver Ruin Village II property is subject to a ground lease which terminates in 2056. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,463 and $8,926 for the three and six months ended June 30, 2016, respectively, compared to $0 for the three and six months ended June 30, 2015, respectively.

As of June 30, 2016, the Company leases office space in Charleston, South Carolina, subject to a lease that terminates in 2019. The lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred lease expense of $24,550 and $41,308 for the three and six months ended June 30, 2016, respectively, compared to $43,463 and $59,800 for the three and six months ended June 30, 2015, respectively.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended June 30,
2017	$173,141
2018	176,585
2019	179,621
2020	94,124
2021	77,611
Thereafter	2,922,988
$3,624,070

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 2%, 18%, 76% and 5%, respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2016. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

	June 30,
	2016	2015
Amounts paid to affiliates	$108,725	$670,781
Amounts received from affiliates	$607,942	$410,711
Amounts due from affiliates	$420,056	$569,142
The Company, through the Operating Partnership, is performing development services for Pineland Associates, LLC and several of its affiliated parties (“Pineland”), all of which are related parties of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina. Pineland is responsible for development fees on the hard construction costs and reimbursing the Company for any costs advanced towards the project. As of June 30, 2016, the Company had advanced approximately $3.03 million towards the project. This amount is included in the "Deferred costs and other assets" line item on the Condensed Consolidated Balance Sheet.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Subsequent Events
Loans Payable

On July 11, 2016, the Company executed a promissory note for $4.6 million to refinance the Chesapeake Square collateralized portion of the KeyBank Credit Agreement totaling $3.9 million. The new loan matures on August 1, 2026 with principal due at maturity and bears interest at 4.70%.

On July 29, 2016, the Company executed a promissory note for $4.5 million to refinance the Perimeter promissory note totaling $4.1 million. The new loan matures on August 6, 2026 with principal due at maturity and bears interest at 4.06%.

On August 2, 2016, the Company utilized cash raised from the 2016 Series B Preferred Stock Offering described below to pay down the Lumber River collateralized portion of the KeyBank Credit Agreement totaling $3.0 million. On August 4, 2016, additional cash raised of $11.8 million was used to pay down a portion of the remaining $60.3 million balance owed under the KeyBank Credit Agreement, which is collateralized by the A-C Portfolio.

2016 Series B Preferred Stock Offering

On July 7, 2016 the Company filed a shelf registration statement relating to the potential issuance of up to $50.0 million of our 9.00% Series B Convertible Stock, without par value per share (“Series B Stock”). On July 21, 2016, the Company entered into an Equity Distribution Agreement with a third party agent to sell up such securities.  As of the date of this filing, the Company has issued 721,761 shares of Series B Stock in such offering for approximately $15.3 million and net proceeds of $14.8 million.

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
Executive Overview
The June 30, 2016 three and six month periods include the combined operations of all properties owned at December 31, 2015 as described in our 2015 Form 10-K and approximately one quarter for the fourteen A-C Portfolio properties. Conversely, the June 30, 2015 three and six month periods include the combined operations of all properties owned at December 31, 2014 as described in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"), and a partial period for Pierpont Center, a full quarter for Alex City Marketplace, and a partial quarter of operations for Butler Square and Brook Run. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2015 annual and 2016 three and six month periods (collectively referred to as “same stores”) and of those properties acquired after December 31, 2014 (collectively referred to as “new stores”). This illustrates the significant impact these acquired properties acquired during 2015 had on our results of operations.
Leasing Activity
Renewals during the three months ended June 30, 2016 were comprised of sixteen deals totaling 76,761 square feet with a weighted-average increase of $0.36 per square foot, representing an increase of 3.57% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.71 per square foot on thirteen renewals and no changes per square foot on 3 renewals. Seven renewals represented options being exercised. Additionally, we signed nine new leases totaling 25,732 square feet with weighted-average rents of $21.76 per square foot during the three months ended June 30, 2016.
Renewals during the six months ended June 30, 2016 were comprised of twenty-six deals totaling 108,817 square feet with a weighted-average increase of $0.53 per square foot, representing an increase of 4.78% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.88 per square foot on twenty renewals and no changes per square foot on 6 renewals. Eleven renewals represented options being exercised. Additionally, we signed nineteen new leases totaling 44,669 square feet with weighted-average rents of $18.48 per square foot during the six months ended June 30, 2016.
Approximately 8.15% of our gross leasable area is subject to leases that expire during the twelve months ending June 30, 2017 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

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

The A-C Portfolio consists of the following properties:

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2015 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2016. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ending June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2016	2015	2016	2015	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated at period end(1)	55	34	55	34	21	61.76%	21	61.76%
Aggregate gross leasable area at period end(1)	3,750,976	2,404,334	3,750,976	2,404,334	1,346,642	56.01%	1,346,642	56.01%
Ending occupancy rate at period end (1)	93.79%	95.57%	93.79%	95.57%	(1.78)%	(1.86)%	(1.78)%	(1.86)%
FINANCIAL DATA:
Rental revenues	$8,455,169	$4,315,375	$15,197,362	$8,104,652	$4,139,794	95.93%	$7,092,710	87.51%
Asset management fees	205,357	121,184	460,248	333,482	84,173	69.46%	126,766	38.01%
Commissions	91,014	111,717	243,860	220,610	(20,703)	(18.53)%	23,250	10.54%
Tenant reimbursements and other revenues	2,333,834	1,533,615	4,322,566	2,576,899	800,219	52.18%	1,745,667	67.74%
Total Revenue	11,085,374	6,081,891	20,224,036	11,235,643	5,003,483	82.27%	8,988,393	80.00%
EXPENSES:
Property operations	2,797,096	1,848,284	5,472,121	3,401,958	948,812	51.33%	2,070,163	60.85%
Non-REIT management and leasing services	265,947	231,777	643,355	601,552	34,170	14.74%	41,803	6.95%
Depreciation and amortization	5,431,672	3,839,249	10,311,759	6,840,227	1,592,423	41.48%	3,471,532	50.75%
Provision for credit losses	77,455	54,538	164,981	101,736	22,917	42.02%	63,245	62.17%
Corporate general & administrative	2,526,574	3,508,497	4,807,682	5,817,461	(981,923)	(27.99)%	(1,009,779)	(17.36)%
Total Operating Expenses	11,098,744	9,482,345	21,399,898	16,762,934	1,616,399	17.05%	4,636,964	27.66%
Operating Loss	(13,370)	(3,400,454)	(1,175,862)	(5,527,291)	3,387,084	99.61%	4,351,429	78.73%
Interest expense	(3,742,213)	(1,979,266)	(6,162,028)	(4,121,985)	(1,762,947)	(89.07)%	(2,040,043)	(49.49)%
Net Loss from Continuing Operations	(3,755,583)	(5,379,720)	(7,337,890)	(9,649,276)	1,624,137	30.19%	2,311,386	23.95%
Discontinued Operations
Income (loss) from operations	55,824	84,482	76,349	130,849	(28,658)	(33.92)%	(54,500)	(41.65)%
Gain on disposal of properties	688,019	—	688,019	—	688,019	—	688,019	—
Net Income from Discontinued Operations	743,843	84,482	764,368	130,849	659,361	780.48%	633,519	484.16%
Net Loss	(3,011,740)	(5,295,238)	(6,573,522)	(9,518,427)	2,283,498	43.12%	2,944,905	30.94%
Net loss attributable to noncontrolling interests	(312,911)	(440,216)	(645,787)	(902,592)	127,305	28.92%	256,805	28.45%
Net Loss Attributable to Wheeler REIT	$(2,698,829)	$(4,855,022)	$(5,927,735)	$(8,615,835)	$2,156,193	44.41%	$2,688,100	31.20%
(1)    Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since eleven of the fifteen 2015 retail acquisitions and all fourteen of our 2016 retail acquisitions occurred subsequent to June 30, 2015.

	Three Months Ended June 30,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$4,890,888	$4,905,410	$5,898,115	$943,580	$10,789,003	$5,848,990
Property expenses	1,350,644	1,563,054	1,446,452	285,230	2,797,096	1,848,284
Property Net Operating Income	3,540,244	3,342,356	4,451,663	658,350	7,991,907	4,000,706
Asset Management and Commission Revenue	296,371	232,901	—	—	296,371	232,901
Non-REIT management and leasing services	265,947	231,777	—	—	265,947	231,777
Depreciation and amortization	1,851,677	2,489,096	3,579,995	1,350,153	5,431,672	3,839,249
Provision for credit losses	66,532	52,396	10,923	2,142	77,455	54,538
Corporate general & administrative	1,864,438	3,352,800	662,136	155,697	2,526,574	3,508,497
Total Other Operating Expenses	4,048,594	6,126,069	4,253,054	1,507,992	8,301,648	7,634,061
Interest expense	2,865,484	1,732,021	876,729	247,245	3,742,213	1,979,266
Net Loss from Continuing Operations	(3,077,463)	(4,282,833)	(678,120)	(1,096,887)	(3,755,583)	(5,379,720)
Discontinued Operations
Income (loss) from operations	23,085	90,581	32,739	(6,099)	55,824	84,482
Gain on disposal of properties	688,019	—	—	—	688,019	—
Net Income (Loss) from Discontinued Operations	711,104	90,581	32,739	(6,099)	743,843	84,482
Net Loss	$(2,366,359)	$(4,192,252)	$(645,381)	$(1,102,986)	$(3,011,740)	$(5,295,238)

	Six Months Ended June 30,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$9,645,983	$9,469,065	$9,873,945	$1,212,486	$19,519,928	$10,681,551
Property expenses	2,993,624	3,034,739	2,478,497	367,219	5,472,121	3,401,958
Property Net Operating Income	6,652,359	6,434,326	7,395,448	845,267	14,047,807	7,279,593
Asset Management and Commission Revenue	704,108	554,092	—	—	704,108	554,092
Non-REIT management and leasing services	643,355	601,552	—	—	643,355	601,552
Depreciation and amortization	3,823,579	5,051,281	6,488,180	1,788,946	10,311,759	6,840,227
Provision for credit losses	105,804	99,594	59,177	2,142	164,981	101,736
Corporate general & administrative	4,072,584	5,337,584	735,098	479,877	4,807,682	5,817,461
Total Other Operating Expenses	8,645,322	11,090,011	7,282,455	2,270,965	15,927,777	13,360,976
Interest expense	4,408,570	3,791,099	1,753,458	330,886	6,162,028	4,121,985
Net Loss from Continuing Operations	(5,697,425)	(7,892,692)	(1,640,465)	(1,756,584)	(7,337,890)	(9,649,276)
Discontinued Operations
Income (loss) from operations	27,652	158,656	48,697	(27,807)	76,349	130,849
Gain on disposal of properties	688,019	—	—	—	688,019	—
Net Income (Loss) from Discontinued Operations	715,671	158,656	48,697	(27,807)	764,368	130,849
Net Loss	$(4,981,754)	$(7,734,036)	$(1,591,768)	$(1,784,391)	$(6,573,522)	$(9,518,427)
Property Revenues
Total same store property revenues for the three and six month periods ended June 30, 2016 were $4.89 million and $9.65 million, respectively, compared to $4.91 million and $9.47 million, respectively, for the three and six month periods ended June 30, 2015, representing a decrease of approximately $0.01 million and an increase of approximately $0.18 million, respectively. Same store revenues fluctuated primarily due to increases in tenant reimbursements, positive rent spreads on renewals and increases in occupancy.
The three and six month periods ended June 30, 2016 represent full periods of operations reported for the fifteen retail acquisitions made in 2015. These properties (new stores) contributed $5.90 million and $9.87 million, respectively, in revenues for the three and six month periods ended June 30, 2016, compared to $0.94 million and $1.21 million, respectively, in contributions to revenue for the three and six month periods ended June 30, 2015. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store property expenses for the three and six month periods ended June 30, 2016 were $1.35 million and $2.99 million, respectively, compared to $1.56 million and $3.03 million, respectively, for the three and six month periods ended June 30, 2015. The respective decreases were primarily due to the reductions in repair and maintenance on buildings, reductions in snow removal year over year, which was offset by increases in real estate taxes for the three and six months ended June 30, 2016 as compared to the 2015 three and six month periods.
There were no significant unusual or non-recurring items included in new store property expenses for the three and six month periods ended June 30, 2016.
Property Net Operating Income

Total property net operating income was $7.99 million and $14.05 million, respectively, for the three and six month periods ended June 30, 2016 compared to $4.00 million and $7.28 million, respectively, for the three and six month periods ended June 30, 2015. The three and six month periods ended June 30, 2016 represent an increase of $3.99 million and $6.77 million, respectively, over the comparable prior year periods, primarily due to the increases in property revenues resulting from the twenty-five incremental retail acquisitions that occurred subsequent to June 30, 2015. New stores accounted for the majority of these increases by generating $4.45 million and $7.40 million, respectively, in property net operating income for the three and six month periods ended June 30, 2016, compared to $0.66 million and $0.85 million, respectively, for the three and six month periods ended June 30, 2015.

Other Operating Expenses
Same store other operating expenses for the three and six month periods ended June 30, 2016 were $4.05 million and $8.65 million, respectively, which represent a decreases of $2.08 million and $2.44 million over the three and six month periods ended June 30, 2015. These decreases in same store operating expenses for the three and six month periods ended June 30, 2016 primarily resulted from decreases of $0.64 million and $1.23 million in depreciation and amortization expense, respectively, and decreases of $1.49 million and $1.27 million in general and administrative expenses, respectively. The decreases in same store depreciation and amortization expense for the three and six month periods ended June 30, 2016 resulted from additional assets becoming fully depreciated and amortized subsequent to the June 2015 periods. The decreases in same store general and administrative expenses for the three and six month periods ended June 30, 2016 resulted from decreases in acquisition costs and capital related costs.
Total other operating expenses increased by $0.67 million and $2.57 million for the three and six month periods ended June 30, 2016, respectively, due to an overall increase in depreciation and amortization resulting from the additional expense associated with the twenty-five properties acquired subsequent to June 30, 2015. This increase was offset by the respective decreases in general and administrative expenses as noted above. General and administrative expenses during the three and six month periods ended June 30, 2016 included approximately $0.76 million and $1.42 million, respectively, of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
	(unaudited)
Acquisition costs	$383,041	$796,351
Capital related costs	187,699	249,868
Other	185,000	376,000
	$755,740	$1,422,219

Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the A-C Portfolio acquisition completed on April 12, 2016 and sourcing and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis.
Interest Expense
Same store interest expense was $2.87 million and $4.41 million, respectively, for the three and six month periods ended June 30, 2016, which represent increases of $1.13 million and $0.62 million, respectively, as compared to $1.73 million and $3.79 million for the three and six month periods ended June 30, 2015. Total interest expense for the three and six months ended June 30, 2016 increased by $1.76 million and $2.04 million, respectively. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire the twenty-five retail properties occurring subsequent to June 30, 2015.
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
Below is a comparison of same and new store FFO for the three and six month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(2,366,359)	$(4,192,252)	$(645,381)	$(1,102,986)	$(3,011,740)	$(5,295,238)	$2,283,498	(43.12)%
Depreciation of real estate assets from continuing operations	1,851,677	2,489,096	3,579,995	1,350,153	5,431,672	3,839,249	1,592,423	41.48%
Depreciation of real estate assets from discontinued operations	—	207,448	—	28,052	—	235,500	(235,500)	(100.00)%
Depreciation of real estate assets	1,851,677	2,696,544	3,579,995	1,378,205	5,431,672	4,074,749	1,356,923	33.30%
Gain on sale of discontinued operations	(688,019)	—	—	—	(688,019)	—	(688,019)	—%
FFO	$(1,202,701)	$(1,495,708)	$2,934,614	$275,219	$1,731,913	$(1,220,489)	$2,952,402	(241.90)%

	Six Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(4,981,754)	$(7,734,036)	$(1,591,768)	$(1,784,391)	$(6,573,522)	$(9,518,427)	$2,944,905	30.94%
Depreciation and amortization of real estate assets from continuing operations	3,823,579	5,051,281	6,488,180	1,788,946	10,311,759	6,840,227	3,471,532	50.75%
Depreciation and amortization of real estate assets from discontinued operations	—	414,903	—	56,103	—	471,006	(471,006)	(100.00)%
Depreciation of real estate assets	3,823,579	5,466,184	6,488,180	1,845,049	10,311,759	7,311,233	3,000,526	41.04%
Gain on sale of discontinued operations	(688,019)	—	—	—	(688,019)	—	(688,019)	—%
FFO	$(1,846,194)	$(2,267,852)	$4,896,412	$60,658	$3,050,218	$(2,207,194)	$5,257,412	238.19%
During the three and six month periods ended June 30, 2016, same store FFO increased $0.29 million and $0.42 million, respectively, primarily due to decreases of $1.49 million and $1.27 million, respectively, in corporate general and administrative expenses, increases in property net operating income of $0.20 million and $0.22 million, respectively, offset by increases in interest expense of $1.13 million and $0.62 million, respectively, for the three and six month periods ended June 30, 2016, as described above. Total FFO increased $2.95 million and $5.26 million, respectively, for the three and six month periods ended June 30, 2016 primarily due to the expansion of operations resulting from the twenty-five retail acquisitions occurring subsequent to June 30, 2015 that contributed incremental new store FFO of $2.66 million and $4.84 million when compared to the same period prior year.
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

Total AFFO for the three and six month periods ended June 30, 2016, respectively, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
FFO	$1,731,913	$(1,220,489)	$3,050,218	$(2,207,194)
Preferred stock dividends	(511,299)	(8,334,102)	(1,022,599)	(10,836,325)
Preferred stock accretion adjustments	88,526	5,768,361	177,051	6,979,563
FFO available to common shareholders and common unitholders	1,309,140	(3,786,230)	2,204,670	(6,063,956)
Acquisition costs	383,041	740,223	796,351	1,433,739
Capital related costs	187,699	553,132	249,868	621,650
Other non-recurring and non-cash expenses	221,742	327,480	459,202	416,980
Share-based compensation	260,750	256,300	411,000	301,300
Straight-line rent	(134,964)	(34,824)	(142,070)	(93,435)
Loan cost amortization	645,906	259,050	835,448	745,248
Above/below market lease amortization	650	213,746	72,262	409,475
Perimeter legal accrual	—	124,300	—	124,300
Recurring capital expenditures and tenant improvement reserves	(187,836)	(139,500)	(327,019)	(270,400)
AFFO	$2,686,128	$(1,486,323)	$4,559,712	$(2,375,099)
Preferred stock dividends for the three and six month periods ended June 30, 2015 include approximately $1.63 million and $1.98 million, respectively, of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock. The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series C Preferred Stock. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At June 30, 2016, our consolidated cash and cash equivalents totaled $2.65 million compared to consolidated cash and cash equivalents of $10.48 million at December 31, 2015. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2016	2015	$	%
Operating activities	$5,665,038	$(9,758,180)	$15,423,218	158.05%
Investing activities	$(9,194,326)	$(20,648,687)	$11,454,361	55.47%
Financing activities	$(4,296,731)	$69,584,777	$(73,881,508)	(106.17)%
Operating Activities
During the six months ended June 30, 2016, our cash flows from operating activities were $5.67 million, compared to cash flows used in operating activities of $9.76 million during the six months ended June 30, 2015. Operating cash flows were primarily impacted by the $2.94 million decrease in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the additional FFO of $4.84 million from new stores that were acquired in 2015 and 2016. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions.
Investing Activities
During the six months ended June 30, 2016, our cash flows used in investing activities were $9.19 million, compared to cash flows used in investing activities of $20.65 million during the six months ended June 30, 2015. Investing activities for the six months ended June 30, 2016 reflect amounts used for the A-C portfolio acquisition consisting of fourteen retail property acquisitions as well as increased capital expenditures of $0.98 million for existing properties. The A-C portfolio acquisition was accomplished utilizing an 85% loan to value ratio versus a typical ratio of 65% required on most CMBS loans. This resulted in less cash outflows for the six months ended June 30, 2016. For the six months ended June 30, 2016, cash paid capital property reserves decreased by $1.6 million due to prior year reserved balances being released upon completion of required activities. Investing cash flows for the six months ended June 30, 2015 are offset by the impact of approximately $0.9 million related to the acquisition of the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre, which are now assets held for sale.

Financing Activities
During the six months ended June 30, 2016, our cash flows used in financing activities were $4.30 million, compared to $69.58 million of cash flows from financing activities during the six months ended June 30, 2015. The primary factor contributing to the comparative fluctuation in financing cash flows was the Series C Preferred Stock offering in March 2015, which generated $83.42 million. Additionally, there was an increase in dividends paid of $2.70 million during the six months ended June 30, 2016 when compared to the same period last year. Payments for deferred financing costs increased for the six months ended June 30, 2016 due to higher debt related to acquisitions as compared to the same period last year. This is offset by an increase in 2016 loan proceeds of $11.00 million, which were not tied to a specific acquisition, and further offset by a decrease in loan principal payments of $3.02 million primarily due to the payoff of the Lumber River loan in 2015.
There was no refinancing activity during the six month periods ended June 30, 2016 and 2015.
As of June 30, 2016 and December 31, 2015, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	June 30, 2016	December 31, 2015
Fixed-rate notes	$185,183,431	$182,466,706
Fixed-rate notes, assets held for sale	1,350,000	$1,982,042
Floating-rate line of credit	70,194,000	6,873,750
Total debt	$256,727,431	$191,322,498

The weighted-average interest rate and term of our fixed-rate debt are 5.00% and 5.79 years, respectively, at June 30, 2016. We have $34.6 million of debt maturing during the twelve months ending June 30, 2017. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at June 30, 2016 are $34.6 million in debt maturities due within the following year, debt service payments, preferred stock dividends, margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $0.21 per share (approximately $15.5 million) targeted annual common stock dividend we are currently paying on monthly basis. The amended Credit Agreement with KeyBank that was executed to facilitate the A-C Portfolio acquisition temporarily increased our leverage ratio requirement until April 12, 2017, at which time the requirement will revert back to the original ratio documented within the Credit Agreement with KeyBank entered into on May 29, 2015. Furthermore, the amendment stipulates that that total balance drawn on the line of credit must be reduced from the June 30, 2016 balance of $67.2 million to $60.3 million by August 12, 2016 and further to $49.95 million by April 12, 2017. Additionally, the Company entered into the Revere Term Loan on April 8, 2016 for $8.0 million, which is payable by April 30, 2017. At June 30, 2016 the Revere Term Loan had a balance of $7.45M and any early payoff of this amount would trigger a payment of the incremental unpaid portion of the $640k contractually guaranteed interest due through April 30, 2017 plus a $240k exit fee. Both the required pay downs on the KeyBank Credit Agreement and the payoff of the Revere Term Loan are included in the $34.6 million of debt maturities due prior to June 30, 2017 described above.
The amended Credit Agreement with KeyBank requires us to reduce our overall leverage ratio prior to April 12, 2017, which may require us to raise additional cash proceeds from sources other than debt refinancing. We have implemented plans to meet these requirements, including reductions in general and administrative expenses and discussions with various third party capital sources. Additionally, we are in the process of refinancing pending debt maturities and portions of the Key Bank credit facility to expedite meeting the conditions of the Credit Agreement. On July 11, 2016, we refinanced $3.9 million of borrowings under the amended Credit Agreement with KeyBank which was collateralized by the Chesapeake Square property.  On July 29, 2016, the Company refinanced the Perimeter promissory note totaling $4.1 million.  On July 21, 2016, the Company entered into an Equity Distribution Agreement with a third party agent to issue and sell up to $50,000,000 of the Company’s Series B Convertible Preferred Stock, without par value per share (“Series B Stock”), in the aggregate.  As of the date of this filing, the Company has sold 721,761 shares of Series B stock for approximately $15.3 million and net proceeds of $14.8 million, which can be used to address future liquidity needs. On August 2, 2016, the Company used $3.0 million of the raised proceeds to pay down the borrowings under the amended Credit Agreement with KeyBank which were collateralized by the Lumber River property. On August 4, 2016, additional cash raised of $11.8 million was used to pay down a portion of the remaining $60.3 million balance owed under the KeyBank Credit Agreement, which is collateralized by the A-C Portfolio. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

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

Off-Balance Sheet Arrangements
As of June 30, 2016, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
New Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. These new standards will be effective for the Company in the first quarter of the year ended December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company adopted the ASU effective January 1, 2016 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $4.71 million as of December 31, 2015 have been reclassified from other assets and presented as a deduction of indebtedness in the condensed consolidated balance sheet.

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
At June 30, 2016, approximately $186.53 million, or 72.66%, of our debt had fixed interest rates and approximately $70.19 million, or 27.34%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $0.70 million per year. At June 30, 2016, LIBOR was approximately 47 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $0.33 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2016 (the end of the period covered by this Form 10-Q).
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

(b)    Not applicable.

(c)    Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

1.1	Equity Distribution Agreement dated July 21, 2016 by and between Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and Jones Trading Institutional Services, LLC (16)

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Convertible Preferred Stock of Registrant (3)

4.3	Form of Warrant Certificate of Registrant (3)

4.4	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.5	Form of Warrant Agreement with Revere High Yield Fund, LP (14)

4.6	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (15)

4.7	Full Value Partners, L.P. Amended Convertible Promissory Note. (15)

4.8	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (15)

4.9	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.10	Mercury Partners, L.P. Amended Convertible Promissory Note. (15)

4.11	Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.12	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (15)

4.13	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (15)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series C Mandatorily Convertible Preferred Units, as amended. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Mandatorily Convertible Preferred Units. (1)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Mandatorily Convertible Preferred Units. (6)

10.5	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.6	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (17)

10.7	Employment Agreement with Jon S. Wheeler (12)

10.8	Employment Agreement with Robin A. Hanisch (12)

10.9	Employeement Agreement with Wilkes Graham (12)

10.10	Subordination Agreement (5)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (8)

10.13	Purchase and Sale Agreement dated November 30, 2015, by and among WHLR-ACD Acquisition Company, LLC and certain sellers, for the purchase of the A-C Portfolio. (9)

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

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (18)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18)

101.INS	XBRL Instance Document (18)

101.SCH	XBRL Taxonomy Extension Schema Document (18)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (18)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (18)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (18)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (18)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 2, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 31, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 12, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 26, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(18)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	August 4, 2016