Form 10-Q
period 2016-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2016-11-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2016, there were 67,964,916 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS:
Investment properties, net	$292,212,257	$238,764,631
Cash and cash equivalents	35,816,636	10,477,576
Restricted cash	10,309,397	7,592,984
Rents and other tenant receivables, net	3,235,105	2,970,380
Related party receivables	1,365,950	482,320
Notes receivable	12,000,000	—
Goodwill	5,485,823	5,485,823
Assets held for sale	365,880	1,692,473
Above market lease intangible, net	7,718,507	6,517,529
Deferred costs and other assets, net	36,098,994	35,259,526
Total Assets	$404,608,549	$309,243,242
LIABILITIES:
Loans payable	$231,767,262	$184,629,082
Liabilities associated with assets held for sale	1,350,000	1,992,318
Below market lease intangible, net	8,718,947	7,721,335
Accounts payable, accrued expenses and other liabilities	10,147,839	7,533,769
Total Liabilities	251,984,048	201,876,504
Commitments and contingencies
Series D cumulative convertible preferred stock (no par value, 2,500,000 and 0 shares authorized, 1,600,000 and 0 shares issued and outstanding, respectively)	38,014,257	—

EQUITY:
Series A preferred stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding, respectively)	452,971	452,971
Series B convertible preferred stock (no par value, 5,000,000 and 3,000,000 shares authorized, 1,871,244 and 729,119 shares issued and outstanding, respectively)	40,710,868	17,085,147
Common stock ($0.01 par value, 150,000,000 and 75,000,000 shares authorized, 67,940,487 and 66,259,673 shares issued and outstanding, respectively)	679,404	662,596
Additional paid-in capital	222,725,476	220,370,984
Accumulated deficit	(160,594,653)	(140,306,846)
Total Shareholders’ Equity	103,974,066	98,264,852
Noncontrolling interests	10,636,178	9,101,886
Total Equity	114,610,244	107,366,738
Total Liabilities and Equity	$404,608,549	$309,243,242
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE:
Rental revenues	$8,590,439	$5,639,218	$23,787,801	$13,743,870
Asset management fees	163,092	132,335	623,340	465,817
Commissions	589,656	86,682	833,516	307,292
Tenant reimbursements and other revenues	2,567,491	1,371,311	6,887,918	3,864,879
Total Revenue	11,910,678	7,229,546	32,132,575	18,381,858
OPERATING EXPENSES:
Property operations	3,026,594	2,117,237	8,498,715	5,519,195
Non-REIT management and leasing services	695,542	343,393	1,351,640	999,186
Depreciation and amortization	4,994,572	4,881,937	15,306,331	11,722,164
Provision for credit losses	31,330	112,580	196,311	214,316
Corporate general & administrative	1,495,521	4,851,980	6,290,460	10,615,200
Total Operating Expenses	10,243,559	12,307,127	31,643,457	29,070,061
Operating Income (Loss)	1,667,119	(5,077,581)	489,118	(10,688,203)
Interest income	299,239	30,407	301,378	113,738
Interest expense	(3,639,414)	(2,328,476)	(9,801,442)	(6,450,461)
Net Loss from Continuing Operations	(1,673,056)	(7,375,650)	(9,010,946)	(17,024,926)
Discontinued Operations
Income from discontinued operations	39,114	217,234	115,463	348,083
Gain on disposal of properties	805	—	688,824	—
Net Income from Discontinued Operations	39,919	217,234	804,287	348,083
Net Loss	(1,633,137)	(7,158,416)	(8,206,659)	(16,676,843)
Less: Net loss attributable to noncontrolling interests	(121,892)	(428,702)	(767,679)	(1,331,294)
Net Loss Attributable to Wheeler REIT	(1,511,245)	(6,729,714)	(7,438,980)	(15,345,549)
Preferred stock dividends	(1,240,811)	(2,279,907)	(2,263,410)	(13,116,232)
Deemed dividend related to beneficial conversion feature of preferred stock	—	(13,124,506)	—	(72,644,506)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(2,752,056)	$(22,134,127)	$(9,702,390)	$(101,106,287)

Loss per share from continuing operations (basic and diluted):	$(0.04)	$(0.35)	$(0.15)	$(3.41)
Income per share from discontinued operations:	—	—	0.01	0.01
	$(0.04)	$(0.35)	$(0.14)	$(3.40)
Weighted-average number of shares:
Basic and Diluted	67,899,504	63,262,408	67,155,184	29,757,718

Dividends declared per common share	$0.05	$0.05	$0.16	$0.18
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
 (Unaudited)

	Series A		Series B								Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock			Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares		Value				Units	Value	Equity
Balance, December 31, 2015	562	$452,971	729,119	$17,085,147	66,259,673		$662,596	$220,370,984	$(140,306,846)	$98,264,852	4,055,292	$9,101,886	$107,366,738
Proceeds from issuance of Series B preferred stock, net of expenses	—	—	1,142,225	23,384,902	—		—	—	—	23,384,902	—	—	23,384,902
Accretion of Series B preferred stock discount	—	—	—	243,319	—		—	—	—	243,319	—	—	243,319
Conversion of Series B preferred stock to common stock	—	—	(100)	(2,500)	500		5	2,495	—	—	—	—	—
Conversion of senior convertible notes to common stock	—	—	—	—	1,397,010	1,397,010	13,970	1,590,180	—	1,604,150	—	—	1,604,150
Issuance of common stock under Share Incentive Plan	—	—	—	—	283,304		2,833	423,667	—	426,500	—	—	426,500
Noncontrolling interest investments	—	—	—	—	—		—	—	—	—	1,696,616	3,499,383	3,499,383
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—		—	338,150	—	338,150	—	(338,150)	—
Dividends and distributions	—	—	—	—	—		—	—	(12,848,827)	(12,848,827)	—	(859,262)	(13,708,089)
Net loss	—	—	—	—	—		—	—	(7,438,980)	(7,438,980)	—	(767,679)	(8,206,659)
Balance, September 30, 2016 (Unaudited)	562	$452,971	1,871,244	$40,710,868	67,940,487		$679,404	$222,725,476	$(160,594,653)	$103,974,066	5,751,908	$10,636,178	$114,610,244
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,206,659)	$(16,676,843)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation	5,751,164	3,600,673
Amortization	9,555,167	8,121,491
Loan cost amortization	1,464,347	938,383
Above (below) market lease amortization	69,209	566,646
Share-based compensation	426,500	506,000
Gain on sale of disposal of properties	(688,824)	—
Provision for credit losses	196,311	214,316
Changes in assets and liabilities, net of acquisitions:
Rent and other tenant receivables, net	(250,604)	(376,411)
Unbilled rent	(220,995)	(183,184)
Related party receivables	(883,630)	85,730
Cash restricted for operating property reserves	(1,256,976)	(1,500,177)
Deferred costs and other assets, net	1,729,506	(393,361)
Accounts payable, accrued expenses and other liabilities	3,320,861	1,996,041
Net operating cash flows provided by discontinued operations	(715)	665,158
Net cash from (used in) operating activities	11,004,662	(2,435,538)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(8,679,750)	(62,027,081)
Capital expenditures	(1,586,974)	(263,242)
Issuance of notes receivable	(11,000,000)	—
Increase in capital property reserves	(622,268)	(1,728,872)
Increase in cash restricted for property acquisitions	(837,169)	—
Cash received from disposal of properties	1,385,177	—
Net investing cash flows from discontinued operations	—	914,388
Net cash used in investing activities	(21,340,984)	(63,104,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(3,571,405)	(2,540,415)
Dividends and distributions paid	(12,653,896)	(10,083,178)
Proceeds from sales of preferred stock, net of expenses	61,387,058	83,415,894
Conversion of preferred stock	—	(25)
Loan proceeds	20,100,000	—
Loan principal payments	(29,575,012)	(7,230,229)
Net financing cash flows used in discontinued operations	(11,363)	(80,172)
Net cash from financing activities	35,675,382	63,481,875
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,339,060	(2,058,470)
CASH AND CASH EQUIVALENTS, beginning of period	10,477,576	9,839,841
CASH AND CASH EQUIVALENTS, end of period	$35,816,636	$7,781,371
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$60,320,250	$75,652,464
Noncontrolling interests resulting from the issuance of common units	$3,499,383	$1,574,551
Conversion of senior convertible debt into Series C preferred stock	$—	$3,000,000
Conversion of senior convertible debt into common stock	$1,600,000	$—
Accretion of preferred stock discounts	$255,420	$8,836,695
Deemed dividend for beneficial conversion feature	$—	$72,644,506
Note receivable in consideration of land	$1,000,000	$—
Other Cash Transactions:
Cash paid for interest	$8,258,885	$5,979,476
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2016, the Trust, through the Operating Partnership, owned and operated fifty-five centers, one office building, eight undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and nine months ended September 30, 2016 and 2015.

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

The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States and the amounts are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2016 and December 31, 2015, the Company’s allowance for uncollectible accounts totaled $419,807 and $411,394, respectively. During the three and nine months ended September 30, 2016, the Company recorded bad debt expenses in the amount of $31,330 and $196,311, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2015, the Company recorded bad debt expenses in the amount of $112,580 and $214,316, respectively. During the three and nine months ended September 30, 2016 and 2015, the Company did not realize any recoveries related to tenant receivables previously written off.

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
Details of these deferred costs, net of amortization, and other assets are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Lease origination costs, net	$1,144,027	$1,376,652
Leases in place, net	21,965,889	19,091,917
Deposits	366,250	2,012,996
Legal and marketing costs, net	106,596	129,325
Tenant relationships, net	12,073,312	12,060,172
Other	442,920	588,464
Total Deferred Costs and Other Assets, net	$36,098,994	$35,259,526

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place and legal and marketing costs represents a component of depreciation and amortization expense. As of September 30, 2016 and December 31, 2015, the Company’s intangible accumulated amortization totaled $25,722,802 and $16,595,092, respectively. During the three and nine months ended September 30, 2016, the Company’s intangible amortization expense totaled $2,996,840 and $9,555,167, respectively. During the three and nine months ended September 30, 2015, the Company's intangible amortization expense totaled $3,403,239 and $8,121,491, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows (unaudited):

For the Periods Ending September 30,	Lease Origination Costs, net	Leases In Place, net	Legal & Marketing Costs, net	Tenant Relationships, net
2017	$315,258	$6,164,707	$26,731	$4,144,113
2018	239,900	4,675,925	21,281	2,940,058
2019	162,301	3,287,248	17,215	1,931,689
2020	113,862	2,158,958	13,214	1,129,893
2021	90,987	1,353,786	10,260	586,277
Thereafter	221,719	4,325,265	17,895	1,341,282
	$1,144,027	$21,965,889	$106,596	$12,073,312
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three and nine months ended September 30, 2016, the Company recognized percentage rents of $57,682 and $214,225, respectively. During the three and nine months ended September 30, 2015, the Company recognized percentage rents of $27,179 and $63,326, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements and other revenues." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and nine months ended September 30, 2016 and 2015.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2016, the Company recognized lease termination fees of $0 and $25,674, respectively. During the three and nine months ended September 30, 2015, the Company recognized lease termination fees of $0 and $0, respectively.

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

Service vendors bill the majority of the direct costs of operating the properties directly to the REIT Properties and Non-REIT Properties and each property pays them accordingly. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively. The Non-REIT Properties also pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals). Non-REIT properties pay development fees of 5% of hard costs.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $23,002 and $175,887 for the three and nine months ended September 30, 2016, respectively. The Company incurred advertising and promotion costs of $44,376 and $152,338 for the three and nine months ended September 30, 2015, respectively.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the Condensed Consolidated Statements of Operations is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Acquisition and development costs	$117,951	$1,733,639	$903,490	$3,167,378
Professional fees	390,540	274,006	1,180,854	1,166,279
Compensation and benefits	392,008	620,749	2,439,977	2,361,664
Corporate administration	301,578	247,621	806,216	806,494
Equity, debt and refinancing costs	60,679	1,826,240	310,547	2,447,890
Travel	153,199	61,993	373,741	363,803
Advertising	23,002	44,376	175,887	152,338
Taxes and licenses	56,564	43,356	99,748	149,354
Total	$1,495,521	$4,851,980	$6,290,460	$10,615,200
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

The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are exchanged for the Company’s common stock $0.01 par value per share (“common stock”). In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force).” The ASU addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company will adopt this ASU in 2018 and does not expect the adoption to materially impact its condensed consolidated statements of cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income.  During the first quarter of 2016, the Company identified that in previous filings the change in cash restricted for property reserves and payments for deferred financing costs had been reported as cash flows from operating activities and should have been presented as investing and financing activities, respectively. The Company corrected the previously presented cash flows for these items in the current presentation and in doing so, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 has been adjusted to increase net cash flows from operating activities by $4.3 million with corresponding decreases in net cash flows from investing and financing activities of $1.7 million and $2.6 million, respectively. The Company has evaluated the effect of the incorrect presentation in prior periods, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

3. Investment Properties
Investment properties consist of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Land and land improvements	$71,835,953	$50,777,143
Land held for improvement	11,370,497	12,353,963
Buildings and improvements	227,405,802	188,338,469
Investment properties at cost	310,612,252	251,469,575
Less accumulated depreciation and amortization	(18,399,995)	(12,704,944)
Investment properties, net	$292,212,257	$238,764,631
The Company’s depreciation expense on investment properties was $1,997,732 and $5,751,164 for the three and nine months ended September 30, 2016, respectively. The Company's depreciation expense on investment properties was $1,478,698 and $3,600,673 for the three and nine months ended September 30, 2015, respectively.
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

Acquisitions

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71 million, paid through a combination of cash, debt and the issuance of 888,889 common units in the Operating Partnership. Collectively, the A-C Portfolio properties total 605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-Lo, Harris Teeter or Piggly Wiggly grocery store.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental revenue	$8,589,194	$7,350,934	$25,685,635	$18,879,018
Net loss from continuing operations	$(1,597,272)	$(7,865,805)	$(9,210,053)	$(18,495,390)
Net loss attributable to Wheeler REIT	$(1,441,117)	$(7,105,404)	$(7,572,955)	$(16,420,232)
Net loss attributable to Wheeler REIT common shareholders	$(2,681,928)	$(22,509,817)	$(9,836,365)	$(102,180,970)
Basic loss per share	$(0.04)	$(0.36)	$(0.15)	$(3.43)
Diluted loss per share	$(0.04)	$(0.36)	$(0.15)	$(3.43)
4. Notes Receivable
The Company, through WD, is performing development services for a related party of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Marketplace (“Sea Turtle Development”). Sea Turtle Development is a related party as discussed in Note 10.
On September 29, 2016, the Company entered into an $11.0 million note receivable for the partial funding of the Sea Turtle Development and an $1.0 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. The balance on the notes receivable at September 30, 2016 is $12.0 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. Management expects that the sale of the Freestanding Properties will occur within one year and the Company will receive no residual cash flows once the Freestanding Properties are disposed. As of September 30, 2016, the only Freestanding Property remaining available for sale was Ruby Tuesday and Outback Steakhouse at Pierpont Centre.
On June 29, 2016, the Company completed its sale of Starbucks/Verizon for a contract price of approximately $2.1 million, resulting in a gain of approximately $689,000.
As of September 30, 2016 and December 31, 2015, assets held for sale consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Investment properties, net	$216,792	$1,284,888
Rents and other tenant receivables, net	—	38,945
Above market lease intangible, net	2,616	2,616
Deferred costs and other assets, net	146,472	366,024
Total assets held for sale	$365,880	$1,692,473
As of September 30, 2016 and December 31, 2015, liabilities associated with assets held for sale consisted of the following:

	September 30, 2016	December 31, 2015
	(unaudited)
Loans payable	$1,350,000	$1,966,806
Below market lease intangible, net	—	14,758
Accounts payable, accrued expenses and other liabilities	—	10,754
Total liabilities associated with assets held for sale	$1,350,000	$1,992,318

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Assets Held for Sale and Discontinued Operations (continued)

The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Revenues	$53,939	$607,379	$249,439	$1,827,238
Expenses	508	174,218	78,013	789,157
Operating income	53,431	433,161	171,426	1,038,081
Interest expense	14,317	215,927	55,963	689,998
Gain on disposal of properties	805	—	688,824	—
Income from discontinued operations	$39,919	$217,234	$804,287	$348,083

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable
The Company’s loans payable consist of the following:

Property/Description	Monthly Payment		Interest Rate	Maturity	September 30, 2016	December 31, 2015
					(unaudited)
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,528,895	$3,634,085
Monarch Bank Building	$9,473		4.15%	December 2017	1,334,241	1,376,452
Perimeter Square	Interest only		4.06%	August 2026	4,500,000	4,166,406
Riversedge North	$8,802		6.00%	January 2019	926,444	962,281
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,464,362	3,535,606
Twin City Commons	$17,827		4.86%	January 2023	3,184,056	3,225,473
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	5,951,648	6,081,272
Bank Line of Credit	Interest only		4.25%	September 2017	3,000,000	—
Bank Line of Credit	Interest only		3.01%	May 2018	46,127,250	6,873,750
Forrest Gallery	$50,973		5.40%	September 2023	8,834,660	8,926,712
Tampa Festival	$50,797		5.56%	September 2023	8,534,790	8,627,294
Winslow Plaza	Interest only		4.82%	December 2025	4,620,000	4,620,000
Cypress Shopping Center	$34,360		4.70%	July 2024	6,609,876	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,632,616	3,677,501
Port Crossing	$34,788		4.84%	August 2024	6,396,584	6,471,636
LaGrange Marketplace	$15,065		5.50%	February 2024	2,381,726	2,418,212
Freeway Junction	$31,265		4.60%	September 2024	8,150,000	8,150,000
DF I-Edenton	$250,000	[1]	3.75%	September 2016	—	650,000
DF I-Moyock	$10,665		5.00%	July 2019	337,169	418,538
Graystone Crossing	$15,672		4.55%	October 2024	4,000,000	4,000,000
Bryan Station	Interest only		4.52%	November 2024	4,625,000	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2016	664,864	732,685
Pierpont Centre	Interest only		4.15%	February 2025	8,450,000	8,450,000
Alex City Marketplace	Interest only		3.95%	April 2025	5,750,000	5,750,000
Butler Square	Interest only		3.90%	May 2025	5,640,000	5,640,000
Brook Run Shopping Center	Interest only		4.08%	June 2025	10,950,000	10,950,000
Beaver Ruin Village I and II	Interest only		4.73%	July 2025	9,400,000	9,400,000
Columbia Fire Station	Interest only		8.00%	December 2017	477,788	450,053
Sunshine Shopping Plaza	Interest only		4.57%	August 2025	5,900,000	5,900,000
Barnett Portfolio	Interest only		4.30%	September 2025	8,770,000	8,770,000
Grove Park Shopping Center	Interest only		4.52%	October 2025	3,800,000	3,800,000
Parkway Plaza	Interest only		4.57%	October 2025	3,500,000	3,500,000
Conyers Crossing	Interest only		4.67%	October 2025	5,960,000	5,960,000
Fort Howard Shopping Center	Interest only		4.57%	October 2025	7,100,000	7,100,000
Chesapeake Square	$23,857		4.70%	August 2026	4,594,760	—
Revere Loan	Interest only		8.00%	April 2017	7,450,000	—
Senior convertible notes	Interest only		9.00%	December 2018	1,400,000	3,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	—	2,160,000
South Carolina Food Lions note	$68,320		5.25%	January 2024	12,266,906	12,375,000
Total Principal Balance					238,551,135	189,340,456
Unamortized debt issuance cost					(6,783,873)	(4,711,374)
Total Loans Payable					$231,767,262	$184,629,082
(1)$250,000 plus accrued interest paid quarterly until maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.0 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.0 million revolving credit line with KeyBank to $67.2 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used Series B proceeds to reduce its borrowings under the Credit Agreement to $46.1 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.30%.

As of September 30, 2016, the Company has borrowed $46.1 million under the Credit Agreement, which is collateralized by the A-C Portfolio acquired on April 12, 2016. At September 30, 2016, the outstanding borrowings are accruing interest at 3.01%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of September 30, 2016. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of September 30, 2016, the Company has not incurred an event of default.
Senior Subordinated Debt

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt.
Revere Loan Agreement
In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016 (“Revere Term Loan”) in the principal amount of $8.0 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 8% per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 6,000,000 shares of the Company’s common stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan. As of September 30, 2016, the remaining outstanding amount under the Revere Term Loan is $7.45 million.
Revere Warrant Agreement
In connection with the Revere Term Loan, the Company and Revere entered into a Warrant Agreement dated as of April 8, 2016 (“Revere Warrant Agreement”), pursuant to which the Company agreed to issue the Warrant to Revere. The terms of the Revere Warrant Agreement provide that solely in the event of an Event of Default (as defined in the Revere Term Loan) under the Revere Term Loan, Revere shall have the right to purchase an aggregate of up to 6,000,000 shares of the Company’s common stock for an exercise price equal to $0.0001 per share. The Warrant is exercisable at any time and from time to time during the period starting on April 8, 2016 and expiring on April 30, 2017 at 11:59 p.m., Virginia Beach, Virginia time, solely in the event of an Event of Default under the Revere Term Loan. The Company will not receive any proceeds from the issuance of the Warrant; rather the Warrant serves as collateral for the Revere Term Loan, the proceeds of which were used as partial consideration for the A-C Portfolio. The issuance of the Warrant is exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended based upon the above facts, because Revere is an accredited investor and because the issuance of the Warrant was a private transaction by the Company and did not involve any public offering. The Warrant is treated as embedded equity and separate disclosure is not necessary.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Senior Convertible Notes Amendment
Effective as of April 28, 2016, the Company and certain investors: Calapasas West Partners, L.P.; Full Value Partners, L.P.; Full Value Special Situations Fund, L.P.; MCM Opportunity Partners, L.P.; Mercury Partners, L.P.; Opportunity Partners, L.P.; Special Opportunities Fund, Inc.; and Steady Gain Partners, L.P. (collectively the “Bulldog Investors”) amended the convertible 9% senior notes (“Amended Convertible Notes”) to purchase shares of the Company’s common stock. Prior to the amendment, the aggregate principal amount of the Convertible Notes ("Convertible Notes") was $3,000,000.

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of common stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of common stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares. As of September 30, 2016, the Bulldog Investors converted approximately $1,600,000 of principal amount into 1,397,010 shares of the Company's common stock.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of September 30, 2016, the Company believes it is in compliance with all applicable covenants.

Chesapeake Square Refinance

On July 11, 2016, the Company executed a promissory note for $4.6 million to refinance the Chesapeake Square collateralized portion of the KeyBank Credit Agreement totaling $3.9 million. The new loan matures on August 1, 2026 with principal due at maturity and bears interest at 4.70%.

Perimeter Square Refinance

On July 29, 2016, the Company executed a promissory note for $4.5 million to refinance the Perimeter promissory note totaling $4.1 million. The new loan matures on August 6, 2026 with principal due at maturity and bears interest at 4.06%.

Debt Maturity
The Company’s scheduled principal repayments on indebtedness as of September 30, 2016 are as follows:

For the Periods Ending September 30,

(unaudited)
2017	$16,396,168
2018	53,068,183
2019	4,004,712
2020	9,217,251
2021	1,748,540
Thereafter	154,116,281
Total principal maturities	$238,551,135

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and percentage rent based on tenant sales volume, as of September 30, 2016 are as follows:

For the Periods Ending September 30,
(unaudited)
2017	$32,959,649
2018	28,486,921
2019	22,194,366
2020	16,887,034
2021	11,526,744
Thereafter	30,255,139
Total minimum rentals	$142,309,853
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
As of September 30, 2016, 4,055,292 of the Operating Partnership’s common units outstanding to noncontrolling interests are eligible to be converted into shares of common stock, on a one-to-one basis. Additionally, 1,871,244 shares of Series B Convertible Preferred Stock, without par value ("Series B Preferred Stock"), and 1,600,000 shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred Stock"), and $1,400,000 of senior convertible debt are eligible to be converted into 28,244,214 shares of the Company's common stock and warrants to purchase 2,635,025 shares of the Company's common stock were outstanding at September 30, 2016. In addition, 6,000,000 shares of the Company's common stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor. The common units, convertible preferred stock, cumulative convertible preferred stock, senior convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.
Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Common unit and common shareholders	$3,867,061	$3,683,804	$11,444,679	$6,099,075
Preferred shareholders	1,240,811	2,279,907	2,263,410	13,116,232
Total	$5,107,872	$5,963,711	$13,708,089	$19,215,307

On September 19, 2016, the Company declared a $0.0175 per share dividend payable on or about October 31, 2016 to shareholders and unitholders of record as of September 30, 2016. Accordingly, the Company has accrued $1,289,617 as of September 30, 2016 for this dividend.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity (continued)

During the three months ended September 30, 2016, the Company declared quarterly dividends of $1,162,442 to preferred shareholders of record as of September 30, 2016 to be paid on October 15, 2016. Accordingly, the Company has accrued $1,162,442 as of September 30, 2016 for this dividend.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 1,000,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company.

Equity Issuances under 2015 Incentive Plan

During the nine months ended September 30, 2016, the Company issued 283,304 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $426,500. As of September 30, 2016, there are 473,804 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 5,000,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company. There were no issuances under the 2016 Incentive Plan in 2016.

2016 Series B Preferred Stock Offering

On July 7, 2016 the Company filed a shelf registration statement relating to the potential issuance of up to $50 million of our Series B Preferred Stock. On July 21, 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with a third party agent to sell such securities. As of September 30, 2016, the Company has issued 1,142,225 shares of Series B Preferred Stock pursuant to the Equity Distribution Agreement in addition to the 729,119 shares that were currently issued and outstanding. The Series B Preferred Stock has no redemption rights. However, the Series B Preferred Stock is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our common stock, 0.01 par value per share, exceeds $7.25 per share; once this weighted average closing price is met, each share of our Series B Preferred Stock will automatically convert into shares of our common stock at a conversion price equal to $5.00 per share. In addition, holders of our Series B Preferred Stock also have the option, at any time, to convert shares of our Series B Preferred Stock into shares of our common stock at a conversion price of $5.00 per share of common stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred Stock shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B Stock has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above. Net proceeds from the Series B Preferred Stock offering totaled $23.4 million which includes the impact of the underwriters’ selling concessions and legal, accounting and other professional fees.

2016 Series D Preferred Stock Offering- Redeemable Preferred Stock

In September 2016, the Company, issued and sold 1,600,000 shares of Series D Preferred Stock, liquidation value $25.00 per share (the “Series D Preferred Stock”), in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $25.00 per share. Until September 21, 2023, the holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity (continued)

The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s common stock at an initial conversion rate of $2.12 per share of common stock. On September 21, 2023, the holders of the Series D Preferred Stock may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of common stock, or any combination thereof, at the holder’s option. The Series D Preferred Stock requires the Company maintain asset coverage of at least 200.00%.

Net proceeds from the public offering totaled $38 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Accretion of Series D Preferred Stock discount was $12 thousand for the nine months ended September 30, 2016.

9. Commitments and Contingencies
Lease Commitments
As of September 30, 2016, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,539 and $13,617 for the three and nine months ended September 30, 2016, respectively, compared to $4,539 and $13,510 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the Beaver Ruin Village property is subject to a ground lease which terminates in 2054. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $11,428 and $34,284 for the three and nine months ended September 30, 2016, respectively, compared to $11,428 for the three and nine months ended September 30, 2015.

As of September 30, 2016, the Beaver Ruin Village II property is subject to a ground lease which terminates in 2056. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $4,463 and $13,389 for the three and nine months ended September 30, 2016, respectively, compared to $4,463 for the three and nine months ended September 30, 2015.

As of September 30, 2016, the Company leases office space in Charleston, South Carolina, subject to a lease that terminates in 2019. The lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred lease expense of $25,524 and $66,832 for the three and nine months ended September 30, 2016, respectively, compared to $24,910 and $84,709 for the three and nine months ended September 30, 2015, respectively.

As of September 30, 2016, the Moncks Corner property is subject to a ground lease which terminates in 2040. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $30,327 and $56,940 for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016, the Devine Street property is subject to a ground lease which terminates in 2035. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense of $62,500 and $117,361 for the three and nine months ended September 30, 2016, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended September 30,
2017	$518,974
2018	523,140
2019	518,166
2020	425,924
2021	465,785
Thereafter	10,131,026
$12,583,015

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 2%, 20%, 75% and 3%, respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2016. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates.

	September 30,
	2016	2015
	(unaudited)
Amounts paid to affiliates	$114,817	$831,777
Amounts received from affiliates	$784,510	$671,334
Amounts due from affiliates	$1,365,950	$377,601
Notes receivable	$12,000,000	$—
As discussed in Note 4, the Company has loaned $11.0 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.0 million for the sale of land to be used in the development. The Company is performing development, leasing, property and asset management services for Sea Turtle Development. Development fees of 5% of hard costs incurred are paid to the Company. Leasing, property and asset management fees are consistent with those charged for services provided to non-related properties. Amounts due from affiliates include $294 thousand in accrued interest on the notes receivable and $169 thousand in development fees.

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
The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections of our Registration Statement on Form S-3 (as amended) filed with the Securities and Exchange Commission (“SEC”) on August 24, 2016.
Executive Overview
The September 30, 2016 three and nine month periods include the combined operations of all properties owned at December 31, 2015 as described in our 2015 Form 10-K and approximately two quarters for the fourteen A-C Portfolio properties. Conversely, the September 30, 2015 three and nine month periods include the combined operations of all properties owned at December 31, 2014 as described in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K"), and approximately nine months of operations for Pierpont Centre, six months for Alex City Marketplace, a full quarter of operations for Butler Square and Brook Run and a partial quarter of operations for Beaver Ruin Village I and II, Chesapeake Square, Sunshine Plaza, Barnett Portfolio, Grove Park, Parkway Plaza, Fort Howard Square and Conyers Crossing. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2015 annual and 2016 three and nine month periods (collectively referred to as “same stores”) and of those properties acquired after December 31, 2014 (collectively referred to as “new stores”). This illustrates the significant impact these acquired properties acquired during 2015 had on our results of operations.
Leasing Activity
Renewals during the three months ended September 30, 2016 were comprised of fifteen deals totaling 41,374 square feet with a weighted-average increase of $0.92 per square foot, representing an increase of 7.48% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $1.21 per square foot on eleven renewals and no changes per square foot on four renewals. Four renewals represented options being exercised. Additionally, we signed nineteen new leases totaling 46,745 square feet with weighted-average rents of $10.01 per square foot during the three months ended September 30, 2016.
Renewals during the nine months ended September 30, 2016 were comprised of forty-one deals totaling 150,191 square feet with a weighted-average increase of $0.64 per square foot, representing an increase of 5.58% over prior rates. The rates on negotiated renewals resulted in a weighted-average increase of $0.99 per square foot on thirty-one renewals and no changes per square foot on ten renewals. Fifteen renewals represented options being exercised. Additionally, we signed thirty-eight new leases totaling 91,414 square feet with weighted-average rents of $14.15 per square foot during the nine months ended September 30, 2016.

Approximately 8.31% of our gross leasable area is subject to leases that expire during the twelve months ending September 30, 2017 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.
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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2015 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2016. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2016	2015	2016	2015	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and operated at period end(1)	55	45	55	45	10	22.22%	10	22.22%
Aggregate gross leasable area at period end(1)	3,750,976	3,338,858	3,750,976	3,338,858	412,118	12.34%	412,118	12.34%
Ending occupancy rate at period end (1)	93.90%	94.25%	93.90%	94.25%	(0.35)%	(0.37)%	(0.35)%	(0.37)%
FINANCIAL DATA:
Rental revenues	$8,590,439	$5,639,218	$23,787,801	$13,743,870	$2,951,221	52.33%	$10,043,931	73.08%
Asset management fees	163,092	132,335	623,340	465,817	30,757	23.24%	157,523	33.82%
Commissions	589,656	86,682	833,516	307,292	502,974	580.25%	526,224	171.25%
Other non-property income	169,145	—	169,145	—	169,145	—%	169,145	—%
Tenant reimbursements and other revenues	2,398,346	1,371,311	6,718,773	3,864,879	1,027,035	74.89%	2,853,894	73.84%
Total Revenue	11,910,678	7,229,546	32,132,575	18,381,858	4,681,132	64.75%	13,750,717	74.81%
EXPENSES:
Property operations	3,026,594	2,117,237	8,498,715	5,519,195	909,357	42.95%	2,979,520	53.98%
Non-REIT management and leasing services	695,542	343,393	1,351,640	999,186	352,149	102.55%	352,454	35.27%
Depreciation and amortization	4,994,572	4,881,937	15,306,331	11,722,164	112,635	2.31%	3,584,167	30.58%
Provision for credit losses	31,330	112,580	196,311	214,316	(81,250)	(72.17)%	(18,005)	(8.40)%
Corporate general & administrative	1,495,521	4,851,980	6,290,460	10,615,200	(3,356,459)	(69.18)%	(4,324,740)	(40.74)%
Total Operating Expenses	10,243,559	12,307,127	31,643,457	29,070,061	(2,063,568)	(16.77)%	2,573,396	8.85%
Operating Income (Loss)	1,667,119	(5,077,581)	489,118	(10,688,203)	6,744,700	132.83%	11,177,321	104.58%
Interest income	299,239	30,407	301,378	113,738	268,832	884.11%	187,640	164.98%
Interest expense	(3,639,414)	(2,328,476)	(9,801,442)	(6,450,461)	(1,310,938)	(56.30)%	(3,350,981)	(51.95)%
Net Loss from Continuing Operations	(1,673,056)	(7,375,650)	(9,010,946)	(17,024,926)	5,702,594	77.32%	8,013,980	47.07%
Discontinued Operations
Income from operations	39,114	217,234	115,463	348,083	(178,120)	(81.99)%	(232,620)	(66.83)%
Gain on disposal of properties	805	—	688,824	—	805	—	688,824	—
Net Income from Discontinued Operations	39,919	217,234	804,287	348,083	(177,315)	(81.62)%	456,204	131.06%
Net Loss	(1,633,137)	(7,158,416)	(8,206,659)	(16,676,843)	5,525,279	77.19%	8,470,184	50.79%
Net loss attributable to noncontrolling interests	(121,892)	(428,702)	(767,679)	(1,331,294)	306,810	71.57%	563,615	42.34%
Net Loss Attributable to Wheeler REIT	$(1,511,245)	$(6,729,714)	$(7,438,980)	$(15,345,549)	$5,218,469	77.54%	$7,906,569	51.52%
(1)    Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all fourteen of our 2016 retail acquisitions occurred subsequent to September 30, 2015.

	Three Months Ended September 30,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$4,886,542	$4,523,898	$6,102,243	$2,486,631	$10,988,785	$7,010,529
Property expenses	1,388,778	1,350,255	1,637,816	766,982	3,026,594	2,117,237
Property Net Operating Income	3,497,764	3,173,643	4,464,427	1,719,649	7,962,191	4,893,292
Asset Management and Commission Revenue	752,748	219,017	—	—	752,748	219,017
Other non-property income	169,145	—	—	—	169,145	—
Other Income	921,893	219,017	—	—	921,893	219,017
Non-REIT management and leasing services	695,542	343,393	—	—	695,542	343,393
Depreciation and amortization	1,629,915	2,366,989	3,364,657	2,514,948	4,994,572	4,881,937
Provision for credit losses	19,414	52,602	11,916	59,978	31,330	112,580
Corporate general & administrative	1,470,802	4,411,035	24,719	440,945	1,495,521	4,851,980
Total Other Operating Expenses	3,815,673	7,174,019	3,401,292	3,015,871	7,216,965	10,189,890
Interest income	299,224	30,407	15	—	299,239	30,407
Interest expense	(2,695,669)	(1,743,755)	(943,745)	(584,721)	(3,639,414)	(2,328,476)
Net Income (Loss) from Continuing Operations	(1,792,461)	(5,494,707)	119,405	(1,880,943)	(1,673,056)	(7,375,650)
Discontinued Operations
Income (loss) from operations	(114)	213,236	39,228	3,998	39,114	217,234
Gain on disposal of properties	805	—	—	—	805	—
Net Income from Discontinued Operations	691	213,236	39,228	3,998	39,919	217,234
Net Loss	$(1,791,770)	$(5,281,471)	$158,633	$(1,876,945)	$(1,633,137)	$(7,158,416)

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$14,530,476	$13,909,633	$15,976,098	$3,699,116	$30,506,574	$17,608,749
Property expenses	4,382,402	4,384,994	4,116,313	1,134,201	8,498,715	5,519,195
Property Net Operating Income	10,148,074	9,524,639	11,859,785	2,564,915	22,007,859	12,089,554
Asset Management and Commission Revenue	1,456,856	773,109	—	—	1,456,856	773,109
Other non-property income	169,145	—	—	—	169,145	—
Other Income	1,626,001	773,109	—	—	1,626,001	773,109
Non-REIT management and leasing services	1,351,640	999,186	—	—	1,351,640	999,186
Depreciation and amortization	5,453,494	7,418,270	9,852,837	4,303,894	15,306,331	11,722,164
Provision for credit losses	125,218	152,196	71,093	62,120	196,311	214,316
Corporate general & administrative	5,530,643	9,694,378	759,817	920,822	6,290,460	10,615,200
Total Other Operating Expenses	12,460,995	18,264,030	10,683,747	5,286,836	23,144,742	23,550,866
Interest income	301,273	113,737	105	1	301,378	113,738
Interest expense	(7,104,239)	(5,534,854)	(2,697,203)	(915,607)	(9,801,442)	(6,450,461)
Net Loss from Continuing Operations	(7,489,886)	(13,387,399)	(1,521,060)	(3,637,527)	(9,010,946)	(17,024,926)
Discontinued Operations
Income (loss) from operations	27,538	371,892	87,925	(23,809)	115,463	348,083
Gain on disposal of properties	688,824	—	—	—	688,824	—
Net Income (Loss) from Discontinued Operations	716,362	371,892	87,925	(23,809)	804,287	348,083
Net Loss	$(6,773,524)	$(13,015,507)	$(1,433,135)	$(3,661,336)	$(8,206,659)	$(16,676,843)

Property Revenues
Total same store property revenues for the three and nine month periods ended September 30, 2016 were $4.89 million and $14.53 million, respectively, compared to $4.52 million and $13.91 million, respectively, for the three and nine month periods ended September 30, 2015, representing a increase of approximately $0.36 million and $0.62 million, respectively. Same store revenues fluctuated primarily due to increases in tenant reimbursements and positive rent spreads on renewals.
The three and nine month periods ended September 30, 2016 represent full periods of operations reported for the fifteen retail acquisitions made in 2015. New stores contributed $6.10 million and $15.98 million, respectively, in revenues for the three and nine month periods ended September 30, 2016, compared to $2.49 million and $3.70 million, respectively, in contributions to revenue for the three and nine month periods ended September 30, 2015. Going forward we believe these properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.
Property Expenses
Total same store property expenses for the three and nine month periods ended September 30, 2016 were $1.39 million and $4.38 million, respectively, compared to $1.35 million and $4.38 million, respectively, for the three and nine month periods ended September 30, 2015. The same store properties operated relatively consistently during the three and nine month periods ended September 30, 2016 and September 30, 2015. Total property expenses increased primarily due to new store increases of $0.87 million and $2.98 million for the three and nine month periods ended September 30, 2016, respectively, over the comparable prior year periods.
There were no significant unusual or non-recurring items included in new store property expenses for the three and nine month periods ended September 30, 2016.
Property Net Operating Income

Total property net operating income was $7.96 million and $22.01 million, respectively, for the three and nine month periods ended September 30, 2016 compared to $4.89 million and $12.09 million, respectively, for the three and nine month periods ended September 30, 2015. The three and nine month periods ended September 30, 2016 represent an increase of $3.07 million and $9.92 million, respectively, over the comparable prior year periods. New stores accounted for the majority of these increases by generating $4.46 million and $11.86 million, respectively, in property net operating income for the three and nine month periods ended September 30, 2016, compared to $1.72 million and $2.56 million, respectively, for the three and nine month periods ended September 30, 2015.

Other Operating Expenses
Same store other operating expenses for the three and nine month periods ended September 30, 2016 were $3.82 million and $12.46 million, respectively, which represent a decreases of $3.36 million and $5.80 million over the three and nine month periods ended September 30, 2015. These decreases in same store operating expenses for the three and nine month periods ended September 30, 2016 primarily resulted from decreases of $0.74 million and $1.96 million in depreciation and amortization expense, respectively, and decreases of $2.94 million and $4.16 million in general and administrative expenses, respectively. The decreases in same store depreciation and amortization expense for the three and nine month periods ended September 30, 2016 resulted from additional assets becoming fully depreciated and amortized subsequent to the September 2015 periods. The decreases in same store general and administrative expenses for the three and nine month periods ended September 30, 2016 resulted from decreases in acquisition costs and capital related costs. These decreases were offset by increases of $0.35 million and $0.35 million in Non-REIT management and leasing fees due to leasing of Sea Turtle Development for the three and nine months ended September 30, 2016, respectively.
Total other operating expenses decreased by $2.97 million and $0.41 million for the three and nine month periods ended September 30, 2016, respectively, due to an overall decrease in in general and administrative expenses as noted above. This decrease was offset by depreciation and amortization resulting from the additional expense associated with the fourteen properties acquired subsequent to September 30, 2015. This decrease was offset by an increase in depreciation and amortization for the nine month period period ended September 30, 2016 due to new stores. General and administrative expenses during the three and nine month periods ended September 30, 2016 included approximately $0.18 million and $1.60 million, respectively, of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(unaudited)
Acquisition costs	$117,951	$914,302
Capital related costs	60,679	310,547
Other	—	376,000
	$178,630	$1,600,849
Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the A-C Portfolio acquisition completed on April 12, 2016 and sourcing and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis.
Interest Income

Same store interest income was $0.30 million and $0.30 million, respectively, for the three and nine month periods ended September 30, 2016, which represent increases of $0.27 million and $0.19 million, respectively, as compared to $0.03 million and $0.11 million, respectively, for the three and nine month periods ended September 30, 2015. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable occurring in the three months ended September 30, 2016.

Interest Expense
Same store interest expense was $2.70 million and $7.10 million, respectively, for the three and nine month periods ended September 30, 2016, which represent increases of $0.95 million and $1.57 million, respectively, as compared to $1.74 million and $5.53 million, respectively, for the three and nine month periods ended September 30, 2015. Same store interest expensed is primarily attributable to incremental debt service associated with additional borrowings. Total interest expense for the three and nine months ended September 30, 2016 increased by $1.31 million and $3.35 million, respectively. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire the fourteen retail properties occurring subsequent to September 30, 2015.
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

Below is a comparison of same and new store FFO for the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2016	2015	2016	2015	2016	2015	$	%
Net income (loss)	$(1,791,770)	$(5,281,471)	$158,633	$(1,876,945)	$(1,633,137)	$(7,158,416)	$5,525,279	77.19%
Depreciation of real estate assets from continuing operations	1,629,915	2,366,989	3,364,657	2,514,948	4,994,572	4,881,937	112,635	2.31%
Depreciation of real estate assets from discontinued operations	—	95,916	—	12,970	—	108,886	(108,886)	(100.00)%
Depreciation of real estate assets	1,629,915	2,462,905	3,364,657	2,527,918	4,994,572	4,990,823	3,749	0.08%
Gain on sale of discontinued operations	(805)	—	—	—	(805)	—	(805)	—%
FFO	$(162,660)	$(2,818,566)	$3,523,290	$650,973	$3,360,630	$(2,167,593)	$5,528,223	255.04%

	Nine Months Ended September 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(6,773,524)	$(13,015,507)	$(1,433,135)	$(3,661,336)	$(8,206,659)	$(16,676,843)	$8,470,184	50.79%
Depreciation and amortization of real estate assets from continuing operations	5,453,494	7,418,270	9,852,837	4,303,894	15,306,331	11,722,164	3,584,167	30.58%
Depreciation and amortization of real estate assets from discontinued operations	—	510,819	—	69,073	—	579,892	(579,892)	(100.00)%
Depreciation of real estate assets	5,453,494	7,929,089	9,852,837	4,372,967	15,306,331	12,302,056	3,004,275	24.42%
Gain on sale of discontinued operations	(688,824)	—	—	—	(688,824)	—	(688,824)	—%
FFO	$(2,008,854)	$(5,086,418)	$8,419,702	$711,631	$6,410,848	$(4,374,787)	$10,785,635	246.54%
During the three and nine month periods ended September 30, 2016, same store FFO increased $2.66 million and $3.08 million, respectively, primarily due to decreases of $2.94 million and $4.16 million, respectively, in corporate general and administrative expenses, increases in property net operating income of $0.32 million and $0.62 million, respectively, and partially offset by increases in interest expense of $0.95 million and $1.57 million, respectively, for the three and nine month periods ended September 30, 2016, as described above. Total FFO increased $5.53 million and $10.79 million, respectively, for the three and nine month periods ended September 30, 2016 primarily due to the expansion of operations resulting from the twenty-nine retail acquisitions occurring subsequent to December 31, 2014 that contributed incremental new store FFO of $2.87 million and $7.71 million when compared to the same period prior year.
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

Total AFFO for the three and nine month periods ended September 30, 2016, respectively, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
FFO	$3,360,630	$(2,167,593)	$6,410,848	$(4,374,787)
Preferred stock dividends	(1,240,811)	(2,279,907)	(2,263,410)	(13,116,232)
Preferred stock accretion adjustments	78,369	1,857,133	255,420	8,836,696
FFO available to common shareholders and common unitholders	2,198,188	(2,590,367)	4,402,858	(8,654,323)
Acquisition costs	117,951	1,733,639	914,302	3,167,378
Capital related costs	60,679	1,826,240	310,547	2,447,890
Other non-recurring and non-cash expenses	47,055	149,833	506,257	566,813
Share-based compensation	170,750	54,700	581,750	356,000
Straight-line rent	(81,073)	(108,595)	(223,143)	(202,030)
Loan cost amortization	628,899	303,463	1,464,347	1,048,711
Accrued interest income	(294,038)	—	(294,038)	—
Above/below market lease amortization	(3,053)	153,512	69,209	562,987
Perimeter legal accrual	—	3,504	—	127,804
Recurring capital expenditures and tenant improvement reserves	(187,555)	(166,700)	(514,574)	(437,100)
AFFO	$2,657,803	$1,359,229	$7,217,515	$(1,015,870)
Preferred stock dividends for the three and nine month periods ended September 30, 2015 include approximately $0.0 million and $1.98 million, respectively, of dividends (excluding the impact of accretion adjustments) related to the Series C Preferred Stock. The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B, Series C, and Series D Preferred Stock. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At September 30, 2016, our consolidated cash and cash equivalents totaled $35.82 million compared to consolidated cash and cash equivalents of $10.48 million at December 31, 2015. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2016	2015	$	%
Operating activities	$11,004,662	$(2,435,538)	$13,440,200	551.84%
Investing activities	$(21,340,984)	$(63,104,807)	$41,763,823	66.18%
Financing activities	$35,675,382	$63,481,875	$(27,806,493)	(43.80)%
Operating Activities
During the nine months ended September 30, 2016, our cash flows from operating activities were $11.00 million, compared to cash flows used in operating activities of $2.44 million during the nine months ended September 30, 2015. Operating cash flows were primarily impacted by the $8.47 million decrease in our consolidated net loss due to the factors discussed in the Results of Operations section above, specifically the additional FFO of $7.71 million from new stores that were acquired in 2015 and 2016. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions.
Investing Activities
During the nine months ended September 30, 2016, our cash flows used in investing activities were $21.34 million, compared to cash flows used in investing activities of $63.10 million during the nine months ended September 30, 2015. Investing activities for the nine months ended September 30, 2016 reflect amounts used for the A-C portfolio acquisition consisting of fourteen retail property acquisitions as well as increased capital expenditures of $1.32 million for existing properties. We acquired $71 million of assets in 2016 compared to $141 million in 2015. The A-C portfolio acquisition was accomplished utilizing an 85% loan to value ratio versus a typical ratio of 55% to 65% required on most CMBS loans. This resulted in less cash outflows for the nine months ended September 30, 2016. For the nine months ended September 30, 2016, cash paid capital property reserves decreased by $1.1 million due to prior year reserved balances being released upon completion of required activities. In addition, for the nine months ended September 30, 2016, there were $11.0 million in cash outflows for the issuance of the Sea Turtle Development notes receivable. Investing cash flows for the nine months ended September 30, 2015 are offset by the impact of approximately $0.9 million related to the acquisition of the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre, which are now assets held for sale.
Financing Activities
During the nine months ended September 30, 2016, our cash flows from financing activities were $35.68 million, compared to $63.48 million of cash flows from financing activities during the nine months ended September 30, 2015. The primary factor contributing to the comparative fluctuation in financing cash flows was the Series C Preferred Stock offering in March 2015, which generated $83.42 million as compared to Series B Preferred Stock proceeds of $23.4 million and Series D Preferred Stock proceeds of $38.0 million in the third quarter of 2016. Additionally, there was an increase in dividends paid of $2.57 million during the nine months ended September 30, 2016 when compared to the same period last year. Payments for deferred financing costs increased for the nine months ended September 30, 2016 due to higher debt related to incremental new debt of $60.3 million compared to $75.6 million for same period last year. This is offset by an increase in 2016 loan proceeds of $20.10 million, which included the refinancing of Chesapeake Square and Perimeter Square. There was an increase in loan principal payments of $22.3 million related to the pay down of the KeyBank line of credit and the refinancing of Chesapeake Square and Perimeter Square which is offset by the payoff of the Lumber River loan in 2015.
As of September 30, 2016 and December 31, 2015, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	September 30, 2016	December 31, 2015
Fixed-rate notes	$159,252,159	$151,676,706
Adjustable-rate mortgages	33,171,726	30,790,000
Adjustable-rate notes, assets held for sale	1,350,000	1,982,042
Floating-rate line of credit	46,127,250	6,873,750
Total debt	$239,901,135	$191,322,498

The weighted-average interest rate and term of our fixed-rate debt are 4.95% and 7.03 years, respectively, at September 30, 2016. We have $16.4 million of debt maturing during the twelve months ending September 30, 2017. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at September 30, 2016 are $16.4 million in debt maturities due within the following year, debt service payments, preferred stock dividends (approximately $7.9 million), margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $0.21 per share (approximately $15.5 million) targeted annual common stock dividend we are currently paying on a monthly basis. At September 30, 2016 the Revere Term Loan had a balance of $7.45 million and any payoff of this amount would trigger a payment of the incremental unpaid portion of the $640 thousand contractually guaranteed interest due through April 30, 2017 plus a $240 thousand exit fee. The loan is payable April 30, 2017; however with a principal payment of $450 thousand and an exit fee of $240 thousand, the loan can be extended until April 30, 2018. The entire principal balance of $7.45 million is included in the $16.4 million of debt maturities due prior to September 30, 2017 described above. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

In the 3rd quarter 2016, the Company raised $23.4 million and $38 million in net proceeds from the Series B Preferred Stock and Series D Preferred Stock offerings, respectively. The Series B Preferred Stock was primarily used for the paydown of the Key Bank Credit Agreement to $46.1million in the third quarter of 2016. The Series D Preferred Stock proceeds will primarily be used for future acquisitions and working capital.

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

Off-Balance Sheet Arrangements
As of September 30, 2016, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.
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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force).” The ASU addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company will adopt this ASU in 2018 and does not expect the adoption to materially impact its condensed consolidated statements of cash flows.

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
At September 30, 2016, approximately $159.25 million, or 66.38%, of our debt had fixed interest rates and approximately $80.65 million, or 33.62%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $0.81 million per year. At September 30, 2016, LIBOR was approximately 53 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $0.42 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2016 (the end of the period covered by this Form 10-Q).
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
Item 1A. Risk Factors.
The Company first met the requirements of an accelerated filer in 2015, therefore, it was not required to disclose risk factors in any of its previously filed Annual Reports on Form 10-K.  Accordingly, this item is not applicable   The Company did disclose risk factors in its Registration Statement on Form S-3 (the “Registration Statement”) filed on August 24, 2016, as amended (File No. 333-213294) and there have been no material changes from the risk factors disclosed in the Registration Statement.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.
Item 3.    Defaults Upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

1.1	Equity Distribution Agreement dated July 21, 2016 by and between Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and Jones Trading Institutional Services, LLC. (16)

1.2	Underwriting Agreement, dated September 16, 2016, among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P. and Compass Point Research & Trading, LLC (18)

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (18)

3.3	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Certificate of Common Stock of Registrant. (2)

4.2	Form of Certificate of Series B Preferred Stock of Registrant. (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (18)

4.4	Form of Warrant Certificate of Registrant. (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering. (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (14)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (15)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (15)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (15)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (15)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (15)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (15)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (18)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (19)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.5	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan. (7)

10.6	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan. (17)

10.7	Employment Agreement with Jon S. Wheeler. (12)

10.8	Employment Agreement with Robin A. Hanisch. (12)

10.9	Employeement Agreement with Wilkes Graham. (12)

10.10	Subordination Agreement. (5)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Termination Agreement dated October 24, 2014, by and among Wheeler Real Estate Investment Trust, Inc., Wheeler REIT, L.P., and WHLR Management, LLC. (8)

10.13	Purchase and Sale Agreement dated November 30, 2015, by and among WHLR-ACD Acquisition Company, LLC and certain sellers, for the purchase of the A-C Portfolio. (9)

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

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (20)

101.INS	XBRL Instance Document. (20)

101.SCH	XBRL Taxonomy Extension Schema Document. (20)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (20)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (20)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (20)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (20)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 2, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 31, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 12, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 26, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016.

(20)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	November 9, 2016