Form 10-K
period 2016-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2017-02-28
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Common Stock, $0.01 par value (NASDAQ Capital Market)
Series B convertible Preferred Stock, no par value (NASDAQ Capital Market)
Series D cumulative convertible Preferred Stock, no par value (NASDAQ Capital Market)
Warrants to acquire shares of Common Stock (NASDAQ Capital Market)
Securities registered pursuant to Section 12(g) of the Act:
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2016 the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $102,575,002.
As of February 27, 2017, there were 68,172,265 shares of Common Stock, $0.01 par value per share, outstanding.

FORWARD- LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the "Company" or "our Company") contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our shareholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

•
the ability of our operating partnership, Wheeler REIT, L.P. (the "Operating Partnership") and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;

•
our ability to amend our charter to increase or decrease the aggregate number of authorized shares of stock, to authorize us to issue additional authorized but unissued shares of our preferred stock, without par value ("Preferred Stock") and to classify or reclassify unissued shares of our Preferred Stock;

•	our understanding of our competition;

•	market trends in our industry, interest rates, real estate values or the general economy;

•	the imposition of federal taxes if we fail to qualify as a real estate investment trust (“REIT”) in any taxable year or forego an opportunity to ensure REIT status;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	legislative or regulatory changes, including changes to laws governing REITs;

•	adverse economic or real estate developments in Virginia, Florida, Georgia, Alabama, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia, New Jersey and Pennsylvania;

•	increases in interest rates and operating costs;

•	inability to obtain necessary outside financing;

•	litigation risks;

•	lease-up risks;

•	inability to obtain new tenants upon the expiration of existing leases;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

As of December 31, 2016, we own a portfolio consisting of seventy-four properties, including fifty-nine retail shopping centers and five freestanding retail properties totaling 4,906,511 gross leasable square feet of which approximately 94% are leased (our "operating portfolio"), one office property, eight undeveloped land parcels totaling approximately 70 acres and 1 redevelopment project. We believe the current market environment creates a substantial number of favorable investment opportunities in our target markets with attractive yields on investment and significant upside potential in terms of income and gain.

We have 55 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in the aggregate and expertise particularly in the retail asset class, which we believe provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Because varying market conditions create opportunities at different times across the retail property sector, we believe our expertise enables us to target relatively more attractive investment opportunities throughout economic cycles. In addition, our fully integrated platform with in-house development capabilities allows us to pursue development and redevelopment projects with multiple uses. We believe that our ability to pursue these types of opportunities differentiates us from many competitors in our markets.

Our executive officers and the members of the management team have extensive experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. Jon S. Wheeler, our Chairman and Chief Executive Officer, has over thirty-five years of experience in the real estate sector with particular experience in strategic financial and market analyses and assessments of new or existing properties to maximize returns. Mr. Wheeler has overseen the acquisition of over ninety-three properties. Wilkes J. Graham became our Chief Financial Officer in January 2016. Prior to joining us, Mr. Graham spent 16 years in the real estate financial services industry.  Since 2010 Mr. Graham worked with Compass Point Research & Trading, LLC (“Compass Point”), an independent, full-service investment firm focused exclusively on the financial services sector, where he served as Director of Research and as a Senior Sell-Side Equity Research Analyst. David Kelly, our Chief Investment Officer, has over twenty-six years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supevalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million. Andrew Franklin is our Senior Vice President of Operations and has over seventeen years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day to day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 Million.  Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk adjusted returns to our shareholders by increasing cash flows at our existing properties and acquiring additional properties with attractive yields below replacement cost. We intend to achieve this objective utilizing the following investment strategy:

•
Focus on necessity-based retail. We intend to invest in retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. According to the Food Marketing Institute, the average consumer in the US makes a trip to a grocery store 1.6 times per week. We believe targeting centers that provide essential goods and services such as groceries results in a stable, lower-risk portfolio of retail investment properties.

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

•
Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has strong expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management such as common area maintenance ("CAM"), or CAM reimbursement and experience utilizing exterior parking for build to suit outparcels or pad sales. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. Operating expenses that qualify for CAM reimbursement include, but are not limited to, landscaping, parking field maintenance and repairs, building maintenance and repairs, utilities and their associated maintenance and repair within the shopping center. The amount that each tenant pays is determined on a pro-rata basis and our leases generally allow us to add an administrative fee of 15%. Some leases are structured such that there is a price per square foot cap on paying additional fees and charges. Additionally, in some cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our obligations towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

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

•
Acquire properties that meet our strict underwriting guidelines and process. Initially, our underwriting process begins with a cursory review of the asset to determine if there is a fit with our acquisition criteria. The offering memorandum; seller’s financials; lease abstracts (anchor and small shop); rent roll; delinquency reports; assumable debt, if any; tenant sales reports; and the general physical structure of the asset are reviewed. By analyzing the trade area we can determine trade area demographics, how the target asset sits within the trade area compared to its competition and how that trade area is currently being serviced by the existing retail base. Provided the cursory review of the target asset is satisfactory we begin the primary underwriting. The acquisition analyst develops an eleven year cash flow analysis using Argus software utilizing lease abstracts, rent roll, financials provided by seller, and historical data from our own portfolio. Lease administration reviews the third-party abstracts of all leases giving particular attention to use restrictions/conflicts, lease termination rights, relocation rights and accuracy against the provided rent roll. Tenant interviews are done with all key tenants per a multi-point checklist. The property is reviewed internally by leasing, asset management and property management departments. Third party reports are generated for environmental, zoning, appraisal and property condition assessment. Legal reviews newly produced survey and title binder. Discussions are held with the local municipality, particularly economic development, zoning and planning to determine potential competitive activity, changes in traffic patterns and possible real estate tax exposure. Lastly, an on-site review of the asset by representatives of the Investment Committee of the Board of Directors, Mr. Wheeler, and Mr. Kelly, our Chief Investment Officer, is required before the due diligence portion of any contract closes. In all, a checklist of over 100 items is reviewed and signed off prior to moving into the closing phase of the contract.

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

Investments in Other Securities

Other than as described above, we do not currently intend to invest in any additional securities such as bonds, Preferred Stock or Common Stock, although we reserve the right to do so if our Board of Directors determines that such action would be in our best interests.

Dispositions

In 2016, we disposed of the Starbucks/Verizon property. Further, the Ruby Tuesday/Outback Steakhouse ground leases at Pierpont Centre are currently listed for sale. The sale and intended sale of these free-standing properties reflects the execution of our strategy of acquiring multi-tenant properties, monetizing core-assets and using proceeds to re-invest in our specialized markets. We may dispose of additional properties based upon management’s periodic review of our portfolio, and the determination by our Board of Directors that such activity would be in our best interest. The tax consequences to our directors and executive officers that hold common units resulting from a proposed disposition of a property may influence their decision as to the desirability of such proposed disposition.

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

Lending Policies

In 2016, we loaned $11.0 million to a related party for the partial funding of the Sea Turtle Development project in Hilton Head, South Carolina and $1.0 million in consideration for the sale of a land parcel owned by the Company. We do not have a policy limiting our ability to make loans to other persons. We may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold. We also may make loans to joint ventures in which we participate. However, we do not intend to engage in significant lending activities. Any loan we make will be consistent with maintaining our status as a REIT.

Equity Capital Policies

To the extent that our Board of Directors approve additional capital raises, we may issue debt or equity securities, including additional units or senior securities of our Operating Partnership, retain earnings (subject to provisions in the Internal Revenue Code of 1986, as amended (the "Code") requiring distributions of income to maintain REIT qualification) or pursue a combination of these methods. As long as our Operating Partnership is in existence, we will generally contribute the proceeds of all equity capital raised by us to our Operating Partnership in exchange for additional interests in our Operating Partnership, which will dilute the ownership interests of the limited partners in our Operating Partnership.

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

Change in Investment and Financing Objectives and Policies

Our investment policies and objectives and the methods of implementing our investment objectives and policies, except to the extent set forth in our charter, may be altered by our Board of Directors, without the approval of our stockholders. If we change these policies, we will disclose these changes prior to the effective time of these changes. If we change these policies after the offering, we will inform our stockholders of the change within ten days after our Board of Directors alters our investment objectives and policies, by either a press release or notice of an “other event” on a Current Report on Form 8-K or another method deemed reasonable by our Board of Directors.

Conflict of Interest Policies

Overview. Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under applicable Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its other partners under Virginia law and the partnership agreement of our Operating Partnership (the "Partnership Agreement") in

connection with the management of our Operating Partnership. Our fiduciary duties and obligations, as the general partner of our Operating Partnership, may come into conflict with the duties of our directors and officers to our company.

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

Item 1A.    Risk Factors.
Set forth below are the risk factors that we believe are material to our investors. You should carefully consider the following risks in evaluating our Company and our business. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations and our ability to make cash distributions to our stockholders, which could cause you to lose all or a part of your investment. Some statements in this report, including statements in the following risk factors, constitute forward-looking statement. Please refer to the section entitled "Forward-Looking Statements.”
Risks Related to Our Business and Operations
Construction and development projects are subject to risks that materially increase the costs of completion.
In the event that we decide to develop and construct new properties or redevelop existing properties, we will be subject to risks and uncertainties associated with construction and development. These risks include, but are not limited to, risks related to obtaining all necessary zoning, land-use, building occupancy and other governmental permits and authorizations, risks related to the environmental concerns of government entities or community groups, risks related to changes in economic and market conditions between development commencement and stabilization, risks related to construction labor disruptions, adverse weather, acts of God or shortages of materials which could cause construction delays and risks related to increases in the cost of labor and materials which could cause construction costs to be greater than projected and adversely impact the amount of our development fees or our results of operations or financial condition.
Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.
Our properties are located in Alabama, Virginia, North Carolina, Florida, Georgia, South Carolina, West Virginia, Kentucky, Oklahoma, Tennessee, New Jersey and Pennsylvania, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. If there is a downturn in the economy in our markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that our markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be affected if competing properties are built in our markets. Moreover, submarkets within any of our markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in the Mid-Atlantic, Northeast, Southeast or Southwest markets, or any decrease in demand for retail space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

As of December 31, 2016, we had approximately $315.0 million of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2016, our total indebtedness was approximately $315.0 million, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur additional debt to finance future acquisition and development activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

●	our cash flow may be insufficient to meet our required principal and interest payments;

●	we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs;

●	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

●	we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject;

●	we may violate financial covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

●	our default under any loan with cross default provisions could result in a default on other indebtedness.
If any one of these events were to occur, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
The majority of our properties are retail shopping centers and depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
Large, regionally or nationally recognized tenants typically anchor our properties. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.
Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties, and we may not have the right to re-lease vacated space or we may be unable to re-lease vacated space at attractive rents or at all. Moreover, in the event of default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance and could adversely affect the value of the applicable retail property.

Some of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our performance or the value of the applicable retail property.
Some of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (1) the presence of a certain anchor tenant or tenants; (2) the continued operation of an anchor tenant’s store; and (3) minimum occupancy levels at the applicable retail property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations, to terminate its lease early or to a reduction of its rent. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered as there is a higher risk of tenants closing stores or terminating leases during these periods. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations while continuing to pay rent. This could result in decreased customer traffic at the applicable retail property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or tenants’ rights to terminate their leases early or to a reduction of their rent, our performance or the value of the applicable retail property could be adversely affected.
We may be unable to renew leases, lease vacant space or re-let space as leases expire, thereby increasing or prolonging vacancies, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our Common Stock.
As of December 31, 2016, leases representing approximately 7.17% of the square footage and approximately 9.07% of the annualized base rent of the properties in our portfolio will expire during the twelve months ending December 31, 2017, and an additional 6.01% of the square footage of the properties in our portfolio was available. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow ability to make distributions and per share trading price of our securities could be adversely affected.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth and ability to pay dividends as expected.
Our business strategy involves the acquisition of income producing assets such as strip centers, neighborhood centers, grocery-anchored centers, community centers, free-standing retail properties and development properties. These activities require us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategies. We continue to evaluate the market of available properties and may attempt to acquire properties when strategic opportunities exist. However, we may be unable to acquire properties identified as potential acquisition opportunities. Our ability to acquire properties on favorable terms, or at all, may be exposed to the following significant risks:

●	we may incur significant costs and divert management attention in connection with evaluating and negotiating potential acquisitions, including ones that we are subsequently unable to complete;

●	even if we enter into agreements for the acquisition of properties, these agreements are subject to conditions to closing, which we may be unable to satisfy; and

●	we may be unable to finance the acquisition on favorable terms or at all.
If we are unable to finance property acquisitions or acquire properties on favorable terms, or at all, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected. In addition, failure to identify or complete acquisitions of suitable properties could slow our growth and hinder our ability to pay dividends as expected.

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.
The current market for acquisitions continues to be extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, reduce the number of suitable acquisition opportunities available to us and increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly traded and privately held REITs, private equity investors and institutional investment funds, some of which have greater financial resources than we do, a greater ability to borrow funds to acquire properties and the ability to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and/or reducing the rents we can charge and, as a result, adversely affecting our operating results.
Our future acquisitions may not yield the returns we expect, and we may otherwise be unable to operate these properties to meet our financial expectations, which could adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.
Our future acquisitions and our ability to successfully operate the properties we acquire in such acquisitions may be exposed to the following significant risks:

●	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

●	we may acquire properties that are not accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

●	our cash flow may be insufficient to meet our required principal and interest payments or make expected distributions;

●	we may spend more than budgeted amounts to make necessary improvements or renovations to acquired properties;

●
we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

●	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

●
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.
We may not be able to control our operating costs or our expenses may remain constant or increase, even if our revenues do not increase, causing our results of operations to be adversely affected.
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-

lease space, the cost of compliance with governmental regulation, including zoning, environmental and tax laws, the potential for liability under applicable laws, interest rate levels, principal loan amounts and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.
The expense of owning and operating a property is not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property. As a result, if revenues decline, we may not be able to reduce our expenses accordingly. Costs associated with real estate investments, such as real estate taxes, insurance, loan payments and maintenance, generally will not be reduced even if a property is not fully occupied or other circumstances cause our revenues to decrease. If we are unable to decrease operating costs when demand for our properties decreases and our revenues decline, our financial condition, results of operations and our ability to make distributions to our stockholders may be adversely affected.
High mortgage interest rates and/or unavailability of mortgage debt may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our net income and the amount of cash distributions we can make.
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.
Incurring mortgage and other secured debt obligations increases our risk of property losses because defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could adversely affect the overall value of our portfolio of properties. For tax purposes, a foreclosure on any of our properties that is subject to a nonrecourse mortgage loan would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities.
Subject to maintaining our qualification as a REIT, we may enter into hedging transactions to protect us from the effects of interest rate fluctuations on floating rate debt. We currently do not have any hedges in place. Our hedging transactions may include entering into interest rate cap agreements or interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates. Hedging could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, we could incur significant costs associated with the settlement of the agreements or that the underlying transactions could fail to qualify as highly-effective cash flow hedges under generally accepted accounting principles in the United States of America.
Adverse economic and geopolitical conditions and dislocations in the credit markets could have a material adverse effect on our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
Our business may be affected by market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including the recent dislocations in the credit markets and general global economic downturn. These conditions, or similar conditions existing in the future, may adversely affect our financial condition, results of operations, cash flow and per share trading price of our securities as a result of the following potential consequences, among others:

●	decreased demand for retail space, which would cause market rental rates and property values to be negatively impacted;

●
reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

●
our ability to obtain financing on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from our acquisition and development activities and increase our future interest expense.

In addition, any economic downturn may adversely affect the businesses of many of our tenants. As a result, we may see increases in bankruptcies of our tenants and increased defaults by tenants, and we may experience higher vacancy rates and delays in re-leasing vacant space, which could negatively impact our business and results of operations.
We are subject to risks that affect the general retail environment, such as weakness in the economy, the level of consumer spending, the adverse financial condition of large retailing companies and competition from discount and internet retailers, any of which could adversely affect market rents for retail space and the willingness or ability of retailers to lease space in our shopping centers.
With the exception of our Riversedge North property, which houses our corporate offices, all of our improved properties are in the retail real estate market. This means that we are subject to factors that affect the retail sector generally, as well as the market for retail space. The retail environment and the market for retail space have been, and could continue to be, adversely affected by weakness in the national, regional and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets and increasing competition from discount retailers, outlet malls, internet retailers and other online businesses. Increases in consumer spending via the Internet may significantly affect our retail tenants’ ability to generate sales in their stores. In addition, some of our retail tenants face competition from the expanding market for digital content and hardware. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.
Any of the foregoing factors could adversely affect the financial condition of our tenants and the willingness of retailers to lease space in our shopping centers. In turn, these conditions could negatively affect market rents for retail space and could materially and adversely affect our financial condition, results of operations, cash flow, the trading price of our common shares and our ability to satisfy our debt service obligations and to pay distributions to our stockholders.
We face significant competition in the leasing market, which may decrease or prevent increases of the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of real estate, many of which own properties similar to ours in the same submarkets in which our properties are located. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge or to offer more substantial rent abatements, tenant improvements, early termination rights or below-market renewal options in order to retain tenants when our tenants’ leases expire. As a result, our financial condition, results of operations, cash flow and per share trading price of our Common Stock could be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, causing our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities to be adversely affected.
To the extent adverse economic conditions continue in the real estate market and demand for retail space falls, we expect that, upon expiration of leases at our properties, we may be required to make rent or other concessions to tenants, accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers. Additionally, we may need to raise capital to make such expenditures. If we are unable to do so or capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could cause an adverse effect to our financial condition, results of operations, cash flow and per share trading price of our securities.
The actual rents we receive for the properties in our portfolio may be less than our asking rents, which could negatively impact our ability to generate cash flow growth.
As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Northeast, Mid-Atlantic, Southeast and Southwest real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.
We have and may continue to acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in stockholder dilution and limit our ability to sell such assets.
We have and in the future we may continue to acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in our Operating Partnership, which may result in stockholder dilution. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the contributors’ ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties and/or the allocation of partnership debt to the contributors to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.
Our real estate development activities are subject to risks particular to development, such as unanticipated expenses, delays and other contingencies, any of which could adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.
We may engage in development and redevelopment activities with respect to certain of our properties. To the extent that we do so, we will be subject to the following risks associated with such development and redevelopment activities:

●	unsuccessful development or redevelopment opportunities could result in direct expenses to us;

●	construction or redevelopment costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated, or unprofitable;

●
time required to complete the construction or redevelopment of a project or to lease up the completed project may be greater than originally anticipated, thereby adversely affecting our cash flow and liquidity;

●	contractor and subcontractor disputes, strikes, labor disputes or supply disruptions;

●	failure to achieve expected occupancy and/or rent levels within the projected time frame, if at all;

●	delays with respect to obtaining or the inability to obtain necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;

●	occupancy rates and rents of a completed project may not be sufficient to make the project profitable;

●
our ability to dispose of properties developed or redeveloped with the intent to sell could be impacted by the ability of prospective buyers to obtain financing given the current state of the credit markets; and

●	the availability and pricing of financing to fund our development activities on favorable terms or at all.
These risks could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of development or redevelopment activities once undertaken, any of which could have an adverse effect on our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and the per share trading price of our securities.
Our success depends on key personnel whose continued service is not guaranteed, and the loss of one or more of our key personnel could adversely affect our ability to manage our business and to implement our growth strategies, or could create a negative perception in the capital markets.
Our ability to manage anticipated future growth depends, in large part, upon the efforts of key personnel, particularly Mr. Wheeler, who has experience with the market, beneficial relationships and exercises substantial influence over our operational, financing, acquisition and disposition activity. Among the reasons that Mr. Wheeler is important to our success is that he has a national and regional industry reputation that attracts business and investment opportunities and assists us in negotiations with lenders, existing and potential tenants and industry personnel. If we lose his services, our relationships with such persons could diminish.
We may be subject to on-going or future litigation, including existing claims relating to the entities that own the properties described in this annual filing and otherwise in the ordinary course of business, which could have a material adverse effect on our financial condition, results of operations, cash flow and per share trading price of our securities.
We may be subject to on-going litigation, including existing claims relating to the entities that own the properties and operate the businesses described in this annual filing and otherwise in the ordinary course of business. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of currently asserted claims or of those that may arise in the future. Resolution of these types of matters against us may result in our having to pay significant fines, judgments, or settlements, which, if uninsured, or if the fines, judgments, and settlements exceed insured levels, could adversely impact our earnings and cash flows, thereby having an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our Common Stock. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and/or adversely impact our ability to attract officers and directors.
We may not be able to rebuild our existing properties to their existing specifications if we experience a substantial or comprehensive loss of such properties.
In the event that we experience a substantial or comprehensive loss of one of our properties, we may not be able to rebuild such property to its existing specifications. Further, reconstruction or improvement of such a property would likely require significant upgrades to meet zoning and building code requirements. Environmental and legal restrictions could also restrict the rebuilding of our properties.

Potential losses may not be covered by insurance or may exceed policy limits and we could incur significant costs and lose our equity in the damaged properties.
We carry comprehensive liability insurance policies, covering all of our properties. Our insurance coverage contains policy specifications and insured limits customarily carried for similar properties and business activities. If a loss or damages are suffered at one or more of our properties, our insurer may attempt to limit or void our coverage by arguing that the loss resulted from facts or circumstances not covered by our policy. Furthermore, if we experience a loss that is uninsured or that exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged or otherwise adversely affected properties as well as the anticipated future cash flows from those properties.

We have a limited operating history as a REIT and a publicly traded company. We have limited financing sources, and we may not be able to successfully operate as a REIT or a publicly traded company.
We have a limited operating history as a REIT and a publicly traded company. We cannot assure you that the past experience of Mr. Wheeler and our management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002 and REIT requirements imposed by the Code. Failure to operate successfully as a public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our Common Stock.
Additionally, we have limited financing sources. If our capital resources are insufficient to support our operations, we will not be successful. You should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in the early stages of development. To be successful in this market, we must, among other things:

●	identify and acquire additional investments that further our investment strategies;

●	increase awareness of our REIT within the investment products market;

●	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations; and

●	respond to competition for our targeted real estate properties and other investment as well as for potential investors.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause you to lose all or a portion of your investment.
Our estimated cash available for distribution is insufficient to cover our anticipated annual dividends and distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.
Our operating cash flow currently is insufficient to cover our anticipated monthly and quarterly distributions to common stockholders and preferred stockholders. We have paid distributions from sources other than from our cash flow from operations. Until we acquire additional properties, we will not generate sufficient cash flow from operations to pay our anticipated monthly and quarterly distributions. Moreover, our Board of Directors may change this policy, in its sole discretion, at any time.
By funding distributions from our cash on hand or borrowings we will have less funds available for acquiring properties. As a result, the return you realize on your investment may be reduced. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets or the proceeds of offerings may affect our ability to generate cash flows. Funding distributions from the sale of securities could dilute your interest in us if we sell shares of our Common Stock or securities convertible or exercisable into shares of our Common Stock to third party investors. Payment of distributions from the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you, any or all of which may have an adverse effect on your investment.
Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between our co-venturers and us.
We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. Consequently, with respect to any such arrangement we may enter into in the future, we would not be in a position to exercise sole decision-making authority regarding the property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal, in favor of our joint venture partners, which would in each case restrict our ability to dispose of our interest in the joint venture. Where we are a limited partner or non-managing member in any partnership or limited liability company, if such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.
Our growth depends on external sources of capital that are outside of our control and may not be available to us on commercially reasonable terms or at all, which could limit our ability, among other things, to meet our capital and operating needs or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we intend to rely on third-party sources to fund our capital needs. We may not be able to obtain such financing on favorable terms or at all and any additional debt we incur will increase our leverage and likelihood of default. Our access to third-party sources of capital depends, in part, on:

●	general market conditions;

●	the market’s perception of our growth potential;

●	our current debt levels;

●	our current and expected future earnings;

●	our cash flow and cash distributions; and

●	the market price per share of our securities.
Recently, the capital markets have been subject to significant disruptions. If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, meet the capital and operating needs of our existing properties, satisfy our debt service obligations or make the cash distributions to our stockholders necessary to maintain our qualification as a REIT.
Failure by any major tenant to make rental payments to us, because of a deterioration of its financial condition, a termination of its lease, a non-renewal of its lease or otherwise, could seriously harm our results of operations.
At December 31, 2016, approximately 33.23% of the contractual base rental revenue of our total portfolio was derived from our ten largest tenants. Our largest tenant, Bi-Lo, accounted for approximately 12.11% of the contractual base rental revenue of our total portfolio at December 31, 2016. At any time, our tenants may experience a downturn in their businesses that may significantly weaken their financial condition, whether as a result of general economic conditions or otherwise. As a result, our tenants may fail to make rental payments when due, delay lease commencements, decline to extend or renew leases upon expiration or declare bankruptcy. Any of these actions could result in the termination of the tenants’ leases or the failure to renew a lease and the loss of rental income attributable to the terminated leases. The occurrence of any of the situations described above could materially adversely affect our results of operations.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
In providing financing to us, a lender may impose restrictions on us that would affect our ability to incur additional debt, make certain investments, reduce liquidity below certain levels, make distributions to our stockholders and otherwise affect our distribution and operating policies. In general, we expect that our loan agreements will restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Such loan documents may contain other negative covenants that may limit our ability to discontinue insurance coverage or impose other limitations. Any such restriction or limitation may limit our ability to make distributions to you. Further, such restrictions could make it difficult for us to satisfy the requirements necessary to qualify as a REIT.
Certain events may expose us to the risk of default under our debt obligations.
Portions of the documentation for certain of the loans secured by properties in our portfolio are vaguely drafted and subject to multiple interpretations, and certain of our financing activities could be interpreted to violate covenants in some of our loan agreements. To the extent a court or arbiter were to agree that those interpretations are accurate, the applicable lender could have the ability to accelerate such debt obligations. If any one of these events were to occur, our financial condition, results of operations, liquidity, ability to make distributions and trading price of our securities could be adversely affected.
The federal government’s “green lease” policies may adversely affect us.
In recent years, the federal government has instituted “green lease” policies that allow a government tenant to require leadership in energy and environmental design for commercial interiors, or LEED®-CI, certification in selecting new premises or renewing leases at existing premises. In addition, the Energy Independence and Security Act of 2007 allows the General Services Administration to prefer buildings for lease that have received an “Energy Star” label. Obtaining such certifications and labels may be costly and time consuming, but our failure to do so may result in our competitive disadvantage in acquiring new or retaining existing government tenants.

Technological developments may impact customer traffic at certain tenants’ stores and ultimately sales at such stores.
We may be adversely affected by developments of new technology that may cause the business of certain of our tenants to become substantially diminished or functionally obsolete, with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, amongst other things, the advent of online movie rentals on video stores, the effect of e-books and small screen readers on book stores, and increased sales of many products online.
Substantial recent annual increases in online sales have also caused many retailers to sell products on line on their websites with pick-ups at a store or warehouse or through deliveries. With special reference to our principal tenants, online grocery orders are available and especially useful in urban areas, but have not yet become a major factor affecting grocers in our portfolio.
Natural disasters and severe weather conditions could have an adverse impact on our cash flow and operating results.
Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornados, hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

Risks Related to the Real Estate Industry
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

●	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

●
the national, regional and local economy, which may be negatively impacted by concerns about increasing interest rates, inflation, deflation and government deficits, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

●	local real estate conditions, such as an oversupply of, or a reduction in, demand for retail space and the availability and creditworthiness of current and prospective tenants;

●
vacancies or ability to rent retail space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

●
changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

●	fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

●	competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

●	inability to refinance our indebtedness, which could result in a default on our obligation;

●	the convenience and quality of competing retail properties;

●	inability to collect rent from tenants;

●	our ability to secure adequate insurance;

●	our ability to secure adequate management services and to maintain our properties;

●
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the Americans with Disabilities Act of 1990 (the “ADA”); and

●	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes, wind damage and floods, which may result in uninsured and underinsured losses.
In addition, because the yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs incurred, a period of economic slowdown or recession, or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties, including any held by joint ventures, may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our financial condition, results of operations, cash flow, per share market price of our securities and ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be adversely affected.
Our performance and value are subject to risks associated with real estate assets and the real estate industry, including local oversupply, reduction in demand or adverse changes in financial conditions of buyers, sellers and tenants of properties, which could decrease revenues or increase costs, which would adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and the per share trading price of our securities.
Our ability to pay expected dividends to our stockholders depends on our ability to complete future acquisitions as well as our ability to generate revenues in excess of expenses, scheduled principal payments on debt and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events include many of the risks set forth above under “-Risks Related to Our Business and Operations,” as well as the following:

●	local oversupply or reduction in demand for retail space;

●	adverse changes in financial conditions of buyers, sellers and tenants of properties;

●
vacancies or our inability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options, and the need to periodically repair, renovate and re-let space;

●	increased operating costs, including insurance premiums, utilities, real estate taxes and state and local taxes;

●	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured or underinsured losses;

●	decreases in the underlying value of our real estate;

●	changing submarket demographics; and

●	changing traffic patterns.

In addition, periods of economic downturn or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties and harm our financial condition.
The real estate investments made, and to be made, by us are relatively difficult to sell quickly. As a result, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. Return of capital and realization of gains, if any, from an investment generally will occur upon disposition or refinancing of the underlying property. We may be unable to realize our investment objectives by sale, other disposition or refinancing at attractive prices within any given period of time or may otherwise be unable to complete any exit strategy. In particular, our ability to dispose of one or more properties within a specific time period is subject to weakness in or even the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers, changes in national or international economic conditions, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located.
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
Our property taxes could increase due to property tax rate changes or reassessment, which would adversely impact our cash flows.
Although we believe we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay some state and local taxes on our properties. The real property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. The amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our cash flow would be adversely impacted, and our ability to pay any expected dividends to our stockholders could be adversely affected.
Our properties may contain asbestos or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem, which could adversely affect the value of the affected property and our ability to make distributions to our stockholders.
We are required by federal regulations with respect to our properties to identify and warn, via signs and labels, of potential hazards posed by workplace exposure to installed asbestos-containing materials (“ACMs”), and potential ACMs. We may be subject to an increased risk of personal injury lawsuits by workers and others exposed to ACMs and potential ACMs at our properties as a result of these regulations. The regulations may affect the value of any of our properties containing ACMs and potential ACMs. Federal, state and local laws and regulations also govern the removal, encapsulation, disturbance, handling and disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a property.
When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions.
The presence of ACMs or significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the ACMs or mold from the affected property. In addition, the presence of ACMs or significant mold could expose us to claims of liability to our tenants, their or our employees, and others if property damage or health concerns arise.

Acquired properties may be located in new markets where we may face risks associated with investing in an unfamiliar market.
We may acquire properties in markets that are new to us. When we acquire properties located in new markets, we may face risks associated with a lack of market knowledge or understanding of the local economy, forging new business relationships in the area and unfamiliarity with local government and permitting procedures. We work to mitigate such risks through extensive diligence and research and associations with experienced service providers. However, there can be no guarantee that all such risks will be eliminated.
We may acquire properties with lock-out provisions, or agree to such provisions in connection with obtaining financing, which may prohibit us from selling or refinancing a property during the lock-out period.
We may acquire properties in exchange for common units of our Operating Partnership and agree to restrictions on sales or refinancing, called “lock-out” provisions, which are intended to preserve favorable tax treatment for the owners of such properties who sell them to us. In addition, we may agree to lock-out provisions in connection with obtaining financing for the acquisition of properties. Lock-out provisions could materially restrict us from selling, otherwise disposing of or refinancing properties. These restrictions could affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, could adversely impact the market value of our Common Stock. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.
As an owner of real estate, we could incur significant costs and liabilities related to environmental matters.
Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under or migrating from such property, including costs to investigate, clean up such contamination and liability for harm to natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at our properties may expose us to third-party liability for costs of remediation and/or personal or property damage or materially adversely affect our ability to sell, lease or develop our properties or to borrow using the properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures.
Additionally, we possess Phase I Environmental Site Assessments for all of the properties in our portfolio. However, the assessments are limited in scope (e.g., they do not generally include soil sampling, subsurface investigations, hazardous materials surveys or lead-based paint inspections or asbestos inspections) and may have failed to identify all environmental conditions or concerns. Furthermore, the Phase I Environmental Site Assessment reports for all of the properties in our portfolio are limited to the information available to the licensed site professional at the time of the investigation, and, as such, may not disclose all potential or existing environmental contamination liabilities at the properties in our portfolio arising after the date of such investigation. As a result, we could potentially incur material liability for these issues, which could adversely impact our financial condition, results of operations, cash flow and the per share trading price of our Common Stock. Some of the Phase I Environmental Site Assessments in our possession indicate the possibility of lead-based paint and asbestos containing materials located on and within buildings on some of our properties and polychlorinated biphenyl-containing electrical transformers located or adjacent to some of our properties. However, management believes that the potential liabilities resulting from removing these items would be immaterial.
As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have an adverse effect on us.
We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to you or that such costs or other remedial measures will not have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our Common Stock. If we do incur material environmental liabilities in the future, we may face significant remediation costs, and we may find it difficult to sell any affected properties.
We may incur significant costs complying with various federal, state and local laws, regulations and covenants that are applicable to our properties.
The properties in our portfolio are subject to various covenants and federal, state and local laws and regulatory requirements, including permitting and licensing requirements. Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers may restrict our use of our properties and may require us to obtain approval from local officials or restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property or when undertaking renovations of any of our existing properties. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. There can be no assurance that existing laws and regulatory policies will not adversely affect us or the timing or cost of any future acquisitions or renovations, or that additional regulation will not be adopted that increase such delays or result in additional costs. Our growth strategy may be affected by our ability to obtain permits, licenses and zoning relief. Our failure to obtain such permits, licenses and zoning relief or to comply with applicable laws could have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our Common Stock.
In addition, federal and state laws and regulations, including laws such as the ADA and the Fair Housing Amendment Act of 1988 (the “FHAA”), impose further restrictions on our properties and operations. Under the ADA and the FHAA, all public accommodations must meet federal requirements related to access and use by disabled persons. Some of our properties may currently be in non-compliance with the ADA or the FHAA. If one or more of the properties in our portfolio is not in compliance with the ADA, the FHAA or any other regulatory requirements, we may be required to incur additional costs to bring the property into compliance and we might incur governmental fines or the award of damages to private litigants. In addition, we do not know whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
Risks Related to Our Organization Structure
Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of units in our Operating Partnership, which may impede business decisions that could benefit our stockholders.
Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership and its limited partners under Virginia law and the partnership agreement of our Operating Partnership (the “Partnership Agreement”) in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company.
Under Virginia law, a general partner of a Virginia limited partnership has fiduciary duties of loyalty and care to the partnership and its partners and must discharge its duties and exercise its rights as general partner under the Partnership Agreement or Virginia law consistently with the obligation of good faith and fair dealing. The Partnership Agreement provides that, in the event of a conflict between the interests of our Operating Partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our Operating Partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of the Operating Partnership under its Partnership Agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our Operating Partnership, owe to the Operating Partnership and its partners.
Additionally, the Partnership Agreement provides that we will not be liable to the Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by the Operating Partnership or any limited partner, except for liability for our intentional harm or gross negligence. Our Operating Partnership must indemnify us, our directors and officers, officers of our Operating Partnership and our designees from and against any and all claims that relate to the operations of our Operating Partnership, unless (1) an act or omission of the person was material to the matter giving rise to the action and either was committed in bad faith or was the result of active and deliberate dishonesty, (2) the person actually received an improper personal benefit in violation or breach of the Partnership Agreement or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful. Our Operating Partnership must also pay or reimburse the reasonable expenses of any such person upon its receipt of a written affirmation of the person’s good faith belief that the standard of conduct necessary for indemnification has been met and a written undertaking to repay any amounts paid or advanced if it is ultimately determined that the person did not meet the standard of conduct for indemnification. Our Operating Partnership will not indemnify or advance funds to any person with respect to any action initiated by the person seeking indemnification without our approval (except for any proceeding brought to enforce such person’s right to indemnification under the Partnership Agreement) or if the person is found to be liable to our Operating Partnership on any portion of any claim in the action.
We may pursue less vigorous enforcement of terms of the contribution and subscription agreements or purchase and sale agreements with members of our management and our affiliates because of our dependence on them and conflicts of interest.
Mr. Wheeler has in the past and may in the future be a party, whether directly or indirectly, to contribution and subscription agreements or purchase and sale agreements with us pursuant to which we acquired or will acquire interests in properties and assets. In addition, our other executive officers are parties to employment agreements with us. We may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationships with members of our management and their affiliates, which could negatively impact our stockholders.
Our Board of Directors may change our investment and financing policies without stockholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our investment and financing policies are exclusively determined by our Board of Directors. Accordingly, our stockholders do not control these policies. Further, while our Board of Directors will review our ratio of debt to total capital on a quarterly basis, with the goal of maintaining a reasonable rate consistent with our expected ratio of debt to total market capitalization going forward, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Directors may alter or eliminate our current policy on borrowing at any time without stockholder approval. If this policy changed, we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regard to the foregoing could adversely affect our financial condition, results of operations, cash flow and per share trading price of our Common Stock.
Our rights and the rights of our stockholders to take action against our directors and officers are limited.
As permitted by Maryland law, our charter eliminates the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.
We are a holding company with no direct operations and, as such, we will rely on funds received from our Operating Partnership to pay liabilities, and the interests of our stockholders will be structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.
We are a holding company and will conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we will rely on distributions from our Operating Partnership to pay any dividends we might declare on shares of our Common Stock. We will also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as stockholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our stockholders only after all of our and our Operating Partnership’s and our other subsidiaries’ liabilities and obligations have been paid in full.
Our Operating Partnership may issue additional partnership units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
As of December 31, 2016, we own 93.21% of the outstanding common units of our Operating Partnership, and we may, in connection with our acquisition of properties or otherwise, issue additional partnership units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own partnership units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
Loss of exclusion from regulation pursuant to the Investment Company Act of 1940 would adversely affect us.
We conduct our operations so that our company and each of its subsidiaries are exempt from registration as an investment company under the Investment Company Act of 1940, or the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, or the 40% test.
We conduct our operations so that our company and most, if not all, of our subsidiaries will comply with the 40% test. We will continuously monitor our holdings on an ongoing basis to determine the compliance of our company and each subsidiary with this test. In addition, we believe that neither our company nor any of our subsidiaries will be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act because they will not engage primarily, or propose to engage primarily, or hold themselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, our company and its subsidiaries are primarily engaged in non-investment company businesses related to real estate. Our business will be materially and adversely affected if we fail to qualify for this exclusion from regulation pursuant to the Investment Company Act.

Risks Related to Our Status as a REIT
Failure to qualify as a REIT would have significant adverse consequences to us and the value of our Common Stock.
We have elected to be taxed, and we operate in a manner that will allow us to qualify, as a REIT for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual filing are not binding on the IRS or any court. Therefore, we cannot assure you that we qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to you for each of the years involved because:

●	we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

●	we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

●	unless we are entitled to relief under applicable statutory provisions, we could not elect to be taxed as a REIT for five taxable years following the year during which we were disqualified.
Any such corporate tax liability could be substantial and would reduce our cash available for, among other things, our operations and distributions to stockholders. In addition, if we fail to qualify as a REIT, we will not be required to make distributions to our stockholders. As a result of all these factors, our failure to qualify as a REIT also could impair our ability to expand our business and raise capital, and could materially and adversely affect the value of our Common Stock.
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The complexity of these provisions and of the applicable Treasury regulations that have been promulgated under the Code, or the Treasury Regulations, is greater in the case of a REIT that, like us, holds its assets through a partnership. The determination of various factual matters and circumstances not entirely within our control may affect our ability to qualify as a REIT. In order to qualify as a REIT, we must satisfy a number of requirements, including requirements regarding the ownership of our stock, requirements regarding the composition of our assets and a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, such as “rents from real property.” Also, we must make distributions to stockholders aggregating annually at least 90% of our REIT taxable income, excluding net capital gains. In addition, legislation, new regulations, administrative interpretations or court decisions may materially adversely affect our investors, our ability to qualify as a REIT for U.S. federal income tax purposes or the desirability of an investment in a REIT relative to other investments.
Even if we continue to qualify as a REIT for U.S. federal income tax purposes, we may be subject to some federal, state and local income, property and excise taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. In addition, our taxable REIT subsidiaries will be subject to tax as regular corporations in the jurisdictions they operate.
If our Operating Partnership fails to continue to qualify as a partnership for U.S. federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
We believe that our Operating Partnership will continue to be treated as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to continue to qualify as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to continue to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

To maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions, and the unavailability of such capital on favorable terms at the desired times, or at all, may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, which could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding net capital gains, and we will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. In order to maintain our REIT status and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then- prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, differences in timing between the actual receipt of cash and inclusion of income for U.S. federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current debt levels, the market price of our Common Stock, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
We may in the future choose to pay dividends in our securities, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable dividends that are payable in our securities. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, a U.S. stockholder may be required to pay tax with respect to such dividends in excess of the cash received. If a U.S. stockholder sells the stock it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. For more information on the tax consequences of distributions with respect to our securities, see “Material U.S. Federal Income Tax Considerations.” Furthermore, with respect to non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividends, such sales may have an adverse effect on the per share trading price of our securities.
Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for the 20% rate. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the 20% rate continues to apply to regular corporate qualified dividends, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our Common Stock.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% excise tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.
To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our stockholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.
Legislative or other actions affecting REITs could have a negative effect on us, including our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.
The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury Regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences of such qualification.

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.
Our Portfolio

At December 31, 2016, we owned seventy-four properties, including sixty-four income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Oklahoma, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 4,906,511 gross leaseable square feet of retail space, which we refer to as our operating portfolio. The following table presents an overview of our properties, based on information as of December 31, 2016.
Portfolio

Property	Location	Number of Tenants	Gross Leasable Area ("GLA")	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent per Leased Square Foot
Alex City Marketplace	Alexander City, AL	18	147,791	99.2%	$1,081,763	$7.38
Amscot Building (2)	Tampa, FL	1	2,500	100.0%	115,849	46.34
Beaver Ruin Village	Lilburn, GA	27	74,038	85.4%	1,046,318	16.55
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	410,403	11.75
Berkley (3)	Norfolk, VA	—	—	—%	—	—
Berkley Shopping Center	Norfolk, VA	11	47,945	94.2%	358,414	7.94
Brook Run Shopping Center	Richmond, VA	18	147,738	90.7%	1,496,685	11.18
Brook Run Properties (3)	Richmond, VA	—	—	—%	—	—
Bryan Station	Lexington, KY	8	54,397	92.7%	507,008	10.06
Butler Square	Mauldin, SC	16	82,400	100.0%	789,180	9.58
Cardinal Plaza	Henderson, NC	6	50,000	91.0%	430,250	9.46
Carolina Place (3)	Onley, VA	—	—	—%	—	—
Chesapeake Square	Onley, VA	12	99,848	81.7%	688,193	8.43
Clover Plaza	Clover, SC	9	45,575	100.0%	348,512	7.65
Columbia Fire Station (5)	Columbia, SC	—	—	—%	—	—
Conyers Crossing	Conyers, GA	14	170,475	99.4%	966,678	5.71
Courtland Commons (3)	Courtland, VA	—	—	—%	—	—
Crockett Square	Morristown, TN	3	107,122	92.5%	812,322	8.20
Cypress Shopping Center	Boiling Springs, SC	17	80,435	98.3%	844,116	10.68
Darien Shopping Center	Darien, GA	1	26,001	100.0%	208,008	8.00
Devine Street	Columbia, SC	2	38,464	100.0%	549,668	14.29
Edenton Commons (3)	Edenton, NC	—	—	—%	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	720,863	15.08
Forrest Gallery	Tullahoma, TN	27	214,451	83.2%	1,138,754	6.38
Fort Howard Shopping Center	Rincon, GA	17	113,652	96.0%	971,889	8.90
Franklin Village	Kittanning, PA	29	151,673	100.0%	1,143,829	7.54
Franklinton Square	Franklinton, NC	13	65,366	90.7%	537,182	9.06
Freeway Junction	Stockbridge, GA	15	156,834	96.2%	1,096,623	7.27
Georgetown	Georgetown, SC	2	29,572	100.0%	267,215	9.04
Graystone Crossing	Tega Cay, SC	11	21,997	100.0%	524,588	23.85
Grove Park	Orangeburg, SC	15	106,557	87.8%	669,417	7.07
Harbor Point (3)	Grove, OK	—	—	—%	—	—
Harrodsburg Marketplace	Harrodsburg, KY	9	60,048	100.0%	441,940	7.36
Jenks Plaza	Jenks, OK	5	7,800	100.0%	151,779	19.46
Laburnum Square	Richmond, VA	22	109,405	100.0%	938,268	8.58
Ladson Crossing	Ladson, SC	14	52,607	95.4%	731,085	14.56

Property	Location	Number of Tenants	Gross Leasable Area ("GLA")	Percentage Leased	Annualized Base Rent (1)	Annualized Base Rent per Leased Square Foot
LaGrange Marketplace	LaGrange, GA	13	76,594	96.1%	$411,085	$5.59
Lake Greenwood Crossing	Greenwood, SC	6	47,546	87.4%	408,841	9.84
Lake Murray	Lexington, SC	5	39,218	100.0%	349,510	8.91
Laskin Road (3)	Virginia Beach, VA	—	—	—%	—	—
Litchfield Market Village	Pawleys Island, SC	18	86,740	83.9%	1,063,340	14.61
Lumber River Village	Lumberton, NC	11	66,781	100.0%	511,006	7.65
Monarch Bank	Virginia Beach, VA	1	3,620	100.0%	265,796	73.42
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	324,390	12.10
Nashville Commons	Nashville, NC	12	56,100	99.9%	575,977	10.28
New Market Crossing	Mt. Airy, NC	11	116,976	89.3%	931,517	8.92
Parkway Plaza	Brunswick, GA	5	52,365	96.9%	536,069	10.56
Perimeter Square	Tulsa, OK	7	58,277	95.1%	733,601	13.23
Pierpont Centre	Morgantown, WV	20	122,259	100.0%	1,450,993	11.87
Port Crossing	Harrisonburg, VA	9	65,365	97.9%	799,589	12.49
Ridgeland	Ridgeland, SC	1	20,029	100.0%	140,203	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	98.5%	660,038	7.35
Riversedge North (4)	Virginia Beach, VA	—	—	—%	—	—
Rivergate Shopping Center	Macon, GA	32	205,810	97.3%	2,936,715	14.67
Sangaree Plaza	Summerville, SC	9	66,948	100.0%	577,360	8.62
Shoppes at Myrtle Park	Bluffton, SC	11	56,380	98.2%	913,674	16.50
Shoppes at TJ Maxx	Richmond, VA	18	93,624	100.0%	1,128,459	12.05
South Lake	Lexington, SC	10	44,318	100.0%	419,349	9.46
South Park	Mullins, SC	2	60,734	71.2%	491,245	11.37
South Square	Lancaster, SC	5	44,350	89.9%	321,742	8.07
St. George Plaza	St. George, SC	4	59,279	69.7%	273,186	6.61
St. Matthews	St. Matthews, SC	5	29,015	87.2%	307,382	12.14
Sunshine Plaza	Lehigh Acres, FL	22	111,189	98.2%	999,936	9.16
Surrey Plaza	Hawkinsville, GA	5	42,680	100.0%	292,995	6.86
Tampa Festival	Tampa, FL	20	137,987	98.1%	1,224,605	9.05
The Shoppes at Eagle Harbor	Carrollton, VA	7	23,303	100.0%	456,539	19.59
Tri-County Plaza	Royston, GA	7	67,577	90.5%	445,450	7.28
Tulls Creek (3)	Moyock, NC	—	—	—%	—	—
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	453,763	9.52
Village of Martinsville	Martinsville, VA	18	297,950	96.1%	2,230,040	7.79
Walnut Hill Plaza	Petersburg, VA	10	87,239	70.4%	501,891	8.17
Waterway Plaza	Little River, SC	10	49,750	100.0%	477,718	9.60
Westland Square	West Columbia, SC	9	62,735	77.0%	443,336	9.18
Winslow Plaza	Sicklerville, NJ	14	40,695	87.0%	523,908	14.80
Total Portfolio		705	4,906,511	94.0%	$44,568,047	$9.66

(1)	Annualized base rent per leased square foot excludes the impact of tenant concessions.

(2)
We own the Amscot building, but we do not own the land underneath the buildings and instead lease the land pursuant to ground leases with parties that are affiliates of Jon Wheeler. As discussed in the financial statements in Item 15, these ground leases require us to make annual rental payments and contain escalation clauses and renewal options.

(3)	This information is not available because the property is undeveloped.

(4)	This property is our corporate headquarters that we 100% occupy.

(5)	This information is not available because the property is a redevelopment property.

Outstanding Indebtedness

As of December 31, 2016, our outstanding indebtedness was approximately $315.0 million, including debt associated with assets held for sale. The following table sets forth information with respect to such indebtedness:

	Amount of Debt Outstanding as of December 31, 2016	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Shoppes at Eagle Harbor	$3,492,178	4.34%	3/11/2018	240	$301,200	$3,341,602
Monarch Bank Building	1,319,767	4.15%	12/30/2017	240	113,676	1,275,495
Perimeter Square	4,500,000	4.06%	8/6/2026	N/A	182,700	4,500,000
Riversedge North	914,026	6.00%	1/16/2019	360	105,624	807,912
Walnut Hill Plaza	3,439,587	5.50%	7/31/2017	240	291,276	3,389,004
Twin City Commons	3,169,620	4.86%	1/6/2023	360	213,924	2,767,570
Shoppes at TJ Maxx	5,907,597	3.88%	5/1/2020	300	406,560	5,294,355
Vantage South Bank Line of Credit	3,000,000	4.25%	9/16/2017	N/A	127,500	3,000,000
Key Bank Line of Credit	74,077,250	3.24%	5/29/2018	N/A	2,397,303	74,077,250
Forrest Gallery	8,802,243	5.40%	9/6/2023	360	611,676	7,794,407
Tampa Festival	8,502,198	5.56%	9/6/2023	360	609,568	7,483,025
Winslow Plaza	4,620,000	4.82%	12/1/2025	N/A	222,684	4,620,000
Cypress Shopping Center	6,585,228	4.70%	7/6/2024	240	412,320	5,700,457
Harrodsburg Marketplace	3,616,999	4.55%	9/1/2024	240	229,344	3,058,982
Port Crossing	6,370,373	4.84%	8/1/2024	240	417,456	5,423,413
LaGrange Marketplace	2,369,225	5.50%	3/1/2020	120	180,779	2,205,004
Freeway Junction	8,119,327	4.60%	9/6/2024	240	375,180	6,976,171
DF I-Moyock	309,319	5.00%	7/30/2019	60	127,980	10,643
Graystone Crossing	3,990,048	4.55%	10/1/2024	240	188,067	3,428,208
Bryan Station	4,618,932	4.52%	11/1/2024	240	209,048	3,968,506
Crockett Square	6,337,500	4.47%	12/5/2024	N/A	283,286	6,337,500
Harbor Point	649,366	5.85%	12/5/2018	240	132,288	476,899
Pierpont Centre	9,800,000	4.15%	2/6/2025	N/A	406,700	8,902,005
Alex City Marketplace	5,750,000	3.95%	4/6/2025	N/A	227,355	5,750,000
Butler Square	5,640,000	3.90%	5/6/2025	N/A	219,791	5,640,000
Brook Run Shopping Center	10,950,000	4.08%	6/2/2025	N/A	446,300	10,950,000
Beaver Ruin I and II	9,400,000	4.73%	7/1/2025	N/A	444,620	9,400,000
Columbia Fire House	487,408	8.00%	12/31/2017	N/A	38,993	523,827
Sunshine Plaza	5,900,000	4.57%	8/6/2025	N/A	269,630	5,900,000
Barnett Properties	8,770,000	4.30%	9/6/2025	N/A	377,110	8,770,000
Grove Park	3,800,000	4.52%	10/1/2025	N/A	171,760	3,800,000
Parkway Plaza	3,500,000	4.57%	10/1/2025	N/A	159,950	3,500,000
Conyers Crossing	5,960,000	4.67%	10/6/2025	N/A	278,332	5,960,000
Fort Howard	7,100,000	4.57%	10/6/2025	N/A	324,470	7,100,000
Chesapeake Square	4,577,709	4.70%	8/1/2026	120	286,288	3,761,924

	Amount of Debt Outstanding as of December 31, 2016	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service	Balance at Maturity
Revere Loan	$7,450,000	8.00%	4/30/2017	N/A	$596,000	$7,450,000
Senior convertible notes	1,400,000	9.00%	12/15/2018	N/A	126,000	1,400,000
South Carolina Food Lions Note	12,224,489	5.25%	1/6/2024	360	819,839	10,793
Sangaree/Tri-County/Berkley	9,400,000	4.78%	12/1/2026	N/A	449,320	8,682,652
Franklin	8,515,000	4.93%	1/6/2027	N/A	419,619	7,539,373
Rivergate	24,212,500	3.67%	12/21/2019	N/A	887,727	23,879,076
Riverbridge	4,000,000	4.48%	12/6/2026	N/A	179,360	4,000,000
Lumber River	1,500,000	3.67%	6/20/2018	N/A	54,996	1,484,987
	$315,047,889

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2016.

Tenants	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Gross Leaseable Square Feet	% of Gross Leasable Square Feet	Base Rent Per Leased Square Foot
Bi-Lo	$5,398	12.11%	554,073	11.29%	$9.74
Food Lion	2,691	6.04%	325,576	6.64%	8.27
Piggly Wiggly	1,356	3.04%	136,343	2.78%	9.95
Kroger	1,294	2.90%	186,064	3.79%	6.95
Winn Dixie	1,236	2.77%	179,175	3.65%	6.90
Hobby Lobby	675	1.51%	114,298	2.33%	5.91
Harris Teeter	578	1.30%	39,946	0.81%	14.47
Lowes Foods	571	1.28%	54,838	1.12%	10.41
Family Dollar	546	1.23%	75,291	1.53%	7.25
Dollar Tree	470	1.05%	59,533	1.21%	7.89
	$14,815	33.23%	1,725,137	35.15%	$8.59

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2016.

Lease Expiration Year	Number of Expiring Leases	Total Expiring Gross Leaseable Area	Percent of Total Gross Leaseable Area	Expiring Annualized Base Rent (in 000s)	Percent of Total Annualized Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	294,869	6.01%	$—	—	$—
2017	112	351,660	7.17%	4,043	9.07%	11.50
2018	133	757,654	15.44%	7,039	15.79%	9.29
2019	144	740,276	15.09%	7,250	16.27%	9.79
2020	113	910,696	18.56%	8,143	18.27%	8.94
2021	77	531,905	10.84%	4,970	11.15%	9.34
2022	42	250,841	5.11%	2,560	5.74%	10.21
2023	17	318,627	6.49%	2,638	5.92%	8.28
2024	18	145,502	2.97%	1,433	3.22%	9.85
2025	16	251,511	5.13%	2,430	5.45%	9.66
2026 and thereafter	33	352,970	7.19%	4,062	9.12%	11.51
		4,906,511	100.00%	$44,568	100.00%	$9.66

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

Depreciation

The following table sets forth depreciation information for our properties, including assets held for sale, as of December 31, 2016.

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Shoppes at TJ Maxx	$7,130,144	4.05%	Straight-Line	5-39 Years
Walnut Hill Plaza	3,606,700	3.10%	Straight-Line	5-39 Years
Lumber River Village	4,489,610	2.98%	Straight-Line	5-39 Years
Perimeter Square	5,318,340	3.13%	Straight-Line	5-39 Years
The Shoppes at Eagle Harbor	4,477,700	2.76%	Straight-Line	5-39 Years
Riversedge North	2,295,510	2.58%	Straight-Line	5-39 Years
Monarch Bank	1,986,363	2.90%	Straight-Line	5-39 Years
Amscot Building	492,828	2.77%	Straight-Line	5-39 Years
Twin City Crossing	3,045,189	3.16%	Straight-Line	5-39 Years
Surrey Plaza	1,856,515	4.00%	Straight-Line	5-39 Years
Tampa Festival	6,988,042	3.72%	Straight-Line	5-39 Years
Forrest Gallery	7,678,701	3.79%	Straight-Line	5-39 Years
Jenks Plaza	917,898	3.59%	Straight-Line	5-39 Years
Winslow Plaza	3,803,235	4.68%	Straight-Line	5-39 Years
Clover Plaza	1,222,554	2.88%	Straight-Line	5-39 Years
St. George Plaza	1,271,236	3.18%	Straight-Line	5-39 Years
South Square	1,911,330	2.62%	Straight-Line	5-39 Years
Westland Square	1,721,941	2.80%	Straight-Line	5-39 Years
Waterway Plaza	1,252,534	2.99%	Straight-Line	5-39 Years
Cypress Shopping Center	4,610,542	2.94%	Straight-Line	5-39 Years
Harrodsburg Marketplace	2,484,653	3.20%	Straight-Line	5-39 Years
Port Crossing Shopping Center	7,014,172	4.61%	Straight-Line	5-39 Years
LaGrange Marketplace	2,649,323	4.17%	Straight-Line	5-39 Years
Freeway Junction	6,754,803	3.25%	Straight-Line	5-39 Years
Graystone Crossing	2,856,365	2.84%	Straight-Line	5-39 Years
Bryan Station	2,756,142	3.32%	Straight-Line	5-39 Years
Crockett Square	6,833,298	3.21%	Straight-Line	5-39 Years
Pierpont Centre	9,263,152	2.98%	Straight-Line	5-39 Years
Alex City Marketplace	7,849,638	3.17%	Straight-Line	5-39 Years
Butler Square	6,411,277	2.83%	Straight-Line	5-39 Years
Brook Run Shopping Center	13,363,644	5.73%	Straight-Line	5-39 Years
Brook Run Properties (1)	7,686	—%	(1)	(1)
Laskin Road (1)	203,829	—%	(1)	(1)
Beaver Ruin Village	8,287,028	3.14%	Straight-Line	5-39 Years
Beaver Ruin Village II	2,814,398	2.93%	Straight-Line	5-39 Years
Sunshine Shopping Plaza	6,387,746	3.24%	Straight-Line	5-39 Years
Cardinal Plaza	2,475,266	3.53%	Straight-Line	5-39 Years
Franklinton Square	2,966,171	4.36%	Straight-Line	5-39 Years
Nashville Commons	3,526,051	3.53%	Straight-Line	5-39 Years
Chesapeake Square	4,394,007	4.26%	Straight-Line	5-39 Years
Grove Park Shopping Center	4,589,698	4.15%	Straight-Line	5-39 Years

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Parkway Plaza	$4,244,262	3.18%	Straight-Line	5-39 Years
Conyers Crossing	6,819,984	4.09%	Straight-Line	5-39 Years
Fort Howard Shopping Center	7,350,084	3.19%	Straight-Line	5-39 Years
Columbia Fire House (1)	671,798	—%	(1)	(1)
WHLR Macpherson, LLC (1)	7,412	—%	(1)	(1)
LBP Lasalle, LLC (1)	42,494	—%	(1)	(1)
LBP Milltown, LLC (1)	196,009	—%	(1)	(1)
LBP Vauxhall, LLC (1)	2,422	—%	(1)	(1)
LBP Hamburg, LLC (1)	4,728	—%	(1)	(1)
Darien Shopping Center	1,053,891	3.23%	Straight-Line	5-39 Years
Devine Street	1,941,328	2.94%	Straight-Line	5-39 Years
Folly Road	4,548,102	2.98%	Straight-Line	5-39 Years
Georgetown	1,916,742	3.06%	Straight-Line	5-39 Years
Ladson Crossing	3,920,233	3.39%	Straight-Line	5-39 Years
Lake Greenwood Crossing	2,499,295	3.08%	Straight-Line	5-39 Years
Lake Murray	1,537,005	4.01%	Straight-Line	5-39 Years
Litchfield Market Village	6,581,014	3.60%	Straight-Line	5-39 Years
Moncks Corner	1,109,345	3.20%	Straight-Line	5-39 Years
Ridgeland	376,154	3.78%	Straight-Line	5-39 Years
Shoppes at Myrtle Park	5,360,320	3.28%	Straight-Line	5-39 Years
South Lake	2,025,143	4.00%	Straight-Line	5-39 Years
South Park	2,966,711	3.09%	Straight-Line	5-39 Years
St. Matthews	1,940,823	3.17%	Straight-Line	5-39 Years
Berkley Shopping Center	2,865,073	4.33%	Straight-Line	5-39 Years
Sangaree Plaza	2,940,347	5.81%	Straight-Line	5-39 Years
Tri-County Plaza	3,421,233	5.43%	Straight-Line	5-39 Years
Riverbridge Shopping Center	5,384,071	4.46%	Straight-Line	5-39 Years
Laburnum Square	5,928,511	4.06%	Straight-Line	5-39 Years
Franklin Village	9,425,632	5.42%	Straight-Line	5-39 Years
Village at Martinsville	12,879,497	—%	Straight-Line	5-39 Years
New Market Crossing	5,216,464	—%	Straight-Line	5-39 Years
Rivergate Shopping Center	31,696,747	—%	Straight-Line	5-39 Years
Wheeler Real Estate, LLC	53,541	10.20%	Straight-Line	5-39 Years
Wheeler Interests, LLC	8,734	19.33%	Straight-Line	5-39 Years
Wheeler Real Estate Investment Trust, Inc.	489,411	16.62%	Straight-Line	5-39 Years
Wheeler REIT, LP	53,606	4.72%	Straight-Line	5-39 Years
	$307,443,425

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “WHLR”. On February 27, 2017, the closing price of our Common Stock reported on the NASDAQ Capital Market was $1.83 per share. The high and low Common Stock sales prices per share during the periods indicated were as follows:

Price per share of Common Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2016
High	$1.93	$1.60	$1.95	$1.80	$1.95
Low	$1.10	$1.20	$1.54	$1.50	$1.10

Quarter Ended
Fiscal Year 2015
High	$4.14	$2.45	$2.10	$2.03	$4.14
Low	$2.27	$1.98	$1.68	$1.60	$1.60

Our Series B Preferred Stock is traded on the NASDAQ Capital Market under the symbol “WHLRP”. On February 27, 2017, the closing price of our Series B Preferred Stock reported on the NASDAQ Capital Market was $24.68 per share. Our Series B Preferred Stock began trading on April 30, 2014. The high and low Preferred Stock sales prices per share during the periods indicated were as follows:

Price per share of Series B Preferred Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2016
High	$23.14	$22.13	$22.22	$23.00	$23.14
Low	$16.52	$18.48	$20.78	$20.63	$16.52

Quarter Ended
Fiscal Year 2015
High	$24.96	$25.45	$24.56	$23.50	$25.45
Low	$18.75	$23.02	$22.05	$22.13	$18.75

Our Series D Preferred Stock is traded on the NASDAQ Capital Market under the symbol “WHLRD”. On February 27, 2017, the closing price of our Series D Preferred Stock reported on the NASDAQ Capital Market was $25.60 per share. Our Series D Preferred Stock began trading on September 21, 2016. The high and low Preferred Stock sales prices per share during the periods indicated were as follows:

Price per share of Series D Preferred Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2016
High	N/A	N/A	$25.50	$25.50	$25.50
Low	N/A	N/A	$24.50	$23.01	$23.01

Total Stockholder Return Graph

The following graph sets forth the cumulative total stockholder return on Wheeler’s common shares, assuming reinvestment of dividends, to our stockholders during the period November 16, 2012, the date our Common Stock began trading on the New York Stock Exchange, through December 31, 2016, in comparison to cumulative total stockholder returns for the Russell 2000 Index Total Return and the index of equity real estate investments trusts prepared by the National Association of Real Estate Investment Trusts (“NAREIT”).  The stock performance graph assumes that $100 was invested on November 16, 2012. The FTSE NAREIT All Equity Index Total Return includes all tax qualified real estate investment trusts with more than 50% of total assets in qualifying real estate assets other than mortgage secured by real property.  The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Cumulative Total Return for the Period Ending
Index	11/16/12	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
WHLR	$100	$118.31	$89.26	$90.33	$49.03	$49.56
Russell 2000	100	109.71	152.31	159.76	152.71	185.25
FTSE NAREIT All Equity Index	100	106.74	109.78	140.55	144.52	157.00

Approximate Number of Holders of Our Common Shares

As of February 27, 2017 there were 176 holders of record of our common shares, 0 holders of our Series B preferred shares, and 0 holders of our Series D Preferred Stock. These numbers exclude our Common Stock, Series B Preferred Stock and Series D Preferred Stock owned by shareholders holding under nominee security position listings.

Dividend Policy

We pay cash dividends to holders of our Common Stock on a monthly basis. Starting as early as April 2017, the Company plans to declare and pay cash dividends to common stockholders on a quarterly basis. We intend to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our Common Stock. While we intend to maintain the annual $0.21 per share dividend that we currently pay for the foreseeable future, our current cash flow does not support this amount. Accordingly, we may be forced to reduce the annual dividend if the cash flow deficit continues for an extended period of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Dividend Payments

We have made dividend payments to holders of our Common Stock and holders of common units in our Operating Partnership as follows in 2016 and 2015:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - January 31, 2016	1/31/2016	2/29/2016	$0.0175
February 1, 2016 - February 29, 2016	2/29/2016	3/31/2016	$0.0175
March 1, 2016 - March 31, 2016	3/31/2016	4/30/2016	$0.0175
April 1, 2016 - April 30, 2016	4/30/2016	5/31/2016	$0.0175
May 1, 2016 - May 31, 2016	5/31/2016	6/30/2016	$0.0175
June 1, 2016 - June 30, 2016	6/30/2016	7/31/2016	$0.0175
July 1, 2016 - July 31, 2016	7/31/2016	8/31/2016	$0.0175
August 1, 2016 - August 31, 2016	8/31/2016	9/30/2016	$0.0175
September 1, 2016 - September 30, 2016	9/30/2016	10/31/2016	$0.0175
October 1, 2016 - October 31, 2016	10/31/2016	11/30/2016	$0.0175
November 1, 2016 - November 30, 2016	11/30/2016	12/30/2016	$0.0175
December 1, 2016 - December 31, 2016	12/30/2016	1/29/2017	$0.0175

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2015 - January 31, 2015	1/31/2015	2/28/2015	$0.0350
February 1, 2015 - February 28, 2015	2/28/2015	3/31/2015	$0.0350
March 1, 2015 - March 31, 2015	3/31/2015	4/30/2015	$0.0175
April 1, 2015 - April 30, 2015	4/30/2015	5/31/2015	$0.0175
May 1, 2015 - May 31, 2015	5/31/2015	6/30/2015	$0.0175
June 1, 2015 - June 30, 2015	6/30/2015	7/31/2015	$0.0175
July 1, 2015 - July 31, 2015	7/31/2015	8/31/2015	$0.0175
August 1, 2015 - August 31, 2015	8/31/2015	9/30/2015	$0.0175
September 1, 2015 - September 30, 2015	9/30/2015	10/31/2015	$0.0175
October 1, 2015 - October 31, 2015	10/31/2015	11/30/2015	$0.0175
November 1, 2015 - November 30, 2015	11/30/2015	12/31/2015	$0.0175
December 1, 2015 - December 31, 2015	12/31/2015	1/31/2016	$0.0175

We have made dividend payments to holders of our Series B Preferred Stock as follows in 2016 and 2015:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - March 31, 2016	3/31/2016	4/15/2016	$0.5625
April 1, 2016 - June 30, 2016	6/30/2016	7/15/2016	$0.5625
July 1, 2016 - September 30, 2016	9/30/2016	10/15/2016	$0.5625
October 1, 2016 - December 31, 2016	12/30/2016	1/15/2017	$0.5625

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2015 - March 31, 2015	3/31/2015	4/15/2015	$0.5625
April 1, 2015 - June 30, 2015	6/30/2015	7/15/2015	$0.5625
July 1, 2015- September 30, 2015	9/30/2015	10/15/2015	$0.5625
October 1, 2015 - December 31, 2015	12/31/2015	1/15/2016	$0.5625

We have made dividend payments to holders of our Series D Preferred Stock as follows in 2016 (1):

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - March 31, 2016	3/31/2016	4/15/2016	$—
April 1, 2016 - June 30, 2016	6/30/2016	7/15/2016	$—
July 1, 2016 - September 30, 2016	9/30/2016	10/15/2016	$0.0608
October 1, 2016 - December 31, 2016	12/30/2016	1/15/2017	$0.5469
(1) There is no dividend history for the Series D Preferred Stock prior to September 21, 2016 because it was not issued until September 21, 2016.

Security Authorized For Issuance Under Equity Compensation Plan

The following table sets forth information as of December 31, 2016 regarding our compensation plans and the Common Stock we may issue under the plan.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	5,383,742
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	5,383,742
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 1,000,000 and 5,000,000 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.

Item 6.    Selected Financial Data.
The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements as of December 31, 2016 and 2015 and for each of the years in the three-year period ended December 31, 2016 and the related notes included elsewhere in this Annual Report on Form 10-K, as adoptions of new ASU's have been considered when presenting prior period amounts.
We completed our initial public offering on November 16, 2012. The selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical financial statements, except for FFO and AFFO. Due to the timing of the initial public offering, the 2012 financials include Wheeler Real Estate Investment Trust, Inc., the Operating Partnership, the original eight entities included in the REIT formation along with the three entities acquired during 2012.

	Year Ended December 31,
Operating Data:	2016	2015	2014	2013	2012
Total Revenues	$44,160,408	$27,615,458	$14,850,778	$7,611,023	$2,416,971
Operating Loss	(291,136)	(12,452,283)	(6,168,241)	(1,750,950)	(244,544)
Net Loss from Continuing Operations	(13,062,774)	(21,377,297)	(12,053,474)	(3,857,915)	(1,205,472)
Net Income (Loss) from Discontinued Operations	824,748	2,603,895	307,659	(517,311)	(185)
Net Loss	(12,238,026)	(18,773,402)	(11,745,815)	(4,375,226)	(1,205,657)
Net loss attributable to noncontrolling interests	(1,035,456)	(1,252,723)	(1,195,560)	(714,972)	(43,880)
Net Loss Attributable to Wheeler REIT	(11,202,570)	(17,520,679)	(10,550,255)	(3,660,254)	(1,161,777)
Net Loss Attributable to Wheeler REIT Common Shareholders	(15,915,739)	(103,792,717)	(13,268,512)	(3,801,672)	(1,161,777)

Loss per share from continuing operations (basis and diluted)	$(0.25)	$(2.73)	$(1.83)	$(0.74)	$(0.35)
Income (loss) per share from discontinued operations	0.01	0.06	0.03	(0.08)	0.00
	(0.24)	(2.67)	(1.80)	(0.82)	(0.35)

Weighted-average number of shares (basic and diluted)	67,362,991	38,940,463	7,352,433	4,620,600	3,301,502
Dividends declared per common share	$0.21	$0.23	$0.42	$0.48	$—

Balance Sheet Data:
Investment properties, net	$388,880,290	$238,764,631	$128,994,061	$77,894,756	$39,380,841
Assets held for sale	365,880	1,692,473	26,780,912	27,586,432	4,584,663
Total Assets	489,046,335	309,243,242	201,454,223	123,624,949	51,717,739
Loans payable	305,972,679	184,629,082	119,094,005	72,716,927	27,827,432
Liabilities associated with assets held for sale	1,350,000	1,992,318	18,968,920	19,008,800	3,342,449
Series D cumulative convertible Preferred Stock	52,530,051	—	—	—	—

Other Data:
Funds from Operations (a)	$7,710,625	$(3,415,163)	$(3,525,325)	$(908,269)	$(383,505)
Adjusted Funds From Operations (b)	8,668,449	848,269	(1,426,894)	648,149	(404,866)
Net cash from operating activities	10,442,931	(5,326,113)	(2,475,947)	1,109,511	677,039
Net cash from investing activities	(60,537,298)	(54,859,005)	(19,595,047)	(24,280,774)	(9,009,568)
Net cash from financing activities	44,480,163	60,822,853	30,844,017	22,227,277	10,276,031

(a)
We completed our initial public offering on November 16, 2012. The selected historical consolidated financial information as of and for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 has been derived from our audited historical financial statements, except for FFO and AFFO. Due to the timing of the initial public offering, the 2012 financials include Wheeler Real Estate Investment Trust, Inc., the Operating Partnership, the original eight entities included in the REIT formation along with the three entities acquired during 2012. We use Funds from Operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation and amortization, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

(b)
See Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of FFO to AFFO, both non-GAAP measurements. We believe the computation of FFO in accordance with NAREIT's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash share-based compensation expense and non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Form 10-K.

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

Our portfolio is comprised of fifty-nine retail shopping centers, five free-standing retail properties, our office building, eight undeveloped land parcels, and one redevelopment project. Sixteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, three are located in Oklahoma, one is located in Alabama, one is located in West Virginia and one is located Pennsylvania. Our operating portfolio has a total GLA of 4,906,511 square feet and an occupancy level of approximately 94%.

Recent Trends and Activities

There have been several significant events in 2016 that have positively impacted our company. These events are summarized below.

Property Acquisitions

A-C Portfolio

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71.00 million, paid through a combination of cash, debt and the issuance of 888,889 common units in the Operating Partnership. Collectively, the A-C Portfolio properties total 605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-Lo, Harris Teeter or Piggly Wiggly grocery store.

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

Berkley Shopping Center

On November 10, 2016, we completed our acquisition of Berkley Shopping Center, a 47,945 square foot shopping center located in Norfolk, Virginia ("Berkley") from a related party for a contract price of $4.18 million. Berkley was 100% leased as of the acquisition date and is anchored by a Farm Fresh grocery store. We acquired Berkley from a related party through a combination of cash and the issuance of 221,476 common units in the Operating Partnership.

Sangaree Plaza and Tri-County Plaza

On November 10, 2016, we completed our acquisition of Sangaree Plaza and Tri-County Plaza, a 66,948 and 67,577 square foot shopping center, respectively located in Summerville, South Carolina and Royston, Georgia, respectively ("Sangaree/Tri-County") from a related party for a total contract price of $10.77 million. Sangaree/Tri-County was 95.2% leased as of the acquisition date and are anchored by Bi-Lo grocery store. We acquired Sangaree/Tri-County from a related party through a combination of cash and the issuance of 122,250 common units in the Operating Partnership.

Riverbridge Shopping Center

On November 15, 2016, the Company completed its acquisition of Riverbridge Shopping Center ("Riverbridge"), a 91,188 square foot shopping center located in Carollton, Georgia for a contract price of $7.00 million. Riverbridge was 98.5% leased as of the acquisition date and is anchored by Ingles. The Company acquired Riverbridge through a combination of cash and debt.

Laburnum Square

On December 7, 2016, the Company completed our acquisition of Laburnum Square, a 109,405 square foot shopping center located in Richmond, Virginia ("Laburnum") for a contract price of $10.50 million, paid through a combination of cash and debt. Laburnum was 96.9% leased as of the acquisition date and is anchored by Kroger.

Franklin Village

On December 12, 2016, the Company completed our acquisition of Franklin Village, a 151,673 square foot shopping center located in Kittanning, Pennsylvania ("Franklin") for a contract price of $13.10 million, paid through a combination of cash and debt. Franklin was 98.0% leased as of the acquisition date and is anchored by Shop ‘n Save.

Village at Martinsville

On December 16, 2016, the Company completed our acquisition of Village at Martinsville, a 297,950 square foot shopping center located in Martinsville, Virginia ("Martinsville") for a contract price of $23.53 million, paid through a combination of cash and debt. Martinsville was 97.0% leased as of the acquisition date and is anchored by Kroger.

New Market Crossing

On December 20, 2016, the Company completed our acquisition of New Market Crossing, a 116,976 square foot shopping center located in Mt. Airy, North Carolina ("New Market") for a contract price of $9.00 million, paid through a combination of cash and debt. New Market was 93% leased as of the acquisition date and is anchored by Lowes Food Store.

Rivergate Shopping Center

On December 21, 2016, the Company completed our acquisition of Rivergate Shopping Center, a 205,810 square foot shopping center located in Macon, Georgia ("Rivergate") for a contract price of $37.25 million, paid through a combination of cash and debt. Rivergate was 96.0% leased as of the acquisition date and is anchored by Publix.

Note Receivable

On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and an $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 disposition of the property. The balance on the notes receivable at December 31, 2016 is $12.00 million.
Financing Activities

Key Bank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used Series B proceeds to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.30%.

As of December 31, 2016, the Company has borrowed $74.08 million under the Credit Agreement, which is collateralized by the A-C Portfolio, Laburnum, Martinsville and New Market. At December 31, 2016, the outstanding borrowings are accruing interest at 3.24%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2016. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2016, the Company has not incurred an event of default. This credit agreement matures in May 2018.

Senior Subordinated Debt

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt from cash on hand.

Revere Loan Agreement
In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016 (“Revere Term Loan”) in the principal amount of $8.00 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 8% per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan. As of December 31, 2016, the remaining outstanding amount under the Revere Term Loan is $7.45 million.
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
Senior Convertible Notes Amendment
Effective as of April 28, 2016, the Company and certain investors: Calapasas West Partners, L.P.; Full Value Partners, L.P.; Full Value Special Situations Fund, L.P.; MCM Opportunity Partners, L.P.; Mercury Partners, L.P.; Opportunity Partners, L.P.; Special Opportunities Fund, Inc.; and Steady Gain Partners, L.P. (collectively the “Bulldog Investors”) amended the convertible 9% senior notes (“Amended Convertible Notes”) to purchase shares of the Company’s Common Stock. Prior to the amendment, the aggregate principal amount of the Convertible Notes was $3.00 million.

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares. As of December 31, 2016, the Bulldog Investors converted approximately $1.60 million of principal amount into 1,397,010 shares of the Company's Common Stock.

Chesapeake Square Refinance

On July 11, 2016, the Company executed a promissory note for $4.60 million to refinance the Chesapeake Square collateralized portion of the KeyBank Credit Agreement totaling $3.90 million. The new loan matures in August 2026 with monthly principal and interest payments due at an interest rate of 4.70%.

Perimeter Square Refinance

On July 29, 2016, the Company executed a promissory note for $4.50 million to refinance the Perimeter promissory note totaling $4.10 million. The new loan matures in August 2026 with principal due at maturity and bears interest at 4.06%.

Berkley, Sangaree/Tri-County

On November 10, 2016, the Company executed a promissory note for $9.40 million for the purchase of Berkley, Sangaree/Tri-County. The loan matures in December 2026 with monthly interest only payments due through 2021 at which time monthly principal and interest payments begin. The loan bears interest at 4.78%.

Riverbridge

On November 15, 2016, the Company executed a promissory note for $4.00 million for the purchase of Riverbridge. The loan matures in December 2026 with principal due at maturity and bears interest at 4.48%.

Franklin

On December 12, 2016, the Company executed a promissory note for $8.52 million for the purchase of Franklin. The loan matures in January 2027 with monthly interest only payments due through January 2020 at which time monthly principal and interest payments begin. The loan bears interest at 4.93%.

Lumber River

On December 20, 2016, the Company executed a promissory note for $1.50 million. The new loan matures in June 2018 with interest only payments at a rate of 295 basis points over one month LIBOR through 2017. Principal payments begin in 2018.

Harbor Point Renewal

On December 2, 2016, the Company renewed the promissory note for $0.65 million on Harbor Point for two years. The loan matures on December 5, 2018 with monthly principal and interest payments. The loan bears interest at 5.85%.

Rivergate

On December 21, 2016, the Company executed a promissory note for $24.2 million for the purchase of Rivergate. The loan matures in December 2019 with interest only payments at a rate of 295 basis points on one month LIBOR for the first year and principal and interest for the next two years.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2016, the Company believes it is in compliance with all applicable covenants.

New Leases, Leasing Renewals and Expirations

New leases during the year ended December 31, 2016 were comprised of forty-seven deals totaling 148,328 square feet with a weighted average rate of $12.00 per square foot. The commission rate per square foot equated to $4.61.

Renewals during the year ended December 31, 2016 were comprised of sixty-nine deals totaling 286,263 square feet with a weighted average increase of $0.52 per square foot, representing an increase of 4.9% over prior rates. The rates on negotiated renewals resulted in a weighted average increase of $0.81 per square foot on fifty-one renewals, a $0.25 per square foot decrease on one renewal and no changes on eighteen renewals. Twenty-six of these renewals represented options being exercised.

Approximately 7.17% of our gross leasable area is subject to leases that expire during the twelve months ending December 31, 2017 that have not already been renewed. Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.

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

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the years ended December 31, 2016, 2015 and 2014.

Liquidity and Capital Resources

At December 31, 2016, our consolidated cash and cash equivalents totaled $4.86 million compared to consolidated cash and cash equivalents of $10.48 million at December 31, 2015. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2016 and 2015 are as follows:

	Years Ended December 31,		Year Over Year Change
	2016	2015	$	%
Operating activities	$10,442,931	$(5,326,113)	$15,769,044	296.07%
Investing activities	$(60,537,298)	$(54,859,005)	$(5,678,293)	(10.35)%
Financing activities	$44,480,163	$60,822,853	$(16,342,690)	(26.87)%

Operating Activities

During the year ended December 31, 2016, our cash flows provided by operating activities were $10.44 million, compared to cash flows used in operating activities of $5.33 million during the year ended December 31, 2015. Operating cash flows were primarily impacted by the $6.54 million decrease in our consolidated net loss due to the factors discussed in the "Results of Operations" section below, specifically the increase in FFO of $9.23 million from new stores that were acquired in 2015 and 2016. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions accompanied by an increase in prepaid rents, primarily due to new stores.

Investing Activities

During the year ended December 31, 2016, our cash flows used in investing activities were $60.54 million, compared to cash flows used in investing activities of $54.86 million during the year ended December 31, 2015. We acquired $186.33 million of assets in 2016 compared to $141 million in 2015. The A-C portfolio acquisition, consisting of fourteen retail property acquisitions, was accomplished utilizing an 85% loan to value ratio versus a typical ratio of 55% to 65% required on most Commercial Mortgage Backed Security ("CMBS") loans. This resulted in less cash outflows relating to property acquisitions for year ended December 31, 2016. Cash paid for capital property reserves decreased by $0.53 million due to prior year reserved balances being released upon completion of required activities offset by reserves required on 2016 acquisitions. In addition, for the year ended December 31, 2016, there were $9.40 million in cash outflows for the issuance of the Sea Turtle Development notes receivable and an increase of $1.43 million for capital expenditures on existing properties. Cash flows used in investing activities was further impacted by a decrease in cash received of $7.33 million for properties disposed during the respective periods.

Financing Activities

During the year ended December 31, 2016, our cash flows from financing activities were $44.48 million, compared to $60.82 million of cash flows from financing activities during the year ended December 31, 2015. The primary factor contributing to the comparative fluctuation in financing cash flows was the Series C Preferred Stock offering in March 2015, which generated proceeds of $83.42 million as compared to Series B Preferred Stock offering proceeds of $23.38 million and Series D Preferred Stock offering proceeds of $52.4 million in 2016. The 2016 capital raises contributed to an increase in dividends paid of $3.50 million for the year ended December 31, 2016 when compared to the year ended December 31, 2015.  The increase in payments on deferred financing costs of $2.41 million is a direct result of the increase in loan proceeds to $21.60 million for the year ended December 31, 2016 which is primarily attributable to the twenty-three acquisitions in 2016. The increase in loan principal payments of $12.97 million related to the pay down of the KeyBank line of credit and the refinancing of Chesapeake Square and Perimeter Square.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2016 and 2015, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	December 31,
	2016	2015
Fixed-rate notes	$211,538,914	$180,048,494
Adjustable-rate mortgages	28,081,725	2,418,212
Fixed-rate notes, assets held for sale	1,350,000	1,982,042
Floating-rate line of credit	74,077,250	6,873,750
Total debt	$315,047,889	$191,322,498

The increase in total mortgage indebtedness at December 31, 2016 is primarily due to $134.40 million in debt from acquisitions made during 2016 compared to $75.66 million in 2015 related to acquisitions. The weighted average interest rate and term of our fixed-rate debt are 4.79% and 7.91 years, respectively, at December 31, 2016. We have $17.45 million of debt maturing during the year ending December 31, 2017. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the financial statements included elsewhere in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at December 31, 2016 are $17.45 million in debt maturities due within the following year, debt service payments, Series B and Series D Preferred Stock dividends (approximately $9.2 million), margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $0.21 per share (approximately $15.4 million) targeted annual Common Stock dividend we are currently paying on a monthly basis. At December 31, 2016, the Revere Term Loan had a balance of $7.45 million and any payoff of this amount would trigger a payment of the incremental unpaid portion of the $640 thousand contractually guaranteed interest due through April 30, 2017 plus a $240 thousand exit fee. The loan is payable April 30, 2017; however with a principal payment of $450 thousand, the loan can be extended until April 30, 2018. The entire principal balance of $7.45 million is included in the $17.4 million of debt maturities due prior to December 31, 2017 described above. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

In 2016, the Company raised $23.38 million and $52.38 million in net proceeds from the Series B Preferred Stock and Series D Preferred Stock offerings, respectively. The proceeds were primarily used for the paydown of the Key Bank Credit Agreement and acquisition of nine properties for a total purchase price of $115.3 million paid through a combination of cash, debt and common units.

Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

We believe significant opportunities exist in the current commercial real estate environment that will enable us to sufficiently leverage our capital and execute our growth plan. Several factors are contributing to an increased supply in available properties for acquisition, including a significant level of maturities of CMBS debt, strategic shifts by larger REITs to reduce debt levels and exit certain markets, and the negative impact on the real estate industry as a result of the economic downtown experienced in recent years. We believe the public REIT model provides a unique growth vehicle whereby we can either acquire properties through traditional third party acquisitions using a combination of cash generated in the capital markets and debt financing; contributions of properties by third parties in exchange for common units issued by the Operating Partnership; and contributions of existing properties owned by Mr. Wheeler and his affiliates in exchange for common units issued by the Operating Partnership. Additionally, access to public market capital enhances our ability to formulate acquisition structures and terms that better meet our growth strategies.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Fixed-rate notes	$17,395,403	$9,117,448	$8,535,718	$176,490,345	$211,538,914
Adjustable-rate notes	51,766	25,824,956	2,205,003	—	28,081,725
Fixed-rate notes, AFHS	—	—	52,481	1,297,519	1,350,000
Floating-rate line of credit	—	74,077,250	—	—	74,077,250
Ground lease payments	520,199	1,016,774	905,593	10,010,953	12,453,519
	$17,967,368	$110,036,428	$11,698,795	$187,798,817	$327,501,408

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 82 of this Annual Report on Form 10-K.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively.

	For the Years Ended December 31,		Year over Year Changes
	2016	2015	$/#	%
PROPERTY DATA:
Number of properties owned and leased at period end (1)	64	42	22	52.38%
Aggregate gross leasable area at period end(1)	4,906,511	3,151,358	1,755,153	55.70%
Occupancy rate at period end (1)	94.0%	94.2%	—	(0.2)%
FINANCIAL DATA:
Rental revenues	$33,164,924	$20,553,870	$12,611,054	61.36%
Asset management fees	854,857	588,990	265,867	45.14%
Commissions	963,936	361,984	601,952	166.29%
Other non-property income	244,084	—	244,084	—%
Tenant reimbursements and other revenues	8,932,607	6,110,614	2,821,993	46.18%
Total Revenue	44,160,408	27,615,458	16,544,950	59.91%
EXPENSES:
Property operations	11,898,190	8,351,456	3,546,734	42.47%
Non-REIT management and leasing services	1,567,128	1,174,833	392,295	33.39%
Depreciation and amortization	20,636,940	16,882,462	3,754,478	22.24%
Provision for credit losses	424,925	243,029	181,896	74.85%
Corporate general & administrative	9,924,361	13,415,961	(3,491,600)	(26.03)%
Total Operating Expenses	44,451,544	40,067,741	4,383,803	10.94%
Operating Loss	(291,136)	(12,452,283)	12,161,147	97.66%
Interest income	691,937	118,747	573,190	482.70%
Interest expense	(13,356,111)	(9,043,761)	(4,312,350)	(47.68)%
Net Loss from Continuing Operations Before Income Taxes	(12,955,310)	(21,377,297)	8,421,987	39.40%
Income tax expense	(107,464)	—	(107,464)	—%
Net Loss from Continuing Operations	(13,062,774)	(21,377,297)	8,314,523	38.89%
Discontinued Operations
Income from operations	136,459	499,781	(363,322)	(72.70)%
Gain on disposal of properties	688,289	2,104,114	(1,415,825)	(67.29)%
Net Income from Discontinued Operations	824,748	2,603,895	(1,779,147)	(68.33)%
Net Loss	(12,238,026)	(18,773,402)	6,535,376	34.81%
Net loss attributable to noncontrolling interests	(1,035,456)	(1,252,723)	217,267	17.34%
Net Loss Attributable to Wheeler REIT	$(11,202,570)	$(17,520,679)	$6,318,109	36.06%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. Same stores consist of those properties we owned during all periods presented in their entirety, while new stores consist of those properties during the periods presented. The discussion below focuses on same store results of operations since all twenty-three of our 2016 retail acquisitions occurred subsequent to December 31, 2015.

Same store discontinued operations financial information reflects the activity of the following properties:

•	Harps at Harbor Point (acquired December 14, 2012, sold in 2015)

•	Bixby Commons (acquired June 11, 2013, sold in 2015)

•	Jenks Reasors (acquired September 25, 2013, sold in 2015)

•	Starbucks/Verizon (acquired October 21, 2013, sold in 2015)

New store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015)

	Years Ended December 31,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
Property revenues	$19,198,324	$19,040,099	$22,899,207	$7,624,385	$42,097,531	$26,664,484
Property expenses	5,770,471	6,094,245	6,127,719	2,257,211	11,898,190	8,351,456
Property Net Operating Income	13,427,853	12,945,854	16,771,488	5,367,174	30,199,341	18,313,028
Asset management and commission revenues	1,818,793	950,974	—	—	1,818,793	950,974
Other non-property income	244,084	—	—	—	244,084	—
Other Income	2,062,877	950,974	—	—	2,062,877	950,974
Non-REIT management and leasing services	1,567,128	1,174,833	—	—	1,567,128	1,174,833
Depreciation and amortization	7,068,209	9,548,148	13,568,731	7,334,314	20,636,940	16,882,462
Provision for credit losses	343,959	163,270	80,966	79,759	424,925	243,029
Corporate general & administrative	8,689,660	12,410,146	1,234,701	1,005,815	9,924,361	13,415,961
Total Other Operating Expenses	17,668,956	23,296,397	14,884,398	8,419,888	32,553,354	31,716,285
Interest income	691,822	118,740	115	7	691,937	118,747
Interest expense	(9,571,443)	(7,249,810)	(3,784,668)	(1,793,951)	(13,356,111)	(9,043,761)
Net Loss from Continuing Operations Before Income Taxes	(11,057,847)	(16,530,639)	(1,897,463)	(4,846,658)	(12,955,310)	(21,377,297)
Income tax expense	(107,464)	—	—	—	(107,464)	—
Net Loss from Continuing Operations	(11,165,311)	(16,530,639)	(1,897,463)	(4,846,658)	(13,062,774)	(21,377,297)
Discontinued Operations
Income (loss) from operations	27,538	505,516	108,921	(5,735)	136,459	499,781
Gain on disposal of properties	688,289	2,104,114	—	—	688,289	2,104,114
Net Income (Loss) from Discontinued Operations	715,827	2,609,630	108,921	(5,735)	824,748	2,603,895
Net Loss	$(10,449,484)	$(13,921,009)	$(1,788,542)	$(4,852,393)	$(12,238,026)	$(18,773,402)

Property Revenues

Total same store property revenues for the year ended December 31, 2016 were $19.20 million, compared to $19.04 million for the year ended December 31, 2015, representing an increase of $0.16 million, or 0.83%. Same store revenues fluctuated primarily due to positive rent spreads on renewals.

The year ended December 31, 2016 represents a full period of operations reported for the fifteen retail acquisitions made in 2015 and partial periods of operations for the twenty-three retail acquisitions made in the year ended December 31, 2016. These properties (new stores) contributed $22.90 million in revenues for the year ended December 31, 2016, compared to $7.62 million in revenue for the year ended December 31, 2015. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

Property Expenses

Total same store property expenses for the year ended December 31, 2016 were $5.77 million, compared to $6.09 million for the year ended December 31, 2015. The decrease was primarily due to a decrease in parking lot repairs of $340 thousand, a decrease in management fees of $80 thousand, offset by a $104 thousand increase in real estate taxes due to property reassessments of prior acquisitions and an increase of $85 thousand in insurance expense. Total property expenses increased primarily due to new store increases of $3.88 million.

There were no significant unusual or non-recurring items included in new store property expenses for the year ended December 31, 2016.

Property Net Operating Income

Total property net operating income was $30.20 million for the year ended December 31, 2016, compared to $18.31 million for the year ended December 31, 2015. The 2016 results represent an increase of $11.89 million over 2015 primarily due to the increases in property revenues discussed above. New stores accounted for the majority of these increases by generating $16.77 million in property net operating income for the year ended December 31, 2016, compared to $5.37 million for the year ended December 31, 2015.

Other Income

Total other income was $2.06 million for the year ended December 31, 2016 compared to $951 thousand for the year ended December 31, 2015, a $1.11 million increase due to $244 thousand in development fees for the Sea Turtle Development and an increase of $602 thousand in leasing commissions.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2016 were $17.67 million, representing a decrease of $5.63 million over the year ended December 31, 2015. The decrease in same store other operating expenses for the year ended December 31, 2016 primarily resulted from a decrease of $2.48 million in depreciation and amortization and a decrease of $3.72 million in general and administrative expenses. The decrease in same store depreciation and amortization expense for the year ended December 31, 2016 resulted from additional assets becoming fully depreciated and amortized subsequent to the December 31, 2015 periods. The decrease in same store general and administrative expenses for the year ended December 31, 2016 primarily resulted from decreases in acquisition costs, capital related costs and professional fees. These decreases were offset by an increase of $0.39 million in Non-REIT management and leasing fees due to leasing of Sea Turtle Development for the year ended December 31, 2016.

Total other operating expenses increased by $0.84 million for the year ended December 31, 2016 due to an overall increase in depreciation and amortization resulting from the additional expense associated with the thirty-eight retail properties acquired since January 1, 2015, offset by a decrease in general and administrative expenses. General and administrative expenses during the year ended December 31, 2016 included approximately $3.21 million of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

2016
Acquisition costs	$2,028,742
Capital related costs	513,562
Other	663,618
$3,205,922

Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the twenty-three 2016 acquisitions, and sourcing and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis including severance pay and consultant expenses which are no longer under contract.

Interest Income

Same store interest income was $0.69 million for the year ended December 31, 2016, which represents an increase of $0.57 million as compared to $0.12 million for the year ended December 31, 2015. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable earned during the year ended December 31, 2016.

Interest Expense

Same store interest expense increased $2.32 million or 32.02% for the year ended December 31, 2016, compared to $7.25 million for the year ended December 31, 2015. Same store interest expense is primarily attributable to incremental debt service associated with additional borrowings. Total interest expense for the year ended December 31, 2016 increased by $4.31 million. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire the thirty-eight retail properties representing new stores since January 1, 2015.

Discontinued Operations

Net income from discontinued operations totaled $0.82 million for the year ended December 31, 2016, compared to a net income of $2.60 million for the year ended December 31, 2015. The income for both years primarily resulted from the gain on sale of assets held for sale. Harps at Harbor Point, Bixby Commons and Jenks Reasors were sold in 2015 while Starbucks/Verizon was sold in 2016.

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

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(10,449,484)	$(13,921,009)	$(1,788,542)	$(4,852,393)	$(12,238,026)	$(18,773,402)	$6,535,376	34.81%
Depreciation and amortization of real estate assets from continuing operations	7,068,209	9,548,148	13,568,731	7,334,314	20,636,940	16,882,462	3,754,478	22.24%
Depreciation and amortization of real estate assets from discontinued operations	—	510,818	—	69,073	—	579,891	(579,891)	(100.00)%
Depreciation of real estate assets	7,068,209	10,058,966	13,568,731	7,403,387	20,636,940	17,462,353	3,174,587	18.18%
Gain on sale of discontinued operations	(688,289)	(2,104,114)	—	—	(688,289)	(2,104,114)	1,415,825	67.29%
Total FFO	$(4,069,564)	$(5,966,157)	$11,780,189	$2,550,994	$7,710,625	$(3,415,163)	$11,125,788	325.78%

During the year ended December 31, 2016, same store FFO increased $1.90 million, primarily due to decreases of $3.72 million in corporate general and administrative expenses, increases in property net operating income of $0.48 million, partially offset by increases in interest expense of $2.32 million. Total FFO increased $11.13 million, for the year ended December 31, 2016, primarily due to the expansion of operations resulting from the thirty-eight acquisitions occurring subsequent to January 1, 2015, representing new stores, that contributed incremental FFO of $9.23 million when compared to the year ended December 31, 2015.

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

Total AFFO for the years ended December 31, 2016 and 2015 is shown in the table below:

	Years Ended December 31,
	2016	2015
FFO	$7,710,625	$(3,415,163)
Preferred Stock dividends	(4,713,169)	(13,627,532)
Preferred Stock accretion adjustments	416,598	8,925,221
FFO available to common shareholders and common unitholders	3,414,054	(8,117,474)
Acquisition costs	2,028,742	3,871,037
Capital related costs	513,562	2,655,474
Other non-recurring and non-cash expenses	663,618	770,757
Share-based compensation	1,454,410	547,000
Straight-line rent	(385,965)	(270,873)
Loan cost amortization	2,125,582	1,300,901
Accrued interest income	(415,025)	—
Above/below market lease amortization	29,371	616,665
Perimeter legal accrual	—	133,282
Recurring capital expenditures and tenant improvement reserves	(759,900)	(658,500)
AFFO	$8,668,449	$848,269

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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

	For the Years Ended December 31,		Year over Year Changes
	2015	2014	$/#	%
PROPERTY DATA:
Number of properties owned and operated (1)	42	30	12	40.00%
Aggregate gross leasable area (1)	3,151,358	1,904,146	1,247,212	65.50%
Ending occupancy rate (1)	94.2%	95.6%	—	(1.50)%
FINANCIAL DATA:
Rental revenues	$20,553,870	$11,348,955	$9,204,915	81.11%
Asset management fees	588,990	296,290	292,700	98.79%
Commissions	361,984	158,876	203,108	127.84%
Tenant reimbursements and other revenues	6,110,614	3,046,657	3,063,957	100.57%
Total Revenue	27,615,458	14,850,778	12,764,680	85.95%
EXPENSES:
Property operations	8,351,456	4,123,439	4,228,017	102.54%
Non-REIT management and leasing services	1,174,833	—	1,174,833	—%
Depreciation and amortization	16,882,462	7,387,729	9,494,733	128.52%
Provision for credit losses	243,029	60,841	182,188	299.45%
Corporate general & administrative	13,415,961	9,447,010	3,968,951	42.01%
Total Operating Expenses	40,067,741	21,019,019	19,048,722	90.63%
Operating Loss	(12,452,283)	(6,168,241)	(6,284,042)	(101.88)%
Interest income	118,747	23,315	95,432	409.32%
Interest expense	(9,043,761)	(5,908,548)	(3,135,213)	(53.06)%
Net Loss from Continuing Operations	(21,377,297)	(12,053,474)	(9,323,823)	(77.35)%
Discontinued Operations
Income from operations	499,781	307,659	192,122	62.45%
Gain on disposal of properties	2,104,114	—	2,104,114	—%
Net Income from Discontinued Operations	2,603,895	307,659	2,296,236	746.36%
Net Loss	(18,773,402)	(11,745,815)	(7,027,587)	(59.83)%
Net loss attributable to noncontrolling interests	(1,252,723)	(1,195,560)	(57,163)	(4.78)%
Net Loss Attributable to Wheeler REIT	$(17,520,679)	$(10,550,255)	$(6,970,424)	(66.07)%
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

Same store discontinued operations financial information reflects the activity of the following properties:

•	Harps at Harbor Point (acquired December 14, 2012)

•	Bixby Commons (acquired June 11, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

New store discontinued operations financial information reflects the activity for the following entities:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015)

The following table provides same store and new store financial information.

	Years Ended December 31,
	Same Store		New Store		Total
	2015	2014	2015	2014	2015	2014
Property revenues	$12,665,368	$12,202,705	$13,999,116	$2,192,907	$26,664,484	$14,395,612
Property expenses	3,919,921	3,595,182	4,431,535	528,257	8,351,456	4,123,439
Property Net Operating Income	8,745,447	8,607,523	9,567,581	1,664,650	18,313,028	10,272,173
Asset management and commission revenues	—	—	950,974	455,166	950,974	455,166
Other Income	—	—	950,974	455,166	950,974	455,166
Non-REIT management and leasing services	—	—	1,174,833	—	1,174,833	—
Depreciation and amortization	5,428,204	5,903,392	11,454,258	1,484,337	16,882,462	7,387,729
Provision for credit losses	151,997	41,624	91,032	19,217	243,029	60,841
Corporate general & administrative	11,316,307	5,235,451	2,099,654	4,211,559	13,415,961	9,447,010
Total Other Operating Expenses	16,896,508	11,180,467	14,819,777	5,715,113	31,716,285	16,895,580
Interest income	118,478	23,296	269	19	118,747	23,315
Interest expense	(5,001,840)	(5,112,038)	(4,041,921)	(796,510)	(9,043,761)	(5,908,548)
Net Loss from Continuing Operations	(13,034,423)	(7,661,686)	(8,342,874)	(4,391,788)	(21,377,297)	(12,053,474)
Discontinued Operations
Income (loss) from operations	505,516	307,659	(5,735)	—	499,781	307,659
Gain on disposal of properties	2,104,114	—	—	—	2,104,114	—
Net Income (Loss) from Discontinued Operations	2,609,630	307,659	(5,735)	—	2,603,895	307,659
Net Loss	$(10,424,793)	$(7,354,027)	$(8,348,609)	$(4,391,788)	$(18,773,402)	$(11,745,815)

Property Revenues

Total same store property revenue for the year ended December 31, 2015 was $12.67 million, compared to $12.20 million for the year ended December 31, 2014. Same store revenues increased primarily due to increases in tenant reimbursements, contractual rent adjustments, positive rent spreads on renewals and increases in occupancy. These increases were offset by Wheeler Interests ceasing to pay rent to Riversedge North due to the internalization of the Operating Companies. Riversedge North contributed $336,000 to property revenues for the year ended December 31, 2014. Excluding the impact of Riversedge North on the 2014 property revenues, same store property revenues increased approximately $894,000 for the year ended December 31, 2015 as compared to the prior period.

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

Property Net Operating Income

Total property net operating income was $18.31 million for the year ended December 31, 2015, compared to $10.27 million for the year ended December 31, 2014. The 2015 results represent an increase of $8.04 million over 2014 primarily due to the increases in property revenues discussed above. New stores accounted for the majority of these increases by generating $9.57 million in property net operating income for the year ended December 31, 2015, compared to $1.66 million for the year ended December 31, 2014. The increase in new store property net operating income primarily resulted from the timing of 2014 and 2015 acquisitions. The 2014 acquisitions occurred subsequent to June 30, 2014, while the twenty 2015 acquisitions occurred on or prior to September 30, 2015.

Other Operating Expenses

Same store other operating expenses for the year ended December 31, 2015 were $16.90 million, representing an increase of $5.72 million over the year ended December 31, 2014. The increase in same store operating expenses resulted from an increase of $6.08 million in general and administrative expenses, primarily relating to additional expenses associated with internalizing the Operating Companies in the fourth quarter of 2014, acquisition costs and capital related costs detailed below. This was offset by a decrease of $0.48 million in depreciation and amortization expense. The decrease in same store depreciation and amortization expense resulted from more assets becoming fully depreciated and amortized.

Total general and administrative expenses for the year ended December 31, 2015 increased by $3.97 million as compared to the 2014 period. Total general and administrative expenses of $13.42 million for the year ended December 31, 2015 included approximately $7.37 million of non-recurring expenses related to acquisitions, capital events, legal expenses, commissions, marketing, professional fees, employee recruitment and other miscellaneous items which are detailed below.

2015
Acquisition costs	$3,871,037
Capital related costs	2,655,474
Perimeter legal accrual	133,282
Commission expenses	51,159
Marketing/promotional	177,630
Professional fees	230,434
Employee recruitment	66,500
Other	180,906
$7,366,422

Acquisition expenses were primarily related to financial statement audits, appraisals and legal matters for the acquisitions completed in the year ended December 31, 2015 and sourcing and due diligence of potential acquisitions currently in our pipeline. Capital related costs resulted from the March 2015 Series C Preferred Stock offering and subsequent conversion, and the Series A Preferred Stock and Series B Preferred Stock Exchange Offer completed in July 2015. General and administrative expenses for the year ended December 31, 2015 reflect the internalization of the Operating Companies, including approximately $3.38 million of compensation and benefits expenses in 2015 compared to $1.33 million that were incurred for only two months in 2014 and other operating costs resulting from internalizing the Operating Companies.

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

Discontinued Operations

Net income from discontinued operations totaled $2.60 million for the year ended December 31, 2015, compared to $0.31 million for the year ended December 31, 2014. The increase in net income is primarily a result of the 2015 sales of Jenks Reasors, Harps at Harbor Point and Bixby Commons which resulted in gains on sale totaling $2.10 million. Additionally, the increase in net income is a result of classifying the same store discontinued operation assets as assets held for sale in August 2015, which required us to no longer recognize depreciation and amortization for the remainder of 2015 compared to a full year of depreciation and amortization in 2014, resulting in a decrease of $0.25 million. The increase was also driven by a reduction in interest expense of $0.19 million due to the sales of Harps, Bixby Commons and Jenks Reasors in October 2015, compared to a full year of interest expense in 2014 and $0.13 million of rent from the Ruby Tuesday and Outback Steakhouse ground leases at Pierpont Centre. These amounts were offset by a decrease of $0.39 million in rent due to the sales of the three aforementioned properties in October 2015.

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
Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2015	2014	2015	2014	2015	2014	$	%
Net loss	$(10,424,793)	$(7,354,027)	$(8,348,609)	$(4,391,788)	$(18,773,402)	$(11,745,815)	$(7,027,587)	(59.83)%
Depreciation and amortization of real estate assets from continuing operations	5,428,204	5,903,392	11,454,258	1,484,337	16,882,462	7,387,729	9,494,733	128.52%
Depreciation and amortization of real estate assets from discontinued operations	510,818	832,761	69,073	—	579,891	832,761	(252,870)	(30.37)%
Depreciation of real estate assets	5,939,022	6,736,153	11,523,331	1,484,337	17,462,353	8,220,490	9,241,863	112.42%
Gain on sale of discontinued operations	(2,104,114)	—	—	—	(2,104,114)	—	(2,104,114)	—%
Total FFO	$(6,589,885)	$(617,874)	$3,174,722	$(2,907,451)	$(3,415,163)	$(3,525,325)	$110,162	3.12%

During the year ended December 31, 2015, same store FFO decreased $5.97 million as compared to the year ended December 31, 2014 primarily due to an increase of $6.08 million in same store corporate general and administrative expenses for the year ended December 31, 2015. Total FFO increased by $0.11 million primarily due to a new store property net operating income increase of $7.90 million and a new store corporate general and administrative expense decrease of $2.11 million. This is offset by an increase in new store interest expense of $3.25 million, the impact of new store Non-REIT management and leasing services and the above same store explanation. The change in interest expense and corporate general and administrative expenses is discussed in the “Other Operating Expenses” section above.

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
Total AFFO for the years ended December 31, 2015 and 2014 is shown in the table below:

	Years Ended December 31,
	2015	2014
Total FFO	$(3,415,163)	$(3,525,325)
Preferred Stock dividends	(13,627,532)	(2,718,257)
Preferred Stock accretion adjustments	8,925,221	379,584
Total FFO available to common shareholders and common unitholders	(8,117,474)	(5,863,998)
Acquisition costs	3,871,037	3,787,900
Capital related costs	2,655,474	—
Other non-recurring and non-cash expenses	770,757	—
Share-based compensation	547,000	456,988
Straight-line rent	(270,873)	(247,220)
Loan cost amortization	1,300,901	787,228
Above/below market lease amortization	616,665	85,808
Perimeter legal accrual	133,282	—
Tenant improvement reserves	(302,600)	(194,400)
Recurring capital expenditures	(355,900)	(239,200)
AFFO	$848,269	$(1,426,894)
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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2014 and 2013, respectively.

	For the Years Ended December 31,		Year over Year Changes
	2014	2013	$/#	%
PROPERTY DATA:
Number of properties owned and operated (1)	30	22	8	36.36%
Aggregate gross leasable area (1)	1,904,146	1,284,022	620,124	48.30%
Ending occupancy rate (1)	95.6%	94.0%	—%	1.70%
FINANCIAL DATA:
Rental revenues	$11,348,955	$6,078,172	$5,270,783	86.72%
Asset management fees	296,290	—	296,290	—%
Commissions	158,876	—	158,876	—%
Tenant reimbursements and other revenues	3,046,657	1,532,851	1,513,806	98.76%
Total Revenue	14,850,778	7,611,023	7,239,755	95.12%
EXPENSES:
Property operations	4,123,439	1,658,405	2,465,034	148.64%
Depreciation and amortization	7,387,729	3,002,201	4,385,528	146.08%
Provision for credit losses	60,841	106,828	(45,987)	(43.05)%
Corporate general & administrative	9,447,010	4,594,539	4,852,471	105.61%
Total Other Operating Expenses	21,019,019	9,361,973	11,657,046	124.51%
Operating Loss	(6,168,241)	(1,750,950)	(4,417,291)	(252.28)%
Interest income	23,315	338	22,977	6,797.93%
Interest expense	(5,908,548)	(2,107,303)	(3,801,245)	(180.38)%
Net Loss from Continuing Operations	(12,053,474)	(3,857,915)	(8,195,559)	(212.43)%
Discontinued Operations
Net Income (Loss) from Discontinued Operations	307,659	(517,311)	824,970	159.47%
Net Loss	(11,745,815)	(4,375,226)	(7,370,589)	(168.46)%
Net loss attributable to noncontrolling interests	(1,195,560)	(714,972)	(480,588)	(67.22)%
Net Loss Attributable to Wheeler REIT	$(10,550,255)	$(3,660,254)	$(6,890,001)	(188.24)%
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

New store discontinued operations financial information reflects the activities of the following properties:

•	Bixby Commons (acquired June 11, 2013)

•	Jenks Reasors (acquired September 25, 2013)

•	Starbucks/Verizon (acquired October 21, 2013)

The following table provides same store and new store financial information:

	Years Ended December 31,
	Same Store		New Store		Total
	2014	2013	2014	2013	2014	2013
Property revenues	$6,006,928	$6,175,153	$8,388,684	$1,435,870	$14,395,612	$7,611,023
Property expenses	1,343,057	1,264,790	2,780,382	393,615	4,123,439	1,658,405
Property Net Operating Income	4,663,871	4,910,363	5,608,302	1,042,255	10,272,173	5,952,618
Asset Management and Commission Revenues	—	—	455,166	—	455,166	—
Other Income	—	—	455,166	—	455,166	—
Depreciation and amortization	1,849,776	2,498,477	5,537,953	503,724	7,387,729	3,002,201
Provision for credit losses	(25,332)	106,828	86,173	—	60,841	106,828
Corporate general & administrative	5,049,414	3,122,880	4,397,596	1,471,659	9,447,010	4,594,539
Total Other Operating Expenses	6,873,858	5,728,185	10,021,722	1,975,383	16,895,580	7,703,568
Interest income	23,287	223	28	115	23,315	338
Interest expense	(3,027,354)	(1,733,680)	(2,881,194)	(373,623)	(5,908,548)	(2,107,303)
Net Loss from Continuing Operations	(5,214,054)	(2,551,279)	(6,839,420)	(1,306,636)	(12,053,474)	(3,857,915)
Net Income (Loss) from Discontinued Operations	32,884	24,688	274,775	(541,999)	307,659	(517,311)
Net Loss	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)

Property Revenues

Total same store property revenues for the year ended December 31, 2014 were $6.01 million, compared to $6.18 million for the year ended December 31, 2013, representing a decrease of $0.17 million, or 2.72%. The decrease in same store revenues primarily resulted from Riversedge not paying rent and tenant reimbursements during November and December 2014 due to the internalization of the Operating Companies, and a reduction in amortization of below market leases. Seven of the centers representing same stores are 100% leased and two are in excess of 95% leased, resulting in nominal fluctuations in revenues at these centers.

The year ended December 31, 2014 represents a partial year of operations for the thirteen acquisitions made in 2014. The 2014 and 2013 acquisitions contributed $8.39 million in revenues for the year ended December 31, 2014. Going forward we believe these properties will generate a significant amount of revenue for our company and we will benefit from future contractual rent increases.

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

Funds from Operations

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2014	2013	2014	2013	2014	2013	$	%
Net loss	$(5,181,170)	$(2,526,591)	$(6,564,645)	$(1,848,635)	$(11,745,815)	$(4,375,226)	$(7,370,589)	(168.46)%
Depreciation and amortization of real estate assets from continuing operations	1,849,776	2,498,477	5,537,953	503,724	7,387,729	3,002,201	4,385,528	146.08%
Depreciation and amortization of real estate assets from discontinued operations	123,236	185,104	709,525	279,652	832,761	464,756	368,005	79.18%
Depreciation of real estate assets	1,973,012	2,683,581	6,247,478	783,376	8,220,490	3,466,957	4,753,533	137.11%
Total FFO	$(3,208,158)	$156,990	$(317,167)	$(1,065,259)	$(3,525,325)	$(908,269)	$(2,617,056)	(288.14)%

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At December 31, 2016, approximately $212.89 million, or 67.57%, of our debt had fixed interest rates and approximately $102.16 million, or 32.43%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $1.02 million per year. At December 31, 2016, LIBOR was approximately 77 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $0.79 million per year.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 75 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2016 (the end of the period covered by this Annual Report).

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2016 were effective.

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

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2017.

Item 11.    Executive Compensation.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2017.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2017.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2017.

Item 14.    Principal Accounting Fees and Services
This information is incorporated by reference from the Company’s Proxy Statement with respect to the 2017 Annual Meeting of Stockholders to be filed with the SEC no later than April 30, 2017.

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
Wilkes J. Graham
Chief Financial Officer
Date: February 28, 2017

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Jon S. Wheeler and Wilkes J. Graham as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ JON S. WHEELER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2017
Jon. S. Wheeler
/S/ WILKES J. GRAHAM	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2017
Wilkes J. Graham
/S/ STEWART J. BROWN	Director	February 28, 2017
Stewart J. Brown
/S/ DAVID KELLY	Director	February 28, 2017
David Kelly
/S/ WILLIAM W. KING	Director	February 28, 2017
William W. King
/S/ KURT R. HARRINGTON	Director	February 28, 2017
Kurt R. Harrington
/S/ JOHN MCAULIFFE	Director	February 28, 2017
John McAuliffe
/S/ CARL B. MCGOWAN, JR.	Director	February 28, 2017
Carl B. McGowan, Jr.
/S/ JOHN SWEET	Director	February 28, 2017
John Sweet
/S/ JEFFREY ZWERDLING	Director	February 28, 2017
Jeffrey Zwerdling

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia
We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedules as listed in the accompanying index. The Company’s management is responsible for these consolidated financial statements and the consolidated financial statement schedules. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Cherry Bekaert LLP
Virginia Beach, Virginia
February 28, 2017

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS:
Investment properties, net	$388,880,290	$238,764,631
Cash and cash equivalents	4,863,372	10,477,576
Restricted cash	9,652,178	7,592,984
Rents and other tenant receivables, net	3,983,949	2,970,380
Related party receivables	1,456,131	482,320
Notes receivable	12,000,000	—
Goodwill	5,485,823	5,485,823
Assets held for sale	365,880	1,692,473
Above market lease intangible, net	12,962,169	6,517,529
Deferred costs and other assets, net	49,396,543	35,259,526
Total Assets	$489,046,335	$309,243,242
LIABILITIES:
Loans payable, net	$305,972,679	$184,629,082
Liabilities associated with assets held for sale	1,350,000	1,992,318
Below market lease intangible, net	12,680,405	7,721,335
Accounts payable, accrued expenses and other liabilities	11,320,614	7,533,769
Total Liabilities	331,323,698	201,876,504
Commitments and contingencies	—	—
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 and 0 shares authorized, 2,237,000 and 0 shares issued and outstanding, respectively; $55.93 million aggregate liquidation preference)	52,530,051	—

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	452,971	452,971
Series B Convertible Preferred Stock (no par value, 5,000,000 and 3,000,000 shares authorized, 1,871,244 and 729,119 shares issued and outstanding, respectively; $46.78 million and $18.23 million aggregate liquidation preference, respectively)	40,732,621	17,085,147
Common Stock ($0.01 par value, 150,000,000 and 150,000,000 shares authorized, 68,030,549 and 66,259,673 shares issued and outstanding, respectively)	680,305	662,596
Additional paid-in capital	223,344,937	220,370,984
Accumulated deficit	(170,377,414)	(140,306,846)
Total Shareholders’ Equity	94,833,420	98,264,852
Noncontrolling interests	10,359,166	9,101,886
Total Equity	105,192,586	107,366,738
Total Liabilities and Equity	$489,046,335	$309,243,242
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations

	Years Ended December 31,
	2016	2015	2014
REVENUE:
Rental revenues	$33,164,924	$20,553,870	$11,348,955
Asset management fees	854,857	588,990	296,290
Commissions	963,936	361,984	158,876
Tenant reimbursements and other revenues	9,176,691	6,110,614	3,046,657
Total Revenue	44,160,408	27,615,458	14,850,778
OPERATING EXPENSES:
Property operations	11,898,190	8,351,456	4,123,439
Non-REIT management and leasing services	1,567,128	1,174,833	—
Depreciation and amortization	20,636,940	16,882,462	7,387,729
Provision for credit losses	424,925	243,029	60,841
Corporate general & administrative	9,924,361	13,415,961	9,447,010
Total Operating Expenses	44,451,544	40,067,741	21,019,019
Operating Loss	(291,136)	(12,452,283)	(6,168,241)
Interest income	691,937	118,747	23,315
Interest expense	(13,356,111)	(9,043,761)	(5,908,548)
Net Loss from Continuing Operations Before Income Taxes	(12,955,310)	(21,377,297)	(12,053,474)
Income tax expense	(107,464)	—	—
Net Loss from Continuing Operations	(13,062,774)	(21,377,297)	(12,053,474)
Discontinued Operations
Income from discontinued operations	136,459	499,781	307,659
Gain on disposal of properties	688,289	2,104,114	—
Net Income from Discontinued Operations	824,748	2,603,895	307,659
Net Loss	(12,238,026)	(18,773,402)	(11,745,815)
Less: Net loss attributable to noncontrolling interests	(1,035,456)	(1,252,723)	(1,195,560)
Net Loss Attributable to Wheeler REIT	(11,202,570)	(17,520,679)	(10,550,255)
Preferred Stock dividends	(4,713,169)	(13,627,532)	(2,718,257)
Deemed dividend related to beneficial conversion feature of Preferred Stock	—	(72,644,506)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(15,915,739)	$(103,792,717)	$(13,268,512)

Loss per share from continuing operations (basic and diluted)	$(0.25)	$(2.73)	$(1.83)
Income per share from discontinued operations	0.01	0.06	0.03
	$(0.24)	$(2.67)	$(1.80)
Weighted-average number of shares:
Basic and Diluted	67,362,991	38,940,463	7,352,433

Dividends declared per common share	$0.21	$0.23	$0.42

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2013	1,809	$1,458,050	—	$—	—	$—	7,121,000	$71,210	$28,169,693	$(11,298,253)	$18,400,700	2,072,352	$7,206,109	$25,606,809
Proceeds from issuance of Series B Preferred Stock, net of expenses	—	—	1,649,000	37,242,941	—		—	—	—	—	37,242,941	—	—	37,242,941
Accretion of Series B Preferred Stock discount	—	—	—	379,584	—		—	—	—	—	379,584	—	—	379,584
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2,271)	—		500	5	2,266	—	—	—	—	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	—		285,645	2,856	1,325,287	—	1,328,143	(285,645)	(1,328,143)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—		105,834	1,058	455,930	—	456,988	—	—	456,988
Noncontrolling interest investments	—	—	—	—	—		—	—	—	—	—	1,780,916	7,990,234	7,990,234
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—		—	—	1,123,884	—	1,123,884	—	(1,123,884)	—
Dividends and distributions	—	—	—	—	—		—	—	—	(5,811,726)	(5,811,726)	—	(995,588)	(6,807,314)
Net loss	—	—	—	—	—		—	—	—	(10,550,255)	(10,550,255)	—	(1,195,560)	(11,745,815)
Balance, December 31, 2014	1,809	1,458,050	1,648,900	37,620,254	—	—	7,512,979	75,129	31,077,060	(27,660,234)	42,570,259	3,567,623	10,553,168	53,123,427
Accretion of Series B Preferred Stock discount	—	—	—	2,341,114	—	—	—	—	—	—	2,341,114	—	—	2,341,114
Conversion of Series B Preferred Stock to Common Stock	—	—	(54,300)	(1,239,196)	—	—	271,500	2,715	1,236,481	—	—	—	—	—
Reclass of Series C Preferred Stock to equity	—	—	—	—	93,000	86,415,894	—	—	—	—	86,415,894	—	—	86,415,894
Accretion of Series C Preferred Stock	—	—	—	—	—	6,584,106	—	—	—	—	6,584,106	—	—	6,584,106
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	(93,000)	(93,000,000)	46,500,000	465,000	92,535,000	—	—	—	—	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	—	—	213,040	2,130	480,399	—	482,529	(213,040)	(482,529)	—

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Conversion of Preferred Stock to Common Stock through tender offer	(1,247)	(1,005,079)	(865,481)	(21,637,025)		—	11,442,002	114,420	22,527,659	—	(25)	—	—	(25)
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—	—	320,152	3,202	693,798	—	697,000			697,000
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	700,709	1,574,551	1,574,551
Discount on UPREIT shares	—	—	—	—	—	—	—	—	—	—	—	—	(1,181,250)	(1,181,250)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(823,919)	—	(823,919)	—	823,919	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(22,481,427)	(22,481,427)	—	(933,250)	(23,414,677)
Deemed distribution	—	—	—	—	—	—	—	—	72,644,506	(72,644,506)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(17,520,679)	(17,520,679)	—	(1,252,723)	(18,773,402)
Balance, December 31, 2015	562	452,971	729,119	17,085,147	—	—	66,259,673	662,596	220,370,984	(140,306,846)	98,264,852	4,055,292	9,101,886	107,366,738
Proceeds from issuance of Series B Preferred Stock	—	—	1,142,225	23,384,902	—	—	—	—	—	—	23,384,902	—	—	23,384,902
Accretion of Series B Preferred Stock discount	—	—	—	265,072	—	—	—	—	—	—	265,072	—	—	265,072
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2,500)	—	—	500	5	2,495	—	—	—	—	—
Conversion of senior convertible notes to Common Stock	—	—	—	—	—	—	1,397,010	13,970	1,590,180	—	1,604,150	—	—	1,604,150
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—	—	373,366	3,734	574,516	—	578,250			578,250
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	2,040,342	4,272,765	4,272,765
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	806,762	—	806,762	—	(806,762)	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(18,867,998)	(18,867,998)	—	(1,173,267)	(20,041,265)
Net loss	—	—	—	—	—	—	—	—	—	(11,202,570)	(11,202,570)	—	(1,035,456)	(12,238,026)
Balance, December 31, 2016	562	$452,971	1,871,244	$40,732,621	—	$—	68,030,549	$680,305	$223,344,937	$(170,377,414)	$94,833,420	6,095,634	$10,359,166	$105,192,586
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,238,026)	$(18,773,402)	$(11,745,815)
Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation	7,883,393	5,370,116	2,696,064
Amortization	12,753,547	11,512,346	4,691,665
Loan cost amortization	2,125,582	1,190,574	611,927
Above (below) market lease amortization, net	29,371	620,324	91,752
Share-based compensation	1,454,410	697,000	456,988
Gain on disposal of properties	(688,289)	(2,104,114)	—
Provision for credit losses	424,925	243,029	60,841
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(1,065,240)	(1,449,996)	369,380
Unbilled rent	(383,817)	(258,037)	(234,066)
Related party receivables	(973,811)	(9,547)	(681,699)
Cash restricted for operating property reserves	(657,904)	(1,293,825)	(674,021)
Deferred costs and other assets, net	(695,486)	(1,828,519)	1,446,276
Accounts payable, accrued expenses and other liabilities	2,475,526	78,967	(384,109)
Net operating cash flows provided by discontinued operations	(1,250)	678,971	818,870
Net cash from (used in) operating activities	10,442,931	(5,326,113)	(2,475,947)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(49,158,867)	(62,027,081)	(17,640,587)
Capital expenditures	(1,958,159)	(531,258)	(521,405)
Issuance of notes receivable	(9,404,159)	—	—
Increase in capital property reserves	(1,401,290)	(1,926,753)	(1,433,055)
Cash received from disposal of properties	1,385,177	8,711,699	—
Net investing cash flows from discontinued operations	—	914,388	—
Net cash used in investing activities	(60,537,298)	(54,859,005)	(19,595,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(5,173,977)	(2,768,152)	(1,261,258)
Dividends and distributions paid	(17,692,166)	(14,192,289)	(5,432,518)
Proceeds from sales of Preferred Stock, net of expenses	75,763,427	83,415,894	37,242,941
Conversion of Preferred Stock	—	(25)	—
Loan proceeds	21,600,000	11,493,750	8,384,436
Loan principal payments	(30,005,758)	(17,033,559)	(8,036,354)
Net financing cash flows (used in) from discontinued operations	(11,363)	(92,766)	(53,230)
Net cash from financing activities	44,480,163	60,822,853	30,844,017
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,614,204)	637,735	8,773,023
CASH AND CASH EQUIVALENTS, beginning of year	10,477,576	9,839,841	1,066,818
CASH AND CASH EQUIVALENTS, end of year	$4,863,372	$10,477,576	$9,839,841
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for interest	$11,014,514	$8,310,322	$5,711,110
Non-cash Transactions:
Debt incurred for acquisitions	$134,397,750	$77,002,464	$46,678,328
Noncontrolling interests resulting from the issuance of common units	$4,272,765	$1,574,551	$7,990,234
Conversion of senior convertible debt into Series C Preferred Stock	$—	$3,000,000	$—
Conversion of senior convertible debt into Common Stock	$1,600,000	$—	$—
Accretion of Preferred Stock discounts	$416,598	$8,925,220	$379,584
Deemed dividend for beneficial conversion feature	$—	$72,644,506	$—
Note receivable in consideration of land	$1,000,000	$—	$—

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2016, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office, eight undeveloped properties and one redevelopment project. Sixteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, three are located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 4,907,000 square feet and an occupancy level of approximately 93.99% at December 31, 2016. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012 (See Note 3 “Investment Properties”). The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Investment Properties

The Company records investment properties and related intangibles at fair value upon acquisition. Investment properties include both acquired and constructed assets. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extends the useful life, increases capacity or improves the efficiency of the asset. All other repair and maintenance costs are expensed as incurred. The Company capitalizes interest on projects during periods of construction until the projects reach the completion point that corresponds with their intended purpose.

The Company allocates the purchase price of acquisitions to the various components of the asset based upon the fair value of each component which may be derived from various observable or unobservable inputs and assumptions. Also, the Company may utilize third party valuation specialists. These components typically include buildings, land and any intangible assets related to out-of-market leases, tenant relationships and in-place leases the Company determines to exist. The Company determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Factors considered by management in the analysis of determining the as-if-vacant property value include an estimate of carrying costs during the expected lease-up periods considering market conditions, and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and estimates of lost rentals at market rates during the expected lease-up periods, tenant demand and other economic conditions. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Intangibles related to out-of-market leases, tenant relationships and in-place lease value are recorded at fair value as acquired lease intangibles and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. Premiums or discounts on acquired out-of-market debt are amortized to interest expense over the remaining term of such debt.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the years ended December 31, 2016, 2015 and 2014.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2016, 2015 and 2014.

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements and tenant security deposits. The Company presents changes in cash restricted for real estate taxes, insurance and tenant security deposits as operating activities in the consolidated statement of cash flows. The Company presents changes in cash restricted for capital improvements as investing activities in the consolidated statement of cash flows.

The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250 thousand. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2016 and 2015, the Company’s allowance for uncollectible accounts totaled $691 thousand and $411 thousand, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded provisions for credit losses in the amount of $425 thousand, $243 thousand and $61 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2016, 2015 and 2014, the Company did not realize any recoveries related to tenant receivables previously charged off.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs and tenant relationship intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows:

	December 31,
	2016	2015
Lease origination costs, net	$1,095,849	$1,376,652
Leases in place, net	35,654,536	19,091,917
Deposits on acquisitions	1,086,250	2,012,996
Legal and marketing costs, net	99,071	129,325
Tenant relationships, net	10,944,148	12,060,172
Other	516,689	588,464
Total Deferred Costs and Other Assets, net	$49,396,543	$35,259,526

Amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships represent a component of depreciation and amortization expense. As of December 31, 2016 and December 31, 2015, the Company’s intangible accumulated amortization totaled $28.55 million and $16.60 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company’s intangible amortization expense totaled $12.75 million, $11.51 million, and $4.69 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

For the Years Ended December 31,	Lease Origination Costs, net	Leases In Place, net	Legal & Marketing Costs, net	Tenant Relationships, net	Total
2017	$304,839	$9,621,844	$22,773	$3,896,311	$13,845,767
2018	215,947	7,239,794	17,061	2,650,590	10,123,392
2019	148,957	5,272,065	13,521	1,674,310	7,108,853
2020	106,257	3,786,120	11,263	961,777	4,865,417
2021	90,489	2,467,379	8,702	545,527	3,112,097
Thereafter	229,360	7,267,334	25,751	1,215,633	8,738,078
	$1,095,849	$35,654,536	$99,071	$10,944,148	$47,793,604

Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2016 and 2015, there were $1.2 million and $880 thousand in an unbilled rent asset which is included in rents and other tenant receivables, net. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2016, 2015 and 2014, the Company recognized percentage rents of $289 thousand, $163 thousand and $90 thousand, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Consolidated Statements of Operations caption "Tenant reimbursements and other revenues." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2016, 2015 and 2014.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $107 thousand for 2016 federal and state income tax expenses. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions.

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

Compensation and benefits paid to employees of the Company represent the largest component of costs incurred to acquire, manage, lease and administer the properties. The Company believes that every employee position exists to either directly or indirectly to perform these functions. Therefore, the Company allocates compensation and benefits to the various functions of the Company based on an estimate of how each employee spends their time. The Company allocates actual costs attributed to property management costs to the TRS on a pro rata basis based on total property revenues generated by the Non-REIT Properties. The Company allocates actual leasing costs to the TRS on a pro rata basis based on total leasing commissions generated by the Non-REIT Properties. Currently, the TRS does not acquire properties for third parties so the Company does not allocate acquisition related costs to the TRS. Additionally, the Company allocates certain other corporate general and administrative expenses associated with generating the TRS' revenues.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $228 thousand, $218 thousand and $177 thousand for the years ended December 31, 2016, 2015 and 2014, respectively.

Assets Held For Sale

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Corporate General and Administrative Expense

A detail for the "Corporate general & administrative" line item from the consolidated statements of operations is presented below:

	December 31,
	2016	2015	2014
Acquisition and development costs	$2,017,930	$3,871,037	$3,787,907
Professional fees	1,683,234	1,596,870	2,247,052
Compensation and benefits	3,726,996	3,376,402	1,326,434
Corporate administration	1,110,810	1,186,948	1,218,033
Capital related costs	513,562	2,655,474	—
Travel	481,211	445,732	540,991
Advertising	228,016	218,180	176,950
Taxes and licenses	162,602	65,318	149,643
Total	$9,924,361	$13,415,961	$9,447,010

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

The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. In December 2016, the FASB issued 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies or corrects unintended application of the standard. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. These new standards will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption.

The Company is currently evaluating the impact of this standard.  The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and initial analysis indicates the adoption of this standard will not have a material impact on our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)." This ASU defines management's responsibility to evaluate whether there is substantial doubt about an organization's ability to continue as a going concern and provides guidance on required financial statement footnote disclosures. This ASU is effective for annual periods ending after December 15, 2016. The Company adopted this ASU as of December 31, 2016. We added additional disclosures in Note 7 as a result of the adoption of this ASU.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." This new guidance requires the presentation of unamortized debt issuance costs to be shown in the liabilities section of the consolidated balance sheets as a reduction of the principal amount of the associated debt, rather than as an asset. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a retrospective approach by restating prior period comparative consolidated balance sheets. The Company adopted the ASU effective January 1, 2016 and applied it on a retrospective basis for all debt issuance costs, including those pertaining to the Company’s revolving credit facility. As a result, unamortized debt issuance costs of $4.71 million as of December 31, 2015, have been reclassified from other assets and presented as a deduction of indebtedness in the consolidated balance sheet.

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

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. See Note 10 for the Company’s current lease commitments. The Company is currently evaluating the impact of ASU 2016-02 on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force).” The ASU addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company will adopt this ASU in 2018 and does not expect the adoption to materially impact its consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company will adopt this ASU in 2018 and does not expect the adoption to materially impact its consolidated statements of cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied prospectively.  The Company is currently evaluating the impact of ASU-2017-01 on its financial statements.

In February 2015, the FASB issued ASU 2015-02 related to ASC Topic 810, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This new guidance changes the identification of variable interests, the variable interest entity (“VIE”) characteristics for a limited partnership or similar entity, and primary beneficiary determination.    The guidance also eliminates the presumption that a general partner controls a limited partnership.  The ASU is effective for annual periods beginning after December 15, 2015.  The Company has adopted this ASU with no material impact on the Company’s consolidated financial statements expected.  In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) Interests Held through Related Parties That are under Common Control,” which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE.  The ASU is effective for annual periods beginning after December 15, 2016.  The Company will adopt this ASU in 2017 and does not expect the adoption of this ASU to materially impact its financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350):  Simplifying the test for Goodwill Impairment.” The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted on testing dates after January 1, 2017. The new standard is to be applied prospectively. The Company does not expect the adoption to materially impact its financial position or results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income. During the first quarter of 2016, the Company identified that in previous filings the change in cash restricted for property reserves and payments for deferred financing costs had been reported as cash flows from operating activities and should have been presented as investing and financing activities, respectively. In the third quarter of 2016, the Company reclassed payments to related parties from financing to operating activities. The Company corrected the previously presented cash flows for these items in the current presentation and in doing so, the consolidated statements of cash flows for the year ended December 31, 2015 has been adjusted to increase net cash flows from operating activities by $3.98 million with corresponding decreases in net cash flows from investing and financing activities of $1.93 million and $2.75 million, respectively. For the year ended December 31, 2014, the consolidated statements of cash flows has been adjusted to increase net cash flows from operating activities by $1.97 million with corresponding decreases in net cash flows from investing and financing activities of $1.43 million and $0.57 million, respectively. The Company has evaluated the effect of the incorrect presentation in prior periods, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties

Investment properties consist of the following:

	December 31,
	2016	2015
Land and land improvements	$90,530,841	$50,777,143
Land held for development	11,419,859	12,353,963
Buildings and improvements	307,411,330	188,338,469
Investment properties at cost	409,362,030	251,469,575
Less accumulated depreciation and amortization	(20,481,740)	(12,704,944)
Investment properties, net	$388,880,290	$238,764,631
The Company’s depreciation expense on investment properties was $7.88 million, $5.37 million and $2.70 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

DF I-Courtland

On August 15, 2014, the Company completed its acquisition of DF I-Courtland, LLC ("DF I-Courtland") from a related party, consisting of a 1.01 acre parcel of undeveloped real estate located in Courtland, Virginia, for a contract price of $0.89 million. The Company believes that this parcel can accommodate a 8,400 square foot facility. There are currently no development plans for DF I-Courtland, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

DF I-Moyock

On August 15, 2014, the Company completed its acquisition of DF I-Moyock, LLC ("DF I-Moyock") from a related party, consisting of a 1.28 acre parcel of undeveloped real estate located in Moyock, North Carolina, for a contract price of $0.91 million. The Company believes that this parcel can accommodate a 9,000 square foot facility. There are currently no development plans for DF I-Moyock, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

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

Graystone Crossing

On September 26, 2014, the Company completed the acquisition of Graystone Crossing, a 21,997 square foot shopping center located in Tega Cay, South Carolina ("Graystone Crossing") for a contract price of $5.40 million, paid through a combination of cash and debt. Graystone Crossing was 100% leased as of the acquisition date and is anchored by T-Mobile, Tropical Smoothie Cafe, and Edible Arrangements.

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

Harbor Point

On November 21, 2014, the Company completed its acquisition of Harbor Point Associates, LLC ("Harbor Point") from a related party, consisting of a 7.2 acre parcel of undeveloped real estate located in Grove, Oklahoma, for a contract price of $2.40 million. The Company believes that this parcel can accommodate a 45,700 square foot facility. There are currently no development plans for Harbor Point, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

DF I-Berkley

On December 1, 2014, the Company completed its acquisition of DF I-Berkley, LLC ("DF I-Berkley") from a related party, a parcel of approximate 1.0 acre of undeveloped real estate located in Norfolk, Virginia, for a contract price of $250 thousand. The Company believes that this parcel can accommodate a 6,500 square foot facility. There are currently no development plans for DF I-Berkley, but management believes that it could support a retail facility that would be complementary to the Company's existing portfolio.

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

2014 Total Acquisitions
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

For the year ended December 1, 2014, the Company incurred approximately $3.79 million in acquisition expenses. These costs are included on the consolidated statements of operations under the caption “Corporate general & administrative.”
2015 Acquisitions
Laskin Road Land

On January 9, 2015, the Company completed its acquisition of 1.5 acres of undeveloped land located on Laskin Road in Virginia Beach, Virginia ("Laskin Road") for a contract price of $1.64 million. The Company acquired Laskin Road for future development opportunities. The Company paid cash of $150 thousand with the balance of the contract price to be paid in common units on the earlier of the one year anniversary of the acquisition or the completion of any development activities. The number of units issued was to be determined using the 10-day moving average of the Company's Common Stock price immediately prior to issuance. On January 19, 2016, 807,727 common units were issued by the Operating Partnership to satisfy this liability.

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

Brook Run Properties

On March 27, 2015, the Company completed its acquisition of Brook Run Properties, LLC ("Brook Run Properties") from a related party, consisting of a 2.0 acre parcel of undeveloped real estate located adjacent to the Brook Run Shopping Center in Richmond, Virginia, for a contract price of $300 thousand in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

Alex City Marketplace

On April 1, 2015, the Company completed its acquisition of Alex City Marketplace, a 147,791 square foot shopping center located in Alexander City, Alabama ("Alex City Marketplace") for a contract price of $10.25 million, paid through a

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

combination of cash and debt. Alex City Marketplace was 86% leased as of the the acquisition date and its major tenants include Winn Dixie and Goody's.

Butler Square

On April 15, 2015, the Company completed its acquisition of Butler Square, a 82,400 square foot shopping center located in Mauldin, South Carolina ("Butler Square") for a contract price of $9.40 million, paid through a combination of cash and debt. Butler Square was 100% leased as of the acquisition date and its major tenants include Bi-Lo and Dollar Tree.

Brook Run Shopping Center

On June 2, 2015, the Company completed its acquisition of Brook Run Shopping Center, a 147,738 square foot shopping center located in Richmond, Virginia ("Brook Run") for a contract price of $18.50 million. Brook Run was 92% leased as of the acquisition date and its major tenants include Martin's Food Store and CVS. The Company acquired Brook Run from a related party through a combination of cash, the issuance of 574,743 common units in the Operating Partnership and debt.

Beaver Ruin Village

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village, a 74,048 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village") for a contract price of $12.35 million, paid through a combination of cash and debt. Beaver Ruin Village was 91% leased as of the acquisition date and its major tenants include Chase Bank, Firehouse Subs and State Farm Insurance.

Beaver Ruin Village II

On July 1, 2015, the Company completed its acquisition of Beaver Ruin Village II, a 34,925 square foot shopping center located in Lilburn, Georgia ("Beaver Ruin Village II") for a contract price of $4.38 million, paid through a combination of cash and debt. Beaver Ruin Village II was 100% leased as of the acquisition date and its major tenants include AutoZone and Metro PCS.

Columbia Fire Station

On July 1, 2015, the Company completed its acquisition of Columbia Fire Station, consisting of two vacant buildings on a 1.0 acre land parcel located in Columbia, South Carolina ("Columbia Fire Station") for a contract price of $2.40 million, paid through a combination of cash and debt. The Company plans to redevelop this property for retail use.

Chesapeake Square

On July 10, 2015, the Company completed its acquisition of Chesapeake Square, a 99,848 square foot shopping center located in Onley, Virginia ("Chesapeake Square") for a contract price of $6.34 million. Chesapeake Square was 76% leased as of the acquisition date and is anchored by a Food Lion grocery store. The Company acquired Chesapeake Square from a related party through a combination of cash and the issuance of 125,966 common units in the Operating Partnership.

Sunshine Plaza

On July 21, 2015, the Company completed its acquisition of Sunshine Plaza, a 111,189 square foot shopping center located in Lehigh Acres, Florida ("Sunshine Plaza") for a contract price of $10.35 million. Sunshine Plaza was 96% leased as of the acquisition date and is anchored by a Winn-Dixie grocery store. The Company acquired Sunshine Plaza through a combination of cash and debt.

Carolina Place

On July 24, 2015, the Company completed its acquisition of Carolina Place from a related party, consisting of a 2.14 acre parcel of land adjacent to Chesapeake Square for a contract price of $250 thousand in cash. The Company acquired the property for potential development and to compliment the adjacent shopping center.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

Hilton Head Land

On August 14, 2015, the Company completed its acquisition of 10.39 acres located in Hilton Head, South Carolina ("Hilton Head Land") for a contract price of $1.00 million paid in cash. The Company acquired the property for potential development and to compliment an adjacent redevelopment project (See notes 4 and 11).

Barnett Portfolio

On August 21, 2015, the Company completed its acquisition of Cardinal Plaza, located in Henderson, North Carolina, Franklinton Square, located in Franklinton, North Carolina and Nashville Commons, located in Nashville, North Carolina (collectively known as the "Barnett Portfolio") for a contract price of $15.33 million. The Barnett Porfolio properties total 171,466 square feet, were 91% leased as of the acquisition date and all are anchored by Food Lion grocery stores. The Company acquired the Barnett Portfolio through a combination of cash and debt.

Grove Park

On September 9, 2015, the Company completed its acquisition of Grove Park Shopping Center, a 106,557 square foot shopping center located in Orangeburg, South Carolina ("Grove Park") for a contract price of $6.60 million. Grove Park was 90% leased as of the acquisition date and is anchored by a Bi-Lo grocery store. The Company acquired Grove Park through a combination of cash and debt.

Parkway Plaza

On September 15, 2015, the Company completed its acquisition of Parkway Plaza Shopping Center, a 52,365 square foot shopping center and 2.1 acres of adjacent undeveloped land located in Brunswick, Georgia ("Parkway Plaza") for a contract price of $6.08 million Parkway Plaza was 97% leased as of the acquisition date and is anchored by a Winn Dixie grocery store. The Company acquired Parkway Plaza through a combination of cash and debt.

Fort Howard Square

On September 30, 2015, the Company completed its acquisition of Fort Howard Square Shopping Center, a 113,652 square foot shopping center located in Rincon, Georgia ("Fort Howard Square") for a contract price of $11.50 million. Fort Howard Square was 95% leased as of the acquisition date and is anchored by nationally recognized tenants Goodwill and Dollar Tree. The Company acquired Fort Howard Square through a combination of cash and debt.

Conyers Crossing

On September 30, 2015, the Company completed its acquisition of Conyers Crossing Shopping Center, a 170,475 square foot shopping center located in Conyers, Georgia ("Conyers Crossing") for a contract price of $10.75 million. Conyers Crossing was 99% leased as of the acquisition date and is anchored by nationally recognized tenants Hobby Lobby and Burlington Coat Factory. The Company acquired Conyers Crossing through a combination of cash and debt.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

2015 Total Acquisitions
Fair value of assets acquired and liabilities assumed:
Investment property (a)	$114,211,725
Lease intangibles and other assets (b)	26,827,214
Above market leases (b)	4,166,440
Below market leases (b)	(4,021,671)

Fair value of net assets acquired	$141,183,708

Purchase consideration:
Consideration paid with cash and debt	$138,115,158
Consideration paid with common units	3,068,550

Total consideration (c)	$141,183,708

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the following approaches:
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

For the year ended December 31, 2015, the Company incurred approximately $3.87 million in acquisition expenses. These costs are included on the consolidated statements of operations under the caption “Corporate general & administrative.”

2016 Acquisitions
A-C Portfolio

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71.00 million, paid through a combination of cash, debt and the issuance of 888,889 common units in the Operating Partnership. Collectively, the A-C Portfolio properties total 605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-Lo, Harris Teeter or Piggly Wiggly grocery store.

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

Berkley Shopping Center

On November 10, 2016, we completed our acquisition of Berkley Shopping Center, a 47,945 square foot shopping center located in Norfolk, Virginia ("Berkley") from a related party for a contract price of $4.18 million. Berkley was 100% leased as of the acquisition date and is anchored by a Farm Fresh grocery store. We acquired Berkley from a related party through a combination of cash and the issuance of 221,476 common units in the Operating Partnership.

Sangaree Plaza and Tri-County Plaza

On November 10, 2016, we completed our acquisition of Sangaree Plaza and Tri-County Plaza, a 66,948 and 67,577 square foot shopping center, respectively located in Summerville, South Carolina and Royston, Georgia, respectively ("Sangaree/Tri-County") from a related party for a total contract price of $10.77 million. Sangaree/Tri-County was 95% leased as of the acquisition date and are anchored by Bi-Lo grocery store. We acquired Sangaree/Tri-County from a related party through a combination of cash and the issuance of 122,250 common units in the Operating Partnership.

Riverbridge Shopping Center

On November 15, 2016, the Company completed its acquisition of Riverbridge Shopping Center ("Riverbridge"), a 91,188 square foot shopping center located in Carollton, Georgia for a contract price of $7.00 million. Riverbridge was 99% leased as of the acquisition date and is anchored by Ingles. The Company acquired Riverbridge through a combination of cash and debt.

Laburnum Square

On December 7, 2016, the Company completed our acquisition of Laburnum Square, a 109,405 square foot shopping center located in Richmond, Virginia ("Laburnum") for a contract price of $10.50 million, paid through a combination of cash and debt. Laburnum was 97% leased as of the acquisition date and is anchored by Kroger.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

Franklin Village

On December 12, 2016, the Company completed our acquisition of Franklin Village, a 151,673 square foot shopping center located in Kittanning, Pennsylvania ("Franklin") for a contract price of $13.10 million, paid through a combination of cash and debt. Franklin was 98% leased as of the acquisition date and is anchored by Shop ‘n Save.

Village at Martinsville

On December 16, 2016, the Company completed our acquisition of Village at Martinsville, a 297,950 square foot shopping center located in Martinsville, Virginia ("Martinsville") for a contract price of $23.53 million, paid through a combination of cash and debt. Martinsville was 97% leased as of the acquisition date and is anchored by Kroger.

New Market Crossing

On December 20, 2016, the Company completed our acquisition of New Market Crossing, a 116,976 square foot shopping center located in Mt. Airy, North Carolina ("New Market") for a contract price of $9.00 million, paid through a combination of cash and debt. New Market was 93% leased as of the acquisition date and is anchored by Lowes Food Store.

Rivergate Shopping Center

On December 21, 2016, the Company completed our acquisition of Rivergate Shopping Center, a 205,810 square foot shopping center located in Macon, Georgia ("Rivergate") for a contract price of $37.25 million, paid through a combination of cash and debt. Rivergate was 96% leased as of the acquisition date and is anchored by Publix.

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

2016 Total Acquisitions
Preliminary fair value of assets acquired and liabilities assumed:
Investment property (a)	$157,024,946
Lease intangibles and other assets (b)	27,790,922
Above market leases (b)	8,770,554
Below market leases (b)	(7,256,422)

Preliminary fair value of net assets acquired	$186,330,000

Purchase consideration:
Consideration paid with cash and debt	$183,556,617
Consideration paid with common units	2,773,383

Total consideration (c)	$186,330,000

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
For the year ended December 31, 2016, the Company incurred $2.02 million in acquisition expenses. These costs are included on the consolidated statements of operations under the caption "Corporate general & administrative."
Unaudited pro forma consolidated financial information is presented below for all 2014, 2015 and 2016 acquisitions, excluding DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, DF I-Berkley, Laskin Road, Brook Run Properties, Columbia Fire Station, Carolina Place, and Hilton Head Land. The unaudited pro forma information presented below illustrates the Company’s pro forma financial results assuming the acquisitions had been consummated as of the beginning of the earliest period presented. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. Unaudited pro forma financial information has not been presented for DF I-Courtland, Edenton Commons, DF-I Moyock, Harbor Point, DF I-Berkley, Laskin Road, Brook Run Properties, Columbia Fire Station, Carolina Place, and Hilton Head Land as the Company’s management has determined that their inclusion would not be meaningful due to limited or no unrelated third party operating history.

	Years Ended December 31,
	2016	2015	2014
Rental revenue	$44,599,771	$42,536,082	$41,754,669
Net loss from continuing operations	$(8,179,288)	$(21,068,953)	$(23,699,840)
Net loss attributable to Wheeler REIT	$(6,672,134)	$(16,529,827)	$(18,258,949)
Net loss attributable to Wheeler REIT common shareholders	$(11,385,303)	$(102,801,865)	$(20,977,206)
Basic loss per share	$(0.17)	$(2.64)	$(2.85)
Diluted loss per share	$(0.17)	$(2.64)	$(2.85)

4. Notes Receivable
The Company, through WD, is performing development services for a related party of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Marketplace (“Sea Turtle Development”). Sea Turtle Development is a related party as discussed in Note 11.
On September 29, 2016, the Company entered into an $11.00 million note receivable of which $1.6 million had been advanced as of December 31, 2015 for the partial funding of the Sea Turtle Development and an $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 disposition of the property. The balance on the notes receivable at December 31, 2016 is $12.00 million.
5. Goodwill
As part of the acquisition of the Operating Companies on October 24, 2014, the Company recorded preliminary goodwill of $7.00 million. In June 2015, the Company finalized its valuation of the Operating Companies. In accordance with the valuation, the Company has recorded a fair value discount to the $6.75 million in common units issued for the acquisition of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Goodwill (continued)

the Operating Companies due to the one year restriction on their conversion into shares of Common Stock, and reallocated a portion of goodwill to finite-lived intangibles during the year ended December 31, 2015 as follows:

	December 31,
	2016	2015
Balance, beginning of year	$5,485,823	$7,004,072
Fair value discount on common units issued for acquisition	—	(1,181,250)
Allocation to finite-lived intangibles	—	(336,999)
Balance, end of year	$5,485,823	$5,485,823

6. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. Management expects that the sale of the Freestanding Properties will occur within one year and the Company will receive no residual cash flows once the Freestanding Properties are disposed.
On October 19, 2015, the Company completed its sale of Jenks Reasors for a contract price of approximately $12.16 million, resulting in a gain of approximately $820 thousand.
On October 20, 2015, the Company completed its sale of Harps at Harbor Point for a contract price of approximately $5.03 million, resulting in a gain of approximately $642 thousand.
On October 27, 2015, the Company completed its sale of Bixby Commons for a contract price of approximately
$10.98 million, resulting in a gain of approximately $642 thousand.
On June 29, 2016, the Company completed its sale of Starbucks/Verizon for a contract price of approximately $2.10 million, resulting in a gain of approximately $688 thousand.

As of December 31, 2016 and 2015, assets held for sale consisted of the following:

	December 31,
	2016	2015
Investment properties, net	$216,792	$1,284,888
Rents and other tenant receivables, net	—	38,945
Above market lease intangible, net	2,616	2,616
Deferred costs and other assets, net	146,472	366,024
Total assets held for sale	$365,880	$1,692,473
As of December 31, 2016 and 2015, liabilities associated with assets held for sale consisted of the following:

	December 31,
	2016	2015
Loans payable	$1,350,000	$1,966,806
Below market lease intangible, net	—	14,758
Accounts payable, accrued expenses and other liabilities	—	10,754
Total liabilities associated with assets held for sale	$1,350,000	$1,992,318

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Assets Held for Sale and Discontinued Operations (continued)

The consolidated statements of operations reflect reclassifications of revenue, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the years ended December 31, 2016, 2015 and 2014:

	Years Ended December 31,
	2016	2015	2014
Revenues	$284,378	$2,042,722	$2,285,159
Expenses	78,572	827,860	1,072,622
Operating income	205,806	1,214,862	1,212,537
Interest expense	(69,347)	(715,081)	(904,878)
Income from discontinued operations before gain on disposals	136,459	499,781	307,659
Gain on disposal of properties	688,289	2,104,114	—
Income from discontinued operations	$824,748	$2,603,895	$307,659

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable

The Company’s loans payable related to continuing operations consist of the following:

	Monthly		Interest		December 31,
Property/Description	Payment		Rate	Maturity	2016	2015
Shoppes at Eagle Harbor	$25,100		4.34%	March 2018	$3,492,178	$3,634,085
Monarch Bank Building	$9,473		4.15%	December 2017	1,319,767	1,376,452
Perimeter Square	Interest Only		4.06%	August 2026	4,500,000	4,166,406
Riversedge North	$8,802		6.00%	January 2019	914,026	962,281
Walnut Hill Plaza	$24,273		5.50%	July 2017	3,439,587	3,535,606
Twin City Commons	$17,827		4.86%	January 2023	3,169,620	3,225,473
Shoppes at TJ Maxx	$33,880		3.88%	May 2020	5,907,597	6,081,272
Bank Line of Credit	Interest only		4.25%	September 2017	3,000,000	—
KeyBank Line of Credit	Interest only		3.24%	May 2018	74,077,250	6,873,750
Forrest Gallery	$50,973		5.40%	September 2023	8,802,243	8,926,712
Tampa Festival	$50,797		5.56%	September 2023	8,502,198	8,627,294
Winslow Plaza	Interest only		4.82%	December 2025	4,620,000	4,620,000
Cypress Shopping Center	$34,360		4.70%	July 2024	6,585,228	6,625,000
Harrodsburg Marketplace	$19,112		4.55%	September 2024	3,616,999	3,677,501
Port Crossing	$34,788		4.84%	August 2024	6,370,373	6,471,636
LaGrange Marketplace	$15,065		5.50%	March 2020	2,369,225	2,418,212
Freeway Junction	$31,265		4.60%	September 2024	8,119,327	8,150,000
DF I-Edenton	$250,000	[1]	3.75%	September 2016	—	650,000
DF I-Moyock	$10,665		5.00%	July 2019	309,319	418,538
Graystone Crossing	$15,672		4.55%	October 2024	3,990,048	4,000,000
Bryan Station	$17,421		4.52%	November 2024	4,618,932	4,625,000
Crockett Square	Interest only		4.47%	December 2024	6,337,500	6,337,500
Harbor Point	$11,024		5.85%	December 2018	649,366	732,685
Pierpont Centre	Interest only		4.15%	February 2025	8,450,000	8,450,000
Alex City Marketplace	Interest only		3.95%	April 2025	5,750,000	5,750,000
Butler Square	Interest only		3.90%	May 2025	5,640,000	5,640,000
Brook Run Shopping Center	Interest only		4.08%	June 2025	10,950,000	10,950,000
Beaver Ruin Village I and II	Interest only		4.73%	July 2025	9,400,000	9,400,000
Columbia Fire Station	Interest only		8.00%	December 2017	487,408	450,053
Sunshine Shopping Plaza	Interest only		4.57%	August 2025	5,900,000	5,900,000
Barnett Portfolio	Interest only		4.30%	September 2025	8,770,000	8,770,000
Grove Park Shopping Center	Interest only		4.52%	October 2025	3,800,000	3,800,000
Parkway Plaza	Interest only		4.57%	October 2025	3,500,000	3,500,000
Conyers Crossing	Interest only		4.67%	October 2025	5,960,000	5,960,000
Fort Howard Shopping Center	Interest only		4.57%	October 2025	7,100,000	7,100,000
Chesapeake Square	$23,857		4.70%	August 2026	4,577,709	—
Revere Loan	Interest only		8.00%	April 2017	7,450,000	—
Senior convertible notes	Interest only		9.00%	December 2018	1,400,000	3,000,000
Senior non-convertible notes	Interest only		9.00%	January 2016	—	2,160,000
South Carolina Food Lions Note	$68,320		5.25%	January 2024	12,224,489	12,375,000
Sangaree/Tri-County/Berkley	Interest only		4.78%	December 2026	9,400,000	—
Franklin	Interest only		4.93%	January 2027	8,515,000	—
Rivergate	Interest only		3.67%	December 2019	24,212,500	—
Riverbridge	Interest only		4.48%	December 2026	4,000,000	—
Lumber River	Interest only		3.67%	June 2018	1,500,000	—
Total Principal Balance					313,697,889	189,340,456
Unamortized debt issuance cost					(7,725,210)	(4,711,374)
Total Loans Payable					$305,972,679	$184,629,082
(1)$250,000 plus accrued interest paid quarterly until maturity.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Key Bank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used Series B proceeds to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.30%.

As of December 31, 2016, the Company has borrowed $74.08 million under the Credit Agreement, which is collateralized by the A-C Portfolio, Laburnum, Martinsville and New Market. At December 31, 2016, the outstanding borrowings are accruing interest at 3.24%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2016. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2016, the Company has not incurred an event of default. The credit arrangement matures May 2018.

Other 2014 Financing Activity
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

On July 2, 2014, the Company entered into a promissory note for $660 thousand to refinance Starbucks/Verizon loan. The loan required monthly principal and interest payments of $4,383 based on a 20 year amortization and a 5.00% fixed interest rate, with a maturity of July 2, 2019. The loan was paid off in June 2016 at the time the property was sold.

The Walnut Hill loan matured on April 11, 2014, and was subsequently extended until July 31, 2014. On July 31, 2014, the Company entered into a promissory note for $3.65 million to refinance the note that matured. The new loan matures on July 30, 2017 and requires monthly principal and interest payments of $24,273 based on a 20 year amortization and a 5.50% fixed interest rate.

On September 16, 2014, the Company entered into a promissory note for a $3.00 million line of credit. The line of credit matures on September 16, 2017, provides for an interest rate of 4.25% per annum and is guaranteed by a Deed of Trust

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

and Assignment of Rents on real property. Concurrently with this transaction, the Company paid off its $2.00 million line of credit with Monarch Bank.

Other 2015 Financing Activity

On May 1, 2015, the Lumber River Plaza note was paid in full from cash on hand.

On November 24, 2015, the Company entered into a promissory note for $4.62 million to refinance the Winslow Plaza loan. The new loan matures on December 1, 2025 with principal due at maturity and bears interest at 4.82%.

Other 2016 Financing Activity

Senior Subordinated Debt

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt from cash on hand.

Revere Loan Agreement
In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016 (“Revere Term Loan”) in the principal amount of $8.0 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 0.08 per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 6,000,000 shares of the Company’s Common Stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan. As of December 31, 2016, the remaining outstanding amount under the Revere Term Loan is $7.45 million.
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

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Convertible Notes is 1,417,079 shares. As of December 31, 2016, the Bulldog Investors converted approximately $1.60 million of principal amount into 1,397,010 shares of the Company's Common Stock.

Chesapeake Square Refinance

On July 11, 2016, the Company executed a promissory note for $4.60 million to refinance the Chesapeake Square collateralized portion of the KeyBank Credit Agreement totaling $3.90 million. The new loan matures in August 2026 with monthly principal and interest payments due at an interest rate of 4.70%.

Perimeter Square Refinance

On July 29, 2016, the Company executed a promissory note for $4.50 million to refinance the Perimeter promissory note totaling $4.10 million. The new loan matures in August 2026 with principal due at maturity and bears interest at 4.06%.

Berkley, Sangaree/Tri-County

On November 10, 2016, the Company executed a promissory note for $9.40 million for the purchase of Berkley, Sangaree/Tri-County. The loan matures in December 2026 with monthly interest only payments due through 2021 at which time monthly principal and interest payments begin. The loan bears interest at 4.78%.

Riverbridge

On November 15, 2016, the Company executed a promissory note for $4.00 million for the purchase of Riverbridge. The loan matures in December 2026 with principal due at maturity and bears interest at 4.48%.

Franklin

On December 12, 2016, the Company executed a promissory note for $8.52 million for the purchase of Franklin. The loan matures in January 2027 with monthly interest only payments due through January 2020 at which time monthly principal and interest payments begin. The loan bears interest at 4.93%.

Lumber River

On December 20, 2016, the Company executed a promissory note for $1.50 million. The new loan matures in June 2018 with interest only payments at a rate of 295 basis points over one month LIBOR through 2017. Principal payments begin in 2018.

Harbor Point Renewal

On December 2, 2016, the Company renewed the promissory note for $0.65 million on Harbor Point for two years. The loan matures on December 5, 2018 with monthly principal and interest payments. The loan bears interest at 5.85%.

Rivergate

On December 21, 2016, the Company executed a promissory note for $24.20 million for the purchase of Rivergate. The loan matures in December 2019 with interest only payments at a rate of 295 basis points on one month LIBOR for the first year and principal and interest for the next two years.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2016, the Company believes it is in compliance with all applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2016 are as follows:

For the Years Ended December 31,
2017	$17,447,169
2018	82,642,065
2019	26,377,589
2020	9,089,332
2021	1,651,389
Thereafter	176,490,345
Total principal maturities	$313,697,889

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities in 2017 of $17.45 million.  Included in this amount are $15.63 million of loans with a 2017 maturity date.  Each of these loans is collateralized by properties within our portfolio.  The Company expects to meet these short-term liquidity requirements, including maturing loans, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	borrowings under our revolving credit facility;

•	refinancing of maturing debt

•	disposition of non-core assets

 The Company expects to complete the sale of the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Center in the first quarter of 2017 which will provide additional cash flow for liquidity needs.  The Company is also currently in the process of refinancing the $15.63 million in maturing loans.  These are expected to close in April 2017.  The loans are expected to have customary interest rates and loan terms.  They are subject to formal lender commitment, definitive documentation and customary conditions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2016 are as follows:

For the Years Ended December 31,
2017	$43,424,296
2018	37,556,763
2019	30,807,419
2020	23,595,593
2021	17,092,466
Thereafter	47,121,556
Total minimum rents	$199,598,093

9. Equity and Mezzanine Equity

The Company has authority to issue 159,000,000 shares of stock, consisting of 150,000,000 shares of $0.01 par value Common Stock (“Common Stock”), 5,000,000 shares of no par value Preferred Stock (“Preferred Stock”) and 4,000,000 shares of Redeemable Preferred Stock ("Redeemable Preferred Stock"). The Company increased the number of shares of Common Stock authorized from 15,000,000 to 75,000,000 during June 2013, and from 75,000,000 to 150,000,000 during June 2015.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 93.21% interest in the Operating Partnership as of December 31, 2016. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2016 and 2015, there were 89,749,553 and 44,018,768, respectively, of common units outstanding with the Trust owning 83,653,919 and 39,963,476, respectively, of these common units.

Series A Preferred Stock

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

2014 Series B Preferred Stock Offerings

On April 29, 2014, the Company completed its Series B Convertible Preferred Stock Offering (“Series B Offering”), in which 144,000 units were issued, consisting of 720,000 shares of Series B Convertible Preferred Stock, no par value, $1,000 liquidation preference per share (the "Series B Preferred") and warrants to purchase 864,000 of the Company’s Common Stock. On May 21, 2014, the Company's underwriters exercised their over-allotment option, in which 21,600 units were issued, consisting of 108,000 additional shares of Series B Preferred, and an additional 129,600 warrants. The Series B Preferred bears interest at a rate of 9% per annum and has a conversion price of $5.00 per share of Common Stock. The Series B Preferred will automatically convert into shares of the Company’s Common Stock if the 20-day volume weighted adjusted closing price of the Company's Common Stock exceeds $7.25 per share on the NASDAQ Capital Market. Each warrant permits investors to purchase one share of Common Stock at an exercise price of $5.50 per share, subject to adjustment. Net proceeds from the Series B Offering totaled $18.67 million, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Series B Offering were used for acquisitions and for general corporate purposes.

On September 17, 2014, the Company completed a follow-on Series B Preferred Offering ("Follow-on Offering"), in which 144,000 units were issued, consisting of 720,000 shares of Series B Preferred and warrants to purchase 864,000 shares of the Company's Common Stock. On September 23, 2014, the Company's underwriters exercised their over-allotment option, in which 20,200 units were issued, consisting of 101,000 additional shares of Series B Preferred, and an additional 129,000 warrants. Net proceeds from the Follow-on Offering totaled $18.57 million, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Proceeds from the Follow-on Offering were used for acquisitions and for general corporate purposes.

On April 24, 2014, in contemplation of the Series B Offering, the Company increased the number of preferred shares authorized from 500,000 to 5,000,000, and authorized 1,000,000 shares of Series B Preferred for the Offering. On August 19, 2014, the number of Series B Preferred authorized was increased from 1,000,000 to 3,000,000 in contemplation of the Follow-on Offering.

Series C Preferred Stock Offering

On March 19, 2015, the Company entered into securities purchase agreements dated as of March 19, 2015 (the “Securities Purchase Agreements”), with certain accredited investors (the “Investors”), pursuant to which, among other things, the Company sold an aggregate of 93,000 shares of Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock, liquidation value $1,000 per share (the “Series C Preferred Stock”), in a private placement (the “Private Placement”) to the Investors in exchange for aggregate consideration of $93.00 million, consisting of $90.00 million in cash and the exchange of $3.00 million in senior convertible debt. Each share of Series C Preferred Stock was sold to the Investors at an offering price of $1,000 per share. Net proceeds from the Private Placement totaled $83.42 million, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees. The Company is using the net offering proceeds to acquire properties and for general working capital.

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

The Series C Preferred Stock was automatically converted into shares of Common Stock on June 11, 2015, which was the fifth business day following the June 4, 2015 approval by the requisite holders of the Common Stock of the conversion of the Series C Preferred Stock into Common Stock and the issuance of Common Stock upon such conversion. Each share of Series C Preferred Stock converted into 500 shares of Common Stock at the conversion price of $2.00 per share. The conversion of the Series C Preferred Stock into Common Stock at this rate was considered to be a beneficial conversion feature, resulting in a deemed distribution of $59.52 million, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

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

Each share of Series A Preferred was exchangeable for 500 shares of Common Stock, and each share of the Series B Preferred Stock was exchangeable for 12.5 shares of Common Stock. On July 20, 2015, the Company completed the Exchange Offer, under which 1,247 shares of Series A Preferred and 865,481 shares of Series B Preferred were tendered for 11,442,002 newly issued shares of the Company's Common Stock. The Company paid cash in lieu of any fractional shares of Common Stock upon the exchange of the Series A Preferred and Series B Preferred. The Exchange Offer was considered to be a beneficial conversion feature, resulting in a deemed distribution of $13.12 million, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

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

Equity Issuances under Stock Incentive Plan and 2015 Incentive Plan

During the year ended December 31, 2016, the Company issued 336,557 shares to employees, directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $578 thousand. As of December 31, 2016, there are 420,551 shares available for issuance under the Company’s 2015 Incentive Plan.

During the year ended December 31, 2015, the Company issued 320,152 shares to employees, directors, officers and consultants for services rendered to the Company. 77,260 of these shares were issued under the Stock Incentive Plan, and 242,892 of these shares were issues under the 2015 Incentive Plan. The market value of these shares at the time of issuance was approximately $697 thousand.

During the year ended December 31, 2014, the Company issued 105,834 shares to employees, directors, officers and consultants under the Stock Incentive Plan for services rendered to the Company. The market value of these shares at the time of issuance was approximately $457 thousand.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 5,000,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. During the year ended December 31, 2016, the Company issued 36,809 shares to employees, directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $60 thousand. As of December 31, 2016, there are 4,963,191 shares available for issuance under the Company’s 2016 Incentive Plan.

2016 Series B Preferred Stock Offering

On July 7, 2016 the Company filed a shelf registration statement relating to the potential issuance of up to $50.00 million of our Series B Preferred Stock. On July 21, 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with a third party agent to sell such securities. As of December 31, 2016, the Company has issued 1,142,225 shares of Series B Preferred Stock pursuant to the Equity Distribution Agreement in addition to the 729,119

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

shares that were currently issued and outstanding. The Series B Preferred Stock has no redemption rights. However, the Series B Preferred Stock is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $7.25 per share; once this weighted average closing price is met, each share of our Series B Preferred Stock will automatically convert into shares of our Common Stock at a conversion price equal to $5.00 per share. In addition, holders of our Series B Preferred Stock also have the option, at any time, to convert shares of our Series B Preferred Stock into shares of our Common Stock at a conversion price of $5.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred Stock shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B Stock has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above. Net proceeds from the Series B Preferred Stock offering totaled $23.40 million which includes the impact of the underwriters’ selling concessions and legal, accounting and other professional fees.

2016 Series D Preferred Stock Offering- Redeemable Preferred Stock

In 2016, the Company issued and sold 2,237,000 shares of Series D Preferred Stock, liquidation value $25.00 per share (the “Series D Preferred Stock”), in a combination of two public offerings. In September 2016, 1,600,000 shares of Series D Preferred Stock were sold to investors at an offering price of $25.00 per share. In December 2016, 637,000 shares of Series D Preferred Stock were sold to investors at an offering price of $24.00 per share. Until September 21, 2023, the holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $2.12 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred Stock may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option. The Series D Preferred Stock requires the Company maintain asset coverage of at least 200%.

Net proceeds from the public offering totaled $52.4 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees. Accretion of Series D Preferred Stock discount was $0.2 million for the year ended December 31, 2016.

Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net loss attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

As of December 31, 2016, 2015 and 2014, 4,055,292, 3,354,883 and 1,787,798, respectively, of the Operating Partnership’s common units outstanding to noncontrolling interests were eligible to be converted into shares of Common Stock on a one-to-one basis. Additionally, as of December 31, 2016, 2015 and 2014, 1,871,244, 729,119 and 1,648,900 shares of Series B Preferred, respectively, and 2,237,000, 0 and 0 shares of Series D Preferred Stock, respectively, and $1.40 million, $3.00 million and $6.00 million of senior convertible debt, respectively, are eligible to be converted into 35,756,006, 5,062,674 and 9,661,579 shares, respectively, of the Company's Common Stock. Also, warrants to purchase 2,635,025 shares of the Company's Common Stock were outstanding at December 31, 2016, 2015 and 2014. In addition, 6,000,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor. The common units, convertible Preferred Stock, cumulative convertible Preferred Stock, senior

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

convertible debt and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Dividends

Dividends were made to holders of common units, common shares and preferred shares as follows:

	Years Ended December 31,
	2016	2015	2014
Common unit and common shareholders	$15,328,096	$9,787,145	$4,089,057
Preferred shareholders	4,713,169	13,627,532	2,718,257
Total	$20,041,265	$23,414,677	$6,807,314

On December 20, 2016, the Company declared a $0.0175 per share dividend to common share and common unit holders of record as of December 30, 2016 to be paid on January 31, 2017. Accordingly, the Company has accrued $1.30 million as of December 31, 2016 for this dividend.

During the three months ended December 31, 2016, the Company declared quarterly dividends to preferred shareholders of $2.29 million to shareholders of record as of December 30, 2016 to be paid on January 15, 2017. Accordingly, the Company has accrued $2.29 million as of December 31, 2016 for this dividend.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Lease Commitments

As of December 31, 2016, the Amscot property is subject to a ground lease which terminates in 2045. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in property operations expense of $18 thousand, $18 thousand and $18 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Beaver Ruin Village property is subject to a ground lease which terminates in 2054. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in property operations expense of $46 thousand, $23 thousand and $0 during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Beaver Ruin Village II property is subject to a ground lease which terminates in 2056. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in property operations expense of $18 thousand, $9 thousand and $0 during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company leases office space in Charleston, South Carolina, subject to a lease that terminates in 2019. The lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred lease expense included in corporate general and administrative expenses of $92 thousand, $118 thousand and $30 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Moncks Corner property is subject to a ground lease which terminates in 2040. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in property operations expense of $87 thousand, $0 and $0 during the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Devine Street property is subject to a ground lease which terminates in 2035. The ground lease requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options. The Company incurred ground lease expense included in property operations expense of $180 thousand, $0 and $0 during the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited):

For the Years Ended December 31,
2017	$520,199
2018	524,142
2019	492,632
2020	426,805
2021	478,788
Thereafter	10,010,953
$12,453,519

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 23%, 71% and 2%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2016. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

11. Related Party Transactions

Prior to the October 24, 2014 acquisition, the Operating Companies and their affiliated companies provided administrative services to the Company, including management, administrative, accounting, marketing, development and design services. Pursuant to the terms of the Company’s administrative services agreement with WM, responsibilities included administering the Company’s day-to-day business operations, identifying and acquiring targeted real estate investments, overseeing the management of the investments, and handling the disposition of the real estate investments. The Company benefits from Mr. Wheeler's affiliates that specialize in other real estate investment activities, including (i) Wheeler Capital, LLC, a capital investment firm specializing in venture capital, financing, and small business loans, (ii) Wheeler Construction, LLC, a construction management company and (iii) TESR, LLC, a tenant relations company, serving as a liaison between property management, lease administration and leasing and working to provide information on the health and fiscal viability of each tenant.

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

The following summarizes related party activity as of and for the years ended December 31, 2016, 2015 and 2014. The amounts disclosed below reflect the activity between the Company, Mr. Wheeler's affiliates and the Operating Companies through the date of acquisition. All amounts subsequent to the acquisition date have been eliminated in consolidation.

	December 31,
	2016	2015	2014
Amounts paid to affiliates	$125,320	$986,495	$4,011,138
Amounts received from affiliates	$1,156,461	$777,218	$120,746
Amounts due from affiliates	$1,456,131	$481,298	$463,281
Notes receivable	$12,000,000	$—	$—
As discussed in Note 4, the Company has loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company is performing development, leasing, property and asset management services for Sea Turtle Development. Development fees of 5% of hard costs incurred are paid to the Company. Leasing, property and asset management fees are consistent with those charged for services provided to non-related properties. Amounts due from affiliates include $657 thousand in accrued interest on the notes receivable and $166 thousand in development fees at December 31, 2016.
In connection with the acquisition of Berkley and Sangaree/Tri-County, the Operating Partnership entered into a tax protection agreement that obligates the Operating Partnership to reimburse Jon Wheeler, CEO for his tax liabilities resulting from the recognition of certain taxable income or gain in the event the Operating Partnership takes certain action prior to November 10, 2023 with respect to Sangaree Plaza, Tri-County Plaza and Berkley.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2016 and 2015:

	2016 Quarters
	First	Second	Third	Fourth
Total Revenues (1)	$9,137,524	$11,084,373	$11,910,678	12,027,833
Operating Income (Loss) (1)	(1,163,630)	(14,371)	1,667,119	(780,254)
Net loss from continuing operations	(3,582,307)	(3,755,583)	(1,673,056)	(4,051,828)
Net income from discontinued operations	20,525	743,843	39,919	20,461
Net loss attributable to Wheeler REIT common shareholders	(3,740,206)	(3,210,128)	(2,752,056)	(6,213,349)
Loss per share from continuing operations (basic and diluted)	(0.06)	(0.06)	(0.04)	(0.09)
Income per share from discontinued operations	0.00	0.01	0.00	0.00

	2015 Quarters
	First	Second	Third	Fourth
Total Revenues	$5,142,686	$6,009,626	$7,229,546	$9,233,600
Operating Loss	(2,137,903)	(3,472,719)	(5,077,581)	(1,764,080)
Net loss from continuing operations	(4,269,556)	(5,379,720)	(7,375,650)	(4,352,371)
Net income from discontinued operations	46,367	84,482	217,234	2,255,812
Net loss attributable to Wheeler REIT common shareholders	(6,263,036)	(72,709,124)	(22,134,127)	(2,686,430)
Loss per share from continuing operations (basic and diluted)	(0.81)	(4.13)	(0.35)	(0.07)
Income per share from discontinued operations	0.01	0.00	0.00	0.03

(1) Adjusted the previously reported amounts for first and second quarter 2016 and all four quarters in 2015 for interest income to be consistent with 2016 third and fourth quarter presentations.

13. Subsequent Events

On February 27, 2017, the Company’s announced its Board of Directors approved a reverse stock split of one-for-eight to be effective March 31, 2017 (the “Effective Time”).  At the Effective Time, every eight issued and outstanding shares of Common Stock of the Company will be converted into one share of Common Stock of the Company. In addition, at the Effective Time, the number of authorized shares of Common Stock will also be reduced on a one-for-eight basis. The par value of each share of Common Stock will remain unchanged. Trading in Wheeler's Common Stock on a split adjusted basis is expected to begin at the market open on April 3, 2017. Wheeler's Common Stock will continue trading on the NASDAQ under the symbol “WHLR” but will be assigned a new CUSIP number.  No adjustments have been made to the historical financial statements as the reverse split has not been completed.

The Company has amended its dividend payment schedule such that future Common Stock dividends will be paid quarterly commencing in the second quarter of 2017.

On February 28, 2017, the Company completed its sales of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre for a contract price of approximately $2.29 million.  The Company has defeased the $1.35 million loan payable at a cost of $561 thousand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2016

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
Allowance for doubtful accounts:
Year Ended December 31, 2016	$411,394	$424,925	$(145,333)	$690,986
Year Ended December 31, 2015	186,517	243,029	(18,152)	411,394
Year Ended December 31, 2014	182,078	60,841	(56,402)	186,517

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2016

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Amscot Building	$—	$461,700	$31,128	$—	$—	$492,828	$492,828
Lumber River Village	800,413	4,486,787	145,221	—	942,811	4,489,610	5,432,421
Monarch Bank	496,591	1,908,659	77,704	—	496,591	1,986,363	2,482,954
Perimeter Square	1,566,431	5,081,193	237,147	—	1,566,431	5,318,340	6,884,771
Riversedge North	909,898	2,207,571	693,233	—	909,898	2,900,804	3,810,702
Surrey Plaza	380,731	1,856,515	—	—	380,731	1,856,515	2,237,246
The Shoppes at TJ Maxx	2,115,119	6,719,386	410,758	—	2,115,119	7,130,144	9,245,263
The Shoppes at Eagle Harbor	785,040	4,219,464	258,236	—	785,040	4,477,700	5,262,740
Twin City Commons	800,272	3,040,956	4,233	—	800,272	3,045,189	3,845,461
Walnut Hill Plaza	733,748	2,413,832	1,192,868	—	733,748	3,606,700	4,340,448
Tampa Festival	4,653,354	6,691,097	338,557	—	4,694,966	6,988,042	11,683,008
Forrest Gallery	3,015,372	7,454,580	224,121	—	3,015,372	7,678,701	10,694,073
Jenks Plaza	498,260	917,898	—	—	498,260	917,898	1,416,158
Winslow Plaza	1,324,983	3,684,181	164,054	—	1,369,983	3,803,235	5,173,218
Clover Plaza	356,338	1,196,704	25,850	—	356,338	1,222,554	1,578,892
St. George Plaza	705,645	1,264,212	7,024	—	705,645	1,271,236	1,976,881
South Square	352,587	1,911,330	—	—	352,587	1,911,330	2,263,917
Westland Square	886,829	1,709,665	12,276	—	886,829	1,721,941	2,608,770
Waterway Plaza	1,279,700	1,247,952	4,582	—	1,279,700	1,252,534	2,532,234
Cypress Shopping Center	2,063,671	4,578,838	31,704	—	2,063,671	4,610,542	6,674,213
Harrodsburg Marketplace	1,431,484	2,484,653	77,506	—	1,508,990	2,484,653	3,993,643
Port Crossing Shopping Center	791,933	6,920,539	93,633	—	791,933	7,014,172	7,806,105
LaGrange Marketplace	390,180	2,647,956	1,367	—	390,180	2,649,323	3,039,503
DF I-Courtland	893,852	—	—	—	893,852	—	893,852
Edenton Commons	2,395,000	—	—	—	2,395,000	—	2,395,000
DF I-Moyock	908,066	—	—	—	908,066	—	908,066
Freeway Junction	1,521,133	6,754,803	—	—	1,521,133	6,754,803	8,275,936
Graystone Crossing	922,439	2,856,365	—	—	922,439	2,856,365	3,778,804
Bryan Station	1,658,454	2,756,142	—	—	1,658,454	2,756,142	4,414,596
Crockett Square	1,546,482	6,833,967	17,831	—	1,564,982	6,833,298	8,398,280
Harbor Point	2,400,000	—	68,620	—	2,468,620	—	2,468,620
DF I-Berkley	250,000	—	—	—	250,000	—	250,000
Laskin Road	1,644,000	—	209,212	—	1,649,383	203,829	1,853,212
Pierpont Centre	675,317	9,253,152	10,000	—	675,317	9,263,152	9,938,469
Brook Run Properties	300,000	—	7,686	—	300,000	7,686	307,686
Alex City Marketplace	453,746	7,836,903	12,735	—	453,746	7,849,638	8,303,384
Butler Square	1,023,990	6,400,682	10,595	—	1,023,990	6,411,277	7,435,267
Brook Run Shopping Center	2,208,501	12,918,517	445,127	—	2,208,501	13,363,644	15,572,145
Beaver Ruin Village	2,604,155	8,283,904	3,124	—	2,604,155	8,287,028	10,891,183
Beaver Ruin Village II	1,153,127	2,809,398	5,000	—	1,153,127	2,814,398	3,967,525

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Columbia Fire Station	$2,304,937	$—	$671,798	$—	$2,304,937	$671,798	$2,976,735
Chesapeake Square	894,835	4,111,707	287,670	—	900,205	4,394,007	5,294,212
Sunshine Plaza	1,182,887	6,368,471	19,275	—	1,182,887	6,387,746	7,570,633
Carolina Place	250,000	—	—	—	250,000	—	250,000
Barnett Portfolio	3,107,136	8,912,082	140,909	—	3,192,639	8,967,488	12,160,127
Grove Park	722,150	4,589,698	—	—	722,150	4,589,698	5,311,848
Parkway Plaza	772,030	4,229,713	14,549	—	772,030	4,244,262	5,016,292
Fort Howard Square	1,889,590	7,350,084	—	—	1,889,590	7,350,084	9,239,674
Conyers Crossing	2,101,459	6,819,984	—	—	2,101,459	6,819,984	8,921,443
LBP Milltown	—	—	196,009	—	—	196,009	196,009
LBP Vauxhall	—	—	2,422	—	—	2,422	2,422
McPherson	—	—	7,412	—	—	7,412	7,412
LBP Hamburg	—	—	4,728	—	—	4,728	4,728
LBP LaSalle	—	—	42,494	—	—	42,494	42,494
Darien Shopping Center	187,561	1,053,891	—	—	187,561	1,053,891	1,241,452
Devine Street	364,990	1,941,328	—	—	364,990	1,941,328	2,306,318
Folly Road	5,992,378	4,526,942	21,160	—	5,992,378	4,548,102	10,540,480
Georgetown	741,821	1,916,742	—	—	741,821	1,916,742	2,658,563
Ladson Crossing	2,980,739	3,920,233	—	—	2,980,739	3,920,233	6,900,972
Lake Greenwood Crossing	550,369	2,499,295	—	—	550,369	2,499,295	3,049,664
Lake Murray	446,516	1,537,005	—	—	446,516	1,537,005	1,983,521
Litchfield I	568,081	929,375	—	—	568,081	929,375	1,497,456
Litchfield II	568,081	936,104	—	—	568,081	936,104	1,504,185
Litchfield Market Village	2,970,115	4,715,535	—	—	2,970,115	4,715,535	7,685,650
Moncks Corner	—	1,109,345	—	—	—	1,109,345	1,109,345
Ridgeland	203,003	376,154	—	—	203,003	376,154	579,157
Shoppes at Myrtle Park	3,182,282	5,360,320	—	—	3,182,282	5,360,320	8,542,602
South Lake	804,317	2,025,143	—	—	804,317	2,025,143	2,829,460
South Park	943,162	2,966,711	—	—	943,162	2,966,711	3,909,873
St. Matthews	337,510	1,940,821	—	—	337,510	1,940,821	2,278,331
Berkley	1,005,288	2,865,073	—	—	1,005,288	2,865,073	3,870,361
Sangaree	2,301,837	2,922,332	18,015	—	2,301,837	2,940,347	5,242,184
Tri-County	410,959	3,421,233	—	—	410,959	3,421,233	3,832,192
Riverbridge	773,626	5,384,071	—	—	773,626	5,384,071	6,157,697
Laburnum Square	3,734,792	5,928,511	—	—	3,734,792	5,928,511	9,663,303
Franklin Village	2,608,111	9,425,632	—	—	2,608,111	9,425,632	12,033,743
Village at Martinsville	5,207,633	12,879,497	—	—	5,207,633	12,879,497	18,087,130
New Market Crossing	992,886	5,216,464	—	—	992,886	5,216,464	6,209,350
Rivergate Shopping Center	1,654,385	31,696,747	—	—	1,654,385	31,696,747	33,351,132
Totals	$101,652,307	$301,685,744	$6,247,573	$—	$102,142,199	$307,443,425	$409,585,624

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Amscot Building	(3)	$189,136	5/15/2004		5-40 years
Lumber River Village	1,500,000	612,998		11/16/2012	5-40 years
Monarch Bank	1,380,000	1,075,295		12/28/2007	5-40 years
Perimeter Square	4,500,000	733,874		11/16/2012	5-40 years
Riversedge North	962,000	1,130,019	4/17/2008	12/21/2012	5-40 years
Surrey Plaza	(3)	310,912		12/21/2012	5-40 years
The Shoppes at TJ Maxx	6,080,000	1,059,242		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	3,630,000	996,175	9/9/2008	11/16/2012	5-40 years
Twin City Commons	3,230,000	397,148		12/18/2012	5-40 years
Walnut Hill Plaza	3,540,000	1,541,085		12/14/2007	5-40 years
Tampa Festival	8,630,000	855,633		8/26/2013	5-40 years
Forrest Gallery	8,930,000	963,327		8/29/2013	5-40 years
Jenks Plaza	(3)	159,292		12/17/2013	5-40 years
Winslow Plaza	4,620,000	525,064		12/19/2013	5-40 years
Clover Plaza	2,100,000	107,633		12/23/2013	5-40 years
St. George Plaza	2,650,000	123,392		12/23/2013	5-40 years
South Square	2,160,000	152,754		12/23/2013	5-40 years
Westland Square	2,760,000	151,005		12/23/2013	5-40 years
Waterway Plaza	2,700,000	116,601		12/23/2013	5-40 years
Cypress Shopping Center	6,630,000	338,811		7/1/2014	5-40 years
Harrodsburg Marketplace	3,680,000	195,079		7/1/2014	5-40 years
Port Crossing Shopping Center	6,470,000	800,040		7/3/2014	5-40 years
LaGrange Marketplace	2,420,000	267,979		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)	—	—		8/15/2014	N/A
Edenton Commons (undeveloped land)	650,000	—		8/15/2014	N/A
DF I-Moyock (undeveloped land)	419,000	—		8/15/2014	N/A
Freeway Junction	8,150,000	561,231		9/4/2014	5-40 years
Graystone Crossing	4,000,000	183,686		9/26/2014	5-40 years
Bryan Station	4,630,000	205,998		10/2/2014	5-40 years
Crockett Square	6,340,000	500,159		11/5/2014	5-40 years
Harbor Point (undeveloped land)	733,000	—		11/21/2014	N/A
DF I-Berkley (undeveloped land)	—	—		12/1/2014	N/A
Laskin Road (undeveloped land)	—	—		1/9/2015	N/A
Pierpont Centre	9,800,000	597,739		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)	—	—		3/27/2015	N/A
Alex City Marketplace	5,750,000	463,283		4/1/2015	5-40 years
Butler Square	5,640,000	320,881		4/15/2015	5-40 years
Brook Run Shopping Center	10,950,000	1,186,151		6/2/2015	5-40 years
Beaver Ruin Village	(4)	387,899		7/1/2015	5-40 years
Beaver Ruin Village II	(4)	123,384		7/1/2015	5-40 years
Columbia Fire Station (undeveloped land)	450,000	—		7/1/2015	N/A
Chesapeake Square	4,600,000	285,967		7/10/2015	5-40 years
Sunshine Plaza	5,900,000	291,513		7/21/2015	5-40 years
Carolina Place (undeveloped land)	—	—		7/24/2015	N/A

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
Barnett Portfolio	8,770,000	$457,147		8/21/2015	5-40 years
Grove Park	3,800,000	257,059		9/9/2015	5-40 years
Parkway Plaza	3,500,000	179,300		9/15/2015	5-40 years
Fort Howard Square	7,100,000	292,636		9/30/2015	5-40 years
Conyers Crossing	5,960,000	348,799		9/30/2015	5-40 years
Darien Shopping Center	(1)	24,531		4/12/2016	5-40 years
Devine Street	(1)	41,137		4/12/2016	5-40 years
Folly Road	(1)	97,618		4/12/2016	5-40 years
Georgetown	(1)	42,316		4/12/2016	5-40 years
Ladson Crossing	(1)	95,758		4/12/2016	5-40 years
Lake Greenwood Crossing	(1)	55,485		4/12/2016	5-40 years
Lake Murray	(1)	44,407		4/12/2016	5-40 years
Litchfield I	(1)	25,355		4/12/2016	5-40 years
Litchfield II	(1)	28,922		4/12/2016	5-40 years
Litchfield Market Village	(1)	116,428		4/12/2016	5-40 years
Moncks Corner	(1)	25,578		4/12/2016	5-40 years
Ridgeland	(1)	10,233		4/12/2016	5-40 years
Shoppes at Myrtle Park	(1)	126,709		4/12/2016	5-40 years
South Lake	(1)	58,385		4/12/2016	5-40 years
South Park	(1)	66,122		4/12/2016	5-40 years
St. Matthews	(1)	44,394		4/12/2016	5-40 years
Berkley	(2)	17,315		11/10/2016	5-40 years
Sangaree	(2)	23,851		11/10/2016	5-40 years
Tri-County	(2)	25,965		11/10/2016	5-40 years
Riverbridge	4,000,000	30,278		11/15/2016	5-40 years
Laburnum Square	(1)	15,831		12/7/2016	5-40 years
Franklin Village	8,515,000	26,598		12/12/2016	5-40 years
Village at Martinsville	(1)	—		12/16/2016	5-40 years
New Market Crossing	(1)	—		12/20/2016	5-40 years
Rivergate Shopping Center	24,212,500	—		12/21/2016	5-40 years
Totals		$20,488,542
(1) Properties secure a $75.0 million mortgage note.
(2) Properties secure a $9.4 million mortgage note.
(3) These properties secure a $3.0 million bank line of credit.
(4) Properties secure a $9.4 million mortgage note.

	2016	2015
Balance at beginning of period	$252,831,140	$160,627,402
Additions during the period:
Acquisitions	157,024,946	113,950,630
Improvements	1,787,071	1,301,313
Disposals	(2,057,533)	(23,048,205)
Balance at end of period	$409,585,624	$252,831,140

EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (17)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (20)

3.4	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (2)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (16)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (13)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (14)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (14)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (14)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (14)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (14)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (14)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (14)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (14)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company,N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (18)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (17)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (20)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (16)

10.8	Employment Agreement with Jon S. Wheeler (12)

10.9	Employment Agreement with Steven M. Belote (12)

10.10	Employment Agreement with Robin A. Hanisch (12)

10.11	Employment Agreement with Wilkes Graham (12)

10.12	Subordination Agreement (5)

10.13	Membership Interest Contribution Agreement dated October 24, 2014, by and among Jon S. Wheeler and Wheeler REIT, L.P. (8)

10.14	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.15	Purchase and Sale Agreement dated November 30, 2015, by and among WHLR-ACD Acquisition Company, LLC and certain seller, for the purchase of the AC Portfolio. (9)

10.16	P&W SC/GA Properties I, LLC Contribution and Subscription Agreement, Wheeler REIT, L.P. dated November 10, 2016 (21)

10.17	South Main Streets, LLC Contribution and Subscription Agreement, Wheeler REIT, L.P. dated November 10, 2016 (21)

10.18	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (10)

10.19	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (10)

10.20	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (10)

10.21	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank National Association. (11)

10.22	Subscription Agreement by and between Wheeler REIT, LP and A-C Development, LLC dated April 12, 2016. (13)

10.23	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (13)

10.24	First Amendment and Joinder Agreement to KeyBank Credit Agreement dated April 12, 2016. (13)

10.25	Second Amendment and Joinder Agreement to KeyBank Credit Agreement dated May 29, 2015. (19)

10.26	Tax Protection Agreement dated February 8, 2017 (15)

12.1	Statement of Computation of Ratios (22)

14.1	Code of Ethics (2)

21.1	Subsidiaries of Registrant (22)

23.1	Consent of Cherry Bekaert LLP (22)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (22)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (22)

101.INS XBRL	Instance Document (22)

101.SCH	XBRL Taxonomy Extension Schema Document (22)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (22)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (22)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (22)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (22)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 2, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporate by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 12, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on December 12, 2016 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on November 16, 2016 and hereby incorporated by reference.

(22)	Filed herewith.