Form 10-Q
period 2017-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2017-05-02
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2017, there were 8,616,247 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS:
Investment properties, net	$386,704	$388,880
Cash and cash equivalents	4,664	4,863
Restricted cash	9,324	9,652
Rents and other tenant receivables, net	3,370	3,984
Related party receivables	1,566	1,456
Notes receivable	12,000	12,000
Goodwill	5,486	5,486
Assets held for sale	—	366
Above market lease intangible, net	11,976	12,962
Deferred costs and other assets, net	46,453	49,397
Total Assets	$481,543	$489,046
LIABILITIES:
Loans payable, net	$305,893	$305,973
Liabilities associated with assets held for sale	—	1,350
Below market lease intangible, net	11,886	12,680
Accounts payable, accrued expenses and other liabilities	12,274	11,321
Total Liabilities	330,053	331,324
Commitments and contingencies
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 2,237,000 shares issued and outstanding; $55.93 million aggregate liquidation preference)	52,686	52,530

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,871,244 shares issued and outstanding; $46.78 million aggregate liquidation preference)	40,754	40,733
Common Stock ($0.01 par value, 18,750,000 shares authorized, 8,588,470 and 8,503,819 shares issued and outstanding, respectively)	86	85
Additional paid-in capital	225,104	223,939
Accumulated deficit	(177,576)	(170,377)
Total Shareholders’ Equity	88,821	94,833
Noncontrolling interests	9,983	10,359
Total Equity	98,804	105,192
Total Liabilities and Equity	$481,543	$489,046
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE:
Rental revenues	$11,129	$6,742
Asset management fees	162	255
Commissions	115	153
Tenant reimbursements and other revenues	2,916	1,988
Total Revenue	14,322	9,138
OPERATING EXPENSES:
Property operations	3,994	2,675
Non-REIT management and leasing services	271	377
Depreciation and amortization	6,400	4,880
Provision for credit losses	252	88
Corporate general & administrative	2,232	2,282
Total Operating Expenses	13,149	10,302
Operating Income (Loss)	1,173	(1,164)
Interest income	356	1
Interest expense	(4,177)	(2,420)
Net Loss from Continuing Operations Before Income Taxes	(2,648)	(3,583)
Income tax expense	(41)	—
Net Loss from Continuing Operations	(2,689)	(3,583)
Discontinued Operations
Income from discontinued operations	16	21
Gain on disposal of properties	1,513	—
Net Income from Discontinued Operations	1,529	21
Net Loss	(1,160)	(3,562)
Less: Net loss attributable to noncontrolling interests	(41)	(333)
Net Loss Attributable to Wheeler REIT	(1,119)	(3,229)
Preferred stock dividends	(2,483)	(511)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,602)	$(3,740)

Loss per share from continuing operations (basic and diluted)	$(0.59)	$(0.45)
Income per share from discontinued operations	0.17	—
	$(0.42)	$(0.45)
Weighted-average number of shares:
Basic and Diluted	8,554,304	8,284,116

Dividends declared per common share	$0.42	$0.42
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2016	562	$453	1,871,244	$40,733	8,503,819	$85	$223,939	$(170,377)	$94,833	761,954	$10,359	$105,192
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of senior convertible notes to Common Stock	—	—	—	—	2,509	—	31	—	31	—	—	31
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	82,142	1	1,120	—	1,121	—	—	1,121
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(66)	(1)	(1)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	14	—	14	—	(14)	—
Dividends and distributions	—	—	—	—	—	—	—	(6,080)	(6,080)	—	(320)	(6,400)
Net loss	—	—	—	—	—	—	—	(1,119)	(1,119)	—	(41)	(1,160)
Balance, March 31, 2017 (Unaudited)	562	$453	1,871,244	$40,754	8,588,470	$86	$225,104	$(177,576)	$88,821	761,888	$9,983	$98,804
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,160)	$(3,562)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	2,671	1,733
Amortization	3,729	3,147
Loan cost amortization	763	190
Above (below) market lease amortization, net	193	72
Share-based compensation	377	70
Gain on disposal of properties	(1,513)	—
Provision for credit losses	252	88
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	546	323
Unbilled rent	(185)	(8)
Related party receivables	(110)	(10)
Cash restricted for operating property reserves	329	122
Deferred costs and other assets, net	(786)	(1,870)
Accounts payable, accrued expenses and other liabilities	1,683	329
Net operating cash flows provided by discontinued operations	32	4
Net cash from operating activities	6,821	628
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(494)	(369)
Increase in capital property reserves	(1)	37
Cash received from disposal of properties	1,871	—
Net cash from (used in) investing activities	1,376	(332)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(163)	(97)
Dividends and distributions paid	(6,193)	(4,143)
Offering costs on preferred stock	(18)	—
Loan proceeds	6,181	3,000
Loan principal payments	(6,516)	(2,752)
Net financing cash flows used in discontinued operations	(1,687)	(5)
Net cash used in financing activities	(8,396)	(3,997)
DECREASE IN CASH AND CASH EQUIVALENTS	(199)	(3,701)
CASH AND CASH EQUIVALENTS, beginning of period	4,863	10,478
CASH AND CASH EQUIVALENTS, end of period	$4,664	$6,777
Supplemental Disclosures:
Non-Cash Transactions:
Noncontrolling interests resulting from the issuance of common units	$—	$1,499
Conversion of senior convertible debt into common stock	$31	$—
Accretion of preferred stock discounts	$195	$89
Other Cash Transactions:
Cash paid for taxes	$107	$—
Cash paid for interest	$3,309	$2,262
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office building, eight undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2016 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All per share amounts, common units and shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the "Reverse Stock Split"), which was effective March 31, 2017. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2016 Annual Report filed on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three months ended March 31, 2017 and 2016.

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

The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250 thousand. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2017 and December 31, 2016, the Company’s allowance for uncollectible accounts totaled $964 thousand and $691 thousand, respectively. During the three months ended March 31, 2017 and 2016, the Company recorded bad debt expenses in the amount of $252 thousand and $88 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2017 and 2016, the Company did not realize any recoveries related to tenant receivables previously written off.

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
Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Leases in place, net	$33,075	$35,655
Tenant relationships, net	9,880	10,944
Lease origination costs, net	1,131	1,096
Other	1,213	517
Deposits of acquisitions	1,061	1,086
Legal and marketing costs, net	93	99
Total Deferred Costs and Other Assets, net	$46,453	$49,397

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place, legal and marketing costs, and tenant relationships represents a component of depreciation and amortization expense. As of March 31, 2017 and December 31, 2016, the Company’s intangible accumulated amortization totaled $32.28 million and $28.55 million, respectively. During the three months ended March 31, 2017 and 2016, the Company’s intangible amortization expense totaled $3.73 million and $3.15 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows (in thousands, unaudited):

For the Periods Ending March 31,	Lease Origination Costs, net	Leases In Place, net	Legal & Marketing Costs, net	Tenant Relationships, net	Total
2018	$296	$9,029	$21	$3,607	$12,953
2019	206	6,797	16	2,428	9,447
2020	149	4,816	13	1,428	6,406
2021	112	3,363	11	811	4,297
2022	94	2,340	8	505	2,947
Thereafter	274	6,730	24	1,101	8,129
	$1,131	$33,075	$93	$9,880	$44,179
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2017 and December 31, 2016, there were $1.42 million and $1.24 million in unbilled rent amount which is included in rents and other tenant receivables, net. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three months ended March 31, 2017 and 2016, the Company recognized percentage rents of $87 thousand and $70 thousand, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements and other revenues." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three months ended March 31, 2017 and 2016.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $41 thousand and $107 thousand for 2017 and 2016 federal and state income tax expenses as of March 31, 2017 and December 31, 2016. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Costs incurred to manage, lease and administer the Non-REIT Properties are allocated to the TRS. These costs include compensation and benefits, property management, leasing and other corporate, general and administrative expenses associated with generating the TRS' revenues.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $76 thousand and $62 thousand for the three months ended March 31, 2017 and 2016, respectively.

Assets Held For Sale

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Corporate General and Administrative Expense

A detail for the "Corporate General & Administrative" line item from the Condensed Consolidated Statements of Operations is presented below (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Compensation and benefits	$683	$968
Professional fees	637	378
Corporate administration	257	235
Capital related costs	220	62
Acquisition and development costs	260	413
Travel	66	136
Advertising	60	62
Taxes and licenses	49	28
Total	$2,232	$2,282
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

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. The accounting for leases under which we are the lessor remains largely unchanged. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. While we are currently assessing the impact of the standard on our financial position and results of operations we expect the primary impact to be on those ground leases which we are the lessor. The new standard will result in the recording of right of use assets and lease obligations. See Note 9 for the Company’s current lease commitments. The Company continues to evaluate the impact of ASU 2016-02 on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This ASU is effective for annual periods beginning after December 15, 2016 and early adoption is permitted.  The Company adopted this ASU as of January 1, 2017 and applied prospectively. The adoption did not have a material impact on the financial position or results of operations.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

In February 2015, the FASB issued ASU 2015-02 related to ASC Topic 810, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” This new guidance changes the identification of variable interests, the variable interest entity (“VIE”) characteristics for a limited partnership or similar entity, and primary beneficiary determination. The guidance also eliminates the presumption that a general partner controls a limited partnership.  The ASU is effective for annual periods beginning after December 15, 2015.  The Company has adopted this ASU with no material impact on the Company’s consolidated financial statements. In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810) Interests Held through Related Parties That are under Common Control,” which amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE.  The ASU is effective for annual periods beginning after December 15, 2016. The Company adopted this ASU as of January 1, 2017. The adoption did not have a material impact on the financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied prospectively. The adoption of this standard will most likely result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350):  Simplifying the test for Goodwill Impairment.” The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019 and early adoption is permitted on testing dates after January 1, 2017. The new standard is to be applied prospectively. The Company will adopt this ASU in 2020 and does not expect the adoption to materially impact its financial position or results of operations.

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This amendment provides guidance for partial sales of nonfinancial assets. This ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The standard is to be applied retrospectively or modified retrospectively. The Company is evaluating the impact that ASU 2017-05 on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income. All per share amounts, common units and shares outstanding and stock based compensation amounts for all periods presented reflect our one-for-eight reverse stock split which was effective March 31, 2017.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Investment Properties
Investment properties consist of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Land and land improvements	$90,732	$90,531
Land held for improvement	11,420	11,420
Buildings and improvements	307,704	307,411
Investment properties at cost	409,856	409,362
Less accumulated depreciation	(23,152)	(20,482)
Investment properties, net	$386,704	$388,880
The Company’s depreciation expense on investment properties was $2.67 million and $1.73 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
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
On September 29, 2016, the Company entered into an $11.0 million note receivable for the partial funding of the Sea Turtle Development and an $1.0 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. The balance on the notes receivable at March 31, 2017 is $12.0 million.
5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. As of March 31, 2017 the sales of all Freestanding Properties have occurred and the Company will receive no residual cash flows.
On February 28, 2017, the Company completed its sales of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre for a contract price of approximately $2.29 million, resulting in a gain of $1.51 million.  The Company has defeased the $1.69 million loan payable at a cost of $223 thousand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Assets Held for Sale and Discontinued Operations (continued)

As of March 31, 2017 and December 31, 2016, assets held for sale consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Investment properties, net	$—	$217
Above market lease intangible, net	—	3
Deferred costs and other assets, net	—	146
Total assets held for sale	$—	$366
As of March 31, 2017 and December 31, 2016, liabilities associated with assets held for sale consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
	(unaudited)
Loans payable	$—	$1,350
Total liabilities associated with assets held for sale	$—	$1,350

The condensed consolidated statements of operations reflect reclassifications of revenues, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Revenues	$26	$100
Expenses	1	57
Operating income	25	43
Interest expense	9	22
Income from discontinued operations before gain on disposals	16	21
Gain on disposal of properties	1,513	—
Income from discontinued operations	$1,529	$21

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2017	December 31, 2016
Revere Loan	Interest only	8.00%	April 2017	$7,450	$7,450
Walnut Hill Plaza	$24,273	5.50%	July 2017	3,414	3,440
Bank Line of Credit	Interest only	4.25%	September 2017	3,000	3,000
Columbia Fire Station	Interest only	8.00%	December 2017	497	487
Monarch Bank Building	$9,473	4.15%	December 2017	1,305	1,320
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	3,455	3,492
KeyBank Line of Credit	Interest only	Libor + 250 basis points	May 2018	68,032	74,077
Lumber River	Interest only	Libor + 295 basis points	June 2018	1,500	1,500
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,400
Harbor Point	$11,024	5.85%	December 2018	626	649
Riversedge North	$8,802	6.00%	January 2019	901	914
DF I-Moyock	$10,665	5.00%	July 2019	281	309
Rivergate	Interest only	Libor + 295 basis points	December 2019	24,213	24,213
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	2,357	2,369
Folly Road	Interest only	4.00%	March 2020	6,181	—
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,863	5,908
Twin City Commons	$17,827	4.86%	January 2023	3,155	3,170
Tampa Festival	$50,797	5.56%	September 2023	8,468	8,502
Forrest Gallery	$50,973	5.40%	September 2023	8,768	8,802
South Carolina Food Lions Note	$68,320	5.25%	January 2024	12,180	12,224
Cypress Shopping Center	$34,360	4.70%	July 2024	6,559	6,585
Port Crossing	$34,788	4.84%	August 2024	6,343	6,370
Freeway Junction	$31,265	4.60%	September 2024	8,087	8,119
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,601	3,617
Graystone Crossing	$15,672	4.55%	October 2024	3,973	3,990
Bryan Station	$17,421	4.52%	November 2024	4,600	4,619
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,450
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
Chesapeake Square	$23,857	4.70%	August 2026	4,559	4,578
Perimeter Square	Interest only	4.06%	August 2026	4,500	4,500
Sangaree/Tri-County/Berkley	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,515	8,516
Total Principal Balance				312,993	313,698
Unamortized debt issuance cost				(7,100)	(7,725)
Total Loans Payable				$305,893	$305,973

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio. On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used proceeds from the 2016 Series B Preferred Stock Offering to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.30%.

As of March 31, 2017, the Company has borrowed $68.03 million under the Credit Agreement, which is collateralized by 16 properties. At March 31, 2017, the outstanding borrowings are accruing interest at 3.46%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants under the Credit Agreement as of March 31, 2017. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of March 31, 2017, the Company has not incurred an event of default.

Senior Convertible Notes Amendment

Effective as of April 28, 2016, the Company and certain investors: Calapasas West Partners, L.P.; Full Value Partners, L.P.; Full Value Special Situations Fund, L.P.; MCM Opportunity Partners, L.P.; Mercury Partners, L.P.; Opportunity Partners, L.P.; Special Opportunities Fund, Inc.; and Steady Gain Partners, L.P. (collectively the “Bulldog Investors”) amended the convertible 9% senior notes (“Amended Convertible Notes”) to purchase shares of the Company’s common stock. Prior to the amendment, the aggregate principal amount of the Convertible Notes ("Convertible Notes") was $3.00 million.

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of common stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of common stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares. As of March 31, 2017, the Bulldog Investors have converted approximately $1.64 million of principal amount into 1,417,079 shares of the Company's Common Stock, the maximum number of shares allowed.

Folly Road Refinance

In March 2017, the Company executed a promissory note for $8.57 million to refinance the Folly Road collateralized portion of the KeyBank Credit Agreement totaling $6.05 million. The loan matures in March 2020 with monthly interest only payments due through April 2018 at which time monthly principal and interest payments begin based on a 25 year amortization.  The loan bears interest at 4.00%. As of March 31, 2017, $6.18 million has been borrowed on the note with the remaining $2.39 million available for construction and development.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of March 31, 2017, the Company believes it is in compliance with all applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2017 are as follows (in thousands):

For the Periods Ending March 31,

(unaudited)
2018	$20,804
2019	74,141
2020	33,770
2021	6,952
2022	1,776
Thereafter	175,550
Total principal maturities	$312,993

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities for the next year of $20.80 million. Included in the $20.80 million is the Revere Term Loan of $7.45 million which has a maturity date of April 30, 2017. A $450 thousand principal payment and $140 thousand extension fee were made on this loan on May 1, 2017 and, as a result, the loan maturity date has been extended to April 30, 2018, as disclosed in Note 11. There are an additional five loans totaling $11.67 million that have maturities in the next twelve months, each collateralized by properties within our portfolio. The Company expects to meet these short-term liquidity requirements, including maturing loans, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	borrowings under our revolving credit facility; and

•	refinancing of maturing debt.

Management is currently working with lenders to refinance the five loans noted above. The loans are expected to have customary interest rates similar to the five loans noted above. They are subject to formal lender commitment, definitive documentation and customary conditions.

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2017 are as follows (in thousands):

For the Periods Ending March 31,
(unaudited)
2018	$43,349
2019	37,862
2020	31,200
2021	23,661
2022	17,795
Thereafter	48,288
Total minimum rentals	$202,155

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity
Common Stock One-for-Eight Reverse Stock Split
On February 27, 2017, we announced that our Board of Directors had approved the Reverse Stock Split. The Reverse Stock Split took effect at approximately 5:00 p.m. Eastern Time on March 31, 2017 (the “Effective Time”). At the Effective Time, every eight issued and outstanding shares of common stock were converted into one share of common stock, and as a result, the number of outstanding shares of common stock was reduced from approximately 68,707,755 to approximately 8,588,470. At the Effective Time, the number of authorized shares of common stock was also reduced, on a one-for-eight basis, from 150,000,000 to 18,750,000. The par value of each share of common stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company's transfer agent, aggregated all fractional shares that otherwise would have been issued as a result of the Reverse Stock Split and those shares were sold into the market. Shareholders who would otherwise hold a fractional share of the Company's stock received a cash payment from the net proceeds of the sale in lieu of such fractional shares. All share and share-related information presented in this Quarterly Report on Form 10-Q, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.
Series A Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 562 and 4,500 shares of no par value Series A Preferred Stock (“Series A Preferred”) issued and outstanding with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 1,871,244 and 5,000,000 shares of no par value Series B Preferred Stock (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.78 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred Stock has no redemption rights. However, the Series B Preferred Stock is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred Stock will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share. In addition, holders of our Series B Preferred Stock also have the option, at any time, to convert shares of our Series B Preferred Stock into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred Stock shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B Stock has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 248,325 warrants were issued. Each warrant permits investors to purchase one share of Common Stock at an exercise price of $44 per share, subject to adjustment. The warrants expire in April 2019.

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2017 and December 31, 2016, the Company had 2,237,000 and 4,000,000 shares of no par value Series D Preferred Stock (“Series D Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $55.93 million in aggregate. Until September 21, 2023, the holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred Stock may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option. The Series D Preferred Stock requires the Company maintain asset coverage of at least 200%.

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
As of March 31, 2017, the below shares are able to be converted to common stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's common stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	March 31, 2017
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	761,888	607,877
Series B Preferred Stock	1,871,244	1,169,528
Series D Preferred Stock	2,237,000	3,297,465
Warrants to purchase		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Common unit and common shareholders	$3,917	$3,735
Preferred shareholders	2,483	511
Total	$6,400	$4,246

On March 17, 2017, the Company declared a $0.0175 per share dividend payable on or about April 28, 2017 to shareholders and unitholders of record as of March 31, 2017. Accordingly, the Company has accrued $1.31 million as of March 31, 2017 for this dividend.
During the three months ended March 31, 2017, the Company declared quarterly dividends of $2.29 million to preferred shareholders of record as of March 31, 2017 to be paid on April 15, 2017. Accordingly, the Company has accrued $2.29 million as of March 31, 2017 for this dividend.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

Effective April 1, 2017 the Company Board of Directors has approved a change in the Company's common stock dividend payment schedule such that future dividends are expected to be paid quarterly commencing in July 2017 to shareholders of record on June 30, 2017.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company.

During the three months ended March 31, 2017, the Company issued 11,465 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $155 thousand. As of March 31, 2017, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's common stock to employees, directors, officers and consultants for services rendered to the Company.

During the three months ended March 31, 2017, the Company issued 70,678 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $965 thousand. As of March 31, 2017, there are 549,721 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2017	2016	Expiration Year
Amscot	$5	$5	2045
Beaver Ruin Village	11	11	2054
Beaver Ruin Village II	5	4	2056
Leased office space Charleston, SC	25	17	2019
Moncks Corner	30	—	2040
Devine Street	63	—	2035
	$139	$37

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited, in thousands):

For the Period Ended March 31,
2018	$521
2019	525
2020	467
2021	440
2022	480
Thereafter	9,891
$12,324

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 23%, 72% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2017. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates.

	March 31,
	2017	2016
	(unaudited, in thousands)
Amounts paid to affiliates	$9	$76
Amounts received from affiliates	$471	$302
Amounts due from affiliates	$1,566	$465
Notes receivable	$12,000	$—
As discussed in Note 4, the Company has loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company is performing development, leasing, property and asset management services for Sea Turtle Development. Development fees of 5% of hard costs incurred are paid to the Company. Leasing, property and asset management fees are consistent with those charged for services provided to non-related properties. Amounts due from affiliates include $770 thousand in accrued interest on the notes receivable and $207 thousand in development fees at March 31, 2017.

11. Subsequent Events
On May 1, 2017, the Company extended the $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K for the year ended December 31, 2016. All per share amounts, common units and shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the "Reverse Stock Split"), which was effective March 31, 2017. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.
Executive Overview
The March 31, 2017 three month periods include the combined operations of all properties owned at December 31, 2016 as described in our 2016 Form 10-K. Conversely, the March 31, 2016 three month periods include the combined operations of all properties owned at December 31, 2015 as described in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2016 annual and 2017 three month periods (collectively referred to as “same stores”) and of those properties acquired after December 31, 2015 (collectively referred to as “new stores”). This illustrates the significant impact these properties acquired during 2016 had on our results of operations.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended March 31,
	2017	2016
Renewals:
Leases renewed with rate increase (sq feet)	92,223	26,081
Leases renewed with rate decrease (sq feet)	16,804	—
Leases renewed with no rate change (sq feet)	70,094	5,975
Total leases renewed (sq feet)	179,121	32,056

Leases renewed with rate increase (count)	22	7
Leases renewed with rate decrease (count)	3	—
Leases renewed with no rate change (count)	8	3
Total leases renewed (count)	33	10

Option exercised (count)	12	4

Weighted average on rate increases (per sq foot)	$0.70	$1.14
Weighted average on rate decreases (per sq foot)	$(0.60)	$—
Weighted average rate (per sq foot)	$0.30	$0.93
Weighted average change over prior rates	3.50%	7.39%

New Leases:
New leases (sq feet)	54,279	18,937
New leases (count)	18	10
Weighted average rate (per sq foot)	$13.92	$14.03

Gross Leasable Area Expiring during the next 12 months	9.86%	8.57%
Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.
Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2016 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2017. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2017	2016	Change	% Change
PROPERTY DATA:		(in thousands)
Number of properties owned and leased at period end (1)	64	42	22	52.38%
Aggregate gross leasable area at period end (1)	4,906,511	3,151,358	1,755,153	55.70%
Ending occupancy rate at period end (1)	93.00%	93.88%	(0.88)%	(0.94)%
FINANCIAL DATA:
Rental revenues	$11,129	$6,742	$4,387	65.07%
Asset management fees	162	255	(93)	(36.47)%
Commissions	115	153	(38)	(24.84)%
Other non-property development income	136	—	136	—%
Tenant reimbursements and other revenues	2,780	1,988	792	39.84%
Total Revenue	14,322	9,138	5,184	56.73%
EXPENSES:
Property operations	3,994	2,675	1,319	49.31%
Non-REIT management and leasing services	271	377	(106)	(28.12)%
Depreciation and amortization	6,400	4,880	1,520	31.15%
Provision for credit losses	252	88	164	186.36%
Corporate general & administrative	2,232	2,282	(50)	(2.19)%
Total Operating Expenses	13,149	10,302	2,847	27.64%
Operating Income (Loss)	1,173	(1,164)	2,337	200.77%
Interest income	356	1	355	35,500.00%
Interest expense	(4,177)	(2,420)	(1,757)	(72.60)%
Net Loss from Continuing Operations Before Income Taxes	(2,648)	(3,583)	935	26.10%
Income tax expense	(41)	—	(41)	—%
Net Loss from Continuing Operations	(2,689)	(3,583)	894	24.95%
Discontinued Operations
Income from operations	16	21	(5)	(23.81)%
Gain on disposal of properties	1,513	—	1,513	—%
Net Income from Discontinued Operations	1,529	21	1,508	7,180.95%
Net Loss	(1,160)	(3,562)	2,402	67.43%
Net loss attributable to noncontrolling interests	(41)	(333)	292	87.69%
Net Loss Attributable to Wheeler REIT	$(1,119)	$(3,229)	$2,110	65.35%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Same Store and New Store Operating Income

The following table provides same store and new store financial information. The discussion below primarily focuses on same store results of operations since all twenty-three of our 2016 retail acquisitions occurred subsequent to March 31, 2016.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
			(in thousands)
Property revenues	$8,734	$8,730	$5,175	$—	$13,909	$8,730
Property expenses	2,546	2,675	1,448	—	3,994	2,675
Property Net Operating Income	6,188	6,055	3,727	—	9,915	6,055
Asset Management and Commission Revenue	277	408	—	—	277	408
Other non-property income	136	—	—	—	136	—
Other Income	413	408	—	—	413	408
Non-REIT management and leasing services	271	377	—	—	271	377
Depreciation and amortization	3,854	4,880	2,546	—	6,400	4,880
Provision for credit losses	229	88	23	—	252	88
Corporate general & administrative	2,065	2,282	167	—	2,232	2,282
Total Other Operating Expenses	6,419	7,627	2,736	—	9,155	7,627
Interest income	356	1	—	—	356	1
Interest expense	(2,600)	(2,420)	(1,577)	—	(4,177)	(2,420)
Net Loss from Continuing Operations Before Income Taxes	(2,062)	(3,583)	(586)	—	(2,648)	(3,583)
Income tax expense	(41)	—	—	—	(41)	—
Net Loss from Continuing Operations	(2,103)	(3,583)	(586)	—	(2,689)	(3,583)
Discontinued Operations
Income from operations	16	21	—	—	16	21
Gain on disposal of properties	1,513	—	—	—	1,513	—
Net Income from Discontinued Operations	1,529	21	—	—	1,529	21
Net Loss	$(574)	$(3,562)	$(586)	$—	$(1,160)	$(3,562)

Property Revenues
Total same store property revenues for the three month periods ended March 31, 2017 and 2016 were consistent at $8.73 million.

New store revenues for the three month periods ended March 31, 2017 and 2016 were $5.18 million and $0, respectively. The three month period ended March 31, 2017 represents a full period of operations reported for the twenty-three retail acquisitions made in 2016. These properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.

Property Expenses
Total same store property expenses for the three month periods ended March 31, 2017 and 2016 were $2.55 million and $2.68 million, respectively. The decrease was primarily due to the following:

•	$110 thousand decrease in grounds and landscaping and parking lot repairs needed;

•	$31 thousand decrease in real estate taxes.

Total property expenses increased primarily due to new store increases of $1.45 million for the three month period ended March 31, 2017, respectively, over the comparable prior year period. There were no significant unusual or non-recurring items included in new store property expenses for the three month period ended March 31, 2017.

Property Net Operating Income

Total property net operating income for the three month periods ended March 31, 2017 and 2016 were $9.91 million and $6.05 million, respectively, representing an increase of $3.86 million. New stores accounted for the majority of these increases by generating $3.73 million in property net operating income for the three month period ended March 31, 2017, compared to $0 for the three month period ended March 31, 2016.

Other Income

Total other income for the three month periods ended March 31, 2017 and 2016 were $413 thousand and $408 thousand, respectively, representing an increase of $5 thousand. The increase is a result of $136 thousand of development fees earned on the Sea Turtle Development project offset by a decrease of $131 thousand in asset management and commission revenue.

Other Operating Expenses
Same store other operating expenses for the three month periods ended March 31, 2017 and 2016 were $6.42 million and $7.63 million, respectively, representing a decrease of $1.21 million primarily due to the following:

•	$1.03 million decrease in depreciation and amortization expense from additional assets becoming fully depreciated;

•
$0.22 million decrease in general and administrative expenses, primarily a result of decreased acquisitions costs and capital related items, salaries and compensation due to elimination of Chief Operating Officer role in 2016, offset by an increase in professional fees as a result of year-end audit;

•	$106 thousand decrease in non-REIT management and leasing services due to less third party activity; and

•	Partially offset by an increase in provision for credit losses of $141 thousand.

Total other operating expenses increased by $1.53 million for the three month period ended March 31, 2017 due to an overall increase in depreciation and amortization resulting from the additional expense associated with the twenty-three properties acquired in 2016.

General and administrative expenses during the three month period ended March 31, 2017 included approximately $587 thousand of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

Three Months Ended March 31, 2017
(unaudited, thousands)
Acquisition costs	$260
Capital related costs	220
Other	107
$587
Acquisition expenses were primarily related to financial statement audits and sourcing and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis including non-cash expenses such as vacation accrual.
Interest Income

Same store interest income was $356 thousand for the three month period ended March 31, 2017, which represent increases of $355 thousand as compared to $1 thousand for the three period ended March 31, 2016. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable recognized during the three months ended March 31, 2017.

Interest Expense
During the three month period ended March 31, 2017, same store interest expense increased $180 thousand when compared the period in 2016, primarily due to incremental debt service associated with additional borrowings.

Total interest expense for the three month period ended March 31, 2017 increased by $1.76 million, which is primarily attributed to amortization of loan costs and the incremental debt service associated with the additional borrowings utilized to acquire the twenty-three retail properties occurring subsequent to March 31, 2016.

Discontinued Operations

Net income from discontinued operations totaled $1.53 million for the three month period ended March 31, 2017, compared to a net income of $21 thousand for three month period ended March 31, 2016. The increase is due to the sale of Ruby Tuesdays/Outback at Pierpont occurring during the three months ended March 31, 2017.

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
Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	Same Stores		New Stores		Total		Period Over Period Changes
	2017	2016	2017	2016	2017	2016	$	%
				(in thousands)
Net loss	$(574)	$(3,562)	$(586)	$—	$(1,160)	$(3,562)	$2,402	67.43%
Depreciation and amortization of real estate assets	3,854	4,880	2,546	—	6,400	4,880	1,520	31.15%
Gain on sale of discontinued operations	(1,513)	—	—	—	(1,513)	—	(1,513)	—%
FFO	$1,767	$1,318	$1,960	$—	$3,727	$1,318	$2,409	182.78%

During the three month period ended March 31, 2017, same store FFO increased $449 thousand primarily due to the following:

•	$133 thousand increase in property net operating income;

•	$355 thousand increase in interest income as a result of notes receivable; and

•	Offset by an increase in income tax expense.

Total FFO increased $2.41 million for the three month period ended March 31, 2017 compared to the same period in 2016, primarily due to the expansion of operations resulting from the twenty-three retail acquisitions occurring subsequent to March 31, 2016 that contributed incremental new store FFO of $1.96 million when compared to the same period prior year.
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
Total AFFO for the three month periods ended March 31, 2017 and 2016, respectively, is shown in the table below:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
FFO	$3,727	$1,318
Preferred stock dividends	(2,483)	(511)
Preferred stock accretion adjustments	195	89
FFO available to common shareholders and common unitholders	1,439	896
Acquisition costs	260	413
Capital related costs	220	62
Other non-recurring and non-cash expenses	107	237
Share-based compensation	377	150
Straight-line rent	(185)	(7)
Loan cost amortization	763	190
Accrued interest income	(118)	—
Above/below market lease amortization	193	72
Recurring capital expenditures and tenant improvement reserves	(206)	(139)
AFFO	$2,850	$1,874
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series D Preferred Stock. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At March 31, 2017, our consolidated cash and cash equivalents totaled $4.66 million compared to consolidated cash and cash equivalents of $4.86 million at December 31, 2016. Cash flows from operating activities, investing activities and financing activities for the three month period ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2017	2016	$	%
		(in thousands)
Operating activities	$6,821	$628	$6,193	986.15%
Investing activities	$1,376	$(332)	$1,708	514.46%
Financing activities	$(8,396)	$(3,997)	$(4,399)	(110.06)%
Operating Activities
During the three months ended March 31, 2017, our cash flows from operating activities were $6.82 million, compared to cash flows from operating activities of $628 thousand during the three months ended March 31, 2016, representing an increase of $6.19 million. This increase is primarily the result of a $2.40 million decrease in our consolidated net loss due to factors discussed in the Results of Operations section above, specifically the additional FFO of $1.96 million from new retail properties that were acquired in 2016. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions accompanied by an increase in prepaid rents primarily due to new stores and an increase of $1.52 million add-back related to depreciation and amortization.
Investing Activities
During the three months ended March 31, 2017, our cash flows from investing activities were $1.38 million, compared to cash flows used in investing activities of $332 thousand during the three months ended March 31, 2016, representing an increase of $1.71 million due to the following:

•	$1.87 million cash received for disposal of properties as a result of the sale of Ruby Tuesdays/Outback at Pierpont Shopping Center;

•	Partially offset by an $125 thousand increase in capital expenditures related to the twenty-three properties acquired after March 31, 2016.

Financing Activities

During the three months ended March 31, 2017, our cash flows used in financing activities were $8.40 million, compared to $4.00 million of cash flows used in financing activities during the three months ended March 31, 2016, representing an increase of $4.40 million due to the following:

•	$2.05 million in cash outflows for dividends and distributions primarily as a result of Series B and D preferred stock offerings after March 31, 2016;

•	$1.69 million in cash outflows for paydown of debt related to the sale of Ruby Tuesdays//Outback at Pierpont Shopping Center; and

•	$583 thousand in cash outflows primarily resulting from the incremental increase in debt service.

As of March 31, 2017 and December 31, 2016, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Fixed-rate notes	$216,891	$211,539
Adjustable-rate mortgages	28,070	28,082
Fixed-rate notes, assets held for sale	—	1,350
Floating-rate line of credit	68,032	74,077
Total debt	$312,993	$315,048

The weighted-average interest rate and term of our fixed-rate debt are 4.77% and 7.51 years, respectively, at March 31, 2017. We have $20.80 million of debt maturing during the twelve months ending March 31, 2018. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Footnote 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at March 31, 2017 are $20.80 million in debt maturities due within the following year, debt service payments, Series B and Series D Preferred Stock dividends (approximately $9.2 million), margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $1.68 per share (approximately $15.71 million) targeted annual Common Stock dividends we are planning to pay on a quarterly basis. Included in the $20.80 million is the Revere Term Loan of $7.45 million which has a maturity date of April 30, 2017. On May 1, 2017, the Company extended the $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. There are an additional five loans totaling $11.67 million that have maturities in the next twelve months, each collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.
Our success in refinancing the debt and executing on our growth strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.
We believe significant opportunities exist in the current commercial real estate environment that will enable us to sufficiently leverage our capital and execute our growth plan. Several factors are contributing to an increased supply in available properties for acquisition, including a significant level of maturities of CMBS debt, strategic shifts by larger REITs to reduce debt levels and exit certain markets. We believe the public REIT model provides a unique growth vehicle whereby we can either acquire properties through traditional third party acquisitions using a combination of cash generated in the capital markets and debt financing; contributions of properties by third parties in exchange for common units issued by the Operating Partnership; and contributions of existing properties owned by Mr. Wheeler and his affiliates in exchange for common units issued by the Operating Partnership. Additionally, access to public market capital enhances our ability to formulate acquisition structures and terms that better meet our growth strategies.

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
Off-Balance Sheet Arrangements
As of March 31, 2017, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At March 31, 2017, approximately $216.89 million, or 69.30%, of our debt had fixed interest rates and approximately $96.10 million, or 30.70%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $961 thousand per year. At March 31, 2017, LIBOR was approximately 79 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $758 thousand per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2017 (the end of the period covered by this Form 10-Q).
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (18)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (20)

3.4	Articles of Amendment and Restatement, effective March 31, 2017. (9)

3.5	Articles of Amendment and Restatement, effective March 31, 2017. (9)

3.6	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Certificate of Common Stock of Registrant. (9)

4.2	Form of Certificate of Series B Preferred Stock of Registrant. (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (18)

4.4	Form of Warrant Certificate of Registrant. (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering. (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (14)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (15)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (15)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (15)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (15)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (15)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (15)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (15)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (19)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (18)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (20)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan. (21)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan. (17)

10.8	Employment Agreement with Jon S. Wheeler. (12)

10.9	Employment Agreement with Robin A. Hanisch. (12)

10.10	Employment Agreement with Wilkes Graham. (12)

10.11	Subordination Agreement. (5)

10.12	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.13	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (10)

10.14	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (10)

10.15	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (10)

10.16	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank National Association. (11)

10.17	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (14)

10.18	First Amendment and Joinder Agreement to KeyBank Credit Agreement dated April 12, 2016. (14)

10.19	Second Amendment and Joinder Agreement to KeyBank Credit Agreement dated December 7, 2016. (13)

10.20	Tax Protection Agreement dated February 8, 2017. (16)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (22)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (22)

101.INS	XBRL Instance Document. (22)

101.SCH	XBRL Taxonomy Extension Schema Document. (22)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (22)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (22)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (22)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (22)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form S-8, filed on April 7, 2017 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on filed on April 3, 2017 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on December 12, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 12, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(22)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	May 2, 2017