Form 10-Q
period 2017-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2017-08-08
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were 8,673,293 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
Investment properties, net	$384,432	$388,880
Cash and cash equivalents	7,052	4,863
Restricted cash	9,242	9,652
Rents and other tenant receivables, net	3,670	3,984
Related party receivables	1,803	1,456
Notes receivable	12,000	12,000
Goodwill	5,486	5,486
Assets held for sale	—	366
Above market lease intangible, net	10,954	12,962
Deferred costs and other assets, net	42,121	49,397
Total Assets	$476,760	$489,046
LIABILITIES:
Loans payable, net	$305,018	$305,973
Liabilities associated with assets held for sale	—	1,350
Below market lease intangible, net	11,112	12,680
Accounts payable, accrued expenses and other liabilities	9,708	9,610
Dividends payable	5,473	1,711
Total Liabilities	331,311	331,324
Commitments and contingencies
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 2,237,000 shares issued and outstanding; $55.93 million aggregate liquidation preference)	52,869	52,530

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,871,244 shares issued and outstanding; $46.78 million aggregate liquidation preference)	40,776	40,733
Common Stock ($0.01 par value, 18,750,000 shares authorized, 8,666,646 and 8,503,819 shares issued and outstanding, respectively)	87	85
Additional paid-in capital	226,075	223,939
Accumulated deficit	(183,729)	(170,377)
Total Shareholders’ Equity	83,662	94,833
Noncontrolling interests	8,918	10,359
Total Equity	92,580	105,192
Total Liabilities and Equity	$476,760	$489,046
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE:
Rental revenues	$11,027	$8,455	$22,156	$15,197
Asset management fees	500	205	662	460
Commissions	194	91	309	244
Tenant reimbursements and other revenues	2,998	2,333	5,914	4,321
Total Revenue	14,719	11,084	29,041	20,222
OPERATING EXPENSES:
Property operations	3,747	2,797	7,741	5,472
Non-REIT management and leasing services	636	279	907	656
Depreciation and amortization	6,309	5,432	12,709	10,312
Provision for credit losses	168	77	420	165
Corporate general & administrative	1,317	2,512	3,549	4,794
Total Operating Expenses	12,177	11,097	25,326	21,399
Operating Income (Loss)	2,542	(13)	3,715	(1,177)
Gain on disposal of properties	1,022	—	1,022	—
Interest income	360	1	716	2
Interest expense	(4,570)	(3,742)	(8,747)	(6,162)
Net Loss from Continuing Operations Before Income Taxes	(646)	(3,754)	(3,294)	(7,337)
Income tax expense	(69)	—	(110)	—
Net Loss from Continuing Operations	(715)	(3,754)	(3,404)	(7,337)
Discontinued Operations
Income from operations	—	55	16	76
(Loss) gain on disposal of properties	(11)	688	1,502	688
Net (Loss) Income from Discontinued Operations	(11)	743	1,518	764
Net Loss	(726)	(3,011)	(1,886)	(6,573)
Less: Net loss attributable to noncontrolling interests	(13)	(313)	(54)	(646)
Net Loss Attributable to Wheeler REIT	(713)	(2,698)	(1,832)	(5,927)
Preferred stock dividends	(2,494)	(512)	(4,977)	(1,023)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,207)	$(3,210)	$(6,809)	$(6,950)

Loss per share from continuing operations (basic and diluted)	$(0.37)	$(0.46)	$(0.96)	$(0.91)
Income per share from discontinued operations	—	0.08	0.17	0.08
	$(0.37)	$(0.38)	$(0.79)	$(0.83)
Weighted-average number of shares:
Basic and Diluted	8,628,204	8,410,618	8,591,458	8,347,367

Dividends declared per common share	$0.34	$0.42	$0.76	$0.84
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2016	562	$453	1,871,244	$40,733	8,503,819	$85	$223,939	$(170,377)	$94,833	761,954	$10,359	$105,192
Accretion of Series B Preferred Stock discount	—	—	—	43	—	—	—	—	43	—	—	43
Conversion of senior convertible notes to Common Stock	—	—	—	—	2,509	—	31	—	31	—	—	31
Conversion of operating partnership units to Common Stock	—	—	—	—	62,023	1	711	—	712	(62,023)	(712)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	98,295	1	1,278	—	1,279	—	—	1,279
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(66)	(1)	(1)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	116	—	116	—	(116)	—
Dividends and distributions	—	—	—	—	—	—	—	(11,520)	(11,520)	—	(558)	(12,078)
Net loss	—	—	—	—	—	—	—	(1,832)	(1,832)	—	(54)	(1,886)
Balance, June 30, 2017 (Unaudited)	562	$453	1,871,244	$40,776	8,666,646	$87	$226,075	$(183,729)	$83,662	699,865	$8,918	$92,580
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,886)	$(6,573)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	5,305	3,753
Amortization	7,404	6,559
Loan cost amortization	1,827	835
Above (below) market lease amortization, net	383	72
Share-based compensation	601	411
Gain on disposal of properties	(1,022)	—
Gain on disposal of properties-discontinued operations	(1,502)	(688)
Provision for credit losses	420	165
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	299	267
Unbilled rent	(404)	(140)
Related party receivables	(347)	62
Cash restricted for operating property reserves	243	(739)
Deferred costs and other assets, net	(134)	(1,214)
Accounts payable, accrued expenses and other liabilities	2,676	2,958
Net operating cash flows provided by discontinued operations	32	(1)
Net cash from operating activities	13,895	5,727
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(8,680)
Capital expenditures	(2,179)	(1,210)
Decrease in capital property reserves	144	149
Increase in cash restricted for property acquisitions	—	(837)
Cash received from disposal of properties	2,416	—
Cash received from disposal of properties-discontinued operations	1,871	1,384
Net cash from (used in) investing activities	2,252	(9,194)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(570)	(3,330)
Dividends and distributions paid	(9,791)	(8,365)
Offering costs on preferred stock	(18)	—
Loan proceeds	11,976	11,000
Loan principal payments	(13,868)	(3,653)
Net financing cash flows used in discontinued operations	(1,687)	(11)
Net cash used in financing activities	(13,958)	(4,359)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,189	(7,826)
CASH AND CASH EQUIVALENTS, beginning of period	4,863	10,478
CASH AND CASH EQUIVALENTS, end of period	$7,052	$2,652
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$60,320
Noncontrolling interests resulting from the issuance of common units	$—	$3,499
Conversion of common units to common stock	$712	$—
Conversion of senior convertible debt into common stock	$31	$1,600
Accretion of preferred stock discounts	$400	$177
Other Cash Transactions:
Cash paid for taxes	$122	$—
Cash paid for interest	$6,838	$5,074
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and six months ended June 30, 2017 and 2016.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2017 and December 31, 2016, the Company’s allowance for uncollectible accounts totaled $772 thousand and $691 thousand, respectively. During the three and six months ended June 30, 2017, the Company recorded bad debt expenses in the amount of $168 thousand and $420 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2016, the Company recorded bad debt expenses in the amount of $77 thousand and $165 thousand, respectively. During the three and six months ended June 30, 2017 and 2016, the Company did not realize any recoveries related to tenant receivables previously written off.

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
Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Leases in place, net	$30,529	$35,655
Tenant relationships, net	8,841	10,944
Lease origination costs, net	1,104	1,096
Other	948	517
Deposits on acquisitions	611	1,086
Legal and marketing costs, net	88	99
Total Deferred Costs and Other Assets, net	$42,121	$49,397

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place, legal and marketing costs, and tenant relationships represents a component of depreciation and amortization expense. As of June 30, 2017 and December 31, 2016, the Company’s intangible accumulated amortization totaled $35.54 million and $28.55 million, respectively. During the three and six months ended June 30, 2017, the Company’s intangible amortization expense totaled $3.68 million and $7.40 million, respectively. During the three and six months ended June 30, 2016, the Company’s intangible amortization expense totaled $3.41 million and $6.56 million, respectively. As of June 30, 2017, the Company's annual amortization for its lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows (in thousands, unaudited):

	Leases In Place, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining six months ended December 31, 2017	$4,525	$1,815	$161	$11	$6,512
December 31, 2018	7,219	2,635	235	17	10,106
December 31, 2019	5,264	1,668	168	14	7,114
December 31, 2020	3,786	962	125	11	4,884
December 31, 2021	2,467	546	109	9	3,131
December 31, 2022	2,019	429	70	6	2,524
Thereafter	5,249	786	236	20	6,291
	$30,529	$8,841	$1,104	$88	$40,562
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2017 and December 31, 2016, there were $1.64 million and $1.24 million in unbilled rent amount which is included in rents and other tenant receivables, net. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three and six months ended June 30, 2017, the Company recognized percentage rents of $48 thousand and $135 thousand, respectively. During the three and six months ended June 30, 2016, the Company recognized percentage rents of $87 thousand and $157 thousand, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements and other revenues." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and six months ended June 30, 2017 and 2016.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2017, the Company recognized lease termination fees of $21 thousand and $21 thousand, respectively. The Company did not recognize any lease termination fees in 2016.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $96 thousand and $107 thousand for 2017 and 2016 federal and state income taxes as of June 30, 2017 and December 31, 2016. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $83 thousand and $143 thousand for the three and six months ended June 30, 2017, respectively. The Company incurred advertising and promotion costs of $91 thousand and $153 thousand for the three and six months ended June 30, 2016, respectively.

Assets Held For Sale and Discontinued Operations

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Corporate General and Administrative Expense

A detail for the "Corporate General & Administrative" line item from the Condensed Consolidated Statements of Operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Professional fees	$315	$412	$952	$790
Compensation and benefits	257	1,080	940	2,048
Acquisition and development costs	339	373	599	786
Capital related costs	166	188	386	250
Corporate administration	94	270	351	505
Advertising	83	91	143	153
Travel	28	85	94	221
Taxes and licenses	35	13	84	41
Total Corporate General & Administrative	$1,317	$2,512	$3,549	$4,794
An allocation of professional fees, compensation and benefits, corporate administration and travel is included in Non-REIT management and leasing services on the statements of operations, which can vary period to period depending on the relative operational fluctuations of these respective services.
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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This updates clarifies when modification accounting guidance in Topic 718 should be applied to a change in terms or conditions of a share-based payment award. This ASU is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The new standard is to be applied prospectively to an award modified on or after the adoption date. The Company does not expect the update to have a material impact on its financial position or results of operations.
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

3. Investment Properties
Investment properties consist of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Land and land improvements	$91,108	$90,531
Land held for improvement	11,170	11,420
Buildings and improvements	307,917	307,411
Investment properties at cost	410,195	409,362
Less accumulated depreciation	(25,763)	(20,482)
Investment properties, net	$384,432	$388,880
The Company’s depreciation expense on investment properties was $2.63 million and $5.31 million for the three and six months ended June 30, 2017, respectively. The Company’s depreciation expense on investment properties was $2.02 million and $3.75 million for the three and six months ended June 30, 2016, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Dispositions
On June 27, 2017, the Company completed the sale of the 2.14 acre land parcel at Carolina Place for a contract price of $250 thousand, resulting in a loss of $11 thousand with net proceeds of $239 thousand.
On June 26, 2017, the Company completed the sale of Steak n' Shake, a 1.06 acre outparcel at Rivergate, for a contract price of approximately $2.25 million, resulting in a gain of $1.03 million with net proceeds of $2.18 million.
The sales of Steak n' Shake outparcel at Rivergate and land parcel at Carolina Place do not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

4. Notes Receivable
The Company, through WD, is performing development services for a related party of the Company, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Marketplace (“Sea Turtle Development”). Sea Turtle Development is a related party as discussed in Note 10.
On September 29, 2016, the Company entered into an $11.0 million note receivable for the partial funding of the Sea Turtle Development and a $1.0 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. The principal balance on the notes receivable at June 30, 2017 is $12.0 million. Accrued but unpaid interest is included in related party receivables on the condensed consolidated balance sheets.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. As of June 30, 2017 the sales of all Freestanding Properties have occurred and the Company will receive no residual cash flows.
On February 28, 2017, the Company completed its sales of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre for a contract price of approximately $2.29 million, resulting in a gain of $1.50 million.  The Company has defeased the $1.69 million loan payable at a cost of $223 thousand.
As of June 30, 2017 and December 31, 2016, assets held for sale consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Investment properties, net	$—	$217
Above market lease intangible, net	—	3
Deferred costs and other assets, net	—	146
Total assets held for sale	$—	$366
As of June 30, 2017 and December 31, 2016, liabilities associated with assets held for sale consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
	(unaudited)
Loans payable	$—	$1,350
Total liabilities associated with assets held for sale	$—	$1,350

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Assets Held for Sale and Discontinued Operations (continued)
The following is a summary of the income from discontinued operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)
Revenues	$—	$106	$26	$206
Expenses	—	31	1	88
Operating income	—	75	25	118
Interest expense	—	20	9	42
Income from discontinued operations before (loss) gain on disposal of properties	—	55	16	76
(Loss) gain on disposal of properties	(11)	688	1,502	688
Net (Loss) Income from discontinued operations	$(11)	$743	$1,518	$764

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2017	December 31, 2016
Walnut Hill Plaza	$24,273	5.50%	July 2017	$3,389	$3,440
Bank Line of Credit	Interest only	4.25%	September 2017	3,000	3,000
Columbia Fire House	Interest only	8.00%	December 2017	254	487
Monarch Bank Building	$9,473	4.15%	December 2017	1,290	1,320
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	3,418	3,492
Revere Loan	Interest only	8.00%	April 2018	6,833	7,450
KeyBank Line of Credit	Interest only	Libor + 250 basis points	May 2018	68,032	74,077
Lumber River	Interest only	Libor + 295 basis points	June 2018	1,500	1,500
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,400
Harbor Point	$11,024	5.85%	December 2018	602	649
Perimeter Square	Interest only	5.50%	December 2018	5,208	4,500
Riversedge North	$8,802	6.00%	January 2019	889	914
DF I-Moyock	$10,665	5.00%	July 2019	253	309
Rivergate	Interest only	Libor + 295 basis points	December 2019	22,689	24,213
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	2,344	2,369
Folly Road	Interest only	4.00%	March 2020	6,181	—
Columbia Fire House construction loan	Interest only	4.00%	May 2020	587	—
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,818	5,908
Twin City Commons	$17,827	4.86%	January 2023	3,140	3,170
Tampa Festival	$50,797	5.56%	September 2023	8,436	8,502
Forrest Gallery	$50,973	5.40%	September 2023	8,736	8,802
South Carolina Food Lions Note	$68,320	5.25%	January 2024	12,138	12,224
Cypress Shopping Center	$34,360	4.70%	July 2024	6,535	6,585
Port Crossing	$34,788	4.84%	August 2024	6,317	6,370
Freeway Junction	$41,798	4.60%	September 2024	8,057	8,119
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,585	3,617
Graystone Crossing	$20,386	4.55%	October 2024	3,959	3,990
Bryan Station	$23,489	4.52%	November 2024	4,583	4,619
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,450
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
Chesapeake Square	$23,857	4.70%	August 2026	4,539	4,578
Sangaree/Tri-County/Berkley	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance				311,438	313,698
Unamortized debt issuance cost				(6,420)	(7,725)
Total Loans Payable				$305,018	$305,973

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio. On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used proceeds from the 2016 Series B Preferred Stock Offering to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.30%. The Credit Agreement matures in May 2018.

As of June 30, 2017, the Company has borrowed $68.03 million under the Credit Agreement, which is collateralized by 16 properties. At June 30, 2017, the outstanding borrowings are accruing interest at 3.70%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2017. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of June 30, 2017, the Company has not incurred an event of default.

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

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares, pre-reverse split. As of June 30, 2017, the Bulldog Investors have converted approximately $1.64 million of principal amount into 1,417,079 shares, pre-reverse split, of the Company's Common Stock, the maximum number of shares allowed.

Folly Road Refinance

On March 22, 2017, the Company executed a promissory note for $8.57 million to refinance the Folly Road collateralized portion of the KeyBank Credit Agreement totaling $6.05 million. The loan matures in March 2020 with monthly interest only payments due through April 2018 at which time monthly principal and interest payments begin based on a 25 year amortization.  The loan bears interest at 4.00%. As of June 30, 2017, $6.18 million has been borrowed on the note with the remaining $2.39 million available for construction and development.

Revere Loan

In May 1, 2017, the Company extended the $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. In June 2017,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

upon the completion of the sale of Carolina Place, as discussed in Note 3, a $167 thousand principal payment was made on the loan. The balance on the loan is $6.83 million at June 30, 2017.

Columbia Fire House Construction Loan

On May 3, 2017, the Company executed a promissory note for $4.30 million related to construction at Columbia Fire House at which time the original Columbia Fire House note was paid down to $262 thousand. The loan matures in May 2020 with monthly interest only payments through November 2018 at which time monthly principal and interest payments begin based on a 20 year amortization. The loan bears interest at 4.00%. As of June 30, 2017, $587 thousand has been borrowed on the note with the remaining $3.71 million available for construction and development.

Perimeter Refinance

On June 14, 2017, the Company executed a promissory note for $6.25 million to refinance the Perimeter loan totaling $4.50 million. The loan matures December 2018 with monthly interest only payments.  Principal is due at maturity. The loan bears interest at 5.50%. As of June 30, 2017, $5.21 million has been borrowed on the note with the remaining $1.04 million available for tenant improvements.

Rivergate Paydown

With the sale of the Steak n' Shake outparcel at Rivergate, as discussed in Note 3, a $1.52 million principal payment was made on the loan. The balance on the Rivergate loan was $22.69 million at June 30, 2017.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of June 30, 2017, the Company believes it is in compliance with all applicable covenants.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2017 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2017	$8,815
December 31, 2018	89,097
December 31, 2019	24,640
December 31, 2020	15,622
December 31, 2021	1,720
December 31, 2022	1,944
Thereafter	169,600
Total principal repayments and debt maturities	$311,438

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled principal repayments and debt maturities for the next twelve months of $87.72 million, which includes the $68.03 million maturity of the KeyBank Line of Credit.  The Company is in the process of refinancing the $3.39 million Walnut Hill Plaza loan which has been extended to October 31, 2017, as discussed in Subsequent Events, Note 11. The Company has the ability to repay the Columbia Fire House loan with available funds from the Columbia Fire House Construction Loan.  All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	sale of additional properties, if necessary.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Management is currently working with lenders to refinance the loans noted above. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2017 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2017	$22,081
December 31, 2018	40,822
December 31, 2019	34,244
December 31, 2020	26,956
December 31, 2021	20,170
December 31, 2022	15,378
Thereafter	43,874
Total minimum rentals	$203,525

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
Series A Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had 562 and 4,500 shares of no par value Series A Preferred Stock (“Series A Preferred”) issued and outstanding with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had 1,871,244 and 5,000,000 shares of no par value Series B Preferred Stock (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.78 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred Stock has no redemption rights. However, the Series B Preferred Stock is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred Stock will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share. In addition, holders of our Series B Preferred Stock also have the option, at any time, to convert shares of our Series B Preferred Stock into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred Stock shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B Stock has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permits investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share, subject to adjustment. The warrants expire in April 2019.

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2017 and December 31, 2016, the Company had 2,237,000 and 4,000,000 shares of no par value Series D Preferred Stock (“Series D Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $55.93 million in aggregate. Until September 21, 2023, the holders of the Series D Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred Stock may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option. The Series D Preferred Stock requires the Company maintain asset coverage of at least 200%. Accretion of Series D Preferred Stock was $356 thousand for the six months ended June 30, 2017.

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
As of June 30, 2017, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	June 30, 2017
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	699,865	656,899
Series B Preferred Stock	1,871,244	1,169,528
Series D Preferred Stock	2,237,000	3,297,465
Warrants to purchase		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Common unit and common shareholders	$3,184	$3,842	$7,101	$7,577
Preferred shareholders	2,494	512	4,977	1,023
Total	$5,678	$4,354	$12,078	$8,600

On May 22, 2017, the Company declared a quarterly $0.34 per share dividend payable on or about July 15, 2017 to common shareholders and unitholders of record as of June 30, 2017. Accordingly, the Company has accrued $3.18 million as of June 30, 2017 for this dividend.
During the three months ended June 30, 2017, the Company declared quarterly dividends of $2.29 million to preferred shareholders of record as of June 30, 2017 to be paid on July 15, 2017. Accordingly, the Company has accrued $2.29 million as of June 30, 2017 for this dividend.

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

During the six months ended June 30, 2017, the Company issued 11,465 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $155 thousand. As of June 30, 2017, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the six months ended June 30, 2017, the Company issued 86,831 shares to consultants and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $1.12 million. As of June 30, 2017, there are 533,568 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Expiration Year
	2017	2016	2017	2016
Amscot	$4	$4	$9	$9	2045
Beaver Ruin Village	12	12	23	23	2054
Beaver Ruin Village II	4	5	9	9	2056
Leased office space Charleston, SC	25	24	50	41	2019
Moncks Corner	31	27	61	27	2040
Devine Street	62	55	125	55	2035
Total Ground Leases	$138	$127	$277	$164

Future minimum lease payments due under the operating leases, including applicable automatic extension options, as of June 30, 2017 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2017	$264
December 31, 2018	530
December 31, 2019	499
December 31, 2020	433
December 31, 2021	485
December 31, 2022	488
Thereafter	9,666
Total minimum lease payments	$12,365

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 23%, 72% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2017. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates.

	June 30,
	2017	2016
	(unaudited, in thousands)
Amounts paid to affiliates	$17	$109
Amounts received from affiliates	$1,241	$608
Amounts due from affiliates	$1,803	$420
Notes receivable	$12,000	$—
As discussed in Note 4, the Company has loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company is performing development, leasing, property and asset management services for Sea Turtle Development. Development fees of 5% of hard costs incurred are paid to the Company. Leasing, property and asset management fees are consistent with those charged for services provided to non-related properties. Amounts due from affiliates include $653 thousand in accrued interest due at maturity on the notes receivable and $228 thousand in development fees at June 30, 2017.

11. Subsequent Events
Walnut Hill Extension
On July 18, 2017, the Company extended the $3.39 million Walnut Hill Loan maturity to October 31, 2017.

KeyBank Credit Agreement
On August 7, 2017, the Company executed a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment changed the interest payment date to the first day of each calendar month and decreased the total commitment on the revolving credit line by $25 million to $50 million effective October 7, 2017. The Company and KeyBank agreed Shoppes at Myrtle Park shall continue to be included in the calculation of the Borrowing Base Availability (as defined in the Credit Agreement) through December 21, 2017.

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
Executive Overview
As of June 30, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Renewals:
Leases renewed with rate increase (sq feet)	25,040	39,107	117,263	65,188
Leases renewed with rate decrease (sq feet)	35,858	—	52,662	—
Leases renewed with no rate change (sq feet)	47,845	37,654	117,939	43,629
Total leases renewed (sq feet)	108,743	76,761	287,864	108,817

Leases renewed with rate increase (count)	13	13	35	20
Leases renewed with rate decrease (count)	2	—	5	—
Leases renewed with no rate change (count)	8	3	16	6
Total leases renewed (count)	23	16	56	26

Option exercised (count)	10	7	22	11

Weighted average on rate increases (per sq foot)	$0.81	$0.71	$0.72	$0.88
Weighted average on rate decreases (per sq foot)	$(1.21)	$—	$1.02	$—
Weighted average rate (per sq foot)	$(0.21)	$0.36	$0.11	$0.53
Weighted average change over prior rates	(2.45)%	3.57%	1.25%	4.78%

New Leases:
New leases (sq feet)	33,792	25,732	88,071	44,669
New leases (count)	14	9	32	19
Weighted average rate (per sq foot)	$13.06	$21.76	$13.59	$18.48

Gross Leasable Area ("GLA") expiring during the next 6 months	3.21%	2.41%	3.21%	2.41%
Based on recent market trends, we believe that these leases will be renewed at amounts and terms comparable to existing lease agreements.
Dispositions
On June 27, 2017, the Company completed the sale of the 2.14 acre land parcel at Carolina Place for a contract price of $250 thousand, resulting in a gain of gain of $11 thousand with net proceeds of $239 thousand.
On June 26, 2017, the Company completed the sale of Steak n' Shake, a 1.06 acre outparcel at Rivergate, for a contract price of approximately $2.25 million, resulting in a gain of $1.03 million with net proceeds of $2.18 million.

Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2017	2016	2017	2016	Change	% Change	Change	% Change
PROPERTY DATA:	(in thousands)
Number of properties owned and leased at period end (1)	64	55	64	55	9	16.36%	9	16.36%
Aggregate gross leasable area at period end (1)	4,902,381	3,750,976	4,902,381	3,750,976	1,151,405	30.70%	1,151,405	30.70%
Ending occupancy rate at period end (1)	93.74%	93.79%	93.74%	93.79%	(0.05)%	(0.05)%	(0.05)%	(0.05)%
FINANCIAL DATA:
Rental revenues	$11,027	$8,455	$22,156	$15,197	$2,572	30.42%	$6,959	45.79%
Asset management fees	500	205	662	460	295	143.90%	202	43.91%
Commissions	194	91	309	244	103	113.19%	65	26.64%
Other non-property income	163	—	299	—	163	—%	299	—%
Tenant reimbursements and other revenues	2,835	2,333	5,615	4,321	502	21.52%	1,294	29.95%
Total Revenue	14,719	11,084	29,041	20,222	3,635	32.80%	8,819	43.61%
EXPENSES:
Property operations	3,747	2,797	7,741	5,472	950	33.96%	2,269	41.47%
Non-REIT management and leasing services	636	279	907	656	357	127.96%	251	38.26%
Depreciation and amortization	6,309	5,432	12,709	10,312	877	16.15%	2,397	23.24%
Provision for credit losses	168	77	420	165	91	118.18%	255	154.55%
Corporate general & administrative	1,317	2,512	3,549	4,794	(1,195)	(47.57)%	(1,245)	(25.97)%
Total Operating Expenses	12,177	11,097	25,326	21,399	1,080	9.73%	3,927	18.35%
Operating Income (Loss)	2,542	(13)	3,715	(1,177)	2,555	19,653.85%	4,892	415.63%
Gain on disposal of properties	1,022	—	1,022	—	1,022	—%	1,022	—%
Interest income	360	1	716	2	359	35,900.00%	714	35,700.00%
Interest expense	(4,570)	(3,742)	(8,747)	(6,162)	(828)	(22.13)%	(2,585)	(41.95)%
Net Loss from Continuing Operations Before Income Taxes	(646)	(3,754)	(3,294)	(7,337)	3,108	82.79%	4,043	55.10%
Income tax expense	(69)	—	(110)	—	(69)	—%	(110)	—%
Net Loss from Continuing Operations	(715)	(3,754)	(3,404)	(7,337)	3,039	80.95%	3,933	53.61%
Discontinued Operations
Income from operations	—	55	16	76	(55)	(100.00)%	(60)	(78.95)%
(Loss) gain on disposal of properties	(11)	688	1,502	688	(699)	(101.60)%	814	118.31%
Net (Loss) Income from Discontinued Operations	(11)	743	1,518	764	(754)	(101.48)%	754	98.69%
Net Loss	(726)	(3,011)	(1,886)	(6,573)	2,285	75.89%	4,687	71.31%
Net loss attributable to noncontrolling interests	(13)	(313)	(54)	(646)	300	95.85%	592	91.64%
Net Loss Attributable to Wheeler REIT	$(713)	$(2,698)	$(1,832)	$(5,927)	$1,985	73.57%	$4,095	69.09%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Same Store and New Store Operating Income
The June 30, 2017 three and six month periods include the combined operations of all properties owned at December 31, 2016 as described in our 2016 Form 10-K. Conversely, the June 30, 2016 three and six month periods include the combined operations of all properties owned at December 31, 2015 as described in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K"). In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2016 annual and 2017 three and six month periods (collectively referred to as “same stores”) and of those properties acquired after December 31, 2015 (collectively referred to as “new stores”). This illustrates the significant impact these properties acquired during 2016 had on our results of operations.
The following tables provide same store and new store financial information. The discussion below primarily focuses on same store results of operations since nine of the twenty-three 2016 retail acquisitions occurred subsequent to June 30, 2016 and the remaining fourteen acquisitions occurred during the three months ended June 30, 2016.

	Three Months Ended June 30,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
			(in thousands, unaudited)
Property revenues	$8,605	$8,797	$5,257	$1,991	$13,862	$10,788
Property expenses	2,400	2,274	1,347	523	3,747	2,797
Property Net Operating Income	6,205	6,523	3,910	1,468	10,115	7,991
Asset Management and Commission Revenue	694	296	—	—	694	296
Other non-property income	163	—	—	—	163	—
Other Income	857	296	—	—	857	296
Non-REIT management and leasing services	636	279	—	—	636	279
Depreciation and amortization	3,803	4,470	2,506	962	6,309	5,432
Provision for credit losses	78	77	90	—	168	77
Corporate general & administrative	1,250	1,861	67	651	1,317	2,512
Total Other Operating Expenses	5,767	6,687	2,663	1,613	8,430	8,300
(Loss) gain on disposal of properties	(11)	—	1,033	—	1,022	—
Interest income	360	1	—	—	360	1
Interest expense	(2,753)	(2,736)	(1,817)	(1,006)	(4,570)	(3,742)
Net (Loss) Income from Continuing Operations Before Income Taxes	(1,109)	(2,603)	463	(1,151)	(646)	(3,754)
Income tax expense	(69)	—	—	—	(69)	—
Net (Loss) Income from Continuing Operations	(1,178)	(2,603)	463	(1,151)	(715)	(3,754)
Discontinued Operations
Income from operations	—	55	—	—	—	55
(Loss) gain on disposal of properties	(11)	688	—	—	(11)	688
Net (Loss) Income from Discontinued Operations	(11)	743	—	—	(11)	743
Net (Loss) Income	$(1,189)	$(1,860)	$463	$(1,151)	$(726)	$(3,011)

	Six Months Ended June 30,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
			(in thousands, unaudited)
Property revenues	$17,339	$17,527	$10,432	$1,991	$27,771	$19,518
Property expenses	4,946	4,949	2,795	523	7,741	5,472
Property Net Operating Income	12,393	12,578	7,637	1,468	20,030	14,046
Asset Management and Commission Revenue	971	704	—	—	971	704
Other non-property income	299	—	—	—	299	—
Other Income	1,270	704	—	—	1,270	704
Non-REIT management and leasing services	907	656	—	—	907	656
Depreciation and amortization	7,657	9,350	5,052	962	12,709	10,312
Provision for credit losses	307	165	113	—	420	165
Corporate general & administrative	3,315	4,143	234	651	3,549	4,794
Total Other Operating Expenses	12,186	14,314	5,399	1,613	17,585	15,927
(Loss) gain on disposal of properties	(11)	—	1,033	—	1,022	—
Interest income	716	2	—	—	716	2
Interest expense	(5,353)	(5,156)	(3,394)	(1,006)	(8,747)	(6,162)
Net Loss from Continuing Operations Before Income Taxes	(3,171)	(6,186)	(123)	(1,151)	(3,294)	(7,337)
Income tax expense	(110)	—	—	—	(110)	—
Net Loss from Continuing Operations	(3,281)	(6,186)	(123)	(1,151)	(3,404)	(7,337)
Discontinued Operations
Income from operations	16	76	—	—	16	76
Gain on disposal of properties	1,502	688	—	—	1,502	688
Net Income from Discontinued Operations	1,518	764	—	—	1,518	764
Net Loss	$(1,763)	$(5,422)	$(123)	$(1,151)	$(1,886)	$(6,573)

Property Revenues
Total same store property revenues for the three and six month periods ended June 30, 2017 were $8.61 million and $17.34 million, respectively, compared to $8.80 million and $17.53 million, respectively, for the three and six month periods ended June 30, 2016, representing a decrease of $0.19 million for both periods as a result of the closure of Career Point Business School.

New store revenues for the three and six month periods ended June 30, 2017 were $5.26 million and $10.43 million, respectively, compared to $1.99 million and $1.99 million, respectively, for the the three and six month periods ended June 30, 2016, representing an increase of $3.27 million and $8.44 million, respectively. The three and six month periods ended June 30, 2017 represents a full period of operations reported for the twenty-three retail acquisitions made in 2016. These properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.

Property Expenses
Total same store property expenses for the three and six month periods ended June 30, 2017 were $2.40 million and $4.95 million, respectively, compared to $2.27 million and $4.95 million, respectively, for the the three and six month periods ended June 30, 2016, representing an increase of $126 thousand and a decrease of $3 thousand, respectively. The increase for the three months ended June 30, 2017 was primarily due to the following:

•	$233 thousand increase in facilities maintenance

•	Offset by management fees.

Total property expenses increased primarily due to new store increases of $824 thousand and $2.27 million for the three and six month periods ended June 30, 2017, respectively, over the comparable prior year period. There were no significant unusual or non-recurring items included in new store property expenses for the three and six month period ended June 30, 2017.

Property Net Operating Income

Total property net operating income for the three and six month periods ended June 30, 2017 were $10.12 million and $20.03 million, respectively, representing an increase of $2.12 million and $5.98 million, respectively. New stores accounted for the majority of these increases by generating $3.91 million and $7.64 million, respectively, in property net operating income for the three and six month periods ended June 30, 2017, compared to $1.47 million for both the three and six month periods ended June 30, 2016.

Other Income

Total other income for the three and six month periods ended June 30, 2017 was $857 thousand and $1.27 million, respectively, representing an increase of $561 thousand and $566 thousand, respectively. The increase is a result of $163 thousand and $299 thousand, respectively, of development fees earned on the Sea Turtle Development project and an increase of $398 thousand and $267 thousand, respectively, in asset management and commission revenue.

Other Operating Expenses
Same store other operating expenses for the three and six month periods ended June 30, 2017 were $5.77 million and $12.19 million, respectively, representing a decrease of $920 thousand and $2.13 million, respectively, primarily due to the following:

•	$667 thousand and $1.69 million decrease, respectively, in depreciation and amortization expense from additional assets becoming fully depreciated;

•
$611 thousand and $828 thousand decrease, respectively, in general and administrative expenses due to an overall decrease in salaries and compensation partially related to the elimination of Chief Operating Officer role at June 30, 2016;

•
Offset by $357 thousand and $251 thousand increase, respectively, in non-REIT management and leasing services related to the revenue associated with asset management fees, leasing commissions and development fees; and

•	Offset by $1 thousand and $142 thousand increase, respectively, in provision for credit losses.

Total other operating expenses increased by $130 thousand and $1.66 million, respectively, for the three and six month periods ended June 30, 2017 due to an overall increase in depreciation and amortization resulting from the additional expense associated with the twenty-three properties acquired in 2016 and offset by an overall decrease in general and administrative expenses as noted above.

General and administrative expenses during the three and six month periods ended June 30, 2017 included approximately $528 thousand and $1.12 million of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs which are detailed below.

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(unaudited, thousands)
Acquisition costs	$339	$599
Capital related costs	166	386
Other	23	130
	$528	$1,115
Acquisition expenses were primarily related to acquisitions personnel and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring expenses are miscellaneous costs we believe will not be incurred on a going forward basis including non-cash expenses such as vacation accrual, severance and consulting fees which are no longer under contract.
Gain on Disposal of Properties - Operations

Overall, the gain on disposal of properties of $1.02 million for the three and six month periods ended June 30, 2017 is primarily attributable to the sale of the Steak n' Shake outparcel at Rivergate, as discussed in Note 3.

Interest Income

Same store interest income was $360 thousand and $716 thousand, respectively, for the three and six month periods ended June 30, 2017, which represents increases of $359 thousand and $714 thousand, respectively, as compared to the same 2016 periods. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable recognized during the three and six months ended June 30, 2017.

Interest Expense
During the three and six month periods ended June 30, 2017, same store interest expense increased $17 thousand and $197 thousand, respectively, when compared the period in 2016, primarily due to incremental debt service associated with additional borrowings.

Total interest expense for the three and six month periods ended June 30, 2017 increased by $828 thousand and $2.59 million, respectively, which is primarily attributed to amortization of loan costs and the incremental debt service associated with the additional borrowings utilized to acquire the twenty-three retail properties occurring in 2016, nine of which were acquired subsequent to June 30, 2016.

Discontinued Operations

Net (loss) income from discontinued operations totaled $(11) thousand and $1.52 million, respectively, for the three and six month periods ended June 30, 2017, compared to a net income of $743 thousand and $764 thousand, respectively, for three and six month periods ended June 30, 2016. The six month period increase is due to the sale of Ruby Tuesdays/Outback at Pierpont occurring during the six months ended June 30, 2017 offset by the sale of Starbucks/Verizon occuring during the six months ended June 30, 2016. The three month period decrease is due to the sale of Starbucks/Verizon occuring during the three months ended June 30, 2016 with the Ruby Tuesdays/Outback sale occurring in the first quarter of 2017.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three and six month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2017	2016	2017	2016	2017	2016	$	%
				(in thousands, unaudited)
Net (Loss) Income	$(1,189)	$(1,860)	$463	$(1,151)	$(726)	$(3,011)	$2,285	75.89%
Depreciation and amortization of real estate assets	3,803	4,470	2,506	962	6,309	5,432	877	16.15%
Loss (gain) on disposal of properties	11	—	(1,033)	—	(1,022)	—	(1,022)	—%
Loss (gain) on disposal of properties-discontinued operations	11	(688)	—	—	11	(688)	699	101.60%
FFO	$2,636	$1,922	$1,936	$(189)	$4,572	$1,733	$2,839	163.82%

	Six Months Ended June 30,
	Same Stores		New Stores		Total		Period Over Period Changes
	2017	2016	2017	2016	2017	2016	$	%
				(in thousands, unaudited)
Net Loss	$(1,763)	$(5,422)	$(123)	$(1,151)	$(1,886)	$(6,573)	$4,687	71.31%
Depreciation and amortization of real estate assets	7,657	9,350	5,052	962	12,709	10,312	2,397	23.24%
Loss (gain) on disposal of properties	11	—	(1,033)	—	(1,022)	—	(1,022)	—%
Gain on disposal of properties-discontinued operations	(1,502)	(688)	—	—	(1,502)	(688)	(814)	(118.31)%
FFO	$4,403	$3,240	$3,896	$(189)	$8,299	$3,051	$5,248	172.01%

During the three and six month periods ended June 30, 2017, same store FFO increased $714 thousand and $1.16 million, respectively, primarily due to the following:

•	$611 thousand and $828 thousand, respectively, decrease in general and administrative expenses;

•	$561 thousand and $566 thousand, respectively, increase in other income as a result of development fees earned on Sea Turtle Development project and asset management and commission revenues;

•	$359 thousand and $714 thousand, respectively, increase in interest income as a result of notes receivable;

•	Offset by $357 thousand and $251 thousand, respectively, increase in non-REIT management and leasing services;

•	$318 thousand and $185 thousand, respectively, decrease in property net operating income; and

•	An increase in income tax expense.

Total FFO increased $2.84 million and $5.25 million, respectively, for the three and six month periods ended June 30, 2017 compared to the same period in 2016, primarily due to the expansion of operations resulting from the twenty-three retail acquisitions occurring subsequent to March 31, 2016 that contributed incremental new store FFO of $2.13 million and $4.09 million, respectively, when compared to the same period prior year.
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
Total AFFO for the three and six month periods ended June 30, 2017 and 2016, respectively, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
FFO	$4,572	$1,733	$8,299	$3,051
Preferred stock dividends	(2,494)	(512)	(4,977)	(1,023)
Preferred stock accretion adjustments	205	88	400	177
FFO available to common shareholders and common unitholders	2,283	1,309	3,722	2,205
Acquisition costs	339	383	599	796
Capital related costs	166	188	386	250
Other non-recurring and non-cash expenses	23	222	130	459
Share-based compensation	224	261	601	411
Straight-line rent	(219)	(135)	(404)	(142)
Loan cost amortization	1,064	645	1,827	835
Accrued interest income	(120)	—	(238)	—
Above (below) market lease amortization	190	—	383	72
Recurring capital expenditures and tenant improvement reserves	(245)	(187)	(451)	(326)
AFFO	$3,705	$2,686	$6,555	$4,560
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B and Series D Preferred Stock. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At June 30, 2017, our consolidated cash and cash equivalents totaled $7.05 million compared to consolidated cash and cash equivalents of $4.86 million at December 31, 2016. Cash flows from operating activities, investing activities and financing activities for the six month period ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2017	2016	$	%
		(in thousands)
Operating activities	$13,895	$5,727	$8,168	142.62%
Investing activities	$2,252	$(9,194)	$11,446	124.49%
Financing activities	$(13,958)	$(4,359)	$(9,599)	(220.21)%
Operating Activities
During the six months ended June 30, 2017, our cash flows from operating activities were $13.90 million, compared to cash flows from operating activities of $5.73 million during the six months ended June 30, 2016, representing an increase of $8.17 million. This increase is primarily the result of a $4.69 million decrease in our consolidated net loss due to factors discussed in the Results of Operations section above, specifically the incremental decrease in net loss of $1.03 million from new retail properties that were acquired in 2016. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions accompanied by a decrease in cash restricted for operating property reserves offset by an increase of $2.40 million add-back related to depreciation and amortization.
Investing Activities
During the six months ended June 30, 2017, our cash flows from investing activities were $2.25 million, compared to cash flows used in investing activities of $9.19 million during the six months ended June 30, 2016, representing an increase of $11.45 million due to the following:

•	$8.68 million decrease in cash outflows used for the acquisition of the fourteen A-C portfolio properties in 2016;

•	$2.42 million increase in cash as a result of the sale of a land parcel at Carolina Place and the Steak n' Shake outparcel at Rivergate;

•
$487 thousand increase in cash received for disposal of properties as a result of the 2017 sale of the Ruby Tuesdays/Outback at Pierpont Shopping Center offset by the 2016 sale of Starbucks/Verizon; and

•	$969 thousand increase in cash outflows on capital expenditures.

Financing Activities

During the six months ended June 30, 2017, our cash flows used in financing activities were $13.96 million, compared to $4.36 million of cash flows used in financing activities during the six months ended June 30, 2016, representing a increase of $9.60 million due to the following:

•	$10.22 million increase in loan principal payments due to the 2017 refinancing of loans along with paydown of Rivergate and Revere loans as a result of Steak n' Shake and Carolina Place sales.

•	$1.43 million in cash outflows for dividends and distributions primarily as a result of Series B and D preferred stock offerings after June 30, 2016; and

•	Partially offset by $2.76 million decrease in payments for deferred financing costs related to the acquisition of the fourteen A-C Portfolio properties in 2016.

As of June 30, 2017 and December 31, 2016, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Fixed-rate notes	$216,874	$211,539
Adjustable-rate mortgages	26,532	28,082
Fixed-rate notes, assets held for sale	—	1,350
Floating-rate line of credit	68,032	74,077
Total debt	$311,438	$315,048

The weighted-average interest rate and term of our fixed-rate debt are 4.79% and 6.60 years, respectively, at June 30, 2017. We have $8.82 million of debt maturing during the six months ending December 31, 2017. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Footnote 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at June 30, 2017 are $87.72 million in debt maturities due within the following year, debt service payments, Series B and Series D Preferred Stock dividends (approximately $9.2 million), margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $1.44 per share (approximately $13.49 million) targeted annual Common Stock dividends we are planning to pay on a quarterly basis.  Included in the $87.72 million of debt maturities is the $68.03 million maturity of the KeyBank Line of Credit, $3.39 million Walnut Hill Plaza and $254 thousand Columbia Fire House loan. The Company is in the process of refinancing the Walnut Hill Plaza loan which has been extended to October 31, 2017 and has the ability to repay the Columbia Fire House loan with available funds from the Columbia Fire House Construction Loan. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

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
Off-Balance Sheet Arrangements

As of June 30, 2017, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the consolidated financial statements beginning on page 7 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2016 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2017. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At June 30, 2017, approximately $216.87 million, or 69.64%, of our debt had fixed interest rates and approximately $94.56 million, or 30.36%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $946 thousand per year. At June 30, 2017, LIBOR was approximately 117 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $1.11 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2017 (the end of the period covered by this Form 10-Q).
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016 other than the revision of the following risk factor:
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

As of June 30, 2017, our largest anchor tenant, Bi-Lo, which represents approximately 12.24% of our total annualized base rent announced the closing of two of the fifteen stores located in our portfolio, representing 85,160 square feet and approximately $1.02 million of annualized base rent. Bi-Lo has ceased operations in one of these stores as of June 30, 2017. In addition, Martin’s at Brook Run, representing 58,473 square feet and $380 thousand of annualized base rent announced store closure set for August 2018. Although we are currently collecting the rent for these leased premises, Bi-Lo’s leases expire in 2018 and Martin’s in 2020. It is unlikely that they will renew their leases with us. The loss of these anchor tenants at these three properties may result in decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and may make it more difficult for us to secure tenant lease renewals or new tenants for these properties. Management is currently seeking tenants as backfills to these centers.

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	August 8, 2017