Form 10-Q
period 2017-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2017-11-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of November 7, 2017, there were 8,730,859 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS:
Investment properties, net	$383,861	$388,880
Cash and cash equivalents	5,663	4,863
Restricted cash	9,625	9,652
Rents and other tenant receivables, net	5,108	3,984
Related party receivables	2,322	1,456
Notes receivable	12,000	12,000
Goodwill	5,486	5,486
Assets held for sale	—	366
Above market lease intangible, net	9,521	12,962
Deferred costs and other assets, net	37,477	49,397
Total Assets	$471,063	$489,046
LIABILITIES:
Loans payable, net	$306,962	$305,973
Liabilities associated with assets held for sale	—	1,350
Below market lease intangible, net	10,356	12,680
Accounts payable, accrued expenses and other liabilities	10,307	7,735
Dividends payable	5,478	3,586
Total Liabilities	333,103	331,324
Commitments and contingencies
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 2,237,000 shares issued and outstanding; $55.93 million aggregate liquidation preference)	53,052	52,530

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,848 and 1,871,244 shares issued and outstanding, respectively; $46.90 million and $46.78 million aggregate liquidation preference, respectively)	40,893	40,733
Common Stock ($0.01 par value, 18,750,000 shares authorized, 8,730,859 and 8,503,819 shares issued and outstanding, respectively)	87	85
Additional paid-in capital	226,864	223,939
Accumulated deficit	(191,256)	(170,377)
Total Shareholders’ Equity	77,041	94,833
Noncontrolling interests	7,867	10,359
Total Equity	84,908	105,192
Total Liabilities and Equity	$471,063	$489,046
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE:
Rental revenues	$11,109	$8,591	$33,265	$23,788
Asset management fees	145	163	807	623
Commissions	449	590	758	834
Tenant reimbursements	2,711	2,334	8,127	6,500
Development and other revenues	784	233	1,282	388
Total Revenue	15,198	11,911	44,239	32,133
OPERATING EXPENSES:
Property operations	3,726	3,027	11,467	8,499
Non-REIT management and leasing services	618	696	1,525	1,352
Depreciation and amortization	7,746	4,994	20,455	15,306
Provision for credit losses	23	31	443	196
Corporate general & administrative	1,306	1,497	4,855	6,291
Total Operating Expenses	13,419	10,245	38,745	31,644
Operating Income	1,779	1,666	5,494	489
(Loss) gain on disposal of properties	(1)	—	1,021	—
Interest income	364	299	1,080	301
Interest expense	(4,250)	(3,639)	(12,997)	(9,801)
Net Loss from Continuing Operations Before Income Taxes	(2,108)	(1,674)	(5,402)	(9,011)
Income tax expense	(65)	—	(175)	—
Net Loss from Continuing Operations	(2,173)	(1,674)	(5,577)	(9,011)
Discontinued Operations
Income from operations	—	39	16	115
Gain on disposal of properties	—	1	1,502	689
Net Income from Discontinued Operations	—	40	1,518	804
Net Loss	(2,173)	(1,634)	(4,059)	(8,207)
Less: Net loss attributable to noncontrolling interests	(111)	(122)	(165)	(768)
Net Loss Attributable to Wheeler REIT	(2,062)	(1,512)	(3,894)	(7,439)
Preferred stock dividends	(2,496)	(1,240)	(7,473)	(2,263)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(4,558)	$(2,752)	$(11,367)	$(9,702)

Loss per share from continuing operations (basic and diluted)	$(0.52)	$(0.32)	$(1.48)	$(1.25)
Income per share from discontinued operations	—	—	0.16	0.09
	$(0.52)	$(0.32)	$(1.32)	$(1.16)
Weighted-average number of shares:
Basic and Diluted	8,692,543	8,487,438	8,625,523	8,394,398

Dividends declared per common share	$0.34	$0.42	$1.10	$1.26
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2016	562	$453	1,871,244	$40,733	8,503,819	$85	$223,939	$(170,377)	$94,833	761,954	$10,359	$105,192
Proceeds from issuance of Series B preferred stock, net of expenses	—	—	4,604	96	—	—	—	—	96	—	—	96
Accretion of Series B Preferred Stock discount	—	—	—	64	—	—	—	—	64	—	—	64
Conversion of senior convertible notes to Common Stock	—	—	—	—	2,509	—	31	—	31	—	—	31
Conversion of operating partnership units to Common Stock	—	—	—	—	119,589	1	1,295	—	1,296	(119,589)	(1,296)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	104,942	1	1,345	—	1,346	—	—	1,346
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(66)	(1)	(1)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	254	—	254	—	(254)	—
Dividends and distributions	—	—	—	—	—	—	—	(16,985)	(16,985)	—	(776)	(17,761)
Net loss	—	—	—	—	—	—	—	(3,894)	(3,894)	—	(165)	(4,059)
Balance, September 30, 2017 (Unaudited)	562	$453	1,875,848	$40,893	8,730,859	$87	$226,864	$(191,256)	$77,041	642,299	$7,867	$84,908
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,059)	$(8,207)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	7,958	5,751
Amortization	12,497	9,555
Loan cost amortization	2,509	1,464
Above (below) market lease amortization, net	448	69
Share-based compensation	735	582
Gain on disposal of properties	(1,021)	—
Gain on disposal of properties-discontinued operations	(1,502)	(689)
Provision for credit losses	443	196
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(612)	(251)
Unbilled rent	(955)	(221)
Related party receivables	(866)	(884)
Cash restricted for operating property reserves	(328)	(1,257)
Deferred costs and other assets, net	(584)	134
Accounts payable, accrued expenses and other liabilities	3,819	3,168
Net operating cash flows provided by (used in) discontinued operations	32	(1)
Net cash from operating activities	18,514	9,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(8,680)
Capital expenditures	(4,262)	(1,587)
Issuance of notes receivable	—	(9,404)
Decrease (increase) in capital property reserves	333	(622)
Increase in cash restricted for property acquisitions	—	(837)
Cash received from disposal of properties	2,416	—
Cash received from disposal of properties-discontinued operations	1,871	1,385
Net cash from (used in) investing activities	358	(19,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(646)	(3,571)
Dividends and distributions paid	(15,264)	(12,654)
Proceeds from sales of Preferred Stock, net of expenses	78	61,387
Loan proceeds	17,170	20,100
Loan principal payments	(17,723)	(29,575)
Net financing cash flows used in discontinued operations	(1,687)	(11)
Net cash (used in) provided by financing activities	(18,072)	35,676
INCREASE IN CASH AND CASH EQUIVALENTS	800	25,340
CASH AND CASH EQUIVALENTS, beginning of period	4,863	10,478
CASH AND CASH EQUIVALENTS, end of period	$5,663	$35,818
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$60,320
Noncontrolling interests resulting from the issuance of common units	$—	$3,499
Conversion of common units to common stock	$1,296	$—
Conversion of senior convertible debt into common stock	$31	$1,600
Accretion of preferred stock discounts	$605	$255
Note receivable in consideration of land	$—	$1,000
Other Cash Transactions:
Cash paid for taxes	$220	$—
Cash paid for interest	$10,404	$8,259

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and nine months ended September 30, 2017 and 2016.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2017 and December 31, 2016, the Company’s allowance for uncollectible accounts totaled $703 thousand and $691 thousand, respectively. During the three and nine months ended September 30, 2017, the Company recorded bad debt expenses in the amount of $23 thousand and $443 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2016, the Company recorded bad debt expenses in the amount of $31 thousand and $196 thousand, respectively. During the three and nine months ended September 30, 2017 and 2016, the Company did not realize any recoveries related to tenant receivables previously written off.

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
Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Leases in place, net	$27,306	$35,655
Tenant relationships, net	7,670	10,944
Lease origination costs, net	1,059	1,096
Other	824	517
Deposits on acquisitions	536	1,086
Legal and marketing costs, net	82	99
Total Deferred Costs and Other Assets, net	$37,477	$49,397

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Amortization of lease origination costs, leases in place, legal and marketing costs, and tenant relationships represents a component of depreciation and amortization expense. As of September 30, 2017 and December 31, 2016, the Company’s intangible accumulated amortization totaled $38.72 million and $28.55 million, respectively. During the three and nine months ended September 30, 2017, the Company’s intangible amortization expense totaled $5.09 million and $12.50 million, respectively. Amortization expense for the three and nine months ended September 30, 2017 includes $1.74 million of accelerated amortization on intangibles related to the Bi-Lo lease termination at the Shoppes at Myrtle Park. During the three and nine months ended September 30, 2016, the Company’s intangible amortization expense totaled $3.00 million and $9.56 million, respectively. As of September 30, 2017, the Company's annual amortization for its lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows (in thousands):

	Leases In Place, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining three months ended December 31, 2017	$2,179	$865	$81	$6	$3,131
December 31, 2018	7,132	2,613	241	17	10,003
December 31, 2019	5,176	1,646	175	14	7,011
December 31, 2020	3,698	940	131	11	4,780
December 31, 2021	2,380	523	115	9	3,027
December 31, 2022	1,931	406	74	6	2,417
Thereafter	4,810	677	242	19	5,748
	$27,306	$7,670	$1,059	$82	$36,117
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2017 and December 31, 2016, there were $2.19 million and $1.24 million in unbilled rent which is included in rents and other tenant receivables, net. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the three and nine months ended September 30, 2017, the Company recognized percentage rents of $30 thousand and $165 thousand, respectively. During the three and nine months ended September 30, 2016, the Company recognized percentage rents of $58 thousand and $214 thousand, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements under the Condensed Consolidated Statements of Operations caption "Tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and nine months ended September 30, 2017 and 2016.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2017, the Company recognized lease termination fees of $470 thousand and $491 thousand, respectively, primarily a result of the Bi-Lo at Shoppes at Myrtle Park lease termination. During the three and nine months ended September 30, 2016, the Company recognized lease termination fees of $0 thousand and $26 thousand, respectively. The Company includes termination fees under the Condensed Consolidated Statement of Operations caption "Development and other revenues."

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $62 thousand and $107 thousand for 2017 and 2016 federal and state income taxes as of September 30, 2017 and December 31, 2016. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $52 thousand and $195 thousand for the three and nine months ended September 30, 2017, respectively. The Company incurred advertising and promotion costs of $23 thousand and $176 thousand for the three and nine months ended September 30, 2016, respectively.

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
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Corporate General and Administrative Expense

A detail for the "Corporate General & Administrative" line item from the Condensed Consolidated Statements of Operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Compensation and benefits	$444	$392	$1,384	$2,440
Professional fees	295	391	1,247	1,181
Acquisition and development costs	233	117	832	903
Corporate administration	132	301	483	806
Capital related costs	82	61	468	311
Advertising	52	23	195	176
Travel	39	153	133	374
Taxes and licenses	29	59	113	100
Total Corporate General & Administrative	$1,306	$1,497	$4,855	$6,291
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

Recent Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

provides further guidance on identifying performance obligations and intellectual property licensing implementation. In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. In December 2016, the FASB issued 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies or corrects unintended application of the standard. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605)," "Revenue from Contracts with Customers (Topic 606)," "Leases (Topic 840)," and "Leases (Topic 842)." These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." These new standards will be effective for the Company in the first quarter of the year ending December 31, 2018 and can be applied either retrospectively to all periods presented or as a cumulative-effect adjustment as of the date of adoption.

The Company is currently evaluating the impact of this standard.  The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and initial analysis indicates the adoption of this standard will not have a material impact on our financial position or results of operations. The Company will increase disclosures around revenue recognition in the notes to condensed consolidated financial statements to comply with the standard upon adoption. The Company will adopt the standard January 1, 2018 as a cumulative-effect adjustment.

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

In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605)," "Revenue from Contracts with Customers (Topic 606)," "Leases (Topic 840)," and "Leases (Topic 842)," which provides additional implementation guidance on the previously issued ASU 2016-02. "Leases (Topic 842)."

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company will adopt this ASU in 2018 and does not expect the adoption to materially impact its consolidated statements of cash flows.

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
Reclassifications

Certain reclassifications have been made to prior period amounts to make their presentation comparable with the current period. These reclassifications had no impact on net income. All per share amounts, common units and shares outstanding and stock based compensation amounts for all periods presented reflect our Reverse Stock Split which was effective March 31, 2017.

3. Investment Properties
Investment properties consist of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Land and land improvements	$91,108	$90,531
Land held for improvement	11,170	11,420
Buildings and improvements	310,000	307,411
Investment properties at cost	412,278	409,362
Less accumulated depreciation	(28,417)	(20,482)
Investment properties, net	$383,861	$388,880
The Company’s depreciation expense on investment properties was $2.65 million and $7.96 million for the three and nine months ended September 30, 2017, respectively. The Company’s depreciation expense on investment properties was $2.00 million and $5.75 million for the three and nine months ended September 30, 2016, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Dispositions
On June 27, 2017, the Company completed the sale of the 2.14 acre land parcel at Carolina Place for a contract price of $250 thousand, resulting in a loss of $12 thousand with net proceeds of $238 thousand.
On June 26, 2017, the Company completed the sale of the Steak n' Shake, a 1.06 acre outparcel at Rivergate, for a contract price of approximately $2.25 million, resulting in a gain of $1.03 million with net proceeds of $2.18 million.
The sales of the Steak n' Shake outparcel at Rivergate and the land parcel at Carolina Place do not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

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
On September 29, 2016, the Company entered into an $11.0 million note receivable for the partial funding of the Sea Turtle Development and a $1.0 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. The principal balance on the notes receivable at September 30, 2017 is $12.0 million. Accrued but unpaid interest is included in related party receivables on the condensed consolidated balance sheets.
5. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. As of September 30, 2017 the sales of all Freestanding Properties have occurred and the Company will receive no residual cash flows.
On February 28, 2017, the Company completed its sales of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre for a contract price of approximately $2.29 million, resulting in a gain of $1.50 million.  The Company has defeased the $1.69 million loan payable at a cost of $223 thousand.
As of September 30, 2017 and December 31, 2016, assets held for sale consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Investment properties, net	$—	$217
Above market lease intangible, net	—	3
Deferred costs and other assets, net	—	146
Total assets held for sale	$—	$366
As of September 30, 2017 and December 31, 2016, liabilities associated with assets held for sale consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
	(unaudited)
Loans payable	$—	$1,350
Total liabilities associated with assets held for sale	$—	$1,350

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Revenues	$—	$54	$26	$249
Expenses	—	1	1	78
Operating income	—	53	25	171
Interest expense	—	14	9	56
Income from discontinued operations before gain on disposal of properties	—	39	16	115
Gain on disposal of properties	—	1	1,502	689
Net Income from discontinued operations	$—	$40	$1,518	$804

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2017	December 31, 2016
Bank Line of Credit	Interest only	4.25%	December 2017	3,000	3,000
Columbia Fire House	Interest only	8.00%	December 2017	259	487
Monarch Bank Building	$9,473	4.15%	December 2017	1,276	1,320
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2017	18,032	—
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	3,380	3,492
Revere Loan	Interest only	8.00%	April 2018	6,808	7,450
KeyBank Line of Credit	Interest only	Libor + 250 basis points	May 2018	50,000	74,077
Lumber River	Interest only	Libor + 295 basis points	June 2018	1,500	1,500
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,400
Harbor Point	$11,024	5.85%	December 2018	578	649
Perimeter Square	Interest only	5.50%	December 2018	5,236	4,500
Riversedge North	$8,802	6.00%	January 2019	876	914
DF I-Moyock	$10,665	5.00%	July 2019	224	309
Rivergate	Interest only	Libor + 295 basis points	December 2019	22,689	24,213
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	2,331	2,369
Folly Road	Interest only	4.00%	March 2020	6,181	—
Columbia Fire House construction loan	Interest only	4.00%	May 2020	1,850	—
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,773	5,908
Walnut Hill Plaza	Interest only	5.50%	September 2022	3,903	3,440
Twin City Commons	$17,827	4.86%	January 2023	3,126	3,170
Tampa Festival	$50,797	5.56%	September 2023	8,403	8,502
Forrest Gallery	$50,973	5.40%	September 2023	8,704	8,802
South Carolina Food Lions Note	$68,320	5.25%	January 2024	12,096	12,224
Cypress Shopping Center	$34,360	4.70%	July 2024	6,510	6,585
Port Crossing	$34,788	4.84%	August 2024	6,291	6,370
Freeway Junction	$41,798	4.60%	September 2024	8,026	8,119
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,570	3,617
Graystone Crossing	$20,386	4.55%	October 2024	3,944	3,990
Bryan Station	$23,489	4.52%	November 2024	4,566	4,619
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,450
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
Chesapeake Square	$23,857	4.70%	August 2026	4,519	4,578
Sangaree/Tri-County/Berkley	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance				312,777	313,698
Unamortized debt issuance cost				(5,815)	(7,725)
Total Loans Payable				$306,962	$305,973

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio. On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the 14 retail shopping centers located in Georgia and South Carolina, commonly known as the A-C Portfolio ("A-C Portfolio"). Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used proceeds from the 2016 Series B Preferred Stock Offering to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. On August 7, 2017, the Company executed a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment changed the interest payment date to the first day of each calendar month and decreased the total commitment on the revolving credit line by $25 million to $50 million effective October 7, 2017. The Company and KeyBank agreed Shoppes at Myrtle Park shall continue to be included in the calculation of the Borrowing Base Availability (as defined in the Credit Agreement) through December 21, 2017. The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.25%. The Credit Agreement matures in May 2018.

As of September 30, 2017, the Company has borrowed $68.03 million under the Credit Agreement, which is collateralized by 16 properties. At September 30, 2017, the outstanding borrowings are accruing interest at 3.74%. The Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2017. The Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Credit Agreement and declare amounts owed to become immediately payable. As of September 30, 2017, the Company has not incurred an event of default.

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

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares, pre-reverse split. As of September 30, 2017, the Bulldog Investors have converted approximately $1.64 million of principal amount into 1,417,079 shares, pre-reverse split, of the Company's Common Stock, the maximum number of shares allowed.

Folly Road Refinance

On March 22, 2017, the Company executed a promissory note for $8.57 million to refinance the Folly Road collateralized portion of the KeyBank Credit Agreement totaling $6.05 million. The loan matures in March 2020 with monthly interest only payments due through April 2018 at which time monthly principal and interest payments begin based on a 25 year amortization.  The loan bears interest at 4.00%. As of September 30, 2017, $6.18 million has been borrowed on the note with the remaining $2.39 million available for construction and development.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Revere Loan

On May 1, 2017, the Operating Partnership extended the $7.45 million Term Loan Agreement dated April 18, 2016 between the Operating Partnership, as borrower and Revere High Yield Fund, L.P., as lender ("Revere Loan") maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. In June 2017, upon the completion of the sale of Carolina Place, as discussed in Note 3, a $167 thousand principal payment was made on the loan. On August 29, 2017, a $25 thousand principal payment was made on the loan as a result of the Walnut Hill Plaza amendment discussed below. The balance on the loan is $6.81 million at September 30, 2017.

Columbia Fire House Construction Loan

On May 3, 2017, the Company executed a promissory note for $4.30 million related to construction at Columbia Fire House ("Columbia Fire House Construction Loan") at which time the original Columbia Fire House note ("Columbia Fire House Loan") was paid down to $262 thousand. The loan matures in May 2020 with monthly interest only payments through November 2018 at which time monthly principal and interest payments begin based on a 20 year amortization. The loan bears interest at 4.00%. As of September 30, 2017, $1.85 million has been borrowed on the note with the remaining $2.45 million available for construction and development.

Perimeter Refinance

On June 14, 2017, the Company executed a promissory note for $6.25 million to refinance the Perimeter loan totaling $4.50 million. The loan matures December 2018 with monthly interest only payments.  Principal is due at maturity. The loan bears interest at 5.50%. As of September 30, 2017, $5.24 million has been borrowed on the note with the remaining $1.01 million available for tenant improvements.

Rivergate Paydown

With the sale of the Steak n' Shake outparcel at Rivergate, as discussed in Note 3, a $1.52 million principal payment was made on the Rivergate loan. The balance on the Rivergate loan was $22.69 million at September 30, 2017.

Walnut Hill Plaza Amendment

On July 18, 2017, the Company extended the $3.39 million Walnut Hill Plaza loan maturity to October 31, 2017.

On August 29, 2017, the Company amended the Walnut Hill Plaza promissory note for $3.90 million. The amended loan matures in September 2022 with monthly interest only payments through August 2018 at which time monthly principal and interest payments of $26,850 begin based on a 20 year amortization. The loan bears interest at 5.50%.

Bank Line of Credit

On September 16, 2017, the Company extended the $3.00 million bank line of credit to December 15, 2017.

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of September 30, 2017, the Company believes it is in compliance with all applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2017 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2017	$23,013
December 31, 2018	71,099
December 31, 2019	24,785
December 31, 2020	17,016
December 31, 2021	1,907
December 31, 2022	5,534
Thereafter	169,423
Total principal repayments and debt maturities	$312,777

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities for the twelve months ended September 30, 2018 of $84.25 million, which includes the $68.03 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $50.00 million prior to December 6, 2017 in accordance with the Fourth Amendment as described in Footnote 11. The Company is in the process of refinancing the $3.00 million Bank Line of Credit which has been extended to December 2017 and has the ability to repay the $259 thousand Columbia Fire House Loan with available funds from the Columbia Fire House Construction Loan.  All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

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

7. Rentals under Operating Leases

Future minimum rentals to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2017 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2017	$10,769
December 31, 2018	41,601
December 31, 2019	35,685
December 31, 2020	28,514
December 31, 2021	21,420
December 31, 2022	16,564
Thereafter	43,765
Total minimum rentals	$198,318

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
Series A Preferred Stock

At September 30, 2017 and December 31, 2016, the Company had 562 and 4,500 shares of no par value Series A Preferred Stock (“Series A Preferred”) issued and outstanding with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At September 30, 2017 and December 31, 2016, the Company had 1,875,848 and 1,871,244 shares, respectively, and 5,000,000 shares of no par value Series B Preferred Stock (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million and $46.78 million in aggregate, respectively. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permits investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. The warrants expire in April 2019.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2017 and December 31, 2016, the Company had 2,237,000 and 4,000,000 shares of no par value Series D Preferred Stock (“Series D Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $55.93 million in aggregate. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option. The Series D Preferred requires the Company maintain asset coverage of at least 200%. Accretion of Series D Preferred was $540 thousand for the nine months ended September 30, 2017.

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
As of September 30, 2017, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	September 30, 2017
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	642,299	599,333
Series B Preferred Stock	1,875,848	1,172,405
Series D Preferred Stock	2,237,000	3,297,465
Warrants to purchase Common Stock		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Common unit and common shareholders	$3,187	$3,867	$10,288	$11,444
Preferred shareholders	2,496	1,241	7,473	2,264
Total	$5,683	$5,108	$17,761	$13,708

On September 18, 2017, the Company declared a quarterly $0.34 per share dividend payable on or about October 15, 2017 to common shareholders and unitholders of record as of September 29, 2017. Accordingly, the Company has accrued $3.19 million as of September 30, 2017 for this dividend.
During the three months ended September 30, 2017, the Company declared quarterly dividends of $2.29 million to preferred shareholders of record as of September 29, 2017 to be paid on October 15, 2017. Accordingly, the Company has accrued $2.29 million as of September 30, 2017 for this dividend.

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

During the nine months ended September 30, 2017, the Company issued 11,465 shares to employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $155 thousand. As of September 30, 2017, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the nine months ended September 30, 2017, the Company issued 93,478 shares to consultants, directors and employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $1.19 million. As of September 30, 2017, there are 526,921 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Expiration Year
	2017	2016	2017	2016
Amscot	$5	$5	$14	$14	2045
Beaver Ruin Village	11	11	34	34	2054
Beaver Ruin Village II	5	4	14	13	2056
Leased office space Charleston, SC	25	26	75	67	2019
Moncks Corner	30	30	91	57	2040
Devine Street	63	62	188	117	2035
Total Ground Leases	$139	$138	$416	$302

Future minimum lease payments due under the operating leases, including applicable automatic extension options, as of September 30, 2017 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2017	$132
December 31, 2018	530
December 31, 2019	499
December 31, 2020	433
December 31, 2021	485
December 31, 2022	488
Thereafter	9,666
Total minimum lease payments	$12,233

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 24%, 71% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2017. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates.

	September 30,
	2017	2016
	(unaudited, in thousands)
Amounts paid to affiliates	$39	$115
Amounts received from affiliates	$1,573	$785
Amounts due from affiliates	$2,322	$1,366
Notes receivable	$12,000	$12,000
As discussed in Note 4, the Company has loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company is performing development, leasing, property and asset management services for Sea Turtle Development. Development fees of 5% of hard costs incurred are paid to the Company. Leasing, property and asset management fees are consistent with those charged for services provided to non-related properties. Amounts due from affiliates include $1.02 million and $294 thousand at September 30, 2017 and 2016, respectively, in accrued interest on the notes receivable, of this $1.02 million at September 30, 2017, $774 thousand is due at maturity. Amounts due from affiliates also include $272 thousand and $169 thousand in development fees at September 30, 2017 and 2016, respectively.
11. Subsequent Events
KeyBank Agreement

On October 6, 2017, the Company executed a Fourth Amendment to the KeyBank Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provides for a sixty day extension from October 7, 2017 to December 6, 2017 upon which the $75 million total commitment on the revolving credit line decreases to $50 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2016 Form 10-K for the year ended December 31, 2016. All per share amounts, common units and shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight Reverse Stock Split, which was effective at the Effective Time. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
Executive Overview
As of September 30, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Renewals:
Leases renewed with rate increase (sq feet)	118,074	31,527	235,337	96,715
Leases renewed with rate decrease (sq feet)	1,007	—	53,669	—
Leases renewed with no rate change (sq feet)	86,018	9,847	203,957	53,476
Total leases renewed (sq feet)	205,099	41,374	492,963	150,191

Leases renewed with rate increase (count)	25	11	60	31
Leases renewed with rate decrease (count)	1	—	6	—
Leases renewed with no rate change (count)	8	4	24	10
Total leases renewed (count)	34	15	90	41

Option exercised (count)	22	4	44	15

Weighted average on rate increases (per sq foot)	$0.90	$1.21	$0.81	$0.99
Weighted average on rate decreases (per sq foot)	$(3.97)	$—	$(1.07)	$—
Weighted average rate (per sq foot)	$0.50	$0.92	$0.27	$0.64
Weighted average change over prior rates	5.78%	7.48%	3.13%	5.58%

New Leases:
New leases (sq feet)	30,364	46,745	118,435	91,414
New leases (count)	12	19	44	38
Weighted average rate (per sq foot)	$10.98	$10.01	$12.92	$14.15

Gross Leasable Area ("GLA") expiring during the next 3 months	1.88%	2.10%	1.88%	2.10%
Anchor Lease Modifications
In September 2017, the Company modified leases with two anchor tenants. The lease modifications include a reduction of lease term from 2028 to 2023 on 34,264 square feet and no change in the 2018 lease expiration term on 33,218 square feet.  The overall weighted average base rent reduction is $5.59 per square foot.
Dispositions
On June 27, 2017, the Company completed the sale of the 2.14 acre land parcel at Carolina Place for a contract price of $250 thousand, resulting in a gain of gain of $12 thousand with net proceeds of $238 thousand.
On June 26, 2017, the Company completed the sale of the Steak n' Shake, a 1.06 acre outparcel at Rivergate, for a contract price of approximately $2.25 million, resulting in a gain of $1.03 million with net proceeds of $2.18 million.

Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2017	2016	2017	2016	Change	% Change	Change	% Change
PROPERTY DATA:	(in thousands, unaudited)
Number of properties owned and leased at period end (1)	64	55	64	55	9	16.36%	9	16.36%
Aggregate gross leasable area at period end (1)	4,902,381	3,750,976	4,902,381	3,750,976	1,151,405	30.70%	1,151,405	30.70%
Ending occupancy rate at period end (1)	92.80%	93.90%	92.80%	93.90%	(1.10)%	(1.17)%	(1.10)%	(1.17)%
FINANCIAL DATA:
Rental revenues	$11,109	$8,591	$33,265	$23,788	$2,518	29.31%	$9,477	39.84%
Asset management fees	145	163	807	623	(18)	(11.04)%	184	29.53%
Commissions	449	590	758	834	(141)	(23.90)%	(76)	(9.11)%
Tenant reimbursements	2,711	2,334	8,127	6,500	377	16.15%	1,627	25.03%
Development income	155	169	454	169	(14)	(8.28)%	285	168.64%
Other revenues	629	64	828	219	565	882.81%	609	278.08%
Total Revenue	15,198	11,911	44,239	32,133	3,287	27.60%	12,106	37.67%
EXPENSES:
Property operations	3,726	3,027	11,467	8,499	699	23.09%	2,968	34.92%
Non-REIT management and leasing services	618	696	1,525	1,352	(78)	(11.21)%	173	12.80%
Depreciation and amortization	7,746	4,994	20,455	15,306	2,752	55.11%	5,149	33.64%
Provision for credit losses	23	31	443	196	(8)	(25.81)%	247	126.02%
Corporate general & administrative	1,306	1,497	4,855	6,291	(191)	(12.76)%	(1,436)	(22.83)%
Total Operating Expenses	13,419	10,245	38,745	31,644	3,174	30.98%	7,101	22.44%
Operating Income	1,779	1,666	5,494	489	113	6.78%	5,005	1,023.52%
(Loss) gain on disposal of properties	(1)	—	1,021	—	(1)	—%	1,021	—%
Interest income	364	299	1,080	301	65	21.74%	779	258.80%
Interest expense	(4,250)	(3,639)	(12,997)	(9,801)	(611)	(16.79)%	(3,196)	(32.61)%
Net Loss from Continuing Operations Before Income Taxes	(2,108)	(1,674)	(5,402)	(9,011)	(434)	(25.93)%	3,609	40.05%
Income tax expense	(65)	—	(175)	—	(65)	—%	(175)	—%
Net Loss from Continuing Operations	(2,173)	(1,674)	(5,577)	(9,011)	(499)	(29.81)%	3,434	38.11%
Discontinued Operations
Income from operations	—	39	16	115	(39)	(100.00)%	(99)	(86.09)%
Gain on disposal of properties	—	1	1,502	689	(1)	(100.00)%	813	118.00%
Net Income from Discontinued Operations	—	40	1,518	804	(40)	(100.00)%	714	88.81%
Net Loss	(2,173)	(1,634)	(4,059)	(8,207)	(539)	(32.99)%	4,148	50.54%
Net loss attributable to noncontrolling interests	(111)	(122)	(165)	(768)	11	9.02%	603	78.52%
Net Loss Attributable to Wheeler REIT	$(2,062)	$(1,512)	$(3,894)	$(7,439)	$(550)	(36.38)%	$3,545	47.65%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Same Store and New Store Operating Income
The September 30, 2017 three and nine month periods include the combined operations of all properties owned at December 31, 2016 as described in our 2016 Form 10-K. Conversely, the September 30, 2016 three and nine month periods include the combined operations of all properties owned at December 31, 2015 as described in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K") and those acquired during the nine months ended September 30, 2016. In providing the following discussion and analysis of our results of operations, we have separately identified the activities of properties owned for the entire 2016 annual and 2017 three and nine month periods (collectively referred to as “same store”) a nd of those properties acquired after December 31, 2015 (collectively referred to as “new store”). This illustrates the significant impact these properties acquired during 2016 had on our results of operations.
The following tables provide same store and new store financial information. The discussion below primarily focuses on same store results of operations since nine of the twenty-three 2016 retail acquisitions occurred subsequent to September 30, 2016 and the remaining fourteen acquisitions occurred during the three months ended June 30, 2016.

	Three Months Ended September 30,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
			(in thousands, unaudited)
Property revenues	$8,781	$8,738	$5,668	$2,251	$14,449	$10,989
Property expenses	2,388	2,406	1,338	621	3,726	3,027
Property Net Operating Income	6,393	6,332	4,330	1,630	10,723	7,962
Asset Management and Commission Revenue	594	753	—	—	594	753
Development income	155	169	—	—	155	169
Other Income	749	922	—	—	749	922
Non-REIT management and leasing services	618	696	—	—	618	696
Depreciation and amortization	3,612	4,064	4,134	930	7,746	4,994
Provision for credit losses	(23)	19	46	12	23	31
Corporate general & administrative	1,251	1,493	55	4	1,306	1,497
Total Other Operating Expenses	5,458	6,272	4,235	946	9,693	7,218
Loss on disposal of properties	(1)	—	—	—	(1)	—
Interest income	363	299	1	—	364	299
Interest expense	(2,568)	(2,743)	(1,682)	(896)	(4,250)	(3,639)
Net Loss from Continuing Operations Before Income Taxes	(522)	(1,462)	(1,586)	(212)	(2,108)	(1,674)
Income tax expense	(65)	—	—	—	(65)	—
Net Loss from Continuing Operations	(587)	(1,462)	(1,586)	(212)	(2,173)	(1,674)
Discontinued Operations
Income from operations	—	39	—	—	—	39
Gain on disposal of properties	—	1	—	—	—	1
Net Income from Discontinued Operations	—	40	—	—	—	40
Net Loss	$(587)	$(1,422)	$(1,586)	$(212)	$(2,173)	$(1,634)

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
			(in thousands, unaudited)
Property revenues	$26,120	$26,265	$16,100	$4,242	$42,220	$30,507
Property expenses	7,334	7,355	4,133	1,144	11,467	8,499
Property Net Operating Income	18,786	18,910	11,967	3,098	30,753	22,008
Asset Management and Commission Revenue	1,565	1,457	—	—	1,565	1,457
Development income	454	169	—	—	454	169
Other Income	2,019	1,626	—	—	2,019	1,626
Non-REIT management and leasing services	1,525	1,352	—	—	1,525	1,352
Depreciation and amortization	11,269	13,414	9,186	1,892	20,455	15,306
Provision for credit losses	284	184	159	12	443	196
Corporate general & administrative	4,566	5,636	289	655	4,855	6,291
Total Other Operating Expenses	17,644	20,586	9,634	2,559	27,278	23,145
(Loss) gain on disposal of properties	(12)	—	1,033	—	1,021	—
Interest income	1,079	301	1	—	1,080	301
Interest expense	(7,921)	(7,899)	(5,076)	(1,902)	(12,997)	(9,801)
Net Loss from Continuing Operations Before Income Taxes	(3,693)	(7,648)	(1,709)	(1,363)	(5,402)	(9,011)
Income tax expense	(175)	—	—	—	(175)	—
Net Loss from Continuing Operations	(3,868)	(7,648)	(1,709)	(1,363)	(5,577)	(9,011)
Discontinued Operations
Income from operations	16	115	—	—	16	115
Gain on disposal of properties	1,502	689	—	—	1,502	689
Net Income from Discontinued Operations	1,518	804	—	—	1,518	804
Net Loss	$(2,350)	$(6,844)	$(1,709)	$(1,363)	$(4,059)	$(8,207)

Property Revenues
Total same store property revenues for the three and nine month periods ended September 30, 2017 were $8.78 million and $26.12 million, respectively, compared to $8.74 million and $26.27 million, respectively, for the three and nine month periods ended September 30, 2016, representing an increase of $43 thousand and a decrease of $145 thousand, respectively. The decrease for the nine months ended September 30, 2017 is a result of lost revenue due to the closure of Career Point Business School.

New store revenues for the three and nine month periods ended September 30, 2017 were $5.67 million and $16.10 million, respectively, compared to $2.25 million and $4.24 million, respectively, for the the three and nine month periods ended September 30, 2016, representing an increase of $3.42 million and $11.86 million, respectively. The three and nine month periods ended September 30, 2017 represents a full period of operations reported for the twenty-three retail acquisitions made in 2016, nine of which were acquired subsequent to September 30, 2016. These properties will generate a significant amount of revenue for us and we will benefit from future contractual rent increases and expansion opportunities.

Property Expenses
Total same store property expenses for the three and nine month periods ended September 30, 2017 were $2.39 million and $7.33 million, respectively, compared to $2.41 million and $7.36 million, respectively, for the the three and nine month periods ended September 30, 2016, representing a decrease of $18 thousand and $21 thousand, respectively.

Total property expenses increased primarily due to new store increases of $717 thousand and $2.99 million for the three and nine month periods ended September 30, 2017, respectively, over the comparable prior year period.

Property Net Operating Income

Total property net operating income for the three and nine month periods ended September 30, 2017 were $10.72 million and $30.75 million, respectively, representing an increase of $2.76 million and $8.75 million, respectively. New stores accounted for the majority of these increases by generating $4.33 million and $11.97 million, respectively, in property net operating income for the three and nine month periods ended September 30, 2017, compared to $1.63 million and $3.10 million for the three and nine month periods ended September 30, 2016, respectively.

Other Income

Total other income for the three and nine month periods ended September 30, 2017 was $749 thousand and $2.02 million, respectively, representing a decrease of $173 thousand and an increase of $393 thousand, respectively. The change is a result of a $14 thousand decrease and $285 thousand increase, respectively, in development fees earned on the Sea Turtle Development project as the development began in the three months ended September 30, 2016 and a $159 thousand decrease and $108 thousand increase, respectively, in asset management and commission revenue.

Other Operating Expenses
Same store other operating expenses for the three and nine month periods ended September 30, 2017 were $5.46 million and $17.64 million, respectively, representing a decrease of $814 thousand and $2.94 million, respectively, primarily due to the following:

•	$452 thousand and $2.15 million decrease, respectively, in depreciation and amortization expense from additional assets becoming fully depreciated;

•
$242 thousand and $1.07 million decrease, respectively, in general and administrative expenses due to an overall decrease in salaries and compensation partially related to the elimination of Chief Operating Officer role at June 30, 2016 and the allocation of property management expenses to the twenty-three properties acquired in 2016 for the full 2017 respective periods; and

•
$78 thousand decrease and $173 thousand increase, respectively, in non-REIT management and leasing services related to the revenue associated with asset management fees, leasing commissions and development fees.

Total other operating expenses increased by $2.48 million and $4.13 million, respectively, for the three and nine month periods ended September 30, 2017 due to an overall increase in depreciation and amortization resulting from the additional expense associated with the twenty-three properties acquired in 2016 of which $1.74 million relates to the Bi-Lo lease termination at Shoppes at Myrtle Park. The increase in depreciation and amortization is offset by an overall decrease in general and administrative expenses as noted above.

General and administrative expenses during the three and nine month periods ended September 30, 2017 included approximately $362 thousand and $1.48 million of expenses related to acquisitions, capital events and other miscellaneous costs.

Gain on Disposal of Properties - Operations

Overall, the gain on disposal of properties of $1.02 million for the nine month period ended September 30, 2017 is primarily attributable to the sale of the Steak n' Shake outparcel at Rivergate in June 2017, as discussed in Note 3.
Interest Income

Same store interest income was $363 thousand and $1.08 million, respectively, for the three and nine month periods ended September 30, 2017, which represents increases of $64 thousand and $778 thousand, respectively, as compared to the same 2016 periods. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable recognized during the three and nine months ended September 30, 2017 as the note receivable was issued in the three months ended September 30, 2016. The nine months ended September 30, 2017 represents a full nine months of interest income on the note receivable.

Interest Expense
During the three and nine month periods ended September 30, 2017, same store interest expense decreased $175 thousand and increased $22 thousand, respectively, when compared to the period in 2016, primarily due to incremental debt service associated with additional borrowings.

Total interest expense for the three and nine month periods ended September 30, 2017 increased by $611 thousand and $3.20 million, respectively, which is primarily attributable to amortization of loan costs and the incremental debt service associated with the additional borrowings utilized to acquire the twenty-three retail properties occurring in 2016, nine of which were acquired subsequent to September 30, 2016.

Discontinued Operations

Net (loss) income from discontinued operations totaled $0 thousand and $1.52 million, respectively, for the three and nine month periods ended September 30, 2017, compared to a net income of $40 thousand and $804 thousand, respectively, for three and nine month periods ended September 30, 2016. The nine month period increase is due to the sale of Ruby Tuesdays/Outback at Pierpont occurring during the nine months ended September 30, 2017, which resulted in a larger gain compared to the sale of Starbucks/Verizon occurring during the six months ended June 30, 2016.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three and nine month periods ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	Same Store		New Store		Total		Period Over Period Changes
	2017	2016	2017	2016	2017	2016	$	%
				(in thousands, unaudited)
Net Loss	$(587)	$(1,422)	$(1,586)	$(212)	$(2,173)	$(1,634)	$(539)	(32.99)%
Depreciation and amortization of real estate assets	3,612	4,064	4,134	930	7,746	4,994	2,752	55.11%
Loss on disposal of properties	1	—	—	—	1	—	1	—%
Gain on disposal of properties-discontinued operations	—	(1)	—	—	—	(1)	1	100.00%
FFO	$3,026	$2,641	$2,548	$718	$5,574	$3,359	$2,215	65.94%

	Nine Months Ended September 30,
	Same Store		New Store		Total		Period Over Period Changes
	2017	2016	2017	2016	2017	2016	$	%
				(in thousands, unaudited)
Net Loss	$(2,350)	$(6,844)	$(1,709)	$(1,363)	$(4,059)	$(8,207)	$4,148	50.54%
Depreciation and amortization of real estate assets	11,269	13,414	9,186	1,892	20,455	15,306	5,149	33.64%
Loss (gain) on disposal of properties	12	—	(1,033)	—	(1,021)	—	(1,021)	—%
Gain on disposal of properties-discontinued operations	(1,502)	(689)	—	—	(1,502)	(689)	(813)	(118.00)%
FFO	$7,429	$5,881	$6,444	$529	$13,873	$6,410	$7,463	116.43%

During the three and nine month periods ended September 30, 2017, same store FFO increased $385 thousand and $1.55 million, respectively, primarily due to the following:

•	$242 thousand and $1.07 million, respectively, decrease in general and administrative expenses;

•	$173 thousand decrease and $393 thousand increase, respectively, in other income as a result of development fees earned on Sea Turtle Development project and asset management and commission revenues;

•	$78 thousand decrease and $173 thousand increase, respectively, in non-REIT management and leasing services;

•	$65 thousand and $175 thousand, respectively, increase in income tax expense;

•	$64 thousand and $778 thousand, respectively, increase in interest income as a result of notes receivable; and

•	$61 thousand increase and $124 thousand decrease, respectively, in property net operating income.

Total FFO increased $2.22 million and $7.46 million, respectively, for the three and nine month periods ended September 30, 2017 compared to the same period in 2016, primarily due to incremental new store FFO of $1.83 million and $5.92 million, respectively, attributable to the twenty-three retail acquisitions that occured during 2016.
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

Total AFFO for the three and nine month periods ended September 30, 2017 and 2016, respectively, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, unaudited)
FFO	$5,574	$3,359	$13,873	$6,410
Preferred stock dividends	(2,496)	(1,240)	(7,473)	(2,263)
Preferred stock accretion adjustments	205	78	605	255
FFO available to common shareholders and common unitholders	3,283	2,197	7,005	4,402
Acquisition costs	233	118	832	914
Capital related costs	82	61	468	311
Other non-recurring and non-cash expenses	47	47	177	506
Share-based compensation	134	171	735	582
Straight-line rent	(162)	(81)	(566)	(223)
Loan cost amortization	682	629	2,509	1,464
Accrued interest income	(121)	(294)	(359)	(294)
Above (below) market lease amortization	65	(3)	448	69
Recurring capital expenditures and tenant improvement reserves	(245)	(188)	(696)	(514)
AFFO	$3,998	$2,657	$10,553	$7,217
Acquisition expenses were primarily related to acquisitions personnel and due diligence of potential acquisitions currently in our pipeline. Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future.
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred and Series D Preferred. Other non-recurring expenses primarily relate to those costs that are related to miscellaneous items that we do not anticipate incurring on a going forward basis.
Liquidity and Capital Resources
At September 30, 2017, our consolidated cash and cash equivalents totaled $5.66 million compared to consolidated cash and cash equivalents of $4.86 million at December 31, 2016. Cash flows from operating activities, investing activities and financing activities for the nine month period ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2017	2016	$	%
		(in thousands, unaudited)
Operating activities	$18,514	$9,409	$9,105	96.77%
Investing activities	$358	$(19,745)	$20,103	101.81%
Financing activities	$(18,072)	$35,676	$(53,748)	(150.66)%
Operating Activities
During the nine months ended September 30, 2017, our cash flows from operating activities were $18.51 million, compared to cash flows from operating activities of $9.41 million during the nine months ended September 30, 2016, representing an increase of $9.11 million. This increase is primarily the result of a $4.15 million decrease in our consolidated net loss due to factors discussed in the Results of Operations section above, specifically the incremental increase in FFO of $5.92 million from new store properties earned during the respective periods. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions accompanied by a decrease in cash restricted for operating property reserves.
Investing Activities
During the nine months ended September 30, 2017, our cash flows from investing activities were $358 thousand, compared to cash flows used in investing activities of $19.75 million during the nine months ended September 30, 2016, representing an increase of $20.10 million due to the following:

•	$9.40 million decrease in cash outflows for the issuance of the Sea Turtle Development notes receivable;

•	$8.68 million decrease in cash outflows used for the acquisition of the fourteen A-C Portfolio properties in 2016;

•	$2.42 million increase in cash as a result of the sale of a land parcel at Carolina Place and the Steak n' Shake outparcel at Rivergate;

•	$955 thousand decrease in cash outflows for capital property reserves;

•	$837 thousand decrease in cash outflows for cash restricted for property acquisitions;

•
$486 thousand increase in cash received for disposal of properties as a result of the 2017 sale of the Ruby Tuesdays/Outback at Pierpont Shopping Center offset by the 2016 sale of Starbucks/Verizon; and

•	Offset by $2.68 million increase in cash outflows on capital expenditures.

Financing Activities

During the nine months ended September 30, 2017, our cash flows used in financing activities were $18.07 million, compared to $35.68 million of cash flows provided by financing activities during the nine months ended September 30, 2016, representing a decrease of $53.75 million due to the following:

•	$61.31 million decrease in proceeds from sale of preferred stock due to the Series B Preferred and Series D Preferred offerings occurring in 2016;

•
$2.93 million decrease in loan proceeds due to the $8.00 million Revere Loan occurring in 2016 offset by a $3.22 million increase in refinancing proceeds and the $1.85 million Columbia Fire House Construction Loan occurring in 2017;

•	$2.61 million in additional cash outflows for dividends and distributions primarily as a result of Series B Preferred and Series D Preferred offerings;

•
Partially offset by $11.85 million decrease in loan principal payments due to the 2016 KeyBank pay-down of $21.1 million offset by the 2017 refinancing of loans along with paydown of the Rivergate loan and Revere Loan as a result of Steak n' Shake and Carolina Place sales; and

•
$2.93 million decrease in payments for deferred financing costs primarily related to the acquisition of the fourteen A-C Portfolio properties in 2016 compared to costs associated with less 2017 refinances.

As of September 30, 2017 and December 31, 2016, our debt balances, excluding unamortized debt issuance costs, consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands, unaudited)
Fixed-rate notes	$218,225	$211,539
Adjustable-rate mortgages	26,520	28,082
Fixed-rate notes, assets held for sale	—	1,350
Floating-rate line of credit	68,032	74,077
Total debt	$312,777	$315,048

The weighted-average interest rate and term of our fixed-rate debt are 4.78% and 6.41 years, respectively, at September 30, 2017. We have $23.01 million of debt maturing, including scheduled principal repayments, during the three months ending December 31, 2017. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Footnote 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at September 30, 2017 are $84.25 million in debt maturities due in the twelve months ended September 30, 2018, debt service payments, Series B Preferred and Series D Preferred dividends (approximately $9.2 million), margin covenant requirements as detailed in our Credit Agreement with KeyBank and the $1.44 per share (approximately $13.50 million) targeted annual Common Stock dividends we are planning to pay on a quarterly basis.  Included in the $84.25 million of debt maturities is the $68.03 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $50.00 million prior to December 6, 2017 in accordance with the Fourth Amendment as described in Footnote 11. The Company is in the process of refinancing the $3.00 million Bank Line of Credit loan which has been extended to December 2017 and has the ability to repay the $259 thousand Columbia Fire House Loan with available funds from the Columbia Fire House Construction Loan. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

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
Off-Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 7 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2016 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2017. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At September 30, 2017, approximately $218.23 million, or 69.77%, of our debt had fixed interest rates and approximately $94.55 million, or 30.23%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $946 thousand per year. At September 30, 2017, LIBOR was approximately 123 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $1.17 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2017 (the end of the period covered by this Form 10-Q).
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

As of September 30, 2017, our largest anchor tenant, Bi-Lo, which represents approximately 11.16% of our total annualized base has closed two of the fifteen stores located in our portfolio, representing 85,160 square feet and approximately $1.02 million of annualized base rent. The Bi-Lo lease at the Myrtle Park location has been terminated as of September 30, 2017. In addition, Martin’s at Brook Run, representing 58,473 square feet and $380 thousand of annualized base rent closed in August 2017. We are currently collecting rent from Bi-Lo at Cypress and Martin's at Brook Run on their remaining lease terms which expire in 2018 and 2020, respectively. The loss of these anchor tenants at these three properties may result in decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and may make it more difficult for us to secure tenant lease renewals or new tenants for these properties. Management is currently in negotiations with potential backfills on the three spaces.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (17)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (19)

3.4	Articles of Amendment and Restatement, effective March 31, 2017. (8)

3.5	Articles of Amendment and Restatement, effective March 31, 2017. (8)

3.6	Amended and Restated Bylaws of Registrant. (2)

4.1	Form of Certificate of Common Stock of Registrant. (8)

4.2	Form of Certificate of Series B Preferred Stock of Registrant. (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (17)

4.4	Form of Warrant Certificate of Registrant. (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering. (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (13)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (14)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (14)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (14)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (14)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (14)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (14)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (14)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (14)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units. (18)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (17)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (19)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan. (20)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan. (16)

10.8	Employment Agreement with Jon S. Wheeler. (11)

10.9	Employment Agreement with Robin A. Hanisch. (11)

10.10	Employment Agreement with Wilkes Graham. (11)

10.11	Subordination Agreement. (5)

10.12	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (7)

10.13	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.14	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.15	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.16	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (13)

10.17	Credit Agreement, dated May 29, 2015, between Wheeler REIT, L.P. and KeyBank National Association. (10)

10.18	First Amendment and Joinder Agreement to KeyBank Credit Agreement dated April 12, 2016. (13)

10.19	Second Amendment and Joinder Agreement to KeyBank Credit Agreement dated December 7, 2016. (12)

10.20	Third Amendment to KeyBank Credit Agreement dated August 7, 2017. (21)

10.21	Fourth Amendment to KeyBank Credit Agreement dated October 6, 2017. (22)

10.22	Tax Protection Agreement dated February 8, 2017. (15)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (23)

101.INS	XBRL Instance Document. (23)

101.SCH	XBRL Taxonomy Extension Schema Document. (23)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (23)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (23)

101.LAB	XBRL Taxonomy Extension Labels Linkbase. (23)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (23)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on filed on April 3, 2017 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 2, 2015 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on December 12, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 9, 2017 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 8-K/A filed on October 12, 2017 and hereby incorporated by reference.

(23)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ WILKES J. GRAHAM
Wilkes J. Graham
Chief Financial Officer

Date:	November 9, 2017