Form 10-K
period 2017-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2018-03-07
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated file	☐	☑	Accelerated filer

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	☐	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $86,033,901.
As of March 5, 2018, there were 8,946,399 shares of Common Stock, $0.01 par value per share, outstanding.

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

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. is a fully-integrated, self-managed commercial real estate investment company focused on acquiring and managing income-producing retail properties with a primary focus on grocery-anchored centers. Our strategy is to acquire and manage well-located, potentially dominant retail properties in secondary and tertiary markets that generate attractive risk-adjusted returns, with a particular emphasis on grocery-anchored retail centers. We target competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional retailers that offer consumer goods and generate regular consumer traffic. We believe our tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

As of December 31, 2017, we own a portfolio consisting of seventy-three properties, including fifty-nine retail shopping centers and five freestanding retail properties totaling 4,902,381 total leasable square feet of which approximately 93% are leased (our "operating portfolio"), one office property, seven undeveloped land parcels totaling approximately 69 acres and 1 redevelopment project. We believe the current market environment creates a substantial number of favorable investment opportunities in our target markets with attractive yields on investment and significant upside potential in terms of income and gain.

We have 53 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in the aggregate and expertise particularly in the retail asset class, which we believe provides for flexibility in pursuing attractive acquisition, development and repositioning opportunities. Because varying market conditions create opportunities at different times across the retail property sector, we believe our expertise enables us to target relatively more attractive investment opportunities throughout economic cycles. In addition, our fully integrated platform with in-house development capabilities allows us to pursue development and redevelopment projects with multiple uses. We believe that our ability to pursue these types of opportunities differentiates us from many competitors in our markets.

Our executive officers and the members of the management team have extensive experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. Jon S. Wheeler, our prior Chairman and Chief Executive Officer, and, prior Chief Financial Officer (the "CFO"), Wilkes Graham were replaced with David Kelly as Chief Executive Officer (the "CEO") in January 2018 and Matthew Reddy as CFO in February 2018. David Kelly, our CEO previously served as the Chief Investment Officer (the "CIO"). He has over twenty-seven years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supevalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million. Matthew Reddy our CFO is a certified public accountant and has been with the Company since June 2015 as Chief Accounting Officer. Prior to joining Wheeler, Mr. Reddy was the Assistant Vice President of Online Products at Liberty Tax Service. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor. Andrew Franklin is our Senior Vice President of Operations and has over eighteen years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day to day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 Million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk adjusted returns to our shareholders by increasing cash flows at our existing properties and acquiring additional properties with attractive yields below replacement cost. We intend to achieve this objective utilizing the following investment strategy:

•
Focus on necessity-based retail. We intend to invest in retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. According to Statista, the average consumer in the US makes a trip to a grocery store 1.5 times per week. We believe targeting centers that provide essential goods and services such as groceries results in a stable, lower-risk portfolio of retail investment properties.

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

•
Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has strong expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management such as common area maintenance ("CAM"), or CAM reimbursement and experience utilizing exterior parking for build to suit outparcels or pad sales. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. Operating expenses that qualify for CAM reimbursement include, but are not limited to, landscaping, parking field maintenance and repairs, building maintenance and repairs, utilities and their associated maintenance and repair within the shopping center. The amount that each tenant pays is determined on a pro-rata basis as defined in our lease and our leases generally allow us to add an administrative fee of 15%. Some leases are structured such that they include a cap on paying CAM and additional fees and charges. Additionally, in some cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

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

•
Acquire properties that meet our strict underwriting guidelines and process. Initially, our underwriting process begins with a cursory review of the asset to determine if there is a fit with our acquisition criteria. The offering memorandum; seller’s financials; lease abstracts (anchor and small shop); rent roll; delinquency reports; assumable debt, if any; tenant sales reports; and the general physical structure of the asset are reviewed. By analyzing the trade area we can determine trade area demographics, how the target asset sits within the trade area compared to its competition and how that trade area is currently being serviced by the existing retail base. Provided the cursory review of the target asset is satisfactory we begin the primary underwriting. The acquisition analyst develops an eleven year cash flow analysis using Argus software utilizing lease abstracts, rent roll, financials provided by seller, and historical data from our own portfolio. Lease administration reviews the third-party abstracts of all leases giving particular attention to use restrictions/conflicts, lease termination rights, relocation rights and accuracy against the provided rent roll. Tenant interviews are done with all key tenants per a multi-point checklist. The property is reviewed internally by leasing, asset management and property management departments. Third party reports are generated for environmental, zoning, appraisal and property condition assessment. Legal reviews newly produced survey and title binder. Discussions are held with the local municipality, particularly economic development, zoning and planning to determine potential competitive activity, changes in traffic patterns and possible real estate tax exposure. Lastly, an on-site review of the asset by representatives of the Investment Committee of the Board of Directors and Mr. Kelly, our CEO, is required before the due diligence portion of any contract closes. In all, a checklist of over 100 items is reviewed and signed off prior to moving into the closing phase of the contract.

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

Dispositions

In 2017, we disposed of the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre, the 2.14 acre land parcel at Carolina Place and the Steak n' Shake, 1.06 acre outparcel at Rivergate. The sales of the Steak n' Shake outparcel at Rivergate and the land parcel at Carolina Place do not represent a strategic shift that has a major effect on the Company's financial position or results of operations. The sale of the Ruby Tuesday's and Outback Steakhouse free-standing properties reflects the execution of our strategy of acquiring multi-tenant properties, monetizing core-assets and using proceeds to re-invest in our specialized markets. We may dispose of additional properties based upon management’s periodic review of our portfolio, and the determination by our Board of Directors that such activity would be in our best interest. The tax consequences to our directors and executive officers that hold common units resulting from a proposed disposition of a property may influence their decision as to the desirability of such proposed disposition.

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

Lending Policies

In 2016, we loaned $11.0 million to a related party for the partial funding of the Sea Turtle Development project in Hilton Head, South Carolina and $1.0 million note receivable in consideration for the sale of a land parcel owned by the Company. The Company has recognized a $5.26 million non-cash impairment charge on the note receivable as of December 31, 2017. We do not have a policy limiting our ability to make loans to other persons. We may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold. We also may make loans to joint ventures in which we participate. However, we do not intend to engage in significant lending activities. Any loan we make will be consistent with maintaining our status as a REIT.

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

We may, under certain circumstances, purchase shares of our Common Stock or other securities in the open market or in private transactions with our stockholders, provided that those purchases are approved by our Board of Directors. Any repurchase of shares of our Common Stock or other securities, would only be taken in conformity with applicable federal and state laws and the applicable requirements for qualification as a REIT.

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
As of December 31, 2017, we had approximately $313.78 million of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2017, our total indebtedness was approximately $313.78 million, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur additional debt to finance future acquisition and development activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Failure to reduce our revolving line of credit with KeyBank may cause a default under its terms.
As of December 31, 2017, we had approximately $68.03 million of indebtedness outstanding on our $75.00 million KeyBank Line of Credit, which we are required to pay down to $52.50 million prior to July 1, 2018. If we are unable to refinance properties off the line of credit in order to return the total commitment to $52.50 million, we may use funds from our operations to pay down the indebtedness on the line of credit. A pay down from funds from our operations may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. This could have significant adverse consequences, including the following: our cash flow may be insufficient to make required principal and interest payments on our indebtedness; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; and we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject. If any one of these events were to occur, our financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected. In addition, we may not have sufficient funds from operations to pay down the line of credit, which may cause a default under its terms, resulting in a foreclosure of properties that secure the line of credit. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.

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
As of December 31, 2017, leases representing approximately 9.39% of the square footage and approximately 9.99% of the annualized base rent of the properties in our portfolio will expire during the twelve months ending December 31, 2018, and an additional 8.07% of the square footage of the properties in our portfolio was available. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow ability to make distributions and per share trading price of our securities could be adversely affected.

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
Factors that may adversely affect our ability to control operating costs include the need to pay for insurance and other operating costs, including real estate taxes, which could increase over time, the need periodically to repair, renovate and re-lease space, the cost of compliance with governmental regulation, including zoning, environmental and tax laws, the potential for liability under applicable laws, interest rate levels, principal loan amounts and the availability of financing. If our operating costs increase as a result of any of the foregoing factors, our results of operations may be adversely affected.
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
The turnover in our senior management could have a material adverse effect on our business.
On January 4, 2018, Wilkes Graham tendered his resignation as our CFO. Our Board of Directors named, Matthew Reddy, the Company’s then acting Chief Accounting Officer as CFO. In addition, on January 29, 2018, our Board or Directors terminated Jon Wheeler as the Company’s Chairman, CEO and President. Our Board of Directors named, David Kelly, the Company’s then acting CIO as CEO. While we believe Mr. Kelly and Mr. Reddy are adequate replacements they have limited experience acting as CEO and CFO, respectively. If Mr. Kelly or Mr. Reddy are unable to adequately perform their new duties it could have a material adverse effect on our Company. In addition, the process of learning their new positions will require them to devote time and resources to such efforts that might otherwise be spent on the operation of our business.
Our success depends upon our retaining and recruiting key personnel.
Our future success depends heavily upon the continued service of our key executives. In particular, we rely on the expertise and experience of David Kelly, our President and CEO, Matthew Reddy, our CFO and Andy Franklin, our Chief Operating Officer ("the COO"). We rely on their industry expertise and experience in our business operations, and in particular, their business vision, financial and accounting, management skills, and working relationship with our employees, our major shareholders, the regulatory authorities, and many of our tenants. If they became unable or unwilling to continue in their present positions, or they left our Company, we may not be able to replace him them, our business may be significantly disrupted and our financial condition and results of operations may be materially adversely affected.
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
We have a limited operating history as a REIT and a publicly traded company. We cannot assure you that the past experience of Mr. Kelly and our management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002 and REIT requirements imposed by the Code. Failure to operate successfully as a public company or maintain our qualification as a REIT would have an adverse effect on our financial condition, results of operations, cash flow and per share trading price of our Common Stock.
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
We may not comply with the Asset Coverage Ratio contained in the terms of our Series D Preferred Stock.
The terms of our Series D Preferred Stock require us to maintain a certain level of asset coverage. More specifically, we are required to maintain an asset coverage percentage of at least 200% on the last business day of each calendar quarter. This percentage is calculated by dividing (i) our total assets plus accumulated depreciation minus our total liabilities and indebtedness as reported in our financial statements (exclusive of the book value of any Redeemable and Term Preferred Stock) by (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of the outstanding shares of our Series D Preferred Stock and any outstanding shares of Redeemable and Term Preferred Stock. If we fail to satisfy the Asset Coverage Ratio (as defined in Note 9 to the consolidated financial statements beginning on page 126 of this Annual Report on Form 10-K"), we must cure the failure during the period that expires at the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter. If we fail to cure the failure prior to the Asset Coverage Cure Date (as defined in Note 9 to the consolidated financial statements beginning on page 121 of this Annual Report on Form 10-K"), the terms of our Series D Preferred Stock require us to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having an Asset Coverage Ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption.
There can be no guarantee that we will continue to comply with the Asset Coverage Ratio in the future. To the extent we fail to satisfy the Asset Coverage Ratio and are required to redeem shares of our Series D Preferred Stock, our business and its operations may be materially and adversely impacted.

If a major tenant declares bankruptcy or experiences a downturn in its business, we may be unable to collect balances due under relevant leases.
We may experience concentration in one or more tenants across several of the properties in our portfolio. At any time, our tenants may experience a downturn in their business that may significantly weaken their financial condition. As a result, our tenants, including our anchor and other major tenants, may fail to comply with their contractual obligations to us, seek concessions in order to continue operations or declare bankruptcy, any of which could result in the termination of such tenants’ leases and the loss of rental income attributable to the terminated leases. In addition, certain of our tenants may cease operations while continuing to pay rent, which could decrease customer traffic, thereby decreasing sales for our other tenants at the applicable retail property. In addition to these potential effects of a business downturn, mergers or consolidations among large retail establishments could result in the closure of existing stores or duplicate or geographically overlapping store locations, which could include stores at our retail properties.
Loss of, or a store closure by, an anchor or major tenant could significantly reduce our occupancy level or the rent we receive from our retail properties. In addition, we may not be able to re-lease vacated space at attractive rents or at all. Moreover, in the event of default by a major tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties. The occurrence of any of the situations described above, particularly if it involves an anchor tenant with leases in multiple locations, could seriously harm our performance and could adversely affect the value of the applicable retail property.
Any of our tenants, or any guarantor of one of our tenant’s lease obligations, could become subject to a bankruptcy proceeding pursuant to Title 11 of the United States Code (the “Bankruptcy Code”). If a tenant becomes a debtor under the Bankruptcy Code, federal law prohibits us from evicting such tenant based solely upon the commencement of such bankruptcy. Further, such a bankruptcy filing could prevent us from attempting to collect pre-bankruptcy debts from the bankrupt tenant or its properties or taking other debt enforcement actions, unless we receive an enabling order from the bankruptcy court. Generally, post-bankruptcy debts are required by statute to be paid currently, which would include payments on our leases that come due after the date of the bankruptcy filing. Such a bankruptcy filing also could cause a decrease, delay or cessation of current rental payments, reducing our operating cash flows and the amount of cash available for distributions to stockholders. Prior to emerging from bankruptcy, the tenant will need to decide whether to assume or reject its leases. Generally, and unless otherwise agreed to by the tenant and the lessor, if a tenant assumes a lease, all pre-bankruptcy balances and unpaid post-bankruptcy amounts owed under the lease must be paid in full. If a given lease or guaranty is not assumed, our operating cash flows and the amount of cash available for distribution to stockholders may be adversely affected. If a lease is rejected by a tenant in bankruptcy, we are entitled to general unsecured claims for damages. If a lease is rejected, we may not receive any further rent payments from the tenant, and the amount of our general unsecured claim for future rent would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent and damages already due but unpaid. We would only receive recovery on our general unsecured claim in the event that funds or other consideration were available for distribution to general unsecured creditors, and then only in the same percentage as that realized on other general unsecured claims. We may also be unable to re-lease a terminated or rejected property or to re-lease it on comparable or more favorable terms.
As of December 31, 2017, approximately 32.01% of the contractual base revenue of our total portfolio was derived from our ten largest tenants. The largest tenant as of December 31, 2017, Bi-Lo, LLC (“BI-LO”), a subsidiary of Southeastern Grocers, LLC (“Southeastern Grocers”), leased fourteen BI-LO grocery store locations from us with an aggregate of 516,173 leased square feet for an aggregate annualized base rent of approximately $4.8 million, which together represents 10.53% of our gross leasable area and 11.24% of our total annualized base rent. One of these locations, representing 47,260 square feet and approximately $454,000 in annualized based rent, is currently closed. However, we expect that BI-LO will continue to pay the rent for this location through the remainder of the lease term, which expires in March 2018. In addition, BI-LO closed a second store in our portfolio in 2017, representing 37,900 square feet and approximately $569,000 in annualized base rent. On December 19, 2017, we entered into a lease with nationally recognized fitness center operator Planet Fitness to backfill 24,050 square feet of the 37,900 square foot vacancy created by this store closure. In addition, subsidiaries of Southeastern Grocers lease three Winn Dixie locations and two Harvey’s locations from us with an aggregate of 208,175 leased square feet for an aggregate annualized base rent of approximately $1.5 million, which together represents 4.25% of our gross leasable area and 3.39% of our total annualized base rent. Recent media reports have indicated that Southeastern Grocers and BI-LO may be in financial distress and considering filing for bankruptcy protection. If BI-LO, Southeastern Grocers or any of its subsidiaries fail to comply with their contractual obligations to us, seek concessions in order to continue operations or file for bankruptcy protection, our efforts to collect rental payments could be delayed and, ultimately, precluded. Any decrease or cessation of rental payments would result in a reduction in our cash flow and the amount of cash available to distribute to our stockholders.

In the event of a bankruptcy filing by Southeastern Grocers or any of its subsidiaries, there can be no assurance that Southeastern Grocers, any of its subsidiaries or the bankruptcy trustee would assume our leases. If any lease is not assumed or we cannot lease the space to another tenant, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.
Our business and the market price of our common stock could be negatively affected as a result of the actions of activist stockholders.
Joseph Stilwell, NS Advisors, LLC and Westport Capital Partners LLC have each filed a Schedule 13D announcing that they each plan to nominate two director candidates for election to our board of directors at our 2018 annual meeting of stockholders. Our business, operating results or financial condition could be harmed by these potential proxy contests because, among other things:

●
Responding to proxy contests is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

●
Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team, including our CEO, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

●	The expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to proxy contests and any related litigation may be substantial; and

●
We may choose to initiate, or may become subject to, litigation as a result of the proxy contests or matters arising from the proxy contests, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our securities could be subject to significant fluctuations or otherwise be adversely affected by the uncertainties described above or the outcome of the proxy contests.
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
Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

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
In addition, the Code imposes restrictions on a REIT’s ability to dispose of properties that are not applicable to other types of real estate companies. In particular, the tax laws applicable to REITs effectively require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to vary our portfolio in response to economic or other conditions promptly or on favorable terms, which may adversely affect our financial condition, results of operations, cash flow, ability to make distributions to our stockholders and per share trading price of our securities.
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

The Sea Turtle Development notes receivable are subject to significant risks and losses related to the underlying collateral which could have a material adverse effect on our financial condition and results of operations.

As discussed in greater detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," we have originated notes receivable to Sea Turtle Development which take the form of subordinated loans secured by second mortgages on the underlying development. This type of loan involves a higher degree of risk than first lien position mortgages because the loan may become unsecured as a result of foreclosure by the senior lender. In addition, these loans have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. If the borrower defaults on our loan or in the event of a borrower bankruptcy our loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our initial investment. In the event of default, significant losses related to loan investments could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2017, we own 94.34% of the outstanding common units of our Operating Partnership, and we may, in connection with our acquisition of properties or otherwise, issue additional partnership units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own partnership units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.
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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.
Our Portfolio

At December 31, 2017, we owned seventy-three properties, including sixty-four income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Oklahoma, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 4,902,381 gross leasable square feet of retail space, which we refer to as our operating portfolio. The following table presents an overview of our properties, based on information as of December 31, 2017.
Portfolio

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot
Alex City Marketplace	Alexander City, AL	18	147,791	99.2%	99.2%	$1,133,080	$7.73
Amscot Building (3)	Tampa, FL	1	2,500	100.0%	100.0%	115,849	46.34
Beaver Ruin Village	Lilburn, GA	27	74,038	84.0%	84.0%	1,065,286	17.13
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	416,584	11.93
Berkley (4)	Norfolk, VA	—	—	—%	—%	—	—
Berkley Shopping Center	Norfolk, VA	10	47,945	91.7%	91.7%	340,560	7.75
Brook Run Shopping Center	Richmond, VA	19	147,738	92.1%	92.1%	1,511,306	11.10
Brook Run Properties (4)	Richmond, VA	—	—	—%	—%	—	—
Bryan Station	Lexington, KY	10	54,397	99.8%	99.8%	582,113	10.72
Butler Square	Mauldin, SC	16	82,400	98.2%	98.2%	804,183	9.93
Cardinal Plaza	Henderson, NC	7	50,000	94.0%	94.0%	447,350	9.52
Chesapeake Square	Onley, VA	13	99,848	79.5%	79.5%	679,232	8.55
Clover Plaza	Clover, SC	9	45,575	100.0%	100.0%	354,044	7.77
Columbia Fire Station (6)	Columbia, SC	—	—	—%	—%	—	—
Conyers Crossing	Conyers, GA	15	170,475	100.0%	100.0%	1,004,179	5.89
Courtland Commons (4)	Courtland, VA	—	—	—%	—%	—	—
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	920,322	8.59
Cypress Shopping Center	Boiling Springs, SC	17	80,435	98.3%	98.3%	865,610	10.95
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	208,008	8.00
Devine Street	Columbia, SC	2	38,464	100.0%	100.0%	318,500	8.28
Edenton Commons (4)	Edenton, NC	—	—	—%	—%	—	—
Folly Road	Charleston, SC	6	47,794	100.0%	100.0%	721,552	15.10
Forrest Gallery	Tullahoma, TN	28	214,451	95.3%	95.3%	1,366,992	6.69
Fort Howard Shopping Center	Rincon, GA	17	113,652	75.1%	75.1%	728,150	8.53
Franklin Village	Kittanning, PA	29	151,673	100.0%	100.0%	1,203,743	7.94
Franklinton Square	Franklinton, NC	14	65,366	93.0%	93.0%	541,086	8.90
Freeway Junction	Stockbridge, GA	15	156,834	96.9%	96.9%	1,120,756	7.38
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	267,215	9.04
Graystone Crossing	Tega Cay, SC	11	21,997	100.0%	100.0%	537,329	24.43
Grove Park	Orangeburg, SC	14	106,557	86.9%	86.9%	704,674	7.61
Harbor Point (4)	Grove, OK	—	—	—%	—%	—	—
Harrodsburg Marketplace	Harrodsburg, KY	9	60,048	100.0%	100.0%	401,440	6.69
Jenks Plaza	Jenks, OK	4	7,800	64.1%	64.1%	101,764	20.35
Laburnum Square	Richmond, VA	21	109,405	100.0%	100.0%	978,186	8.94
Ladson Crossing	Ladson, SC	14	52,607	95.4%	95.4%	739,374	14.73

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Annualized Base Rent (2)	Annualized Base Rent per Occupied Square Foot
LaGrange Marketplace	LaGrange, GA	14	76,594	95.3%	95.3%	$385,743	$5.28
Lake Greenwood Crossing	Greenwood, SC	6	47,546	87.4%	87.4%	409,417	9.85
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	352,185	8.98
Laskin Road (4)	Virginia Beach, VA	—	—	—%	—%	—	—
Litchfield Market Village	Pawleys Island, SC	17	86,740	83.8%	83.8%	1,088,817	14.98
Lumber River Village	Lumberton, NC	10	66,781	96.4%	96.4%	483,813	7.51
Monarch Bank	Virginia Beach, VA	1	3,620	100.0%	100.0%	126,702	35.00
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	323,451	12.07
Nashville Commons	Nashville, NC	12	56,100	99.9%	99.9%	585,453	10.45
New Market Crossing	Mt. Airy, NC	13	116,976	96.1%	96.1%	966,962	8.61
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	488,280	11.41
Perimeter Square	Tulsa, OK	8	58,277	85.2%	51.8%	374,167	12.41
Pierpont Centre	Morgantown, WV	17	122,259	89.3%	89.3%	1,294,431	11.85
Port Crossing	Harrisonburg, VA	9	65,365	97.9%	97.9%	806,576	12.60
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	140,203	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	98.5%	98.5%	682,628	7.60
Riversedge North (5)	Virginia Beach, VA	—	—	—%	—%	—	—
Rivergate Shopping Center	Macon, GA	30	201,680	96.6%	96.6%	2,753,254	14.13
Sangaree Plaza	Summerville, SC	8	66,948	87.4%	87.4%	538,060	9.20
Shoppes at Myrtle Park	Bluffton, SC	12	56,380	75.4%	32.8%	366,347	19.82
Shoppes at TJ Maxx	Richmond, VA	18	93,624	100.0%	100.0%	1,124,749	12.01
South Lake	Lexington, SC	10	44,318	100.0%	100.0%	278,550	6.29
South Park	Mullins, SC	2	60,734	71.2%	71.2%	491,245	11.37
South Square	Lancaster, SC	4	44,350	70.8%	70.8%	256,255	8.16
St. George Plaza	St. George, SC	3	59,279	62.0%	62.0%	273,786	7.45
St. Matthews	St. Matthews, SC	5	29,015	87.2%	87.2%	307,693	12.16
Sunshine Plaza	Lehigh Acres, FL	19	111,189	91.1%	91.1%	911,068	8.99
Surrey Plaza	Hawkinsville, GA	5	42,680	100.0%	100.0%	286,245	6.71
Tampa Festival	Tampa, FL	19	137,987	98.8%	98.8%	1,266,566	9.29
The Shoppes at Eagle Harbor	Carrollton, VA	7	23,303	100.0%	100.0%	456,737	19.60
Tri-County Plaza	Royston, GA	6	67,577	89.2%	89.2%	431,969	7.17
Tulls Creek (4)	Moyock, NC	—	—	—%	—%	—	—
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	454,315	9.53
Village of Martinsville	Martinsville, VA	18	297,950	96.1%	96.1%	2,218,658	7.75
Walnut Hill Plaza	Petersburg, VA	8	87,239	65.0%	65.0%	447,119	7.88
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	418,228	8.41
Westland Square	West Columbia, SC	9	62,735	77.1%	77.1%	443,952	9.18
Winslow Plaza	Sicklerville, NJ	15	40,695	89.9%	89.9%	558,894	15.27
Total Portfolio		699	4,902,381	92.8%	91.9%	$42,970,985	$9.53

(1)	Reflects leases executed through January 10, 2018 that commence subsequent to the end of the current period.

(2)	Annualized base rent per leased square foot, assumes base rent as of the end of the current year, excluding the impact of tenant concessions and rent abatements.

(3)
We own the Amscot building, but we do not own the land underneath the buildings and instead lease the land pursuant to ground leases with parties that are affiliates of our former CEO, Jon Wheeler. As discussed in the financial statements in Item 15, these ground leases require us to make annual rental payments and contain escalation clauses and renewal options.

(4)	This information is not available because the property is undeveloped.

(5)	This property is our corporate headquarters that we 100% occupy.

(6)	This information is not available because the property is a redevelopment property.

Outstanding Indebtedness

As of December 31, 2017, our outstanding indebtedness was approximately $313.8 million. The following table sets forth information with respect to such indebtedness:

	Amount of Debt Outstanding as of December 31, 2017 ($ in 000s)	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service ($ in 000s)	Balance at Maturity ($ in 000s)
Bank Line of Credit	$3,000	4.37%	December 2017	N/A	$131	$3,000
Shoppes at Eagle Harbor	3,341	4.34%	March 2018	240	301	3,316
Revere Loan	6,808	8.00%	April 2018	N/A	545	6,808
Lumber River	1,500	4.32%	June 2018	N/A	65	1,473
KeyBank Line of Credit	15,532	4.05%	July 2018	N/A	628	15,532
Senior convertible notes	1,369	9.00%	December 2018	N/A	123	1,369
Harbor Point	553	5.85%	December 2018	240	132	460
Perimeter Square	5,382	5.50%	December 2018	N/A	296	5,382
Riversedge North	863	6.00%	January 2019	360	106	808
Monarch Bank Building	1,266	4.85%	June 2019	300	88	1,228
DF I-Moyock	194	5.00%	July 2019	60	128	—
Rivergate	22,689	4.32%	December 2019	N/A	981	21,593
KeyBank Line of Credit	52,500	4.05%	December 2019	N/A	2,124	52,500
LaGrange Marketplace	2,317	5.50%	March 2020	120	181	2,195
Folly Road	6,181	4.00%	March 2020	N/A	247	5,902
Columbia Fire Station construction loan	3,421	4.00%	May 2020	N/A	137	3,261
Shoppes at TJ Maxx	5,727	3.88%	May 2020	300	407	5,278
Walnut Hill Plaza	3,903	5.50%	September 2022	N/A	215	3,447
Twin City Commons	3,111	4.86%	January 2023	360	214	2,768
Tampa Festival	8,368	5.56%	September 2023	360	610	7,452
Forrest Gallery	8,669	5.40%	September 2023	360	612	7,764
South Carolina Food Lions Note	12,050	5.25%	January 2024	360	820	10,793
Cypress Shopping Center	6,485	4.70%	July 2024	240	412	5,700
Port Crossing	6,263	4.84%	August 2024	240	417	5,410
Freeway Junction	7,994	4.60%	September 2024	240	502	6,993
Harrodsburg Marketplace	3,553	4.55%	September 2024	240	229	3,044
Graystone Crossing	3,928	4.55%	October 2024	240	245	3,428
Bryan Station	4,547	4.52%	November 2024	240	282	3,960
Crockett Square	6,338	4.47%	December 2024	N/A	283	6,338
Pierpont Centre	8,113	4.15%	February 2025	N/A	337	6,858
Alex City Marketplace	5,750	3.95%	April 2025	N/A	227	5,750
Butler Square	5,640	3.90%	May 2025	N/A	220	5,640
Brook Run Shopping Center	10,950	4.08%	June 2025	N/A	447	10,950
Beaver Ruin Village I and II	9,400	4.73%	July 2025	N/A	445	9,400
Sunshine Shopping Plaza	5,900	4.57%	August 2025	N/A	270	5,900

	Amount of Debt Outstanding as of December 31, 2017 ($ in 000s)	Weighted Average Interest Rate	Maturity Date	Amortization Period (Mths)	Annual Debt Service ($ in 000s)	Balance at Maturity ($ in 000s)
Barnett Portfolio	$8,770	4.30%	September 2025	N/A	$377	$8,770
Fort Howard Shopping Center	7,100	4.57%	October 2025	N/A	324	7,100
Conyers Crossing	5,960	4.67%	October 2025	N/A	278	5,960
Grove Park Shopping Center	3,800	4.52%	October 2025	N/A	172	3,800
Parkway Plaza	3,500	4.57%	October 2025	N/A	160	3,500
Winslow Plaza	4,620	4.82%	December 2025	N/A	223	4,171
Chesapeake Square	4,507	4.70%	August 2026	120	286	3,753
Berkley/Sangaree/Tri-County	9,400	4.78%	December 2026	N/A	449	8,654
Riverbridge	4,000	4.48%	December 2026	N/A	179	4,000
Franklin	8,516	4.93%	January 2027	N/A	420	7,539
	$313,778

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2017.

Tenants	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Square Footage Percent Occupied	Base Rent Per Occupied Square Foot
BI-LO (1)	$4,829	11.24%	516,173	10.53%	$9.36
Food Lion	2,691	6.26%	325,576	6.64%	8.27
Kroger (2)	1,309	3.05%	186,064	3.80%	7.04
Winn Dixie (1)	1,031	2.40%	133,575	2.72%	7.72
Piggly Wiggly	978	2.28%	136,343	2.78%	7.17
Hobby Lobby	675	1.57%	114,298	2.33%	5.91
Harris Teeter (2)	578	1.35%	39,946	0.81%	14.47
Lowes Foods	571	1.33%	54,838	1.12%	10.41
Family Dollar	548	1.28%	75,291	1.54%	7.28
Goodwill	538	1.25%	71,620	1.46%	7.51
	$13,748	32.01%	1,653,724	33.73%	$8.31
(1) These tenants are both owned by Southeastern Grocers.
(2) These tenants are both owned by The Kroger Company.

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2017.

Lease Expiration Year	Number of Expiring Leases	Total Expiring Gross Leaseable Area	Percent of Total Gross Leaseable Area	Expiring Annualized Base Rent (in 000s)	Percent of Total Annualized Base Rent	Expiring Base Rent Per Leased Square Foot
Available	—	395,422	8.07%	$—	—	$—
2018	115	460,155	9.39%	4,292	9.99%	9.33
2019	140	713,230	14.55%	7,158	16.66%	10.04
2020	139	887,603	18.11%	8,044	18.72%	9.06
2021	89	578,364	11.80%	5,305	12.35%	9.17
2022	99	429,834	8.77%	4,786	11.14%	11.13
2023	37	452,104	9.22%	3,731	8.68%	8.25
2024	19	113,484	2.31%	1,105	2.57%	9.74
2025	18	264,323	5.39%	2,815	6.55%	10.65
2026	20	278,223	5.68%	2,418	5.63%	8.69
2027 and thereafter	23	329,639	6.71%	3,317	7.71%	10.06
		4,902,381	100.00%	$42,971	100.00%	$9.53

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

Depreciation

The following table sets forth depreciation information for our properties, as of December 31, 2017.

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Shoppes at TJ Maxx	$7,273	3.88%	Straight-Line	5-39 Years
Walnut Hill Plaza	3,607	4.73%	Straight-Line	5-39 Years
Lumber River Village	4,490	2.97%	Straight-Line	5-39 Years
Perimeter Square	5,559	3.08%	Straight-Line	5-39 Years
The Shoppes at Eagle Harbor	4,478	2.71%	Straight-Line	5-39 Years
Riversedge North	2,296	2.57%	Straight-Line	5-39 Years
Monarch Bank	1,986	2.90%	Straight-Line	5-39 Years
Amscot Building	493	2.77%	Straight-Line	5-39 Years
Twin City Crossing	3,065	3.13%	Straight-Line	5-39 Years
Surrey Plaza	1,857	3.63%	Straight-Line	5-39 Years
Tampa Festival	7,306	3.85%	Straight-Line	5-39 Years
Forrest Gallery	8,310	3.23%	Straight-Line	5-39 Years
Jenks Plaza	995	2.98%	Straight-Line	5-39 Years
Winslow Plaza	3,823	4.07%	Straight-Line	5-39 Years
Clover Plaza	1,223	2.84%	Straight-Line	5-39 Years
St. George Plaza	1,289	3.05%	Straight-Line	5-39 Years
South Square	1,911	2.56%	Straight-Line	5-39 Years
Westland Square	1,731	2.75%	Straight-Line	5-39 Years
Waterway Plaza	1,259	2.88%	Straight-Line	5-39 Years
Cypress Shopping Center	4,845	3.14%	Straight-Line	5-39 Years
Harrodsburg Marketplace	2,485	3.26%	Straight-Line	5-39 Years
Port Crossing Shopping Center	7,014	4.55%	Straight-Line	5-39 Years
LaGrange Marketplace	2,655	3.82%	Straight-Line	5-39 Years
Freeway Junction	6,768	2.93%	Straight-Line	5-39 Years
Graystone Crossing	2,856	2.77%	Straight-Line	5-39 Years
Bryan Station	2,813	3.05%	Straight-Line	5-39 Years
Crockett Square	6,998	3.15%	Straight-Line	5-39 Years
Pierpont Centre	9,231	3.35%	Straight-Line	5-39 Years
Alex City Marketplace	8,563	3.02%	Straight-Line	5-39 Years
Butler Square	6,433	2.82%	Straight-Line	5-39 Years
Brook Run Shopping Center	13,394	5.61%	Straight-Line	5-39 Years
Brook Run Properties (1)	8	—%	(1)	(1)
Laskin Road (1)	204	—%	(1)	(1)
Beaver Ruin Village	8,287	3.07%	Straight-Line	5-39 Years
Beaver Ruin Village II	2,814	2.80%	Straight-Line	5-39 Years
Sunshine Shopping Plaza	6,384	3.19%	Straight-Line	5-39 Years
Cardinal Plaza	2,475	3.48%	Straight-Line	5-39 Years
Franklinton Square	2,966	3.70%	Straight-Line	5-39 Years
Nashville Commons	3,526	3.20%	Straight-Line	5-39 Years
Chesapeake Square	4,426	4.49%	Straight-Line	5-39 Years
Grove Park Shopping Center	4,590	3.63%	Straight-Line	5-39 Years

	Federal Tax Basis	Depreciation Rate	Method of Depreciation	Useful Life Claimed
Parkway Plaza	$4,244	3.13%	Straight-Line	5-39 Years
Conyers Crossing	6,820	4.00%	Straight-Line	5-39 Years
Fort Howard Shopping Center	7,369	3.17%	Straight-Line	5-39 Years
Columbia Fire House (1)	4,334	—%	(1)	(1)
WHLR Macpherson, LLC (1)	7	—%	(1)	(1)
LBP Milltown, LLC (1)	196	—%	(1)	(1)
LBP Vauxhall, LLC (1)	1	—%	(1)	(1)
Darien Shopping Center	1,055	3.10%	Straight-Line	5-39 Years
Devine Street	1,941	2.79%	Straight-Line	5-39 Years
Folly Road	4,707	2.77%	Straight-Line	5-39 Years
Georgetown	1,917	2.94%	Straight-Line	5-39 Years
Ladson Crossing	3,958	3.17%	Straight-Line	5-39 Years
Lake Greenwood Crossing	2,499	2.92%	Straight-Line	5-39 Years
Lake Murray	1,537	3.85%	Straight-Line	5-39 Years
Litchfield Market Village	6,581	3.38%	Straight-Line	5-39 Years
Moncks Corner	1,109	3.07%	Straight-Line	5-39 Years
Ridgeland	376	3.63%	Straight-Line	5-39 Years
Shoppes at Myrtle Park	5,371	3.05%	Straight-Line	5-39 Years
South Lake	2,025	3.63%	Straight-Line	5-39 Years
South Park	2,972	2.97%	Straight-Line	5-39 Years
St. Matthews	1,946	2.79%	Straight-Line	5-39 Years
Berkley Shopping Center	2,856	3.60%	Straight-Line	5-39 Years
Sangaree Plaza	2,957	5.04%	Straight-Line	5-39 Years
Tri-County Plaza	3,421	4.45%	Straight-Line	5-39 Years
Riverbridge Shopping Center	5,384	3.33%	Straight-Line	5-39 Years
Laburnum Square	5,980	3.17%	Straight-Line	5-39 Years
Franklin Village	9,426	2.93%	Straight-Line	5-39 Years
Village at Martinsville	12,882	3.45%	Straight-Line	5-39 Years
New Market Crossing	5,232	3.24%	Straight-Line	5-39 Years
Rivergate Shopping Center	30,704	3.07%	Straight-Line	5-39 Years
Wheeler Real Estate, LLC	54	10.42%	Straight-Line	5-39 Years
Wheeler Interests, LLC	9	23.11%	Straight-Line	5-39 Years
Wheeler Real Estate Investment Trust, Inc.	487	18.38%	Straight-Line	5-39 Years
Wheeler REIT, LP	—	—%	Straight-Line	5-39 Years
	$313,043

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “WHLR”. On March 5, 2018, the closing price of our Common Stock reported on the NASDAQ Capital Market was $4.95 per share. All per share amounts for all periods presented reflect our Reverse Stock Split, which was effective March 31, 2017. The high and low Common Stock sales prices per share during the periods indicated were as follows:

Price per share of Common Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2017
High	$14.64	$14.40	$12.07	$12.30	$14.64
Low	$13.28	$7.95	$9.63	$8.18	$7.95

Quarter Ended
Fiscal Year 2016
High	$15.44	$12.80	$15.60	$14.40	$15.60
Low	$8.80	$9.60	$12.32	$12.00	$8.80

Our Series B Preferred Stock is traded on the NASDAQ Capital Market under the symbol “WHLRP”. On March 5, 2018, the closing price of our Series B Preferred Stock reported on the NASDAQ Capital Market was $13.98 per share. The high and low Preferred Stock sales prices per share during the periods indicated were as follows:

Price per share of Series B Preferred Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2017
High	$24.89	$24.76	$23.12	$22.65	$24.89
Low	$22.13	$19.51	$20.68	$17.69	$17.69

Quarter Ended
Fiscal Year 2016
High	$23.14	$22.13	$22.22	$23.00	$23.14
Low	$16.52	$18.48	$20.78	$20.63	$16.52

Our Series D Preferred Stock is traded on the NASDAQ Capital Market under the symbol “WHLRD”. On March 5, 2018, the closing price of our Series D Preferred Stock reported on the NASDAQ Capital Market was $16.60 per share. Our Series D Preferred Stock began trading on September 21, 2016. The high and low Preferred Stock sales prices per share during the periods indicated were as follows:

Price per share of Series D Preferred Stock:
Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal Year 2017
High	$26.10	$26.44	$26.50	$22.84	$26.50
Low	$23.12	$21.99	$21.60	$19.02	$19.02

Quarter Ended
Fiscal Year 2016
High	N/A	N/A	$25.50	$25.50	$25.50
Low	N/A	N/A	$24.50	$23.01	$23.01

Total Stockholder Return Graph

The following graph sets forth the cumulative total stockholder return on Wheeler’s common shares, assuming reinvestment of dividends, to our stockholders for the five years ending December 31, 2017, in comparison to cumulative total stockholder returns for the Russell 2000 Index Total Return and the index of equity real estate investments trusts prepared by the National Association of Real Estate Investment Trusts (“NAREIT”).  The stock performance graph assumes that $100 was invested on November 16, 2012. The FTSE NAREIT All Equity Index Total Return includes all tax qualified real estate investment trusts with more than 50% of total assets in qualifying real estate assets other than mortgage secured by real property.  The information in this paragraph and the following graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	Cumulative Total Return for the Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
WHLR	$100.00	$78.64	$79.58	$43.19	$43.66	$36.39
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
FTSE NAREIT All Equity Index	100.00	102.86	131.68	135.40	147.09	159.85

Approximate Number of Holders of Our Common Shares

As of March 5, 2018 there were 178 holders of record of our common shares, 0 holders of our Series B Preferred Stock shares, and 0 holders of our Series D Preferred Stock. These numbers exclude our Common Stock, Series B Preferred Stock and Series D Preferred Stock owned by shareholders holding under nominee security position listings.

Dividend Policy

In the second quarter of 2017 we began paying dividends to holders of our Common Stock on a quarterly basis. Prior to this time we paid monthly dividends. We intend to make quarterly dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our Common Stock. The Board of Directors determined to suspend the Common Stock dividend for the remainder of 2018. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Dividend Payments

We have made dividend payments to holders of our Common Stock and holders of common units in our Operating Partnership as follows in 2017 and 2016, all periods presented adjusted for our Reverse Stock Split, which was effective March 31, 2017:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2017 - January 31, 2017	1/31/2017	2/28/2017	$0.1400
February 1, 2017 - February 28, 2017	2/28/2017	3/31/2017	$0.1400
March 1, 2017 - March 31, 2017	3/31/2017	4/28/2017	$0.1400
April 1, 2017 - June 30, 2017	6/30/2017	7/15/2017	$0.3400
July 1, 2017 - September 30, 2017	9/29/2017	10/15/2017	$0.3400
October 1, 2017 - December 31, 2017	12/28/2017	1/15/2018	$0.3400

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - January 31, 2016	1/31/2016	2/29/2016	$0.1400
February 1, 2016 - February 29, 2016	2/29/2016	3/31/2016	$0.1400
March 1, 2016 - March 31, 2016	3/31/2016	4/30/2016	$0.1400
April 1, 2016 - April 30, 2016	4/30/2016	5/31/2016	$0.1400
May 1, 2016 - May 31, 2016	5/31/2016	6/30/2016	$0.1400
June 1, 2016 - June 30, 2016	6/30/2016	7/31/2016	$0.1400
July 1, 2016 - July 31, 2016	7/31/2016	8/31/2016	$0.1400
August 1, 2016 - August 31, 2016	8/31/2016	9/30/2016	$0.1400
September 1, 2016 - September 30, 2016	9/30/2016	10/31/2016	$0.1400
October 1, 2016 - October 31, 2016	10/31/2016	11/30/2016	$0.1400
November 1, 2016 - November 30, 2016	11/30/2016	12/30/2016	$0.1400
December 1, 2016 - December 31, 2016	12/30/2016	1/29/2017	$0.1400

We have made dividend payments to holders of our Series B Preferred Stock as follows in 2017 and 2016:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2017 - March 31, 2017	3/31/2017	4/15/2017	$0.5625
April 1, 2017 - June 30, 2017	6/30/2017	7/15/2017	$0.5625
July 1, 2017 - September 30, 2017	9/29/2017	10/15/2017	$0.5625
October 1, 2017 - December 31, 2017	12/30/2017	1/15/2018	$0.5625

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - March 31, 2016	3/31/2016	4/15/2016	$0.5625
April 1, 2016 - June 30, 2016	6/30/2016	7/15/2016	$0.5625
July 1, 2016 - September 30, 2016	9/30/2016	10/15/2016	$0.5625
October 1, 2016 - December 31, 2016	12/30/2016	1/15/2017	$0.5625

We have made dividend payments to holders of our Series D Preferred Stock as follows in 2017 and 2016 (1):

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2017 - March 31, 2017	3/31/2017	4/15/2017	$0.5469
April 1, 2017 - June 30, 2017	6/30/2017	7/15/2017	$0.5469
July 1, 2017 - September 30, 2017	9/29/2017	10/15/2017	$0.5469
October 1, 2017 - December 31, 2017	12/30/2017	1/15/2018	$0.5469

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
January 1, 2016 - March 31, 2016	3/31/2016	4/15/2016	$—
April 1, 2016 - June 30, 2016	6/30/2016	7/15/2016	$—
July 1, 2016 - September 30, 2016	9/30/2016	10/15/2016	$0.0608
October 1, 2016 - December 31, 2016	12/30/2016	1/15/2017	$0.5469
(1) There is no dividend history for the Series D Preferred Stock prior to September 21, 2016 because it was not issued until September 21, 2016.

Item 6.    Selected Financial Data.
The following selected historical consolidated financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements as of December 31, 2017 and 2016 and for each of the years in the three-year period ended December 31, 2017 and the related notes included elsewhere in this Annual Report on Form 10-K, as adoptions of new ASU's have been considered when presenting prior period amounts. All per share amounts, common units amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective March 31, 2017.
The selected historical consolidated financial information as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from our audited historical financial statements, except for FFO and AFFO.

	Year Ended December 31,
Operating Data:	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Total Revenues	$58,535	$44,160	$27,615	$14,851	$7,611
Operating Income (Loss)	542	(291)	(12,452)	(6,168)	(1,751)
Net Loss from Continuing Operations	(14,296)	(13,062)	(21,377)	(12,053)	(3,858)
Net Income (Loss) from Discontinued Operations	1,518	824	2,604	308	(517)
Net Loss	(12,778)	(12,238)	(18,773)	(11,745)	(4,375)
Net loss attributable to noncontrolling interests	(684)	(1,035)	(1,253)	(1,195)	(715)
Net Loss Attributable to Wheeler REIT	(12,094)	(11,203)	(17,520)	(10,550)	(3,660)
Net Loss Attributable to Wheeler REIT Common Shareholders	(22,063)	(15,916)	(103,793)	(13,269)	(3,802)

Loss per share from continuing operations (basis and diluted)	$(2.70)	$(1.98)	$(21.78)	$(14.71)	$(5.96)
Income (loss) per share from discontinued operations	0.16	0.09	0.46	0.27	(0.62)
	(2.54)	(1.89)	(21.32)	(14.44)	(6.58)

Weighted-average number of shares (basic and diluted)	8,654,240	8,420,374	4,867,559	919,054	577,575
Dividends declared per common share	$1.44	$1.68	$1.82	$3.37	$3.81

Balance Sheet Data:
Investment properties, net	$384,334	$388,880	$238,765	$128,994	$77,895
Assets held for sale	—	366	1,692	26,781	27,586
Total Assets	457,674	489,046	309,243	201,454	123,625
Loans payable, net	308,122	305,973	184,629	119,094	72,717
Liabilities associated with assets held for sale	—	1,350	1,992	18,969	19,009
Series D Cumulative Convertible Preferred Stock	53,236	52,530	—	—	—

Other Data:
Funds from Operations (a)	$10,930	$7,711	$(3,415)	$(3,525)	$(908)
Adjusted Funds From Operations (b)	12,261	8,670	847	(1,427)	648
Net cash from operating activities	24,761	10,442	(5,326)	(2,476)	1,110
Net cash from investing activities	(2,979)	(60,537)	(54,859)	(19,595)	(24,281)
Net cash from financing activities	(22,968)	44,480	60,823	30,844	22,227

(a)
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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K. All per share amounts, common units and shares outstanding and stock-based compensation amounts for all periods presented reflect our one-for-eight Reverse Stock Split, which was effective at approximately 5:00 pm Eastern Time on March 31, 2017 (the "Effective Time"). For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Form 10-K.

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

Our portfolio is comprised of fifty-nine retail shopping centers, five free-standing retail properties, our office building, seven undeveloped land parcels, and one redevelopment project. Fifteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, three are located in Oklahoma, one is located in Alabama, one is located in West Virginia and one is located Pennsylvania. Our operating portfolio has a total Gross Leasable Area ("GLA") of 4,902,381 square feet and an occupancy level of approximately 91.93%.

Recent Trends and Activities

There have been several significant events in 2017 that have impacted our company. These events are summarized below.

2017 Dispositions
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

On February 28, 2017, the Company completed its sales of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre for a contract price of approximately $2.29 million, resulting in a gain of $1.50 million. The Company has defeased the $1.69 million loan payable at a cost of $223 thousand. The operating results of these properties are classified as discontinued operations for all period presented as they reflect the execution of our strategy of acquiring multi-tenant properties, monetizing core-assets and using proceeds to re-invest in our specialized markets.

Financing Activities

Key Bank Credit Agreement

On August 7, 2017, the Company executed a Third Amendment (the "Third Amendment") to the KeyBank Credit Agreement (the "Credit Agreement"). The Third Amendment changed the interest payment date to the first day of each calendar month and decreased the total commitment on the revolving credit line by $25.00 million to $50.00 million effective October 7, 2017. The Company and KeyBank agreed Shoppes at Myrtle Park shall continue to be included in the calculation of the Borrowing Base Availability (as defined in the Credit Agreement) through December 21, 2017. On October 6, 2017, the Company executed a Fourth Amendment to the Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided for a sixty day extension from October 7, 2017 to December 6, 2017 upon which the $75.00 million total commitment on the revolving credit line was to decrease to $50.00 million.

On December 21, 2017, the Company entered into an Amended and Restated Credit Agreement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for an increase in borrowing capacity from $50.00 million to $52.50 million and also increases the accordion feature by $50.00 million to $150.00 million. Additionally, the Amended and Restated Credit Agreement provides for an extension of the requirement to reduce the outstanding borrowings under the facility from $68.03 million to $52.50 million by July 1, 2018. The revolving facility will mature on December 21, 2019, but may be extended at the Company’s option for an additional one-year period, subject to certain customary conditions. The interest rate remains the same at LIBOR plus 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement).

On March 2, 2018, KeyBank reduced the liquidity requirement from $5.00 million to $3.50 million through March 31, 2018. The liquidity requirement reverts back to $5.00 million subsequent to March 31, 2018 until such time as the Total Commitment (as defined in the Amended and Restated Credit Agreement) has been reduced to $52.50 million and $3.50 million at all times thereafter.

Revere Loan Agreement

On May 1, 2017, the Operating Partnership extended the $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. In June 2017, upon the completion of the sale of Carolina Place, as discussed in Note 3 to the audited consolidated financial statements, a $167 thousand principal payment was made on the loan. On August 29, 2017, a $25 thousand principal payment was made on the loan as a result of the Walnut Hill Plaza amendment discussed below.

Senior Convertible Notes

As of December 31, 2017, the Bulldog Investors converted approximately $1.64 million of principal amount into 1,417,079 shares, pre-reverse split of the Company's Common Stock, the maximum number of shares allowed.

Perimeter Square Refinance

On June 14, 2017, the Company executed a promissory note for $6.25 million to refinance the Perimeter loan totaling $4.50 million. The loan matures December 2018 with monthly interest only payments.  Principal is due at maturity. The loan bears interest at 5.50%.

Rivergate

With the sale of the Steak n' Shake outparcel at Rivergate, as discussed in Note 3 to the audited consolidated financial statements, a $1.52 million principal payment was made on the Rivergate loan.

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

Monarch Bank Building

On December 12, 2017, the Company extended the $1.27 million Monarch Bank Building loan to June 2019 with monthly principal and interest payments of $7,340 at a rate of 4.85%.

Columbia Fire Station

On December 21, 2017, the Company paid $262 thousand to satisfy the loan in full.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2017, the Company has received a waiver through loan maturity for the debt to tangible net worth ratio on the Bank Line of Credit and a waiver of the interest coverage ratio on the Revere Loan as of December 31, 2017 which was adversely impacted by the impairment on note receivable and reserve on related party receivables recognized during fourth quarter 2017. As of December 31, 2017, the Company believes it is in compliance with all other applicable covenants.

Sea Turtle Development and Related Receivables
In 2016, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company has recognized a $5.26 million impairment charge on the notes receivable and fully reserved $1.34 million in accrued interest of which $895 thousand was due at note maturity.
Subsequent to December 31, 2017, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development in Hilton Head, South Carolina was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties. The Company has fully reserved $390 thousand in amounts due from Sea Turtle Development for these services at December 31, 2017.
The determination to fully reserve amounts due from Sea Turtle Development and recognize a note impairment are a result of uncertainty surrounding the recoverability of those amounts. As of December 31, 2017, the Company believes the estimated fair market value of the development at stabilization at a future date will not provide for the cash required to repay the entire note receivable due the Company in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. The notes are collateralized by a 2nd deed of trust on the property. If the holder of the 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.
Other Related Party Receivables
The Company has reserved $636 thousand of amounts due from non-REIT properties for asset management and lease commissions based on available cash flows at the respective properties and payment history.
New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Twelve Months Ended December 31,
	2017	2016
Renewals:
Leases renewed with rate increase (sq feet)	296,005	181,850
Leases renewed with rate decrease (sq feet)	53,669	1,200
Leases renewed with no rate change (sq feet)	220,787	103,213
Total leases renewed (sq feet)	570,461	286,263

Leases renewed with rate increase (count)	76	50
Leases renewed with rate decrease (count)	6	1
Leases renewed with no rate change (count)	30	18
Total leases renewed (count)	112	69

Option exercised (count)	60	26

Weighted average on rate increases (per sq foot)	$0.75	$0.81
Weighted average on rate decreases (per sq foot)	$(1.07)	$(0.25)
Weighted average rate (per sq foot)	$0.29	$0.52
Weighted average change over prior rates	3.10%	4.90%

New Leases:
New leases (sq feet)	160,341	148,328
New leases (count)	55	47
Weighted average rate (per sq foot)	$11.87	$12.00

Gross Leasable Area ("GLA") expiring during the next 12 months	9.39%	7.17%
Anchor Lease Modifications
In September 2017, the Company modified leases with two anchor tenants. The lease modifications include a reduction of lease term from 2028 to 2023 on 34,264 square feet and no change in the 2018 lease expiration term on 33,218 square feet.  The overall weighted average base rent reduction is $5.59 per square foot.

Funds from Operations

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

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

Rents and Other Tenant Receivables

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

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. We did not record any impairment charges during the years ended December 31, 2017, 2016 and 2015.

Notes Receivable

Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 of the audited consolidated financial statements for development of the project. The notes are secured by the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest on and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Liquidity and Capital Resources

At December 31, 2017, our consolidated cash and cash equivalents totaled $3.68 million compared to consolidated cash and cash equivalents of $4.86 million at December 31, 2016. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2017 and 2016 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2017	2016	$	%
Operating activities	$24,761	$10,442	$14,319	137.13%
Investing activities	$(2,979)	$(60,537)	$57,558	95.08%
Financing activities	$(22,968)	$44,480	$(67,448)	(151.64)%

Operating Activities
During the twelve months ended December 31, 2017, our cash flows from operating activities were $24.76 million, compared to cash flows from operating activities of $10.44 million during the twelve months ended December 31, 2016, representing an increase of $14.32 million. This increase is primarily the result of the incremental increase in FFO of $7.02 million from new store properties earned during the respective periods. The $7.02 million increase in new store FFO represents an increase in new store net loss of $172 thousand, gain on disposal of properties of $1.03 million offset by increase of $8.23 million in depreciation and amortization during the respective periods. Also impacting operating cash flows is the fluctuation in acquisition deposits included within deferred costs and the timing of the respective acquisitions accompanied by a decrease in cash restricted for operating property reserves.

Investing Activities
During the twelve months ended December 31, 2017, our cash flows used in investing activities were $2.98 million, compared to cash flows used in investing activities of $60.54 million during the twelve months ended December 31, 2016, representing an increase of $57.56 million due to the following:

•	$49.16 million decrease in cash outflows used for the acquisition of the twenty-three properties in 2016;

•	$9.40 million decrease in cash outflows for the issuance of the Sea Turtle Development notes receivable in 2016;

•	$2.42 million increase in cash received as a result of the sale of a land parcel at Carolina Place and the Steak n' Shake outparcel at Rivergate in 2017;

•	$1.50 million decrease in cash outflows for capital property reserves;

•
$486 thousand increase in cash received for disposal of properties as a result of the 2017 sale of the Ruby Tuesdays/Outback at Pierpont Shopping Center offset by the 2016 sale of Starbucks/Verizon; and

•	Offset by $5.41 million increase in cash outflows on capital expenditures in 2017;

Financing Activities

During the twelve months ended December 31, 2017, our cash flows used in financing activities were $22.97 million, compared to $44.48 million of cash flows provided by financing activities during the twelve months ended December 31, 2016, representing a decrease of $67.45 million due to the following:

•	$75.69 million decrease in proceeds from sale of preferred stock due to the Series B Preferred Stock and Series D Preferred Stock offerings occurring in 2016;

•
$2.71 million decrease in loan proceeds due to the $8.00 million Revere Loan occurring in 2016 offset by a $1.87 million increase in refinancing proceeds and the $3.42 million Columbia Fire House Construction Loan occurring in 2017;

•
$3.05 million in additional cash outflows for dividends and distributions primarily as a result of the increased number of Series B Preferred Stock and Series D Preferred Stock shares outstanding year over year;

•
Partially offset by $11.57 million decrease in loan principal payments due to the 2016 KeyBank pay-down of $21.1 million offset by the 2017 refinancing of loans along with paydown of the Rivergate loan and Revere Loan as a result of Steak n' Shake and Carolina Place sales; and

•
$4.11 million decrease in payments for deferred financing costs primarily related to the acquisition of the fourteen A-C Portfolio properties in 2016 compared to costs associated with less 2017 refinances.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2017 and 2016, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2017	2016
Fixed-rate notes	$216,240	$211,539
Adjustable-rate mortgages	29,506	28,082
Fixed-rate notes, assets held for sale	—	1,350
Floating-rate line of credit	68,032	74,077
Total debt	$313,778	$315,048

The decrease in total mortgage indebtedness at December 31, 2017 is primarily due to the sale of Ruby Tuesday's and Outback Steakhouse at Pierpont Centre. The weighted average interest rate and term of our fixed-rate debt are 4.78% and 6.24 years, respectively, at December 31, 2017. We have $39.81 million of debt maturing, including scheduled principal repayments, during the year ending December 31, 2018. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the Note 7 included in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at December 31, 2017 are $39.81 million in debt maturities and principal payments due within the following year including debt service payments, Series B and Series D Preferred Stock dividends (approximately $12.1 million), margin covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 7 and Series D Asset Coverage Test. Included in the $39.81 million of debt maturities and principal payments is the $15.53 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $52.50 million prior to July 1, 2018 in accordance with the Amended and Restated Credit Agreement. Management is in the process of reviewing a term sheet for the refinancing of the Revere Loan, Shoppes at Eagle Harbor and Riversedge, approximately $11.11 million. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

In addition to refinancing of debt, the Company is in the process of marketing the seven undeveloped non-income producing land parcels. The proceeds can be used to pay debt in addition to a savings of approximately $52 thousand annually in net operating income, primarily a result of real estate taxes. As part of an overall cost reduction strategy, the Company plans to close the Charleston office a savings of $100 thousand annually. The Company continues to work to increase cash flows from properties through increasing occupancy by reducing tenant turnover, obtaining rental rate increases on new leases and monitoring operating expenses.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and pay future dividends may be limited without additional capital.

In addition to liquidity required to fund debt payments and distributions we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs. Significant capital expenditures could also impact our ability to grow and pay future dividends.

Off-Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Contractual Obligations

As of December 31, 2017, we had the following material contractual obligations including estimated interest payments on our debt.

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in thousands)
Fixed-rate notes	$19,149	$20,227	$7,441	$169,423	$216,240
Adjustable-rate mortgages	5,126	24,380	—	—	29,506
Floating-rate line of credit	15,532	52,500	—	—	68,032
Interest payments (A)	13,699	21,016	16,510	18,074	69,299
Ground lease payments	530	932	973	9,666	12,101
Total	$54,036	$119,055	$24,924	$197,163	$395,178

(A) Represents interest payments expected to be incurred on the Company's debt as of December 31, 2017. For adjustable-rate mortgages and the floating line of credit, the rate in effect at December 31, 2017 is assumed to remain in effect until the maturity of the respective obligation.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 100 of this Annual Report on Form 10-K.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2017 and 2016, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2017	2016	$/#	%

PROPERTY DATA:
Number of properties owned and leased at period end (1)	64	64	—	—%
Aggregate gross leasable area at period end(1)	4,902,381	4,906,511	(4,130)	(0.08)%
Occupancy rate at period end (1)	91.9%	94.0%	(2.1)%	(2.23)%
FINANCIAL DATA:
Rental revenues	$44,156	$33,165	$10,991	33.14%
Asset management fees	927	855	72	8.42%
Commissions	899	964	(65)	(6.74)%
Tenant reimbursements	11,032	8,649	2,383	27.55%
Development income	537	244	293	120.08%
Other revenues	984	283	701	247.70%
Total Revenue	58,535	44,160	14,375	32.55%
EXPENSES:
Property operations	15,389	11,898	3,491	29.34%
Non-REIT management and leasing services	927	1,567	(640)	(40.84)%
Depreciation and amortization	26,231	20,637	5,594	27.11%
Provision for credit losses	2,821	425	2,396	563.76%
Impairment of notes receivable	5,261	—	5,261	—%
Corporate general & administrative	7,364	9,924	(2,560)	(25.80)%
Total Operating Expenses	57,993	44,451	13,542	30.47%
Operating Income (Loss)	542	(291)	833	286.25%
Gain on disposal of properties	1,021	—	1,021	—%
Interest income	1,443	692	751	108.53%
Interest expense	(17,165)	(13,356)	(3,809)	(28.52)%
Net Loss from Continuing Operations Before Income Taxes	(14,159)	(12,955)	(1,204)	(9.29)%
Income tax expense	(137)	(107)	(30)	(28.04)%
Net Loss from Continuing Operations	(14,296)	(13,062)	(1,234)	(9.45)%
Discontinued Operations
Income from discontinued operations	16	136	(120)	(88.24)%
Gain on disposal of properties	1,502	688	814	118.31%
Net Income from Discontinued Operations	1,518	824	694	84.22%
Net Loss	(12,778)	(12,238)	(540)	(4.41)%
Net loss attributable to noncontrolling interests	(684)	(1,035)	351	33.91%
Net Loss Attributable to Wheeler REIT	$(12,094)	$(11,203)	$(891)	(7.95)%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Total Revenue

Total revenue was $58.54 million for the year ended December 31, 2017 compared to $44.16 million for the year ended December 31, 2016, a $14.38 million increase. The increase in rental revenues and tenant reimbursements of $13.37 million is attributable to a full period of operations reported for the twenty-three retail acquisitions made during the year ended December 31, 2016. The increase in development income and other revenues is due to $293 thousand of incremental development fees for the Sea Turtle Development along with $701 thousand of incremental lease termination fees, of which $460 thousand is a result of the BI-LO closure at Shoppes at Myrtle Park.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2017 were $57.99 million, representing an increase of $13.54 million over the year ended December 31, 2016. Total operating expenses increased due to a non-cash impairment charge of $5.26 million on notes receivable to Sea Turtle Development along with an increase of $2.40 million in provision for credit losses primarily attributable to Sea Turtle Development and other related party receivables. Overall increases of $5.59 million were noted in depreciation and amortization and $3.49 million in property operations resulting from the additional expenses associated with the twenty-three retail properties acquired in 2016. These amounts were offset by a decrease of $2.56 million in general and administrative expenses. General and administrative expenses during the year ended December 31, 2017 included approximately $2.04 million of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs.

Gain on Disposal of Properties - Operations

Gain on disposal of properties from continuing operations was $1.02 million for the year ended December 31, 2017, which represents an increase of $1.02 million. The increase is primarily attributed to the sale of the Steak n' Shake, a 1.06 acre outparcel at Rivergate.

Interest Income

Interest income was $1.44 million for the year ended December 31, 2017, which represents an increase of $751 thousand as compared to $692 thousand for the year ended December 31, 2016. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable earned during the year ended December 31, 2017. Accrued interest income of $443 thousand, currently due and $895 thousand, due at maturity related to Sea Turtle Development was reserved at December 31, 2017 and included in provision for credit losses.

Interest Expense

Interest expense increased $3.81 million or 28.52% for the year ended December 31, 2017, compared to $13.36 million for the year ended December 31, 2016. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire the twenty-three retail properties representing new stores since January 1, 2016.

Discontinued Operations

Net income from discontinued operations totaled $1.52 million for the year ended December 31, 2017, compared to a net income of $824 thousand for the year ended December 31, 2016. The income for both years primarily resulted from the gain on sale of assets held for sale. Starbucks/Verizon was sold in 2016 while Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre was sold in 2017.

Same Store and New Store Operating Income

Net operating income (“NOI”) is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store and new store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties we owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. The discussion below focuses on same store results of operations since the twenty-three 2016 retail acquisitions occurred at various points throughout the respective periods but have a full annual period of results in 2017.

Same store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015, sold February 28, 2017)

	Years Ended December 31,
	Same Store		New Store		Total
	2017	2016	2017	2016	2017	2016
	(in thousands)
Net Loss	$(10,770)	$(10,402)	$(2,008)	$(1,836)	$(12,778)	$(12,238)
Adjustments:
Net Income from Discontinued Operations	(1,518)	(824)	—	—	(1,518)	(824)
Income tax expense	137	107	—	—	137	107
Interest expense	10,488	10,582	6,677	2,774	17,165	13,356
Interest income	(1,442)	(692)	(1)	—	(1,443)	(692)
Loss (gain) on disposal of properties	12	—	(1,033)	—	(1,021)	—
Corporate general & administrative	7,026	8,816	338	1,108	7,364	9,924
Provision for credit losses	2,711	422	110	3	2,821	425
Impairment of notes receivable	5,261	—	—	—	5,261	—
Depreciation and amortization	14,749	17,388	11,482	3,249	26,231	20,637
Non-REIT management and leasing services	927	1,567	—	—	927	1,567
Development income	(537)	(244)	—	—	(537)	(244)
Asset management and commission revenues	(1,826)	(1,819)	—	—	(1,826)	(1,819)
Property Net Operating Income	$25,218	$24,901	$15,565	$5,298	$40,783	$30,199

Property revenues	$34,797	$34,865	$21,375	$7,232	$56,172	$42,097
Property expenses	9,579	9,964	5,810	1,934	15,389	11,898
Property Net Operating Income	$25,218	$24,901	$15,565	$5,298	$40,783	$30,199

Property Revenues

Total same store property revenues for the year ended December 31, 2017 were relatively flat at $34.80 million, compared to $34.87 million for the year ended December 31, 2016.

The year ended December 31, 2017 represents a full period of operations reported for the twenty-three retail acquisitions made in 2016. These properties (new stores) contributed $21.38 million in revenues for the year ended December 31, 2017, compared to $7.23 million in revenue for the year ended December 31, 2016.

Property Expenses

Total same store property expenses for the year ended December 31, 2017 were $9.58 million, compared to $9.96 million for the year ended December 31, 2016, representing a decrease of $385 thousand or 3.86%. The decrease was primarily due to decreases in real estate taxes and grounds and landscaping. Total property expenses increased primarily due to new store increases of $1.93 million.

There were no significant unusual or non-recurring items included in new store property expenses for the year ended December 31, 2017.

Property Net Operating Income

Total property net operating income was $40.78 million for the year ended December 31, 2017, compared to $30.20 million for the year ended December 31, 2016 representing an increase of $10.58 million over 2016. New stores accounted for the majority of this increases by generating $15.57 million in property net operating income for the year ended December 31, 2017, compared to $5.30 million for the year ended December 31, 2016.

Funds from Operations

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2017 and 2016 (in thousands):

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2017	2016	2017	2016	2017	2016	$	%
Net loss	$(10,770)	$(10,402)	$(2,008)	$(1,836)	$(12,778)	$(12,238)	$(540)	(4.41)%
Depreciation and amortization of real estate assets	14,749	17,388	11,482	3,249	26,231	20,637	5,594	27.11%
Loss (gain) on disposal of properties	12	—	(1,033)	—	(1,021)	—	(1,021)	—%
Gain on disposal of properties-discontinued operations	(1,502)	(688)	—	—	(1,502)	(688)	(814)	(118.31)%
FFO	$2,489	$6,298	$8,441	$1,413	$10,930	$7,711	$3,219	41.75%

During the year ended December 31, 2017, same store FFO decreased $3.81 million, primarily due to $5.26 million non-cash impairment charges on notes receivable and an increase of $2.40 million in provision for credit losses offset by decreases of $1.79 million in corporate general and administrative expenses, increases in property net operating income of $317 thousand, and an increase in interest income of $750 thousand. Total FFO increased $3.22 million, for the year ended December 31, 2017, primarily due to the expansion of operations resulting from the twenty-three acquisitions occurring subsequent to January 1, 2016, representing new stores, that contributed incremental FFO of $7.03 million when compared to the year ended December 31, 2016.

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
Total AFFO for the years ended December 31, 2017 and 2016 is shown in the table below (in thousands):

	Years Ended December 31,
	2017	2016
FFO	$10,930	$7,711
Preferred Stock dividends	(9,969)	(4,713)
Preferred Stock accretion adjustments	809	417
FFO available to common shareholders and common unitholders	1,770	3,415
Impairment of notes receivable	5,261	—
Acquisition costs	1,101	2,029
Capital related costs	663	514
Other non-recurring and non-cash expenses	294	664
Share-based compensation	870	1,454
Straight-line rent	(712)	(386)
Loan cost amortization	3,087	2,126
Accrued interest income	415	(415)
Above/below market lease amortization	453	29
Recurring capital expenditures and tenant improvement reserves	(941)	(760)
AFFO	$12,261	$8,670

Acquisition expenses of $1.10 million and $2.03 million at December 31, 2017 and 2016, respectively, were primarily related to $591 thousand and $433 thousand, for the years ended December 31, 2017 and 2016, respectively, of compensation paid to personnel working directly on acquisitions related activities and other costs associated with due diligence of potential acquisitions currently in our pipeline. Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future. Accrued interest income represents interest income due at maturity for the year ended December 31, 2016 which has been fully reserved as of December 31, 2017 and included as reduction to FFO as of December 31, 2017.

Impairment on notes receivable relates to a non-cash impairment charge of $5.26 million on notes receivable related to Sea Turtle Development that is not indicative of our core portfolio of properties and future operations.
The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2016 and 2015, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2016	2015	$/#	%
PROPERTY DATA:
Number of properties owned and leased at period end (1)	64	42	22	52.38%
Aggregate gross leasable area at period end(1)	4,906,511	3,151,358	1,755,153	55.70%
Occupancy rate at period end (1)	94.0%	94.2%	—	(0.22)%
FINANCIAL DATA:
Rental revenues	$33,165	$20,554	$12,611	61.36%
Asset management fees	855	589	266	45.16%
Commissions	964	362	602	166.30%
Tenant reimbursements	8,649	5,885	2,764	46.97%
Development income	244	—	244	—%
Other revenues	283	225	58	25.78%
Total Revenue	44,160	27,615	16,545	59.91%
EXPENSES:
Property operations	11,898	8,351	3,547	42.47%
Non-REIT management and leasing services	1,567	1,175	392	33.36%
Depreciation and amortization	20,637	16,882	3,755	22.24%
Provision for credit losses	425	243	182	74.90%
Corporate general & administrative	9,924	13,416	(3,492)	(26.03)%
Total Operating Expenses	44,451	40,067	4,384	10.94%
Operating Loss	(291)	(12,452)	12,161	97.66%
Interest income	692	119	573	481.51%
Interest expense	(13,356)	(9,044)	(4,312)	(47.68)%
Net Loss from Continuing Operations Before Income Taxes	(12,955)	(21,377)	8,422	39.40%
Income tax expense	(107)	—	(107)	—%
Net Loss from Continuing Operations	(13,062)	(21,377)	8,315	38.90%
Discontinued Operations
Income from discontinued operations	136	500	(364)	(72.80)%
Gain on disposal of properties	688	2,104	(1,416)	(67.30)%
Net Income from Discontinued Operations	824	2,604	(1,780)	(68.36)%
Net Loss	(12,238)	(18,773)	6,535	34.81%
Net loss attributable to noncontrolling interests	(1,035)	(1,253)	218	17.40%
Net Loss Attributable to Wheeler REIT	$(11,203)	$(17,520)	$6,317	36.06%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Total Revenue

Total revenue was $44.16 million for the year ended December 31, 2016 compared to $27.62 million for the year ended December 31, 2015, a $16.55 million increase. The increase in rental revenues and tenant reimbursements of $15.38 million is attributable to a full period of operations reported for the fifteen retail acquisitions made in 2015 and partial periods of operations for the twenty-three retail acquisitions made in the year ended December 31, 2016. Increases in development income and commissions is due to $244 thousand in development fees for the Sea Turtle Development and an increase of $602 thousand in leasing commissions.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2016 were $44.45 million, representing an increase of $4.38 million over the year ended December 31, 2015. Total operating expenses increased due to an overall increase of $3.76 million in depreciation and amortization and $3.55 million in property operations resulting from the additional expenses associated with the thirty-eight retail properties acquired since January 1, 2015, offset by a decrease of $3.49 million in general and administrative expenses. General and administrative expenses during the year ended December 31, 2016 included approximately $3.21 million of non-recurring expenses related to acquisitions, capital events and other miscellaneous costs.

Interest Income

Interest income was $692 thousand for the year ended December 31, 2016, which represents an increase of $573 thousand million as compared to $119 thousand million for the year ended December 31, 2015. The increase is primarily attributed to interest income on the Sea Turtle Development note receivable earned during the year ended December 31, 2016.

Interest Expense

Interest expense increased $4.31 million or 47.68% for the year ended December 31, 2016, compared to $9.04 million for the year ended December 31, 2015. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire the thirty-eight retail properties representing new stores since January 1, 2015.

Discontinued Operations

Net income from discontinued operations totaled $824 thousand for the year ended December 31, 2016, compared to a net income of $2.60 million for the year ended December 31, 2015. The income for both years primarily resulted from the gain on sale of assets held for sale. Harps at Harbor Point, Bixby Commons and Jenks Reasors were sold in 2015 while Starbucks/Verizon was sold in 2016.

Same Store and New Store Operating Income

NOI is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table provides a reconciliation of same store and new store NOI from the most directly comparable GAAP financial measure, net income (loss). Same stores consist of those properties acquired we owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. The discussion below focuses on same store results of operations since all twenty-three of our 2016 retail acquisitions occurred subsequent to December 31, 2015.

Same store discontinued operations financial information reflects the activity of the following properties:

•	Harps at Harbor Point (acquired December 14, 2012, sold in 2015)

•	Bixby Commons (acquired June 11, 2013, sold in 2015)

•	Jenks Reasors (acquired September 25, 2013, sold in 2015)

•	Starbucks/Verizon (acquired October 21, 2013, sold in 2016)
New store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015)

	Years Ended December 31,
	Same Store		New Store		Total
	2016	2015	2016	2015	2016	2015
	(in thousands)
Net Loss	$(10,449)	$(13,921)	$(1,789)	$(4,852)	$(12,238)	$(18,773)
Adjustments:
Net Income (Loss) from Discontinued Operations	(715)	(2,610)	(109)	6	(824)	(2,604)
Income tax expense	107	—	—	—	107	—
Interest expense	9,571	7,250	3,785	1,794	13,356	9,044
Interest income	(692)	(119)	—	—	(692)	(119)
Corporate general & administrative	8,689	12,410	1,235	1,006	9,924	13,416
Provision for credit losses	344	163	81	80	425	243
Depreciation and amortization	7,068	9,548	13,569	7,334	20,637	16,882
Non-REIT management and leasing services	1,567	1,175	—	—	1,567	1,175
Development income	(244)	—	—	—	(244)	—
Asset management and commission revenues	(1,819)	(951)	—	—	(1,819)	(951)
Property Net Operating Income	$13,427	$12,945	$16,772	$5,368	$30,199	$18,313

Property revenues	$19,198	$19,040	$22,899	$7,624	$42,097	$26,664
Property expenses	5,771	6,095	6,127	2,256	11,898	8,351
Property Net Operating Income	$13,427	$12,945	$16,772	$5,368	$30,199	$18,313

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

Funds from Operations

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999 and April 2002). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2016 and 2015 (in thousands):

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2016	2015	2016	2015	2016	2015	$	%
Net loss	$(10,449)	$(13,921)	$(1,789)	$(4,852)	$(12,238)	$(18,773)	$6,535	34.81%
Depreciation and amortization of real estate assets from continuing operations	7,068	9,548	13,569	7,334	20,637	16,882	3,755	22.24%
Depreciation and amortization of real estate assets from discontinued operations	—	511	—	69	—	580	(580)	(100.00)%
Depreciation and amortization of real estate assets	7,068	10,059	13,569	7,403	20,637	17,462	3,175	18.18%
Gain on sale of discontinued operations	(688)	(2,104)	—	—	(688)	(2,104)	1,416	67.29%
FFO	$(4,069)	$(5,966)	$11,780	$2,551	$7,711	$(3,415)	$11,126	325.78%

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

Total AFFO for the years ended December 31, 2016 and 2015 is shown in the table below:

	Years Ended December 31,
	2016	2015
FFO	$7,711	$(3,415)
Preferred Stock dividends	(4,713)	(13,628)
Preferred Stock accretion adjustments	417	8,925
FFO available to common shareholders and common unitholders	3,415	(8,118)
Acquisition costs	2,029	3,871
Capital related costs	514	2,655
Other non-recurring and non-cash expenses	664	771
Share-based compensation	1,454	547
Straight-line rent	(386)	(271)
Loan cost amortization	2,126	1,301
Accrued interest income	(415)	—
Above/below market lease amortization	29	617
Perimeter legal accrual	—	133
Recurring capital expenditures and tenant improvement reserves	(760)	(659)
AFFO	$8,670	$847

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
At December 31, 2017, approximately $216.24 million, or 68.91%, of our debt had fixed interest rates and approximately $97.54 million, or 31.09%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $975 thousand per year. At December 31, 2017, LIBOR was approximately 156 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $1.52 million per year.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 89 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2017 (the end of the period covered by this Annual Report).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK”

issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2017 were effective.

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

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by Cherry Bekaert LLP, an independent registered public accounting firm, as stated in their report included in Part III, Item 15 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the three months ended December 31, 2017 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
The following table sets forth certain information concerning our directors, executive officers and certain other officers:

Name	Age	Position
David Kelly	53	Chief Executive Officer and Director (previously Chief Investment Officer)
Matthew T. Reddy	36	Chief Financial Officer (previously Chief Accounting Officer)
M. Andrew Franklin	37	Chief Operating Officer (previously Senior Vice President of Operations)
Kurt R. Harrington (1)	65	Director
William W. King (1)	78	Director
Stewart J. Brown (1)	70	Director
John McAuliffe (1)	63	Director
Carl B. McGowan, Jr. (1)	70	Director
Jeffrey Zwerdling (1)	73	Director
John Sweet (1)	73	Director
(1)    Independent director.

Biographical Summaries of Directors and Executive Officers
The following are biographical summaries of the experience of our directors and executive officers.

David Kelly was appointed as CEO in January 2018, replacing Jon S. Wheeler, and has served as a director of the Company since 2011. Mr. Kelly has over 25 years of experience in the real estate industry. Mr. Kelly previously served as CIO. Prior to joining the Company, Mr. Kelly served as a Principal with Kelly Development, LLC, a real estate development firm he founded in March 2011, which specializes in the acquisition and management of retail properties in the Mid-Atlantic region. Prior to founding Kelly Development, Mr. Kelly served as the Director of Real Estate for Supervalu, Inc., a Fortune 100 supermarket retailer, from 1998 through 2011. Prior to his time with Supervalu, Mr. Kelly served as an Asset Manager from 1993 through 1998. Mr. Kelly currently serves on the Board of Directors of the Norfolk, Virginia SPCA. He earned a Bachelor of Science in Finance degree from Bentley College (now Bentley University). Mr. Kelly was selected as a director based upon his years of experience in the real estate industry as well as his real estate management experience within a publicly traded company.

Matthew T. Reddy was named as CFO in February 2018, replacing Wilkes Graham. Mr. Reddy previously served as our Chief Accounting Officer since June 2015. Prior to joining the Company, Mr. Reddy worked at Liberty Tax, Inc. (“Liberty”), serving as Assistant Vice President of Online Products from 2014 to 2015, where his responsibilities included coordination and leadership of Liberty’s online tax business. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. His primary responsibilities in these positions included overseeing corporate forecasting, assisting in the planning and analysis of business and financial strategies, and managing Liberty’s accounting team. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor. Mr. Reddy is a Certified Public Accountant and holds a degree in accounting from James Madison University.

M. Andrew Franklin was promoted to COO in February 2018. He previously served as the Senior Vice President of Operations since January 2017. Mr. Franklin has over 18 years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day to day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 Million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Kurt R. Harrington has served as a director of our company since 2015. Mr. Harrington was recently the Executive Vice President, Chief Financial Officer and Treasurer, of Arlington Asset Investment Corp. (NYSE: AI), a position he had held since January 2000. Mr. Harrington was also the Executive Vice President, Chief Financial Officer and Treasurer of FBR & Co. between January 2000 and February 2008 and served as Chief Financial Officer and Treasurer of FBR Asset Investment Corporation from September 1999 to March 2003. Mr. Harrington joined Arlington Asset Investment Corp. as Vice President of Finance and Treasurer in March 1997. He was previously the Chief Financial Officer of Jupiter National, Inc., a publicly traded, closed-end venture capital company. From 1980 to 1990, Mr. Harrington served in a number of senior financial accounting, reporting and business planning positions at MCI Communications Corporation and Marriott Corporation, in Washington, D.C. He began his career with the public accounting firms of Meahl, McNamara & Co., Boston, Massachusetts and later, PricewaterhouseCoopers LLP, Washington, D.C. Mr. Harrington received his Certified Public Accountant certification in 1978. Mr. Harrington was the treasurer and a trustee of Nichols College from October 2004 to October 2016, and is a Director of Global Medical REIT, Inc. (NYSE:GMRE). Mr. Harrington was selected as a director because of his years of management and public company experience.

William W. King has served as a director of the Company since 2011. William W. King served as the Executive Director of the Virginia Maritime Heritage Foundation from September 2009 through August 2016. The 501(c) (3) corporation owned and operated the schooner Virginia. From July 1988 through June 2008, Mr. King served as the Headmaster of Norfolk Collegiate School, an independent, co-educational, K-12 college preparatory day school. From July 2008 until June 2009 he was an Assistant to the Headmaster. He served on the school’s board of trustees from 1984-2009, and as an Honorary Trustee from 2012-present. Prior to his service at Norfolk Collegiate School, Mr. King was Executive Vice President of SRMS, a management consulting corporation that primarily contracted for services for the U.S. Navy and the U.S. Air Force. Mr. King served in the United States Navy from 1962 until 1984, when he retired in the grade of Captain. Mr. King graduated from the University of Virginia in 1963 with a Bachelor of Science in Finance degree, and the Navy Postgraduate School in 1977 with a Master of Science in Financial Management, and from Old Dominion University in 1995 with a Certificate of Advanced Studies in Educational Leadership and Administration. He currently serves on the Board of Directors of Chesapeake Bay Academy, the Future of Hampton Roads, Inc. and Horizons Hampton Roads all of which are 501(c) (3) corporations with an educational mission. Mr. King was selected as a director because of his previous leadership experience.

Stewart J. Brown has served as a director since 2015. Mr. Brown has over 45 years of financial and organizational management experience in executive management positions within the real estate, banking, and finance industries, most recently as Chairman of the Credit/Risk Committee for Community and Southern Bank and is a member of the board’s Joint Audit Committee. Mr. Brown has also served as the past Chairman of the Board of Lodgian, Inc. of Atlanta and Opportunity Bank of Dallas. Mr. Brown also served for over 32 years as an officer in the US Army in a variety of assignments. Mr. Brown received his Bachelor’s degree in Political Science and Economics from UC Santa Barbara and has an MBA from NYU’s Leonard N. Stern’s School of Business. Based upon his leadership and organizational development expertise, we have determined that Mr. Brown should serve as a director.

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

Carl B. McGowan, Jr., PhD, CFA has served as a director of the Company since 2013. Dr. McGowan brings over 30 years of extensive financial experience to the Board. Dr. McGowan joined the faculty of Norfolk State University in 2005 and presently serves as the Faculty Distinguished Professor of Finance. From 2004-2005, Dr. McGowan served as a Visiting Associate Professor of Finance at the University of Sharjah in the United Arab Emirates. From 2003-2004, Dr. McGowan served as the RHB Bank Distinguished Chair in Finance at the University of Kebangsaan in Malaysia. Dr. McGowan has a Bachelor of Arts in International Relations (Syracuse), an MBA in Finance (Eastern Michigan), and a PhD in Business Administration (Michigan State). Dr. McGowan has conducted extensive research in the areas of corporate finance and international finance, with specific studies relating to real estate operations. In addition to over 150 conference presentations, Dr. McGowan has published 68 articles in numerous peer-reviewed journals including: The Journal of Real Estate Research, The American Journal of Business Education, Applied Financial Economics, Decision Science, Financial Practice and Education, The Financial Review, International Business and Economics Research Journal, The International Review of Financial Analysis, The Journal of Applied Business Research, The Journal of Business Case Studies, The Journal of Diversity Management, Managerial Finance, Managing Global Transitions, The Southwestern Economic Review, and Urban Studies. Dr. McGowan was chosen as a director based upon his diverse experience and well-known authority in finance and economics, which will be valuable as we pursue the continued growth of the Company.

Jeffery M. Zwerdling has served as a director of the Company since 2013 and lead independent director since 2015. Mr. Zwerdling is founder and managing partner of the law firm of Zwerdling, Oppleman & Adams which was formed in 1972 in Richmond, Virginia. Mr. Zwerdling’s areas of concentration include corporate law, commercial and residential real estate, personal estate planning, and general litigation. From 1999-2012 he served as President and Director of The Corporate Centre, a 225,000 square foot office park complex located in Richmond, Virginia. In May of 2013, Mr. Zwerdling was appointed to the Board of Directors of Capitol Securities Management Inc. (“CSM”). CSM is a Financial Industry Regulatory Authority registered broker dealer whose assets exceed $4 billion. Mr. Zwerdling was commissioned as a Second Lieutenant in the United States Army in 1967, served in the Army Reserve and Virginia National Guard, and received his honorable discharge after obtaining the rank of Captain in 1981. Mr. Zwerdling holds a Bachelor of Science Degree from Virginia Commonwealth University and received a Juris Doctor Degree from the College of William and Mary School of Law. He was an organizational investor in Southern Community Bank & Trust, now Village Bank. In 1998, Mr. Zwerdling was elected to the Board of Directors of Supertel Hospitality, Inc., a public company which trades on the Nasdaq Stock Exchange. Supertel is a real estate investment trust (REIT) which is a focused-service segment of the lodging industry. During his tenure at Supertel, Mr. Zwerdling served on various committees, including the Acquisitions and Dispositions Committee, and was a member and former chairman of the Audit Committee. Prior to being appointed a Director of the Company in September 2013, Mr. Zwerdling served as a Board Observer for the Company. He is a Master Mason of Fraternal Lodge No. 53, belongs to the Scottish Rite of Freemasonry, and is a Noble of the Acca Temple Shrine of Richmond, Virginia. Mr. Zwerdling was chosen as a director based upon his legal experience in real estate matters and his vast experiences with real estate investment trusts.

John Sweet has served as a director of the Company since 2016. Mr. Sweet has forty years of investment banking and corporate finance experience. Mr. Sweet is the co-founder and Chief Investment Officer at Physicians Realty Trust (NYSE:DOC), a self-managed healthcare real estate investment trust. Prior to founding Physicians Realty Trust in 2013, Mr. Sweet was a Managing Director for the privately owned, full-service, specialty investment firm, Ziegler. While at Ziegler, Mr. Sweet assisted in the financing and then management of a medical office building investment fund which became the initial core portfolio for Physicians Realty Trust. In 2002, Mr. Sweet also co-founded Windrose Medical Properties Trust, a publicly traded medical office REIT that was sold to Healthcare REIT (NASDAQ:HCN) in 2006. John has been involved at a senior financial level in publicly traded and private companies, family offices and investment banking firm over the course of his career. He has also served on the boards of philanthropic and charitable organizations and was in the Army from 1968-1970. Mr. Sweet received his Bachelor’s degree in Business Administration from St. John Fisher College and an MBA. from Rochester Institute of Technology. Mr. Sweet was chosen as a director based on his leadership and experience managing a publically-traded REIT.

Corporate Governance Profile
Our board consists of eight directors, seven of whom are independent as determined in accordance with the listing standards established by the NASDAQ Capital Market, and our board makes an affirmative determination as to the independence of each of our directors on an annual basis. We have adopted a code of business ethics and corporate governance principles.

Role of the Board in Risk Oversight
One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors administers this oversight function directly, with support from its five standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Investment Committee, Finance Committee, and the Operating Committee, each of which addresses risks specific to their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. Our Finance Committee is responsible for overseeing the financial policies and practices of the Company. Our Operating Committee is responsible for strengthening oversight of the Company's operations and increasing interactions with management.

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

Once the Nominating and Corporate Governance Committee has identified a prospective nominee, the committee will make an initial determination as to whether to conduct a full evaluation of the candidate. This initial determination will be based on whatever information is provided to the committee with the recommendation of the prospective candidate, as well as the committee’s own knowledge of the prospective candidate, which may be supplemented by inquiries to the person making the recommendation or others. The preliminary determination will be based primarily on the need for additional Board members to fill vacancies or expand the size of the Board and the likelihood that the prospective nominee can satisfy the evaluation factors described below. If the committee determines, in consultation with the Chairman of the Board and other Board members as appropriate, that additional consideration is warranted, it may request the third-party search firm to gather additional information about the prospective nominee’s background and experience and to report its findings to the committee. The committee will then evaluate the prospective nominee against the standards and qualifications generally set out in the Company’s Corporate Governance Guidelines, including:

•	the ability of the prospective nominee to represent the interests of the stockholders of the Company;

•	the prospective nominee’s standards of integrity, commitment and independence of thought and judgment;

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
The Bylaws of the Company provide that any stockholder entitled to vote at the Annual Meeting in the election of directors generally may nominate one or more persons for election as directors at a meeting only if written notice of such stockholders’ intention to make such nomination has been delivered personally to, or has been mailed to and received by the Secretary at the principal office of the Company not later than 10 days following the notice of the annual meeting. If a stockholder has a suggestion for candidates for election, the stockholder should follow this procedure. Each notice from a stockholder must set forth (i) the name and address of the stockholder who intends to make the nomination and the name of the person to be nominated, (ii) the class and number of shares of stock held of record, owned beneficially and represented by proxy by such stockholder as of the record date for the meeting and as of the date of such notice, (iii) a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person specified in the notice, (iv) a description of all arrangements or understandings between such stockholder and each nominee and any other person (naming those persons) pursuant to which the nomination is to be made by such stockholder, (v) such other information regarding each nominee proposed by such stockholder as would be required to be included in a proxy statement filed pursuant to the proxy rules, and (vi) the consent of each nominee to serve as a director of the Company if so elected. The chairman of the Annual Meeting may refuse to acknowledge the nomination of any person not made in compliance with this procedure. The Company has not adopted a specific policy regarding the consideration of director nominees recommended by stockholders and believes this is appropriate because there are not any differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or the Nominating and Corporate Governance Committee.

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
Board Meetings During Fiscal 2017
The Board met five times during fiscal year 2017. No directors attended fewer than 75% of the meetings of the aggregate of: (i) The total number of meetings of the Board (held during the period for which he or she has been a director); and (ii) the total number of meetings held by all committees of the Board on which he or she served (during the periods that he or she served). Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he or she is a member.
Board Committees
Our Board of Directors has established six standing committees: an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, an Investment Committee, Finance Committee and an Operating Committee. The principal functions of each committee are briefly described below. Each of these committees is comprised exclusively of independent directors. Additionally, our board of directors may from time to time establish certain other committees to facilitate the management of our company.
Audit Committee.
Our Audit Committee consists of three of our independent directors: Carl B. McGowan, Jr., William W. King and Kurt Harrington. Dr. McGowan, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NASDAQ Capital Market corporate governance requirements. In addition, each of the Audit Committee members is “financially sophisticated” as that term is defined by the NASDAQ Capital Market corporate governance requirements. The functions of the Audit Committee are described below under the heading “Report of the Audit Committee.” The charter of the Audit Committee was adopted on November 16, 2012, and is available on the Company’s Investor Relations tab of our website (www.whlr.us). All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Audit Committee met four times in 2017.
Nominating and Corporate Governance Committee.
Our Nominating and Corporate Governance Committee consists of three of our independent directors: Stewart J. Brown, Carl B. McGowan, Jr., and Kurt R. Harrington. Mr. Harrington has been designated as chair of this committee. The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Nominating and Corporate Governance Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Nominating and Corporate Governance Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Nominating and Corporate Governance Committee was adopted on November 16, 2012 and updated in 2016, and is available on the Company’s Investor Relations website (www.whlr.us). All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Nominating and Corporate Governance Committee met once in 2017.
Compensation Committee.
Our Compensation Committee consists of three of our independent directors: John McAuliffe, Jeffrey Zwerdling, and John Sweet. Mr. Sweet has been designated as chair of the Compensation Committee. The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board, and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans.

The charter of the Compensation Committee was adopted on November 16, 2012 and updated in 2014 and 2016, and is available on the Company’s Investor Relations website (www.whlr.us). All of the members of the Compensation Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Compensation Committee may not delegate its authority to other persons. While the Company’s executives will communicate with the Compensation Committee regarding executive compensation issues, the Company’s executive officers do not participate in any executive compensation decisions. The Compensation Committee met three times in 2017.
The Compensation Committee retained Mercer as its independent compensation consultant to assist in executive compensation issues. Specifically, Mercer assisted the Compensation Committee in its review and design of the Company’s executive compensation program for executives and directors. Mercer was engaged by the Compensation Committee after review and consideration of other proposals submitted by prospective compensation consultants. The Compensation Committee engaged Mercer based upon the value and the scope of services that they provide. The Compensation Committee instructed Mercer to provide market assessment of executive and officer compensation, and provide appropriate executive compensation plan designs. Mercer reported directly to the Compensation Committee and performs no other work for the Company.
The Compensation Committee has analyzed whether the work of Mercer as a compensation consultant has raised any conflict of interest, taking into consideration the following factors:

i.	The provision of other services to the Company by Mercer;

ii.	The amount of fees from the Company paid to Mercer as a percentage of the firm’s total revenue;

iii.	Mercer policies and procedures that are designed to prevent conflicts of interest;

iv.	Any business or personal relationship of Mercer or the individual compensation advisors employed by the firm with an executive officer of the Company;

v.	Any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and

vi.	Any stock of the Company owned by Mercer or the individual compensation advisors employed by the firm.
The Compensation Committee has determined, based on its analysis of the above factors, that the work of Mercer and the individual compensation advisors employed by Mercer as compensation consultants to the Company has not created any conflict of interest.
Investment Committee.
Our Investment Committee consists of four independent directors: William W. King, Stewart J. Brown, Jeffrey Zwerdling and John Sweet. Jeff Zwerdling has been designated as the chair of this committee. The Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. In addition, the Investment Committee makes recommendations to the Board regarding the potential real estate acquisitions and investments. The Investment Committee was formed on September 25, 2013 and has not adopted a charter. All of the members of the Investment Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Investment Committee met once in 2017 in addition to tours of various potential acquisitions.
Finance Committee.
Our Finance Committee consists of four independent directors: Kurt Harrington, Stewart J. Brown, John McAuliffe and John Sweet. Mr. McAuliffe has been designated as chair of this committee. The Finance Committee is responsible for overseeing the financial policies and practices of the Company. In addition, the Finance Committee oversees the budget process of the Company, including the review of budget policies, practices, and annual budget schedule. The Finance Committee provides regular review of the budget throughout the year and recommends to the Board any changes, additions or deletions to the financial policies and practices as it deems appropriate. The Finance Committee was formed in February 2016 and has not adopted a charter. All of the members of the Finance Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles except Mr. Kelly.

Operating Committee.
Our Operating Committee consists of three independent directors: Jeffrey Zwerdling, John McAuliffe, and John Sweet. Mr. Sweet has been designated as chair of this committee. The Operating Committee is designed to strengthen Board oversight of the Company's operations and increase interaction with management. The charter of the Operating Committee was adopted on August 16, 2017 and is available on the Company’s Investor Relations website (www.whlr.us). All of the members of the Operating Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Operating Committee met once in 2017.

Compliance with Section 16(a) of Reporting Requirements
Based solely on a review of Forms 3 and 4 and any amendments thereto furnished us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2017 our officers, directors, and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements, except a late Form 4 was filed for David Kelly on April 3, 2017 reporting the March 27, 2017 purchase of 645 shares of common stock. One of our directors, Jeffrey Zwerdling, filed a late Form 4 on March 20, 2017 reporting the purchase of 15,000 shares of common stock on March 13, 2017. Lastly, on February 13, 2017 a late Form 3 was filed for M. Andrew Franklin, our Chief Operations Officer, and should have been filed on January 10, 2017. In addition, Stewart Brown, Kurt Harrington, John Sweet, William King, John McAuliffe, Carl McGowan and Jeffrey Zwerdling, filed late Form 4 reports on July 19, 2017 reporting their first quarter board fees, granted to them in common stock on May 10, 2017.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The text of the document is available on the Company’s Investor Relations tab of our website (www.whlr.us). The Company intends to post any amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s CEO and CFO) at this location on its website.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Introduction
This Compensation Discussion and Analysis discusses the principles underlying our executive compensation policies and decisions. This discussion relates to the Company’s named executive officers (“NEOs”). The Company’s NEOs for 2017 were:

•	Jon S. Wheeler, CEO and Chairman of the Board;

•	Wilkes J. Graham, CFO; and

•	Dave Kelly, CIO

For 2017, the Company determined there were no other employees of the Company that qualified as NEOs under the applicable rules and regulations of the SEC.

Subsequent Events

•	On January 29, 2018, Jon Wheeler was terminated as CEO and Chairman of the Board. Mr. Wheeler subsequently resigned from the Company's Board of Directors.

•	On January 29, 2018, David Kelly was named CEO.

•	On January 4, 2018 Wilkes Graham resigned as CFO and subsequently terminated his employment on January 23, 2018 to accept a position with a privately-held real estate development company as their CFO.

•	On January 29, 2018, Matthew Reddy, formerly the Chief Accounting Officer of the Company, was named CFO.

Overview and Philosophy
We believe in “pay for performance” compensation programs in which a majority of our executives’ compensation is tied to company success in meeting predetermined performance objectives and creating long-term shareholder value. This strategy motivates our executives to achieve our annual and long-term strategic and financial goals, aligns our executives with our shareholders and recognizes the executives’ contributions in delivering strong corporate performance. We set levels of compensation for each executive that are competitive with the market in order to ensure that we can attract and retain high-caliber executives in the marketplace in which we compete for talent.

Our compensation policies and programs are built upon the strong foundation of corporate governance and compensation best practices, including:

	WHAT WE DO:		WHAT WE DON'T DO:
☑
Pay for Performance. The Compensation Committee seeks to align the interests of the executive officers with the interests of the stockholders by linking executive pay to individual performance and specified financial objectives.
		☒	No Guaranteed Annual Salary Increases or Minimum Bonuses. All salary increases are made at the discretion of the Compensation Committee and we do not pay minimum bonuses.
☑
Independent Compensation Consultant. The Compensation Committee retained a third party compensation consultant, Mercer, in 2015 and 2017 to advise the Compensation Committee and ensure best practices regarding our executive compensation.

		☒	No Excessive Perquisites. We do not provide any excessive perquisites or personal benefits to our executive officers or directors.
☑
Annual Compensation Committee Assessments.
Each year, the Compensation Committee assesses: (i) its structure, (ii) performance, (iii) its role and the responsibilities articulated in the committee charter, (iv) the composition of the committee, and (v) the conduct of committee meetings.
		☒	No Supplemental Retirement Benefits for Executives. We do not have any supplemental executive retirement plans.

Role of Compensation Committee
Executive compensation is overseen by the Compensation Committee, which we created in connection with our IPO in 2012. Our Compensation Committee consists of three of our independent directors: John Sweet, John McAuliffe and Jeffrey Zwerdling. Mr. Sweet has been designated as chair of the Compensation Committee. The committee is responsible for establishing, implementing, and continually monitoring adherence to our compensation philosophy as applied to our NEOs.

Compensation Methodology

The Compensation Committee of the Board is responsible for approving all compensation for our NEOs and periodically reviews all elements of compensation to ensure that we remain competitive in the market and that overall compensation, including the means by which payment is made, is aligned with our business objectives, our performance and the interests of our shareholders. The Compensation Committee conducts an annual review of our CEO’s performance and takes those results into consideration when setting his compensation. The principles that guide our executive compensation program are to reward and incentivize executives for developing and executing on strategies to increase shareholder value, drive financial growth and increase brand awareness in our markets.

Our executive compensation program is designed to attract and retain outstanding executives, provide a compensation package that is appropriate to each NEO relative to the compensation paid to similar executives at comparable publicly-traded REITs, and reward them for creating long-term shareholder value. We believe the overall compensation of our NEOs should primarily reflect their accomplishments as a management team in achieving established key objectives. We also believe the achievement of these key objectives will ultimately align the interests of our executives with those of our shareholders.

In keeping with this principle and compensation philosophy, our executive pay program comprises a combination of base salary, annual cash incentive bonuses and equity incentive awards. A significant portion of the compensation package is at risk and dependent on the performance of the Company and the NEO, ultimately aligning the NEOs interests with those of stockholders.

Our CEO plays a significant role in setting compensation for our other members of senior management, including NEOs, by providing the Compensation Committee with an evaluation of their performance, together with recommendations for the amount of the annual cash incentive bonus and the size of equity awards. The committee also obtains input from a third party consultant, Mercer, as well as the National Association of Real Estate Investment Trusts annual compensation survey report, regarding trends in compensation packages for executives of similarly positioned REITs in the industry and has the discretion to accept, reject or modify the CEO’s recommendations.

Compensation Committee meetings are regularly attended by committee members and are occasionally attended by the CEO by invitation of the committee. Meetings may be attended by other Company executives and consultants as appropriate. The committee holds executive sessions without members of management present. The Chairman of the committee reports to the Board on the committee’s decisions.

The committee approves the base salary, annual cash incentive bonus, and equity incentive awards to the
Company’s NEOs.

Peer Group

The committee utilizes Mercer to assist in the determination of a peer group. Peer group data is used for compensation benchmarking and general comparison purposes. The peer group was selected from all U.S. publicly traded companies that are in the real estate investment trust industry (“REIT”), had total assets within a reasonable range, focused on REITs with assets, assets invested, revenue, and employees within one third to three times that of the Company. The focus was on REITs that are not third-party managed and did not consider mortgage REITs. The Company’s peer group as determined by Mercer includes the following:

- Urstadt Biddle Properties	- Whitestone REIT
- National Storage Affiliates	- One Liberty Properties, Inc.
- Monmouth Real Estate Investment	- Armada Hoffler Properties
- Easterly Government Properties	- UMH Properties, Inc.
- BRT Realty Trust	- Care Trust REIT, Inc.
- Getty Realty Corp	- First Real Estate Investment Trust
- Agree Realty Corp	- Sotherly Hotels, Inc.

Executive Summary

Long-term Strategic Growth Plan

For 2017, the Company and its Board of Directors established a long-term strategic growth plan that included very specific initiatives which included, among others:

•	The significant reduction of cash general and administrative overhead;

•	The lowering of our weighted average cost of capital;

•	The diversification of our tenant base and expanding geographically;

•	Covering our $1.44 annualized Common Stock dividend with AFFO; and

•	Continuing progress in leasing vacant space and leasing renewals for the existing portfolio.

Accomplishments
In executing the long-term strategic plan in 2017, the Company believes it has achieved several important improvements and key initiatives, as described below:

•	Leasing spread of 3.1% on renewals;

•	Executed 160,341 square feet of new leases and renewed 570,461 square feet;

•	Reported 1.3% same-store net operating income growth for 2017; and

•	Reported a decrease of $2.3 million in corporate general and administrative overhead to be more in line with our peer group average of 10% or less of gross revenues.

Discussion on Components of Compensation

Base Salary

Salary is intended to attract and retain executives and to provide compensation that is commensurate with the NEO’s scope of responsibility and effectiveness. The Compensation Committee reviews base salaries annually and determines if a salary increase is to be rewarded to the executive. The Compensation Committee takes into account relevant factors, including individual performance and market compensation data. The Compensation Committee made the following base salary compensation decisions for 2017:

•	As CEO, Mr. Wheeler’s annual base salary remained unchanged from 2016, $475,000;

•	Mr. Graham, CFO received an annual base salary of $350,000; and

•
As CIO, Mr. Kelly’s annual base salary for 2017 was $300,000 which was an increase in the amount of $50,000 over his base salary for 2016 due to the additional responsibilities associated with his new position as CIO.

Annual Cash Incentive Bonus

Cash incentive bonuses are designed to align the executive’s compensation with the Company’s short-term business goals. Our Compensation Committee typically determines incentive payments in the first quarter following the relevant year of performance.

For 2017, the Compensation Committee determined that our CEO, CFO, and CIO were not successful in meeting certain critical 2017 thresholds of the long-term strategic plan and did not award any cash bonuses for 2017.

Stock Incentive Awards and Timing

Stock awards are approved at the discretion of the Compensation Committee based on the NEOs achievement of stated performance objectives and parameters established by their respective employment agreements. We believe that further enhancing the executive’s equity position in the Company creates a strong long-term alignment of interests between those individuals and our stockholders, however for 2017; no stock awards were made to NEOs.

Target Base Salary, Cash and Stock Incentive

NEO	2017 Base Salary	Short-Term Cash Incentive Target (% of Salary)	Short-Term Cash Incentive Target Amount	Short-Term Stock Incentive Target (% of Salary)	Short-Term Stock Incentive Amount	Total Short-Term Incentive Target (% of Salary)	Total Short-Term Incentive Amount
Jon S. Wheeler	$475,000	50%	$237,500	50%	$237,500	100%	$475,000
Wilkes J. Graham	$350,000	30%	$105,000	50%	$175,000	80%	$280,000
David Kelly	$300,000	30%	$90,000	50%	$150,000	80%	$240,000

Actual Base Salary, Cash and Stock Incentive

NEO	2017 Base Salary	Short-Term Cash Incentive Target (% of Salary)	Short-Term Cash Incentive Target Amount	Short-Term Stock Incentive Target (% of Salary)	Short-Term Stock Incentive Amount	Total Short-Term Incentive Target (% of Salary)	Total Short-Term Incentive Amount
Jon S. Wheeler	$475,000	—%	$0	—%	$0	—%	$0
Wilkes J. Graham	$350,000	—%	$0	—%	$0	—%	$0
David Kelly	$300,000	—%	$0	—%	$0	—%	$0

Severance

No severance was paid in 2017, nor subsequently.

Perquisites

The only material perquisites provided to our NEOs relate to reimbursement for expenses incurred and, for Mr. Graham beginning in 2016, a $1,500/ month housing allowance. The housing allowance was for a period of eighteen months and ended in June 2017. No other material perquisites are provided. In addition, our NEOs are not entitled to U.S. Federal income tax gross-ups on any perquisites that are provided.

Retirement Benefits

NEOs are given the opportunity to participate in the Company’s tax-qualified 401(k) plans providing for employer and employee contributions. In 2017, the Company matched 100% of the first 4% of eligible employee compensation.

Employment Agreements

Subsequent to December 31, 2017, employment agreements with Mr. Wheeler and Mr. Graham have been terminated. Mr. Kelly was awarded a three year employment agreement in February 2018.

Subsequent Events

The Company reported fourth quarter AFFO of $0.18 per common share and common unit versus a projected AFFO of $0.35-$0.40 per common share and common unit. The reduction of approximately $0.17 per common share and common unit are primarily a result of a $2.4 million reserve on related party receivables, of this reserve $1.7 million is directly related to Sea Turtle Development. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member and has an equity interest. The Company loaned Sea Turtle Development $12 million in 2016 and had agreements to perform development, leasing property and asset management services for Sea Turtle Development. A reserve was recognized on amounts due from Sea Turtle Development as a result of uncertainty surrounding the recoverability of the amounts owed at December 31, 2017.

Due to the material nature of the potential losses to the Company, the Compensation Committee and the full Board of Directors determined that no bonuses were to be paid to NEOs for 2017.

Compensation Committee Interlocks and Insider Participation
Our Compensation Committee consists of three of our independent directors: Jon Sweet, Jon McAuliffe, Jeffrey Zwerdling. Mr. Sweet has been designated as chair of the Compensation Committee. There are no compensation committee interlocks and no member of the Compensation Committee serves, or has in the past served, as an employee or officer of the Company.

Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Submitted by:
Jon Sweet, Chairman
John McAuliffe
Jeffrey Zwerdling

Employment Agreements With The Company’s Executive Officers
Generally
In 2018, we entered into employment agreements with David Kelly, CEO, Matthew Reddy, CFO, and M. Andrew Franklin, COO. The employment agreements for Jon S. Wheeler, former CEO, and Wilkes Graham, former CFO, were terminated in January 2018. In addition, Robin Hanisch, our former Corporate Secretary's, employment agreement was terminated in December 2017. We believe that the protections contained in our current executive employment agreements help to ensure the day-to-day stability necessary to our executives to enable them to properly focus their attention on their duties and responsibilities with the Company and provide security with regard to some of the most uncertain events relating to continued

employment, thereby limiting concern and uncertainty and promoting productivity. Each of our employment agreements with our executive officers provides for a term of three years.
Employment Agreement of David Kelly
Employment Agreement and Salary. On February 14, 2018, the Company on its behalf and on behalf of its subsidiaries, including Wheeler REIT, L.P. entered into an employment agreement with David Kelly (the “Kelly Employment Agreement”) for a period of three years beginning on February 14, 2018, and ending on February 13, 2021 (the “Initial Term”). At the end of the Initial Term, the Kelly Employment Agreement will automatically renew for subsequent one-year terms (each an “Annual Term”) unless terminated pursuant to the terms of the Kelly Employment Agreement. Under the terms of the Kelly Employment Agreement, Mr. Kelly shall be employed as the Company’s President and CEO and is required to devote his best efforts to the Company’s business and affairs and in return will receive the following:

•	Base compensation of $400,000 per annum; and
•
Reimbursement of reasonable and necessary business expenses, and Mr. Kelly is eligible to participate in any current or future bonus, incentive and other compensation plans available to the Company’s executives.

Severance Terms. Under the Kelly Employment Agreement, if Mr. Kelly’s employment is terminated by the Company without “Cause” (as defined in the Kelly Employment Agreement) then Mr. Kelly shall generally be entitled to severance pay of the greater of (i) salary continuation payments at Mr. Kelly's current salary, less mandatory deductions, for six months plus one additional month for each full calendar quarter remaining in the then-current term of Mr. Kelly's employment or (ii) salary continuation equal to the sum of Mr. Kelly's then current base salary for a period equal to the remainder of the term of the Kelly Employment Agreement. Mr. Kelly will also be entitled to any annual bonuses that would have been earned based solely on his continued employment for the remainder of the term of the Kelly Employment Agreement. In addition, Mr. Kelly is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Kelly is receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Kelly.
In the event Mr. Kelly terminates his employment with “Good Reason” (as defined in the Kelly Employment Agreement), but not a "Change in Control" (as defined in the Kelly Employment Agreement) then Mr. Kelly shall generally be entitled to the greater of current base salary, less mandatory deductions (i) for the remainder of the term or (ii) 12 months, plus any earned but unpaid bonus for the fiscal year prior to the year in which termination occurs. In addition, Mr. Kelly is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Kelly is receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Kelly.
In the event Mr. Kelly terminates his employment with Good Reason, which follows a Change in Control or by the Company without Cause and such termination occurs within six months of a Change of Control then Mr. Kelly shall generally be entitled to a lump sum payment equal to 2.99 times Mr. Kelly’s annual base salary less mandatory deductions payable within 90 calendar days of the termination. In addition, Mr. Kelly is entitled to health care coverage pursuant to COBRA at Mr. Kelly's expense for up to 18 months.
Mr. Kelly shall not be entitled to any benefits under the Kelly Employment Agreement in the case of the Company terminating his employment for Cause or Mr. Kelly terminating his employment without Good Reason.
Death and Disability. In the event of a termination of employment on account of death occurring during the Initial Term or Annual Term then Mr. Kelly’s estate shall generally be entitled to: (a) Mr. Kelly’s regular base salary (determined on the date of death) for a period of twelve months following death; (b) the amount of any bonus remaining payable by the Company to Mr. Kelly for its fiscal year prior to death; and (c) any accrued and unpaid bonus determined by the Board of Directors for the year in which the death occurs prorated for the number of completed calendar months served prior to death.
In the event of a “Disability” (as defined in the Kelly Employment Agreement) by Mr. Kelly for 120 consecutive days or longer at any point during his employment, then the Company will pay to Mr. Kelly his regular base salary for a twelve month period following the date on which the Disability first begins, net of any benefits received by Mr. Kelly under any disability policy obtained by the Company or Mr. Kelly, the premiums for which are paid by the Company. Mr. Kelly will also be entitled to any bonus remaining payable by the Company to Mr. Kelly for its fiscal year prior to the date the Disability began and any unpaid bonus determined by the Board of Directors for the fiscal year in which the disability occurs prorated for the number of completed calendar months served prior to the date of Disability.

Miscellaneous Provisions. The Kelly Employment Agreement provides for confidentiality and nondisclosure provisions, whereby Mr. Kelly is required to keep confidential the Company’s trade secrets that he acquired during the course of his employment. His employment contract also contains a non-solicitation of employees clause for a duration of (18) months following the last day of his employment with the Company.
Employment Agreement of Matthew Reddy
Employment Agreement and Salary. On February 14, 2018, the Company on its behalf and on behalf of its subsidiaries, including Wheeler REIT, L.P. entered into an employment agreement with Matthew Reddy (the “Reddy Employment Agreement”) for a period of three years beginning on February 14, 2018, and ending on February 13, 2021 (the “Initial Term”). At the end of the Initial Term, the Reddy Employment Agreement will automatically renew for subsequent one-year terms (each an “Annual Term”) unless terminated pursuant to the terms of the Reddy Employment Agreement. Under the terms of the Reddy Employment Agreement, Mr. Reddy shall be employed as the Company’s CFO and is required to devote his best efforts to the Company’s business and affairs and in return will receive the following:

•	Base compensation of $250,000 per annum; and
•
Reimbursement of reasonable and necessary business expenses, and Mr. Reddy is eligible to participate in any current or future bonus, incentive and other compensation plans available to the Company’s executives.

Severance Terms. Under the Reddy Employment Agreement, if Mr. Reddy’s employment is terminated by the Company without “Cause” (as defined in the Reddy Employment Agreement) then Mr. Reddy shall generally be entitled to severance pay of the greater of (i) salary continuation payments at Mr. Reddy's current salary, less mandatory deductions, for six months plus one additional month for each full calendar quarter remaining in the then-current term of Mr. Reddy's employment or (ii) salary continuation equal to the sum of Mr. Reddy's then current base salary for a period equal to the remainder of the term of the Reddy Employment Agreement. Mr. Reddy will also be entitled to any annual bonuses that would have been earned based solely on his continued employment for the remainder of the term of the Reddy Employment Agreement. In addition, Mr. Reddy is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Reddy is receiving immediately prior to the date of termination or the cash equivalent, offset any by comparable benefits actually received by Mr. Reddy.
In the event Mr. Reddy terminates his employment with “Good Reason” (as defined in the Reddy Employment Agreement), but not a “Change in Control” (as defined in the Reddy Employment Agreement) then Mr. Reddy shall generally be entitled to the greater of current base salary, less mandatory deductions (i) for the remainder of the term or (ii) 12 months, plus any earned but unpaid bonus for the fiscal year prior to the year in which termination occurs. In addition, Mr. Reddy is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Reddy is receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Reddy.
In the event Mr. Reddy terminates his employment with Good Reason, which follows a Change in Control or by the Company without Cause and such termination occurs within six months of a Change in Control then Mr. Reddy shall generally be entitled to a lump sum payment equal to 2.99 times Mr. Reddy’s annual base salary less mandatory deductions payable within 90 calendar days of the termination. In addition, Mr. Reddy is entitled to health care coverage pursuant to COBRA at Mr. Reddy's expense for up to 18 months.
Mr. Reddy shall not be entitled to any benefits under the Reddy Employment Agreement in the case of the Company terminating his employment for Cause or Mr. Reddy terminating his employment without Good Reason.
Death and Disability. In the event of a termination of employment on account of death occurring during the Initial Term or Annual Term then Mr. Reddy’s estate shall generally be entitled to: (a) Mr. Reddy’s regular base salary (determined on the date of death) for a period of twelve months following death; (b) the amount of any bonus remaining payable by the Company to Mr. Reddy for its fiscal year prior to death; and (c) any accrued and unpaid bonus determined by the Board of Directors for the year in which the death occurs prorated for the number of completed calendar months served prior to death.
In the event of a “Disability” (as defined in the Reddy Employment Agreement) by Mr. Reddy for 120 consecutive days or longer at any point during his employment, then the Company will pay to Mr. Reddy his regular base salary for a twelve month period following the date on which the Disability first begins, net of any benefits received by Mr. Reddy under any disability policy obtained by the Company or Mr. Reddy, the premiums for which are paid by the Company. Mr. Reddy will also be entitled to any bonus remaining payable to Mr. Reddy for his fiscal year prior to the date the Disability began and any unpaid bonus for the fiscal year in which the disability occurs prorated for the number of completed calendar months served prior to the date of Disability.
Miscellaneous Provisions. The Reddy Employment Agreement provides for confidentiality and nondisclosure provisions, whereby Mr. Reddy is required to keep confidential the Company’s trade secrets that he acquired during the course of his employment. His employment contract also contains a non-solicitation of employees clause for a duration of (18) months following the last day of his employment with the Company.
Employment Agreement of M. Andrew Franklin
Employment Agreement and Salary. On February 14, 2018, the Company on its behalf and on behalf of its subsidiaries, including Wheeler REIT, L.P. entered into an employment agreement with M. Andrew Franklin (the “Franklin Employment Agreement”) for a period of three years beginning on February 14, 2018, and ending on February 13, 2021 (the “Initial Term”). At the end of the Initial Term, the Franklin Employment Agreement will automatically renew for subsequent one-year terms (each an “Annual Term”) unless terminated pursuant to the terms of the Franklin Employment Agreement. Under the terms of the Franklin Employment Agreement, Mr. Franklin shall be employed as the Company’s COO and is required to devote his best efforts to the Company’s business and affairs and in return will receive the following:

•	Base compensation of $250,000 per annum; and
•
Reimbursement of reasonable and necessary business expenses, and Mr. Franklin is eligible to participate in any current or future bonus, incentive and other compensation plans available to the Company’s executives.

    Severance Terms. Under the Franklin Employment Agreement, if Mr. Franklin’s employment is terminated by the Company without “Cause” (as defined in the Franklin Employment Agreement) then Mr. Franklin shall generally be entitled to severance pay of the greater of (i) salary continuation payments at Mr. Franklin's current salary, less mandatory deductions, for six months plus one additional month for each full calendar quarter remaining in the then-current term of Mr. Franklin's employment or (ii) salary continuation equal to the sum of Mr. Franklin's then current base salary for a period equal to the remainder of the term of the Franklin Employment Agreement. Mr. Franklin will also be entitled to any annual bonuses that would have been earned based solely on his continued employment for the remainder of the term of the Franklin Employment Agreement. In addition, Mr. Franklin is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Franklin is receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Franklin.
In the event Mr. Franklin terminates his employment with “Good Reason” (as defined in the Franklin Employment Agreement), but not a “Change in Control” (as defined in the Franklin Employment Agreement) then Mr. Franklin shall generally be entitled to the greater of current base salary, less mandatory deductions (i) for the remainder of the term or (ii) 12 months, plus any earned but unpaid bonus for the fiscal year prior to the year in which termination occurs. In addition, Mr. Franklin is entitled to disability, accident and health insurance for a 12 month period following termination substantially similar to those insurance benefits Mr. Franklin is receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Franklin.
In the event Mr. Franklin terminates his employment with Good Reason, which follows a Change in Control or by the Company without Cause and such termination occurs within six months of a Change of Control then Mr. Franklin shall generally be entitled to a lump sum payment equal to 2.99 times Mr. Franklin’s annual base salary less mandatory deductions payable within 90 calendar days of the termination. In addition, Mr. Franklin is entitled to health care coverage pursuant to COBRA at Mr. Franklin's expense for up to 18 months.
Mr. Franklin shall not be entitled to any benefits under the Franklin Employment Agreement in the case of the Company terminating his employment for Cause or Mr. Franklin terminating his employment without Good Reason.
Death and Disability. In the event of a termination of employment on account of death occurring during the Initial Term or Annual Term then Mr. Franklin’s estate shall generally be entitled to: (a) Mr. Franklin’s regular base salary (determined on the date of death) for a period of twelve months following death; (b) the amount of any bonus remaining payable by the Company to Mr. Franklin for its fiscal year prior to death; and (c) any accrued and unpaid bonus determined by the Board of Directors for the year in which the death occurs prorated for the number of completed calendar months served prior to death.
In the event of a “Disability” (as defined in the Franklin Employment Agreement) by Mr. Franklin for 120 consecutive days or longer at any point during his employment, then the Company will pay to Mr. Franklin his regular base salary for a twelve month period following the date on which the Disability first begins, net of any benefits received by Mr. Franklin under any disability policy obtained by the Company or Mr. Franklin, the premiums for which are paid by the Company. Mr. Franklin will also be entitled to any bonus remaining payable to Mr. Franklin for his fiscal year prior to the date the Disability began and any unpaid bonus for the fiscal year in which the disability occurs prorated for the number of completed calendar months served prior to the date of Disability.
Miscellaneous Provisions. The Franklin Employment Agreement provides for confidentiality and nondisclosure provisions, whereby Mr. Franklin is required to keep confidential the Company’s trade secrets that he acquired during the course of his employment. His employment contract also contains a non-solicitation of employees clause for a duration of (18) months following the last day of his employment with the Company.

Stock Plans
2015 Long-Term Incentive Plan
Pursuant to our 2015 Long-Term Incentive Plan, we may award incentives covering an aggregate of 125,000 shares of our Common Stock. As of March 7, 2018, we have issued 41,104 shares under the plan to employees, directors and outside contractors for services provided.
2016 Long-Term Incentive Plan
Pursuant to our 2016 Long-Term Incentive Plan, we may award incentives covering an aggregate of 625,000 shares of our Common Stock. As of March 7, 2018, we have issued 477,413 under the plan to employees, directors and outside contractors for services provided.
Security Authorized For Issuance Under Equity Compensation Plan

The following table sets forth information as of December 31, 2017 regarding our compensation plans and the Common Stock we may issue under the plan.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	561,976
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	561,976
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 125,000 and 625,000 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.

Grants of Plan Based Awards in 2017
The following Common Stock share awards were made in 2017. Awards were made in 2017 to the named executive officers under the 2016 Long Term Incentive Plan.

Name	Grant Date	All Other Stock Awards: Number of shares of stock or units (1)	Grant Date Fair Value
Jon S. Wheeler	February 8, 2017	8,732	$118,750
Wilkes Graham	February 8, 2017	6,434	87,501
David Kelly	February 8, 2017	3,677	50,000
Matthew Reddy	February 8, 2017	3,033	41,251
Andrew Franklin	February 8, 2017	3,677	50,000
Total		25,553	$347,502
(1) Dividends are paid on all issued shares of Common Stock at the same rate and time as paid to all other holders of our shares of Common Stock as declared by our Board.

Potential Payments Upon Termination or Change in Control
See “Employment Agreements With The Company’s Executive Officers.”

Outstanding Equity Awards at Fiscal-Year End
The Company has no outstanding Equity Awards at the end of the 2017 fiscal year.

Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of the NEOs, calculated in accordance with SEC rules and regulations.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total ($)
Jon S. Wheeler	2017	475,000	—	—	—	—	8,618	(1)	483,618
Former Principal Executive Officer (5)	2016	475,000	118,750	118,750	—	—	7,695	(1)	720,195
	2015	493,269	—	26,259	—	—	18,000	(1)	537,528

David Kelly	2017	298,077	—	—	—	—	11,007	(1)	309,084
Chief Executive Officer (3)	2016	186,539	280,000	50,000	—	—	10,807	(1)	527,346
	2015	181,731	269,375	19,603	—	—	13,867	(1)	484,576

Wilkes Graham	2017	350,000	—	—	—	—	10,603	(4)	360,603
Former Chief Financial Officer (2)	2016	333,077	52,500	112,500	—	—	22,254	(4)	520,331

(1)    Company's match on 401(k) plan and Group Term Life
(2)    Mr. Graham joined the Company in January 2016 and resigned in January 2018.
(3)    Mr. Kelly was appointed to this position in 2018, prior to this we was the Chief Investment Officer.
(4)    Includes Group Term Life and housing allowance.
(5)    Mr. Wheeler was terminated in January 2018.

CEO Pay Ratio
Mr. Wheeler had fiscal 2017 total compensation of $483,618, as reflected in the Summary Compensation Table.  We estimate that the median annual compensation for all Wheeler employees, excluding our former CEO, was $55,619 for the year ended December 31, 2017. As a result, Mr. Wheeler’s 2017 annual compensation was approximately nine times that of the median annual compensation for all employees. For purposes of calculating the 2017 ratio the Company included in its calculation of compensation: base salary, hourly wages, commissions, annual bonus amounts and stock-based compensation attributable to 2017 performance, and Company's 401(k) match. For purposes of this calculation, the Company had 62 employees, excluding the CEO.
Director Compensation
Directors who are officers of our Company do not receive any compensation for their services. Non-employee directors are entitled to receive $32,500 per year for serving as directors and may receive stock grants from our Company. The Board set annual retainers for the Audit, Compensation, Nominating and Governance, Investment, and Finance committee chairs at $7,500, $6,000, $6,000, $6,000, and $6,000, respectively. The Board set an annual retainer for the lead director at $12,500. We reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. In 2017, Directors agreed to receive stock grants in lieu of cash for their services. The following table summarizes directors’ compensation for 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Stewart J. Brown	$—	$98,248	$98,248
Kurt R. Harrington	—	98,250	98,250
William W. King	—	98,248	98,248
John McAuliffe	—	101,275	101,275
Carl B. McGowan, Jr.	—	102,790	102,790
Jeffrey M. Zwerdling	—	113,871	113,871
John Sweet	—	98,250	98,250
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

See "Stock Plans" in Item 11.

Security Ownership of Certain Beneficial Owners and Management
The following tables set forth certain information regarding the beneficial ownership of shares of our common stock and shares of common stock into which common units are exchangeable for (1) each person who is the beneficial owner of 5% or more of our outstanding common stock, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. Each person or entity named in the tables has sole voting and investment power with respect to all of the shares of our common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the tables. The extent to which a person will hold shares of common stock as opposed to units is set forth in the footnotes below.
The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of this filing or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As of March 5, 2018, we had 178 stockholders of record. This number excludes our common shares owned by shareholders holding under nominee security position listings.
Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Suite 200, Virginia Beach, Virginia 23452.

	Number of Shares and Common Units Beneficially Owned		Percentage of All Shares(1)	Percentage of All Shares and Common Units(2)
David Kelly	11,679		*	*
M. Andrew Franklin	4,295		*	*
Matthew Reddy	3,690		*	*
Carl B. McGowan, Jr.	15,062		*	*
William W. King	14,255		*	*
Jeff Zwerdling	71,614	(3)	*	*
Kurt R. Harrington	14,824		*	*
John Sweet	12,995		*	*
Stewart Brown	12,649		*	*
John McAuliffe	14,774		*	*
All directors, director nominees and executive officers as a group (3 persons)	175,837	(4)	1.97%	1.84%

*	Less than 1.0%

(1)
Based upon 8,946,399 shares of common stock outstanding on March 5, 2018. In addition, amounts for individuals assume that all Series B convertible preferred stock held by the individual are converted into common stock and all warrants held by the person are exercised.

(2)	Based upon 8,946,399 shares of our common stock and 626,329 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on March 5, 2018.

(3)
Includes 54,868 shares of common stock, 14,000 shares of Series B convertible preferred stock convertible into 8,750 shares of common stock, 16,800 warrants to purchase 2,100 shares of common stock, and 4,000 Shares of Series D convertible preferred stock convertible into 5,896 shares of Series D convertible preferred stock.

(4)	Includes 159,091 shares of common stock and 16,746 common units.

Based upon our records and the information reported in filing with the SEC, the following were beneficial owners of more than 5% of our shares of Common Stock as of March 5, 2018.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Our Outstanding Shares (2)	Percentage of Our Outstanding Shares and Common Units (3)
Stilwell Value Partners VII, L.P. (4) 111 Broadway, 12th Floor New York, NY 10006-1901	849,983	9.50%	8.88%
LDR Capital Management, LLC (5) 444 Madison Ave., 34th Floor New York, NY 10022	529,632	5.92%	5.53%
Forward Management, LLC (6) 101 California Street, 16th Floor San Francisco, CA 94111	538,563	6.02%	5.63%
Corbin Capital Partners, L.P. (7) 590 Madison Avenue New York, NY 10022	485,899	5.43%	5.08%
Westport Capital Partners, LLC (8) 40 Danbury Road Wilton, CT 06897	813,641	9.09%	8.50%
FMR, LLC (9) 245 Summer Street Boston, MA 02210	1,092,673	12.21%	11.41%
NS Advisors, LLC (10) 274 Riverside Associates Westport, CT 06880	593,192	6.63%	6.20%
Total of 5% or more shareholders as a group (7 entities)	4,903,583	54.80%	51.23%

(1)	The amount of Common Stock reflected in this column has been adjusted to reflect the Company’s one for eight reverse stock split that became effective on March 31, 2017.

(2)	Based upon 8,946,399 shares of common stock outstanding on March 5, 2018.

(3)	Based upon 8,946,399 shares of our common stock and 626,329 common units, which units may be redeemed for cash or, at our option, exchanged for shares of our common stock outstanding on March 5, 2018.

(4)
Based solely upon the Schedule 13D/A filed with the SEC by the beneficial owner on January 17, 2018 reporting beneficial ownership as of January 17, 2018 of 849,983 shares. Stillwell Activist Fund, L.P., Stillwell Activist Investments, L.P., Stillwell Value LLC and Joseph Stillwell possess shared voting and dispositive power over 849,983 shares with Stillwell Value Partners VII, L.P..

(5)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 13, 2017 reporting beneficial ownership as of December 31, 2016. LDR Capital Management possesses shared voting and dispositive power over 4,237,059 shares with Lawrence Raiman. In addition, based solely upon the Schedule 13G, Lawrence Raiman is the sole manager, President and Chief Executive Officer of LDR and therefore may be deemed to have beneficial ownership over the shares. The 4,237,059 shares became 529,632 shares upon the effectiveness of the Company's one for eight reverse stock split.

(6)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on January 18, 2018 reporting beneficial ownership as of December 31, 2017, includes the shares reported by Salient Select Income Fund.

(7)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on January 31, 2018 reporting beneficial ownership as of December 31, 2017. Corbin Capital Partners Group, L.P. possesses shared voting and dispositive power over 485,899 shares. In addition, based solely upon the Schedule 13G, Corbin Capital Partners, L.P. may be deemed to have beneficial ownership over the shares, and Corbin Equity Fund, L.P. may be deemed to have beneficial ownership over 395,687 of the shares.

(8)
Based solely upon the Schedule 13D/A filed with the SEC by the beneficial owner on December 20, 2017 reporting beneficial ownership as of December 18, 2017. Westport Capital Partners, LLC possesses shared voting and dispositive power over 813,641 shares. In addition, based solely upon the Schedule 13D, Russel Bernard, Sean Armstrong, Wm. Gregory Geiger, Jordan Socaransky and Marc Porosoff are members of the investment committee of Westport Capital Partners, LLC and may be deemed to have beneficial ownership over the shares. The 813,641 shares include 353,387 shares held by the record owner WCP Real Estate Fund IV, L.P, 177,862 shares held by the record owner WCP Real Estate Fund IV (ERISA), L.P., and 250,000 shares of common stock and 51,828 shares of the

Company's Series B convertible preferred stock that are convertible into 32,392 share of common stock held in certain managed accounts of record holders as to which Westport Capital Partners, LLC serves as the investment manager.

(9)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2018 reporting beneficial ownership as of February 9, 2018 of 1,092,673 shares. Includes the shares reported by Abigail Johnson and Fidelity Real Estate Income Fund.

(10)
Based solely upon the Schedule 13D/A filed with the SEC by the beneficial owner on January 26, 2018 reporting beneficial ownership as of December 31, 2017 of 593,192 shares. NS Advisors possesses shared voting power of 580,728 with Andrew R. Jones. In addition, Andrew R. Jones possesses sole voting power of an additional 12,464 shares owned through his IRA.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Partnership Agreement
In connection with the completion of our initial public offering, we entered into a partnership agreement with various persons receiving common units in the formation transactions, including our former Chairman and CEO Mr. Wheeler, his affiliates and certain former executive officers or our Company. As a result, these persons became limited partners of our operating partnership, Wheeler REIT, L.P. (the “Operating Partnership”).
Pursuant to the partnership agreement with our Operating Partnership, limited partners of the Operating Partnership and some assignees of limited partners will have the right, beginning 12 months after acquiring the common units, to require our Operating Partnership to redeem part or all of their common units for cash equal to the then-current market value of an equal number of shares of our Common Stock (determined in accordance with and subject to adjustment under the Partnership Agreement), or, at our election, to exchange their common units for shares of our Common Stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock set forth in our charter.
Employment Agreements
Our CEO, CFO and COO have entered into three-year employment agreements, which in addition to the items noted throughout this Compensation Discussion and Analysis, include disability and termination provisions, among other provisions. See “Employment Agreements With The Company’s Executive Officers” for a summary of the terms of Mr. Kelly and Mr. Reddy’s and Mr. Franklin's employment agreements.

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

Other Related Party Transactions
The following summarizes related party activity as of and for the years ended December 31, 2017, 2016 and 2015. The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates (in thousands).

	December 31,
	2017	2016	2015
Amounts paid to affiliates	$48	$125	$986
Amounts received from affiliates	$2,517	$1,347	$777
Amounts due from affiliates	$—	$1,456	$481
Notes receivable	$6,739	$12,000	$—
As discussed in Note 4 to the consolidated financial statements, the Company has loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company has recognized a $5.26 million impairment charge on the note receivable as discussed in greater detail in Note 4. The impairment charge is presented as “impairment of note receivable” on the consolidated statement of operations. Subsequent to December 31, 2017, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

The Company has reserved $2.36 million in amounts due from affiliates at December 31, 2017, as follows:

Sea Turtle Development
Accrued interest on note receivable - due at maturity	$895
Accrued interest on note receivable	443
Leasing Commissions	190
Development fees	182
Other	18
Other non-REIT Properties	636
$2,364
Of the gross $833 thousand currently due from Sea Turtle Development $323 thousand was earned during the three months ended December 31, 2017. Amounts due from Sea Turtle Development are reserved due to uncertainty surrounding the collectability given current cash flow models. Cash flow models on the project include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project.

Amounts due from other non-REIT properties have been reserved based on strained cash flow at the respective properties and payment history. The reserve is included in “provision for credit losses” on the consolidated statements of operations.

At December 31, 2016, $657 thousand in accrued interest on the notes receivable was included in amounts due from affiliates, of this $415 thousand was due at maturity. Amounts due from affiliates also include $166 thousand in development fees at December 31, 2016.

In 2016, in connection with the acquisition of Berkley and Sangaree/Tri-County, the Operating Partnership entered into a tax protection agreement that obligates the Operating Partnership to reimburse Jon Wheeler, the Company's former CEO for his tax liabilities resulting from the recognition of certain taxable income or gain in the event the Operating Partnership takes certain action prior to November 10, 2023 with respect to Sangaree Plaza, Tri-County Plaza and Berkley.
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

The following table represents portfolio properties acquired from Mr. Wheeler and his affiliates during the year ended December 31, 2017 and 2016.

Portfolio Property	Transaction Cost (1)	Related Person	Dollar Value of Related Person's Interest (2)

Berkley Shopping Center	$4,182,000	Jon S. Wheeler - Chairman & CEO	$30,086
		Ann L. McKinney - Director	398

Sangaree Plaza and Tri-County Plaza	$10,765,000	Jon S. Wheeler - Chairman & CEO	$47,706
		Ann L. McKinney - Director	1,405

(1) Includes the value of debt we assumed or entered into in certain of these transactions.

Item 14.    Principal Accounting Fees and Services
The Audit Committee has appointed Cherry Bekaert LLP as the independent registered public accounting firm of the Company for the 2017 fiscal year and to conduct quarterly reviews through March 31, 2018. The Company’s Bylaws do not require that stockholders ratify the appointment of Cherry Bekaert LLP as the Company’s independent registered public accounting firm. Cherry Bekaert LLP has served as the Company’s independent public accounting firm for each of the fiscal years ended December 31, 2011 through December 31, 2017. The Audit Committee will consider the outcome of this vote in its decision to appoint an independent registered public accounting firm next year. The Company, however, is not bound by the stockholders’ decision. Even if the selection is ratified, the Audit Committee, in its sole discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interest of the Company and its stockholders.
A representative of Cherry Bekaert LLP will attend the Annual Meeting. The representative will have an opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions from the stockholders.
The following table summarizes fees paid to independent registered public accounting firm for the years ended December 31, 2017 and 2016:

Name	2017	2016
	(in thousands)
Audit Fees (1)	$335	$271
Audited Related Fees (2)	15	85
Tax Fees (3)	134	120
All Other Fees	—	6
Total	$484	$482
(1) Audit fees includes annual audits, quarterly reviews, SOX and property audits.
(2) Audit related fees for services related to the REIT's financing offering documents and associated filings.
(3) Tax fees related primarily to tax advisory services related to REIT status.

Audit Committee Pre-Approval Policies

Before Cherry Bekaert was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company's Audit Committee. All services rendered by Cherry Bekaert have been so approved.

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ MATTHEW REDDY
Matthew Reddy
Chief Financial Officer
Date: March 7, 2018

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

Signature	Title	Date
/S/ DAVID KELLY	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
David Kelly
/S/ MATTHEW REDDY	Chief Financial Officer	March 7, 2018
Matthew Reddy
/S/ STEWART J. BROWN	Director	March 7, 2018
Stewart J. Brown
/S/ WILLIAM W. KING	Director	March 7, 2018
William W. King
/S/ KURT R. HARRINGTON	Director	March 7, 2018
Kurt R. Harrington
/S/ JOHN MCAULIFFE	Director	March 7, 2018
John McAuliffe
/S/ CARL B. MCGOWAN, JR.	Director	March 7, 2018
Carl B. McGowan, Jr.
/S/ JOHN SWEET	Director	March 7, 2018
John Sweet
/S/ JEFFREY ZWERDLING	Director	March 7, 2018
Jeffrey Zwerdling

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and schedules (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A – Controls and Procedures in the Company’s 2017 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Cherry Bekaert, LLP
We have served as the Company’s auditor since 2012.
Virginia Beach, Virginia
March 7, 2018

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2017	2016
ASSETS:
Investment properties, net	$384,334	$388,880
Cash and cash equivalents	3,677	4,863
Restricted cash	8,609	9,652
Rents and other tenant receivables, net	5,619	3,984
Related party receivables, net	—	1,456
Notes receivable, net	6,739	12,000
Goodwill	5,486	5,486
Assets held for sale	—	366
Above market lease intangible, net	8,778	12,962
Deferred costs and other assets, net	34,432	49,397
Total Assets	$457,674	$489,046
LIABILITIES:
Loans payable, net	$308,122	$305,973
Liabilities associated with assets held for sale	—	1,350
Below market lease intangible, net	9,616	12,680
Accounts payable, accrued expenses and other liabilities	10,624	7,735
Dividends payable	5,480	3,586
Total Liabilities	333,842	331,324
Commitments and contingencies	—	—
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 2,237,000 shares issued and outstanding; $55.93 million aggregate liquidation preference)	53,236	52,530

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,848 and 1,871,244 shares issued and outstanding, respectively; $46.90 million and $46.78 million aggregate liquidation preference, respectively)	40,915	40,733
Common Stock ($0.01 par value, 18,750,000 shares authorized, 8,744,189 and 8,503,819 shares issued and outstanding, respectively)	87	85
Additional paid-in capital	226,978	223,939
Accumulated deficit	(204,925)	(170,377)
Total Shareholders’ Equity	63,508	94,833
Noncontrolling interests	7,088	10,359
Total Equity	70,596	105,192
Total Liabilities and Equity	$457,674	$489,046
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
REVENUE:
Rental revenues	$44,156	$33,165	$20,554
Asset management fees	927	855	589
Commissions	899	964	362
Tenant reimbursements	11,032	8,649	5,885
Development and other revenues	1,521	527	225
Total Revenue	58,535	44,160	27,615
OPERATING EXPENSES:
Property operations	15,389	11,898	8,351
Non-REIT management and leasing services	927	1,567	1,175
Depreciation and amortization	26,231	20,637	16,882
Provision for credit losses	2,821	425	243
Impairment of notes receivable	5,261	—	—
Corporate general & administrative	7,364	9,924	13,416
Total Operating Expenses	57,993	44,451	40,067
Operating Income (Loss)	542	(291)	(12,452)
Gain on disposal of properties	1,021	—	—
Interest income	1,443	692	119
Interest expense	(17,165)	(13,356)	(9,044)
Net Loss from Continuing Operations Before Income Taxes	(14,159)	(12,955)	(21,377)
Income tax expense	(137)	(107)	—
Net Loss from Continuing Operations	(14,296)	(13,062)	(21,377)
Discontinued Operations
Income from discontinued operations	16	136	500
Gain on disposal of properties	1,502	688	2,104
Net Income from Discontinued Operations	1,518	824	2,604
Net Loss	(12,778)	(12,238)	(18,773)
Less: Net loss attributable to noncontrolling interests	(684)	(1,035)	(1,253)
Net Loss Attributable to Wheeler REIT	(12,094)	(11,203)	(17,520)
Preferred Stock dividends	(9,969)	(4,713)	(13,628)
Deemed dividend related to beneficial conversion feature of Preferred Stock	—	—	(72,645)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(22,063)	$(15,916)	$(103,793)

Loss per share from continuing operations (basic and diluted)	$(2.70)	$(1.98)	$(21.78)
Income per share from discontinued operations	0.16	0.09	0.46
	$(2.54)	$(1.89)	$(21.32)
Weighted-average number of shares:
Basic and Diluted	8,654,240	8,420,374	4,867,559

Dividends declared per common share	$1.44	$1.68	$1.82

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2014	1,809	$1,458	1,648,900	$37,620	—	$—	939,122	$9	$31,142	$(27,660)	$42,569	445,952	$10,551	$53,120
Accretion of Series B Preferred Stock discount	—	—	—	2,341	—	—	—	—	—	—	2,341	—	—	2,341
Conversion of Series B Preferred Stock to Common Stock	—	—	(54,300)	(1,239)	—	—	33,938	—	1,239	—	—	—	—	—
Reclass of Series C Preferred Stock to equity	—	—	—	—	93,000	86,416	—	—	—	—	86,416	—	—	86,416
Accretion of Series C Preferred Stock	—	—	—	—	—	6,584	—	—	—	—	6,584	—	—	6,584
Conversion of Series C Preferred Stock to Common Stock	—	—	—	—	(93,000)	(93,000)	5,812,500	58	92,942	—	—	—	—	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	—	—	26,630	—	482	—	482	(26,630)	(482)	—
Conversion of Preferred Stock to Common Stock through tender offer	(1,247)	(1,005)	(865,481)	(21,637)	—	—	1,430,250	14	22,628	—	—	—	—	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—	—	40,019	1	696	—	697	—	—	697
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	87,589	1,575	1,575
Discount on UPREIT shares	—	—	—	—	—	—	—	—	—	—	—	—	(1,181)	(1,181)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	(824)	—	(824)	—	824	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(22,481)	(22,481)	—	(933)	(23,414)
Deemed distribution	—	—	—	—	—	—	—	—	72,645	(72,645)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(17,520)	(17,520)	—	(1,253)	(18,773)
Balance, December 31, 2015	562	453	729,119	17,085	—	—	8,282,459	82	220,950	(140,306)	98,264	506,911	9,101	107,365
Proceeds from issuance of Series B Preferred Stock	—	—	1,142,225	23,385	—	—	—	—	—	—	23,385	—	—	23,385
Accretion of Series B Preferred Stock discount	—	—	—	265	—	—	—	—	—	—	265	—	—	265
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	—	—	63	—	2	—	—	—	—	—

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data, continued)

	Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Conversion of senior convertible notes to Common Stock	—	$—	—	$—	—	$—	174,626	$2	$1,602	$—	$1,604	—	$—	$1,604
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—	—	46,671	1	578	—	579	—	—	579
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	—	—	255,043	4,273	4,273
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	807	—	807	—	(807)	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(18,868)	(18,868)	—	(1,173)	(20,041)
Net loss	—	—	—	—	—	—	—	—	—	(11,203)	(11,203)	—	(1,035)	(12,238)
Balance, December 31, 2016	562	453	1,871,244	40,733	—	$—	8,503,819	85	223,939	(170,377)	$94,833	761,954	10,359	105,192
Proceeds from issuance of Series B Preferred Stock, net of expenses	—	—	4,604	96	—	—	—	—	—	—	96	—	—	96
Accretion of Series B Preferred Stock discount	—	—	—	86	—	—	—	—	—	—	86	—	—	86
Conversion of senior convertible notes to Common Stock	—	—	—	—	—	—	2,509	—	31	—	31	—	—	31
Conversion of operating partnership units to Common Stock	—	—	—	—	—	—	126,870	1	1,370	—	1,371	(126,870)	(1,371)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	—	—	110,991	1	1,415	—	1,416	—	—	1,416
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	—	—	(66)	(1)	(1)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	223	—	223	—	(223)	—
Dividends and distributions	—	—	—	—	—	—	—	—	—	(22,454)	(22,454)	—	(992)	(23,446)
Net loss	—	—	—	—	—	—	—	—	—	(12,094)	(12,094)	—	(684)	(12,778)
Balance, December 31, 2017	562	$453	1,875,848	$40,915	—	$—	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,778)	$(12,238)	$(18,773)
Adjustments to reconcile consolidated net loss to net cash from (used in) operating activities
Depreciation	10,590	7,883	5,370
Amortization	15,641	12,754	11,512
Loan cost amortization	3,087	2,126	1,191
Above (below) market lease amortization, net	453	29	620
Share-based compensation	870	1,454	547
Gain on disposal of properties	(1,021)	—	—
Gain on disposal of properties-discontinued operations	(1,502)	(688)	(2,104)
Provision for credit losses	2,821	425	243
Impairment of notes receivable	5,261	—	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(990)	(1,065)	(1,450)
Unbilled rent	(1,101)	(384)	(258)
Related party receivables	(909)	(974)	(10)
Cash restricted for operating property reserves	920	(658)	(1,294)
Deferred costs and other assets, net	(53)	(695)	(1,829)
Accounts payable, accrued expenses and other liabilities	3,440	2,474	230
Net operating cash flows provided by (used in) discontinued operations	32	(1)	679
Net cash from (used in) operating activities	24,761	10,442	(5,326)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(49,159)	(62,027)
Capital expenditures	(7,367)	(1,958)	(531)
Issuance of notes receivable	—	(9,404)	—
(Increase) decrease in capital property reserves	101	(1,401)	(1,927)
Cash received from disposal of properties	2,416	—	—
Cash received from disposal of properties-discontinued operations	1,871	1,385	8,712
Net investing cash flows from discontinued operations	—	—	914
Net cash used in investing activities	(2,979)	(60,537)	(54,859)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,065)	(5,174)	(2,768)
Dividends and distributions paid	(20,742)	(17,692)	(14,192)
Proceeds from sales of Preferred Stock, net of expenses	78	75,763	83,416
Loan proceeds	18,886	21,600	11,494
Loan principal payments	(18,438)	(30,006)	(17,034)
Net financing cash flows used in discontinued operations	(1,687)	(11)	(93)
Net cash (used in) from financing activities	(22,968)	44,480	60,823
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,186)	(5,615)	638
CASH AND CASH EQUIVALENTS, beginning of year	4,863	10,478	9,840
CASH AND CASH EQUIVALENTS, end of year	$3,677	$4,863	$10,478
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for taxes	$230	$—	$—
Cash paid for interest	$13,936	$11,015	$8,310
Non-cash Transactions:
Debt incurred for acquisitions	$—	$134,398	$77,002
Noncontrolling interests resulting from the issuance of common units	$—	$4,273	$1,575
Conversion of common units to Common Stock	$1,371	$—	$482
Conversion of senior convertible debt into Series C Preferred Stock	$—	$—	$3,000
Conversion of senior convertible debt into Common Stock	$31	$1,600	$—
Accretion of Preferred Stock discounts	$809	$417	$8,925
Deemed dividend for beneficial conversion feature	$—	$—	$72,645
Note receivable in consideration of land	$—	$1,000	$—

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2017, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office, seven undeveloped properties and one redevelopment project. Fifteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, three are located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 4,902,000 square feet and an occupancy level of approximately 91.93% at December 31, 2017. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012 (See Note 3 “Investment Properties”). The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC (“WRE”), a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm, from Jon S. Wheeler, the Company's then Chairman and CEO, resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments our Board of Directors chooses to sell, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are now handled internally.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the years ended December 31, 2017, 2016 and 2015.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2017, 2016 and 2015.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2017 and 2016, the Company’s allowance for uncollectible tenant receivables totaled $705 thousand and $691 thousand, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company recorded bad debt expenses in the amount of $457 thousand, $425 thousand and $243 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2017, 2016 and 2015, the Company did not realize any recoveries related to tenant receivables previously written off.

Notes Receivable
Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 for development of the project. The notes are secured by the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest on and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. To test for impairment, the Company first assesses qualitative factors, such as current macroeconomic conditions and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company proceeds with the two-step approach to evaluating impairment. First, the Company estimates the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the carrying value exceeds fair value, the Company proceeds with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company would recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value. See Note 5 for assessment of Goodwill impairment for the year ended December 31, 2017.

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

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows (in thousands):

	December 31,
	2017	2016
Leases in place, net	$25,118	$35,654
Tenant relationships, net	6,804	10,944
Lease origination costs, net	1,077	1,096
Other	810	518
Deposits on acquisitions	547	1,086
Legal and marketing costs, net	76	99
Total Deferred Costs and Other Assets, net	$34,432	$49,397

Amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships represent a component of depreciation and amortization expense. As of December 31, 2017 and December 31, 2016, the Company’s intangible accumulated amortization totaled $41.83 million and $28.55 million, respectively. During the years ended December 31, 2017, 2016 and 2015, the Company’s intangible amortization expense totaled $15.64 million, $12.75 million, and $11.51 million, respectively. Amortization expense for the year ended December 31, 2017 includes $1.74 million of accelerated amortization on intangibles related to the BI-LO early lease termination at the Shoppes at Myrtle Park. Future amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

For the Years Ended December 31,	Leases In Place, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
2018	$7,122	$2,613	$253	$17	$10,005
2019	5,176	1,646	187	14	7,023
2020	3,698	940	143	11	4,792
2021	2,380	523	126	9	3,038
2022	1,931	406	85	6	2,428
Thereafter	4,811	676	283	19	5,789
	$25,118	$6,804	$1,077	$76	$33,075
Revenue Recognition

The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2017 and 2016, there were $2.34 million and $1.24 million in unbilled rent which is included in rents and other tenant receivables, net. Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements. During the years ended December 31, 2017, 2016 and 2015, the Company recognized percentage rents of $199 thousand, $289 thousand and $163 thousand, respectively.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements under the Consolidated Statements of Operations caption "Tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2017, 2016 and 2015.

The Company recognizes lease termination fees in the year that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2017, 2016 and 2015, the Company recognized lease termination fees of $560 thousand, $26 thousand and $0 thousand, respectively. The 2017 amount is primarily a result of the BI-LO at Shoppes at Myrtle Park lease termination. The Company includes termination fees under the Consolidated Statement of Operations caption "Development and other revenues."

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $15 thousand and $107 thousand at December 31, 2017 and 2016, respectively, for federal and state income tax expenses. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $237 thousand, $228 thousand and $218 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Corporate General and Administrative Expense

A detail for the "Corporate general & administrative" line item from the consolidated statements of operations is presented below (in thousands):

	December 31,
	2017	2016	2015
Compensation and benefits	$2,433	$3,727	$3,376
Professional fees	1,606	1,683	1,597
Acquisition costs	1,101	2,018	3,871
Corporate administration	962	1,111	1,187
Capital related costs	663	514	2,655
Travel	272	481	446
Advertising	237	228	218
Taxes and Licenses	90	162	66
Total	$7,364	$9,924	$13,416

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

The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are exchanged for the Company’s $0.01 par value per share common stock ("Common Stock"). In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

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

The Company is currently evaluating the impact of this standard.  The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and initial analysis indicates the adoption of this standard will not have a material impact on our financial position or results of operations. The Company will increase disclosures around revenue recognition in the notes to consolidated financial statements to comply with the standard upon adoption. The Company will adopt the standard January 1, 2018 as a cumulative-effect adjustment.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments (a consensus of the Emerging Issues Task Force).” The ASU addresses eight specific cash flow issues in an effort to reduce diversity in practice. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all period presented.  The Company adopted this ASU as of January 1, 2017 and applied prospectively. The adoption did not have a material impact on the consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied prospectively. The adoption of this standard will most likely result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company will adopt this ASU in 2018.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This amendment provides guidance for partial sales of nonfinancial assets. This ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The standard is to be applied retrospectively or modified retrospectively. The Company will adopt this ASU in 2018. The Company is evaluating the impact that ASU 2017-05 will have on its financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This updates clarifies when modification accounting guidance in Topic 718 should be applied to a change in terms or conditions of a share-based payment award. This ASU is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The new standard is to be applied prospectively to an award modified on or after the adoption date. The Company will adopt this ASU in 2018 and does not expect the update to have a material impact on its financial position or results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

All per share amounts, common units, shares outstanding and stock based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective March 31, 2017. U.S. dollar amounts are presented in thousands (“000’s”) except per share amounts or as otherwise noted.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Investment Properties

Investment properties consist of the following (in thousands):

	December 31,
	2017	2016
Land and land improvements	$91,108	$90,531
Land held for development	11,228	11,420
Buildings and improvements	313,043	307,411
Investment properties at cost	415,379	409,362
Less accumulated depreciation	(31,045)	(20,482)
Investment properties, net	$384,334	$388,880
The Company’s depreciation expense on investment properties was $10.59 million, $7.88 million and $5.37 million for the years ended December 31, 2017, 2016 and 2015, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2016 Acquisitions
A-C Portfolio

On April 12, 2016, the Company completed its acquisition of 14 retail shopping centers located in Georgia and South Carolina (collectively the “A-C Portfolio”) for an aggregate purchase price of $71.00 million, paid through a combination of cash, debt and the issuance of 111,111 common units in the Operating Partnership. Collectively, the A-C Portfolio properties total 605,358 square feet in leaseable space, and were 92% leased as of the acquisition date by 77 primarily retail tenants. Each property is anchored by either a Bi-LO, Harris Teeter, Piggly Wiggly grocery store or Planet Fitness.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

Berkley Shopping Center

On November 10, 2016, we completed our acquisition of Berkley Shopping Center, a 47,945 square foot shopping center located in Norfolk, Virginia ("Berkley") from a related party for a contract price of $4.18 million. Berkley was 100% leased as of the acquisition date and is anchored by a Farm Fresh grocery store. We acquired Berkley from a related party through a combination of cash and the issuance of 27,685 common units in the Operating Partnership.

Sangaree Plaza and Tri-County Plaza

On November 10, 2016, we completed our acquisition of Sangaree Plaza and Tri-County Plaza, a 66,948 and 67,577 square foot shopping center, respectively located in Summerville, South Carolina and Royston, Georgia, respectively ("Sangaree/Tri-County") from a related party for a total contract price of $10.77 million. Sangaree/Tri-County was 95% leased as of the acquisition date and are anchored by Bi-LO grocery store. We acquired Sangaree/Tri-County from a related party through a combination of cash and the issuance of 15,281 common units in the Operating Partnership.

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

2016 Total Acquisitions
Fair value of assets acquired and liabilities assumed:	(in thousands)
Investment property (a)	$157,025
Lease intangibles and other assets (b)	27,791
Above market leases (b)	8,771
Below market leases (b)	(7,257)

Fair value of net assets acquired	$186,330

Purchase consideration:
Consideration paid with cash and debt	$183,557
Consideration paid with common units	2,773

Total consideration (c)	$186,330

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the following approaches:
i. the market approach valuation methodology for land by considering similar transactions in the markets;
ii. a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, "go dark" analysis and residual calculations incorporating the land values; and

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Investment Properties (continued)

Unaudited pro forma consolidated financial information is presented below for all 2016 acquisitions. The unaudited pro forma information presented below illustrates the Company’s pro forma financial results assuming the acquisitions had been consummated as of the beginning of the earliest period presented. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred.

	Years Ended December 31,
	2017	2016
	(in thousands)
Rental revenues	$44,782	$43,883
Net loss from continuing operations	$(11,267)	$(14,164)
Net loss attributable to Wheeler REIT	$(9,226)	$(12,101)
Net loss attributable to Wheeler REIT common shareholders	$(19,196)	$(16,814)
Basic loss per share	$(2.22)	$(2.00)
Diluted loss per share	$(2.22)	$(2.00)

2017 Dispositions
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

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property.
Subsequent to December 31, 2017, the Company, through Wheeler Development, was terminated from performing development services by WD-1, for the redevelopment of Pineland Station Shopping Center in Hilton Head, South Carolina known as Sea Turtle Marketplace (“Sea Turtle Development”). Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member as discussed in Note 11 and Note 13.
As of December 31, 2017, the Company believes the estimated fair market value of the development at stabilization at a future date will not provide for the cash required to repay the entire notes receivable due the Company in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Given the uncertainty surrounding the recoverability of the $12.00 million notes receivable the Company has recognized a $5.26 million impairment charge. The impairment charge is presented as “impairment of notes receivable” on the consolidated statements of operations. In addition, the $1.34 million of accrued interest associated with the notes receivable has been fully reserved and is included in “provision for credit losses” on the consolidated statements of operations. The notes are collateralized by a 2nd deed of trust on the property. If the holder of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Notes Receivable (continued)

the 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.
5. Goodwill
As part of the acquisition of the Operating Companies on October 24, 2014, the Company recorded preliminary goodwill of $7.00 million. In June 2015, the Company finalized its valuation of the Operating Companies. In accordance with the valuation, the Company recorded a fair value discount of $1.18 million to the $6.75 million in common units issued for the acquisition of the Operating Companies due to the one year restriction on their conversion into shares of Common Stock, and reallocated $337 thousand to finite-lived intangibles during the year ended December 31, 2015. As December 31, 2017 and 2016, the balance of goodwill is $5.49 million. No adjustments to goodwill were made in the years ending December 31, 2017 and 2016.

6. Assets Held for Sale and Discontinued Operations
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. Accordingly, the Freestanding Properties have been classified as held for sale and the results of their operations have been classified as discontinued operations for all periods presented. As of December 31, 2017, the sales of all Freestanding Properties have occurred and the Company will receive no residual cash flow.
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
As of December 31, 2017 and 2016, assets held for sale consisted of the following (in thousands):

	December 31,
	2017	2016
Investment properties, net	$—	$217
Above market lease intangible, net	—	3
Deferred costs and other assets, net	—	146
Total assets held for sale	$—	$366

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Assets Held for Sale and Discontinued Operations (continued)

As of December 31, 2017 and 2016, liabilities associated with assets held for sale consisted of the following (in thousands):

	December 31,
	2017	2016
Loans payable	$—	$1,350
Total liabilities associated with assets held for sale	$—	$1,350

The consolidated statements of operations reflect reclassifications of revenue, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenues	$26	$284	$2,043
Expenses	1	79	828
Operating income	25	205	1,215
Interest expense	9	69	715
Income from discontinued operations before gain on disposals	16	136	500
Gain on disposal of properties	1,502	688	2,104
Income from discontinued operations	$1,518	$824	$2,604

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

				December 31,
Property/Description	Monthly Payment	Interest Rate	Maturity	2017	2016
Bank Line of Credit (1)	Interest only	Libor + 300 basis points	December 2017	$3,000	$3,000
Columbia Fire Station	Interest only	8.00%	December 2017	—	487
Shoppes at Eagle Harbor	$25,100	4.34%	March 2018	3,341	3,492
Revere Loan	Interest only	8.00%	April 2018	6,808	7,450
Lumber River	Interest only	Libor + 295 basis points	June 2018	1,500	1,500
KeyBank Line of Credit	Interest only	Libor + 250 basis points	July 2018	15,532	74,077
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,400
Harbor Point	$11,024	5.85%	December 2018	553	649
Perimeter Square	Interest only	5.50%	December 2018	5,382	4,500
Riversedge North	$8,802	6.00%	January 2019	863	914
Monarch Bank Building	$7,340	4.85%	June 2019	1,266	1,320
DF I-Moyock	$10,665	5.00%	July 2019	194	309
Rivergate	Interest only	Libor + 295 basis points	December 2019	22,689	24,213
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2019	52,500	—
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	2,317	2,369
Folly Road	Interest only	4.00%	March 2020	6,181	—
Columbia Fire Station construction loan	Interest only	4.00%	May 2020	3,421	—
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,727	5,908
Walnut Hill Plaza	Interest only	5.50%	September 2022	3,903	3,440
Twin City Commons	$17,827	4.86%	January 2023	3,111	3,170
Tampa Festival	$50,797	5.56%	September 2023	8,368	8,502
Forrest Gallery	$50,973	5.40%	September 2023	8,669	8,802
South Carolina Food Lions Note	$68,320	5.25%	January 2024	12,050	12,224
Cypress Shopping Center	$34,360	4.70%	July 2024	6,485	6,585
Port Crossing	$34,788	4.84%	August 2024	6,263	6,370
Freeway Junction	$41,798	4.60%	September 2024	7,994	8,119
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,553	3,617
Graystone Crossing	$20,386	4.55%	October 2024	3,928	3,990
Bryan Station	$23,489	4.52%	November 2024	4,547	4,619
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,450
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
Chesapeake Square	$23,857	4.70%	August 2026	4,507	4,578
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance				313,778	313,698
Unamortized debt issuance cost				(5,656)	(7,725)
Total Loans Payable				$308,122	$305,973
(1) On January 10, 2018, the Company extended the $3.00 million bank line of credit to June 15, 2018 with interest only payments due monthly at a rate of
Libor + 3.00% with a floor of 4.25%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Key Bank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility is adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used proceeds from the 2016 Series B Preferred Stock Offering to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. On August 7, 2017, the Company executed a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment changed the interest payment date to the first day of each calendar month and decreased the total commitment on the revolving credit line by $25.00 million to $50.00 million effective October 7, 2017. The Company and KeyBank agreed Shoppes at Myrtle Park shall continue to be included in the calculation of the Borrowing Base Availability (as defined in the Credit Agreement) through December 21, 2017. On October 6, 2017, the Company executed a Fourth Amendment to the KeyBank Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided for a sixty day extension from October 7, 2017 to December 6, 2017 upon which the $75.00 million total commitment on the revolving credit line was to decrease to $50.00 million.

On December 21, 2017, the Company entered into an Amended and Restated Credit Agreement to the Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for an increase in borrowing capacity from $50.00 million to $52.50 million and also increases the accordion feature by $50.00 million to $150.00 million. Additionally, the Amended and Restated Credit Agreement provides for an extension of the requirement to reduce the outstanding borrowings under the facility from $68.03 million to $52.50 million by July 1, 2018. The revolving facility will mature on December 21, 2019, but may be extended at the Company’s option for an additional one-year period, subject to certain customary conditions. The interest rate remains the same at LIBOR plus 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.25%.

On March 2, 2018, KeyBank reduced the liquidity requirement from $5.00 million to $3.50 million through March 31, 2018. The liquidity requirement reverts back to $5.00 million subsequent to March 31, 2018 until such time as the Total Commitment (as defined in the Amended and Restated Credit Agreement) has been reduced to $52.50 million and $3.50 million at all times thereafter.

As of December 31, 2017, the Company has borrowed $68.03 million under the Credit Agreement, which is collateralized by 16 properties. At December 31, 2017, the outstanding borrowings are accruing interest at 4.05%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2017. The Amended and Restated Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2017, the Company has not incurred an event of default.

Senior Subordinated Debt

On January 29, 2016, the Company paid off $2.16 million in senior subordinated debt from cash on hand.

Revere Loan Agreement

In connection with the closing of the A-C Portfolio, the Operating Partnership, as borrower, and Revere High Yield Fund, LP, a Delaware limited partnership (“Revere”), as lender, entered into a Term Loan Agreement dated as of April 8, 2016

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

(“Revere Term Loan”) in the principal amount of $8.0 million. The Revere Term Loan has a maturity date of April 30, 2017 and an interest rate of 8.00% per annum. The Company and certain of its subsidiaries serve as guarantors under the Revere Term Loan. The proceeds of the Revere Term Loan were used as partial consideration for the purchase of the A-C Portfolio. A warrant (“Warrant”) to purchase an aggregate of 750,000 shares of the Company’s Common Stock (under circumstances described below under the section “Revere Warrant Agreement”) serves as collateral for the Revere Term Loan.

On May 1, 2017, the Operating Partnership extended the remaining $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. In June 2017, upon the completion of the sale of Carolina Place, as discussed in Note 3, a $167 thousand principal payment was made on the loan. On August 29, 2017, a $25 thousand principal payment was made on the loan as a result of the Walnut Hill Plaza amendment discussed below. As of December 31, 2017 and 2016, the balance on the Revere Term loan was $6.81 million and $7.45 million, respectively.

Revere Warrant Agreement
In connection with the Revere Term Loan, the Company and Revere entered into a Warrant Agreement dated as of April 8, 2016 (“Revere Warrant Agreement”), pursuant to which the Company agreed to issue the Warrant to Revere. The terms of the Revere Warrant Agreement provide that solely in the event of an Event of Default (as defined in the Revere Term Loan) under the Revere Term Loan, Revere shall have the right to purchase an aggregate of up to 750,000 shares of the Company’s Common Stock for an exercise price equal to $0.0001 per share. The Warrant is exercisable at any time and from time to time during the period starting on April 8, 2016 and expiring on April 30, 2017 at 11:59 p.m., Virginia Beach, Virginia time, solely in the event of an Event of Default under the Revere Term Loan. The Company will not receive any proceeds from the issuance of the Warrant; rather the Warrant serves as collateral for the Revere Term Loan, the proceeds of which were used as partial consideration for the A-C Portfolio. The issuance of the Warrant is exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended based upon the above facts, because Revere is an accredited investor and because the issuance of the Warrant was a private transaction by the Company and did not involve any public offering. The Warrant is treated as embedded equity and separate disclosure is not necessary.
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

Pursuant to the terms of the Amended Convertible Notes, upon thirty (30) calendar days’ notice (“Notice”), the Company may prepay any portion of the outstanding Principal Amount and accrued and unpaid interest, if any, without penalty. In addition, upon Notice the Bulldog Investors may now exercise their right to convert all or any portion of the outstanding Principal Amount and any accrued but unpaid interest into shares of Common Stock any time prior to the repayment in full of the Amended Convertible Notes. The maximum number of shares of Common Stock issuable upon conversion of the Amended Convertible Notes is 1,417,079 shares. As of December 31, 2017, the Bulldog Investors converted approximately $1.64 million of principal amount into 1,417,079 shares, pre-reverse split of the Company's Common Stock, the maximum number of shares allowed.

Chesapeake Square Refinance

On July 11, 2016, the Company executed a promissory note for $4.60 million to refinance the Chesapeake Square collateralized portion of the KeyBank Credit Agreement totaling $3.90 million. The new loan matures in August 2026 with monthly principal and interest payments due at an interest rate of 4.70%.

Perimeter Square Refinance

On July 29, 2016, the Company executed a promissory note for $4.50 million to refinance the Perimeter promissory note totaling $4.10 million. The loan matures in August 2026 with principal due at maturity and bears interest at 4.06%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

On June 14, 2017, the Company executed a promissory note for $6.25 million to refinance the Perimeter loan totaling $4.50 million. The loan matures December 2018 with monthly interest only payments.  Principal is due at maturity. The loan bears interest at 5.50%. As of December 31, 2017, $5.38 million has been borrowed on the note with the remaining $870 thousand available for tenant improvements.

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

Lumber River

On December 20, 2016, the Company executed a promissory note for $1.50 million. The loan matures in June 2018 with interest only payments at a rate of 295 basis points over one month LIBOR through 2017. Principal payments begin in 2018.

Harbor Point Renewal

On December 2, 2016, the Company renewed the promissory note for $649 thousand on Harbor Point for two years. The loan matures on December 5, 2018 with monthly principal and interest payments. The loan bears interest at 5.85%.

Rivergate

On December 21, 2016, the Company executed a promissory note for $24.20 million for the purchase of Rivergate. The loan matures in December 2019 with interest only payments at a rate of 295 basis points on one month LIBOR for the first year and principal and interest for the next two years.

With the sale of the Steak n' Shake outparcel at Rivergate, as discussed in Note 3, a $1.52 million principal payment was made on the Rivergate loan. The balance on the Rivergate loan was $22.69 million at December 31, 2017.

Folly Road Refinance

On March 22, 2017, the Company executed a promissory note for $8.57 million to refinance the Folly Road collateralized portion of the KeyBank Credit Agreement totaling $6.05 million. The loan matures in March 2020 with monthly interest only payments due through April 2018 at which time monthly principal and interest payments begin based on a 25 year amortization. The loan bears interest at 4.00%. As of December 31, 2017, $6.18 million has been borrowed on the note with the remaining $2.39 million available for construction and development.

Columbia Fire House Construction Loan

On May 3, 2017, the Company executed a promissory note for $4.30 million related to construction at Columbia Fire House ("Columbia Fire House Construction Loan") at which time the original Columbia Fire House note ("Columbia Fire House Loan") was paid down to $262 thousand. The loan matures in May 2020 with monthly interest only payments through November 2018 at which time monthly principal and interest payments begin based on a 20 year amortization. The loan bears

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

interest at 4.00%. As of December 31, 2017, $3.42 million has been borrowed on the note with the remaining $879 thousand available for construction and development.

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

    Bank Line of Credit

On September 16, 2017, the Company extended the $3.00 million bank line of credit to December 15, 2017. Subsequent to year end the bank line of credit was extended, see Note 13.

Monarch Bank Building

On December 12, 2017, the Company extended the $1.27 million Monarch Bank Building loan to June 2019 with monthly principal and interest payments of $7,340 at a rate of 4.85%.

Columbia Fire Station

On December 21, 2017, the Company paid $262 thousand to satisfy the loan in full.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2017, the Company has received a waiver through loan maturity for the debt to tangible net worth ratio on the Bank Line of Credit and a waiver of the interest coverage ratio on the Revere Loan as of December 31, 2017 which was adversely impacted by the impairment on note receivable and reserve on related party receivables recognized during fourth quarter 2017. As of December 31, 2017, the Company believes it is in compliance with all other applicable covenants.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2017 are as follows (in thousands):

For the Years Ended December 31,
2018	$39,807
2019	78,576
2020	18,531
2021	1,907
2022	5,534
Thereafter	169,423
Total principal repayments and debt maturities	$313,778

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the year ended December 31, 2018 of $39.81 million, which includes the $15.53 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $52.50 million prior to July 1, 2018 in accordance with the Amended and Restated Credit Agreement. Management is in the process of reviewing a term sheet for the refinancing of Revere, Shoppes at Eagle Harbor and Riversedge, approximately $11.11 million. All loans due to mature are collateralized by properties within our

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	intended sale of seven undeveloped land parcels and sale of additional properties, if necessary.

Management is currently working with lenders to refinance the loans noted above. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2017 are as follows (in thousands):

For the Years Ended December 31,
2018	$41,786
2019	36,626
2020	29,626
2021	22,759
2022	17,828
Thereafter	47,312
Total minimum rents	$195,937

9. Equity and Mezzanine Equity

Common Stock One-for-Eight Reverse Stock Split

On February 27, 2017, we announced that our Board of Directors had approved the Reverse Stock Split. The Reverse Stock Split took effect at approximately 5:00 p.m. Eastern Time on March 31, 2017 (the “Effective Time”). At the Effective Time, every eight issued and outstanding shares of Common Stock were converted into one share of Common Stock, and as a result, the number of outstanding shares of Common Stock was reduced from approximately 68,707,755 to approximately 8,588,470. At the Effective Time, the number of authorized shares of Common Stock was also reduced, on a one-for-eight basis, from 150,000,000 to 18,750,000. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Instead, the Company's transfer agent, aggregated all fractional shares that otherwise would have been issued as a result of the Reverse Stock Split and those shares were sold into the market. Shareholders who would otherwise hold a fractional share of the Company's stock received a cash payment from the net proceeds of the sale in lieu of such fractional shares. All share and share-related information presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.
The Company has authority to issue 33,750,000 shares of stock, consisting of 18,750,000 shares of $0.01 par value Common Stock (“Common Stock”) and 15,000,000 shares of preferred stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock (“Series B Preferred ”), 4,000,000 shares as Redeemable Preferred Stock ("Series D Preferred") and 4,500 shares of Series A Preferred Stock ("Series A Preferred). The Company increased the number of shares of Common Stock authorized from 1,875,000 to 9,375,000 during June 2013, and from 9,375,000 to 18,750,000 during June 2015.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 94.34% interest in the Operating Partnership as of December 31, 2017. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2017 and 2016, there were 11,226,868 and 11,218,694, respectively, of common units outstanding with the Trust owning 10,591,850 and 10,456,740, respectively, of these common units.

Series A Preferred Stock

At December 31, 2017 and December 31, 2016, the Company had 562 shares of no par value Series A
Preferred issued and outstanding,4,500 authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

Series C Preferred Stock Offering

On March 19, 2015, the Company entered into securities purchase agreements dated as of March 19, 2015 (the “Securities Purchase Agreements”), with certain accredited investors (the “Investors”), pursuant to which, among other things, the Company sold an aggregate of 93,000 shares of Series C Mandatorily Convertible Cumulative Perpetual Preferred Stock, liquidation value $1,000 per share (the “Series C Preferred”), in a private placement (the “Private Placement”) to the Investors in exchange for aggregate consideration of $93.00 million, consisting of $90.00 million in cash and the exchange of $3.00 million in senior convertible debt. Each share of Series C Preferred was sold to the Investors at an offering price of $1,000 per share. Net proceeds from the Private Placement totaled $83.42 million, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

From March 19, 2015 until June 11, 2015, the holders of Series C Preferred were entitled to receive, when, and if authorized by the Company’s Board of Directors and declared by the Company out of legally available funds, a dividend, on an as converted basis, that mirrors any dividend payable on shares of Common Stock and also were entitled to share in any other distribution made on the Common Stock on an as converted basis (other than dividends or other distributions payable in Common Stock). Any dividends or other distributions on the Series C Preferred during this time period were to be paid, on an as converted basis, pro rata from the date of issuance.

The Series C Preferred was automatically converted into shares of Common Stock on June 11, 2015, which was the fifth business day following the June 4, 2015 approval by the requisite holders of the Common Stock of the conversion of the Series C Preferred into Common Stock and the issuance of Common Stock upon such conversion. Each share of Series C Preferred converted into 62.5 shares of Common Stock at the conversion price of $16.00 per share. The conversion of the Series C Preferred into Common Stock at this rate was considered to be a beneficial conversion feature, resulting in a deemed distribution of $59.52 million, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

Series A and Series B Preferred Stock Exchange Offer

On June 15, 2015, the Company entered into an exchange offer (the “Exchange Offer”) to holders of its Series A Preferred and Series B Preferred. The Exchange Offer permitted tendering shareholders to exchange their shares of Series A Preferred or Series B Preferred for an aggregate of up to 2,606,656 of newly issued shares of the Company’s Common Stock.

Each share of Series A Preferred was exchangeable for 62.5 shares of Common Stock, and each share of the Series B Preferred Stock was exchangeable for 1.5625 shares of Common Stock. On July 20, 2015, the Company completed the Exchange Offer, under which 1,247 shares of Series A Preferred and 865,481 shares of Series B Preferred were tendered for 1,430,250 newly issued shares of the Company's Common Stock. The Company paid cash in lieu of any fractional shares of Common Stock upon the exchange of the Series A Preferred and Series B Preferred. The Exchange Offer was considered to be a beneficial conversion feature, resulting in a deemed distribution of $13.12 million, which is included in the consolidated statement of equity and also in the consolidated statement of cash flows as a non-cash transaction.

Series B Preferred Stock

On July 7, 2016 the Company filed a shelf registration statement relating to the potential issuance of up to $50.00 million of our Series B Preferred. On July 21, 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with a third party agent to sell such securities. As of December 31, 2017, the Company has issued 1,146,829 shares of Series B Preferred, 1,142,225 in 2016 and 4,604 in 2017, pursuant to the Equity Distribution Agreement in addition to the 729,119 shares that were currently issued and outstanding. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

Net proceeds from the Series B Preferred offering totaled $96 thousand and $23.40 million which includes the impact of the underwriters’ selling concessions and legal, accounting and other professional fees for years ended December 31, 2017 and 2016, respectively.

In conjunction with the 2014 issuances of Series B Preferred 1,986,600 warrants were issued. Each warrant permits investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. The warrants expire in April 2019.

At December 31, 2017 and December 31, 2016, the Company had 1,875,848 and 1,871,244 shares, respectively, and
5,000,000 shares of no par value Series B Preferred issued and authorized with a $25.00 liquidation preference per share, or $46.90 million and $46.78 million in aggregate, respectively. The Series B Preferred bears interest at a rate of 9% per annum.

Series D Preferred Stock- Redeemable Preferred Stock

In 2016, the Company issued and sold 2,237,000 shares of Series D Preferred, liquidation value $25.00 per share, in a combination of two public offerings. In September 2016, 1,600,000 shares of Series D Preferred were sold to investors at an offering price of $25.00 per share. In December 2016, 637,000 shares of Series D Preferred were sold to investors at an offering price of $24.00 per share. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

The Series D Preferred requires the Company maintain asset coverage of at least 200%. If we fail to maintain asset coverage of at least 200% calculated by determining the percentage value of (i) our total assets plus accumulated depreciation minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) (exclusive of the book value of any Redeemable and Term Preferred Stock (defined below)) over (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of outstanding shares of our Series D Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (“Asset Coverage Ratio”), and such failure is not cured by the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter, or the “Asset Coverage Cure Date,” then we will be required to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having a coverage ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption. In connection with any redemption for failure to maintain the Asset Coverage Ratio, we may, in our sole option, redeem any shares of Redeemable and Term Preferred Stock we select, including on a non-pro rata basis. We may elect not to redeem any Series D Preferred Stock to cure such failure as long as we cure our failure to meet the Asset Coverage Ratio by or on the Asset Coverage Cure Date. If shares of Series D Preferred Stock are to be redeemed for failure to maintain the Asset Coverage Ratio, such shares will be redeemed solely in cash at a redemption price equal to $25.00 per share plus an amount equal to all accrued but unpaid dividends, if any, on such shares (whether or not declared) to and including the redemption date.

Net proceeds from the public offering totaled $52.4 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity (continued)

At December 31, 2017 and December 31, 2016, the Company had 2,237,000 issued and 4,000,000 authorized shares of no par value Series D Preferred with a $25.00 liquidation preference per share, or $55.93 million in aggregate. Accretion of Series D Preferred discount was $723 thousand, $0 thousand and $0 thousand for the years ended December 31, 2017, 2016 and 2015, respectively.

Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net loss attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net income (loss) attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

As of December 31, 2017, 2016 and 2015, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	December 31, 2017		December 31, 2016		December 31, 2015
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	635,018	635,018	761,954	506,911	506,911	419,360
Series B Preferred Stock	1,875,848	1,172,405	1,871,244	1,169,528	729,119	455,699
Series D Preferred Stock	2,237,000	3,297,465	2,237,000	3,297,465	—	—
Warrants to purchase Common Stock		329,378		329,378		329,453
Senior Convertible Notes			2,509	2,509	177,135	177,135

Dividends

Dividends were made to holders of common units, common shares and preferred shares as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Common unit and common shareholders	$13,477	$15,328	$9,786
Preferred shareholders	9,969	4,713	13,628
Total	$23,446	$20,041	$23,414

On December 14, 2017, the Company declared a quarterly $0.34 per share dividend payable on or about January 15, 2018 to common shareholders and unit holders of record as of December 28, 2017. Accordingly, the Company has accrued $3.19 million as of December 31, 2017 for this dividend.

During the three months ended December 31, 2017, the Company declared quarterly dividends of $2.29 million to preferred shareholders of record as of December 30, 2017 to be paid on January 15, 2018. Accordingly, the Company has accrued $2.29 million as of December 31, 2017 for this dividend.

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

During the year ended December 31, 2017, the Company issued 11,465 shares to employees for services rendered to the Company. The market value of these shares at the time of issuance was approximately $155 thousand. As of December 31, 2017, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.

During the year ended December 31, 2016, the Company issued 42,069 shares to employees, directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $578 thousand.

During the year ended December 31, 2015, the Company issued 40,019 shares to employees, directors, officers and consultants for services rendered to the Company. 9,658 of these shares were issued under the Stock Incentive Plan, and 30,362 of these shares were issues under the 2015 Incentive Plan. The market value of these shares at the time of issuance was approximately $697 thousand.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the year ended December 31, 2017, the Company issued 99,527 shares to directors and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $1.26 million. As of December 31, 2017, there are 520,872 shares available for issuance under the Company’s 2016 Incentive Plan.

During the year ended December 31, 2016, the Company issued 4,601 shares to employees, directors, officers and consultants for services rendered to the Company. The market value of these shares at the time of issuance was approximately $60 thousand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Lease Commitments

The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (in thousands):

	For the Years Ended December 31,			Expiration Year
	2017	2016	2015
Amscot	$18	$18	$18	2045
Beaver Ruin Village	46	46	23	2054
Beaver Ruin Village II	19	18	9	2056
Leased office space Charleston, SC	100	92	118	2019
Moncks Corner	121	87	—	2040
Devine Street	251	180	—	2035
Total Ground Leases	$555	$441	$168

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (unaudited, in thousands):

For the Years Ended December 31,
2018	$530
2019	499
2020	433
2021	485
2022	488
Thereafter	9,666
Total minimum lease payments	$12,101

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 23%, 72% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2017. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (continued)

properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

11. Related Party Transactions

The following summarizes related party activity as of and for the years ended December 31, 2017, 2016 and 2015. The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates (in thousands).

	December 31,
	2017	2016	2015
Amounts paid to affiliates	$48	$125	$986
Amounts received from affiliates	$2,517	$1,347	$777
Amounts due from affiliates	$—	$1,456	$481
Notes receivable	$6,739	$12,000	$—
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. The Company has recognized a $5.26 million impairment charge on the note receivable as discussed in greater detail in Note 4. The impairment charge is presented as “impairment of notes receivable” on the consolidated statements of operations. Subsequent to December 31, 2017, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company has reserved $2.36 million in amounts due from affiliates at December 31, 2017, as follows:

Sea Turtle Development
Accrued interest on note receivable - due at maturity	$895
Accrued interest on note receivable - currently due	443
Leasing Commissions	190
Development fees	182
Other	18
Other non-REIT Properties	636
$2,364
Of the gross $833 thousand currently due from Sea Turtle Development $323 thousand was earned during the three months ended December 31, 2017. Amounts due from Sea Turtle Development are reserved due to uncertainty surrounding the collectability given current cash flow models. Cash flow models on the project include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project.

Amounts due from other non-REIT properties have been reserved based on available cash flows at the respective properties and payment history. The reserve is included in “provision for credit losses” on the consolidated statements of operations. Subsequent to December 31, 2017, the management agreements for these properties have or are in the process of being terminated.

At December 31, 2016, $657 thousand in accrued interest on the notes receivable was included in amounts due from affiliates, of this $415 thousand was due at maturity. Amounts due from affiliates also include $166 thousand in development fees at December 31, 2016. These amounts are included in "related party receivables, net" on the consolidated balance sheets.

In 2016, in connection with the acquisition of Berkley and Sangaree/Tri-County, the Operating Partnership entered into a tax protection agreement that obligates the Operating Partnership to reimburse Jon Wheeler, the Company's former CEO, for his tax liabilities resulting from the recognition of certain taxable income or gain in the event the Operating Partnership takes certain action prior to November 10, 2023 with respect to Sangaree Plaza, Tri-County Plaza and Berkley.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Selected Quarterly Financial Data (Unaudited)

The following tables summarize certain selected quarterly financial data for 2017 and 2016 (in thousands, except per share data):

	2017 Quarters
	First	Second	Third	Fourth
Total Revenues	$14,322	$14,719	$15,198	14,296
Operating Income (Loss)	1,173	2,542	1,779	(4,952)
Net loss from continuing operations	(2,689)	(715)	(2,173)	(8,719)
Net income (loss) from discontinued operations	1,529	(11)	—	—
Net loss attributable to Wheeler REIT common shareholders	(3,602)	(3,207)	(4,558)	(10,696)
Loss per share from continuing operations (basic and diluted)	(0.59)	(0.37)	(0.52)	(1.22)
Income per share from discontinued operations	0.17	—	—	—

	2016 Quarters
	First	Second	Third	Fourth
Total Revenues	$9,138	$11,084	$11,911	$12,027
Operating Income (Loss)	(1,164)	(13)	1,666	(780)
Net loss from continuing operations	(3,583)	(3,754)	(1,674)	(4,051)
Net income from discontinued operations	21	743	40	20
Net loss attributable to Wheeler REIT common shareholders	(3,740)	(3,210)	(2,752)	(6,214)
Loss per share from continuing operations (basic and diluted) (1)	(0.45)	(0.46)	(0.32)	(0.73)
Income per share from discontinued operations (1)	—	0.08	—	—

(1) Adjusted the previously reported amounts for all four quarters in 2016 for Reverse Stock Split to be consistent with 2017 presentations.

13. Subsequent Events

Resignation of our CFO, Wilkes Graham and appointment of Matthew Reddy as CFO
On January 4, 2018, Wilkes Graham tendered his resignation as the CFO of the company. Such resignation was to be effective on or before March 4, 2018. On January 23, 2018, the Company received communication on behalf of Mr. Graham indicating that he had terminated his employment immediately for Good Reason (as defined in his employment agreement). The Company disagrees Mr. Graham had Good Reason to terminate his employment. Further, the terms of his employment contract provide that the effective date of termination would occur 60 days following written notice of termination from Mr. Graham with or without Good Reason, and not immediately.  Accordingly, the Company has expressly reserved all claims that it may possess in relation to Mr. Graham’s employment. The Board of Directors (the “Board”) named Matthew Reddy, the Company’s Chief Accounting Officer as Chief Financial Officer. There is no family relationship between Mr. Reddy and any director, executive officer, or person nominated or chosen by us to become a director or executive officer of the company.

Sale of Chipotle at Conyers Crossing
On January 12, 2018, the Company completed the sale of the Chipotle ground lease at Conyers Crossing for a contract price of $1.27 million, resulting in a gain of $1.05 million with net proceeds of $1.16 million.

2018 Series D Preferred Stock Offering- Redeemable Preferred Stock
In January 2018, the Company, issued and sold 1,363,636 shares of Series D Preferred, in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $16.50 per share. Net proceeds from the public offering totaled $21.16 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

Bank Line of Credit Renewal

On January 10, 2018, the Company extended the $3.00 million bank line of credit to June 15, 2018 with interest only payments due monthly at a rate of Libor + 3.00% with a floor of 4.25%.

JANAF Acquisition
On January 18, 2018, the Company acquired JANAF, a retail shopping center located in Norfolk, Virginia, for a purchase price of $85.65 million, paid through a combination of cash, debt assumption and the issuance of 150,000 shares of Common Stock. The shopping center, anchored by BJ's Wholesale Club, totals 887,917 square feet and was 94% leased at the acquisition date.
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

JANAF
(in thousands, unaudited)
Fair value of assets acquired and liabilities assumed:
Investment property (a)	$77,383
Lease intangibles and other assets (b)	11,040
Above market leases (c)	2,079
Below market leases (c)	(4,852)
Debt assumption (d)	(58,867)
Net fair value of assets acquired and liabilities assumed:	$26,783

Purchase consideration:
Consideration paid with cash and debt	$25,653
Consideration paid with assumption of debt	58,867
Consideration paid with common stock	1,130

Total consideration (e)	$85,650

a.	Represents the fair value of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using following approaches:
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

b.
Represents the fair value of lease intangibles and other assets. Lease intangibles includes in place leases and ground lease sandwich interests associated with replacing existing leases. The income approach was used to determine the fair value of these intangible assets which included estimated market rates and expenses. It was determined that carrying value approximated fair value for other asset amounts.

c.	Represents the fair value of above/below market leases. The income approach was used to determine the fair value of above/below market leases using market rental rates for similar properties.

d.
Assumption of $53.71 million of debt at a rate of 4.49%, maturing July 2023 with monthly principal and interest payments of $333,159 and assumption of $5.16 million of debt at a rate of 4.95%, maturing January 2026 with monthly principal and interest payments of $29,964.

e.	Represents the components of purchase consideration paid.
Unaudited pro forma financial information in the aggregate is presented below for the acquisition of JANAF. The unaudited pro forma information presented below includes the effects of the JANAF acquisition and those acquisitions noted in Note 3, as if they had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred and assumed. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if these acquisition had taken place in January 1, 2017 or 2016.

	Years Ended December 31,
	2017	2016
	(in thousands, unaudited)
Rental revenues	$53,227	$52,130
Net loss from continuing operations	$(11,424)	$(15,261)
Net loss attributable to Wheeler REIT	$(9,374)	$(13,097)
Net loss attributable to Wheeler REIT common shareholders	$(22,327)	$(20,793)
Basic loss per share	$(2.54)	$(2.43)
Diluted loss per share	$(2.54)	$(2.43)

JANAF - Bravo Loan

On January 18, 2018, the Company executed a promissory note for $6.5 million for the purchase of JANAF at a rate of 4.65%. The loan matures in January 2021 with interest due monthly.

CEO Transition

On January 29, 2018, the Board of the Company terminated Jon S. Wheeler as the Company’s Chairman, CEO and President. In addition, in connection with the termination of Mr. Wheeler, the Board appointed David Kelly, the Company’s then acting CIO, as CEO and President. The Company does not plan to fill the CIO position at this time.

Board of Directors

On January 29, 2018, Mr. Wheeler resigned from his position as a member of the Company’s Board of Directors to pursue other interests. Mr. Wheeler was not a member of any committees of the Company.

Chief Operating Officer Appointment

In February 2018, M. Andrew Franklin, the Company's then acting Senior Vice President of Operations was appointed, as Chief Operating Officer.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2017

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2017	$691	$2,821	$(443)	$3,069
Year Ended December 31, 2016	411	425	(145)	691

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2017

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	146	—	943	4,490	5,433
Monarch Bank	497	1,909	77	—	497	1,986	2,483
Perimeter Square	1,566	5,081	478	—	1,566	5,559	7,125
Riversedge North	910	2,208	638	—	910	2,846	3,756
Surrey Plaza	381	1,857	—	—	381	1,857	2,238
The Shoppes at TJ Maxx	2,115	6,719	554	—	2,115	7,273	9,388
The Shoppes at Eagle Harbor	785	4,219	259	—	785	4,478	5,263
Twin City Commons	800	3,041	24	—	800	3,065	3,865
Walnut Hill Plaza	734	2,414	1,193	—	734	3,607	4,341
Tampa Festival	4,653	6,691	657	—	4,695	7,306	12,001
Forrest Gallery	3,015	7,455	855	—	3,015	8,310	11,325
Jenks Plaza	498	918	77	—	498	995	1,493
Winslow Plaza	1,325	3,684	184	—	1,370	3,823	5,193
Clover Plaza	356	1,197	26	—	356	1,223	1,579
St. George Plaza	706	1,264	25	—	706	1,289	1,995
South Square	353	1,911	—	—	353	1,911	2,264
Westland Square	887	1,710	21	—	887	1,731	2,618
Waterway Plaza	1,280	1,248	11	—	1,280	1,259	2,539
Cypress Shopping Center	2,064	4,579	266	—	2,064	4,845	6,909
Harrodsburg Marketplace	1,431	2,485	78	—	1,509	2,485	3,994
Port Crossing Shopping Center	792	6,921	93	—	792	7,014	7,806
LaGrange Marketplace	390	2,648	7	—	390	2,655	3,045
DF I-Courtland	894	—	—	—	894	—	894
Edenton Commons	2,395	—	—	—	2,395	—	2,395
DF I-Moyock	908	—	—	—	908	—	908
Freeway Junction	1,521	6,755	13	—	1,521	6,768	8,289
Graystone Crossing	922	2,856	—	—	922	2,856	3,778
Bryan Station	1,658	2,756	57	—	1,658	2,813	4,471
Crockett Square	1,546	6,834	183	—	1,565	6,998	8,563
Harbor Point	2,400	—	69	—	2,469	—	2,469
DF I-Berkley	250	—	—	—	250	—	250
Laskin Road	1,644	—	209	—	1,649	204	1,853
Pierpont Centre	484	9,221	10	—	484	9,231	9,715
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	726	—	454	8,563	9,017
Butler Square	1,024	6,401	32	—	1,024	6,433	7,457
Brook Run Shopping Center	2,209	12,919	475	—	2,209	13,394	15,603
Beaver Ruin Village	2,604	8,284	3	—	2,604	8,287	10,891
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Columbia Fire Station	$2,305	$—	$4,334	$—	$2,305	$4,334	$6,639
Chesapeake Square	895	4,112	638	—	1,219	4,426	5,645
Sunshine Plaza	1,183	6,368	16	—	1,183	6,384	7,567
Barnett Portfolio	3,107	8,912	141	—	3,193	8,967	12,160
Grove Park	722	4,590	—	—	722	4,590	5,312
Parkway Plaza	772	4,230	14	—	772	4,244	5,016
Fort Howard Square	1,890	7,350	19	—	1,890	7,369	9,259
Conyers Crossing	2,101	6,820	—	—	2,101	6,820	8,921
LBP Milltown	—	—	196	—	—	196	196
LBP Vauxhall	—	—	1	—	—	1	1
McPherson	—	—	7	—	—	7	7
Darien Shopping Center	188	1,054	1	—	188	1,055	1,243
Devine Street	365	1,941	—	—	365	1,941	2,306
Folly Road	5,992	4,527	180	—	5,992	4,707	10,699
Georgetown	742	1,917	—	—	742	1,917	2,659
Ladson Crossing	2,981	3,920	38	—	2,981	3,958	6,939
Lake Greenwood Crossing	550	2,499	—	—	550	2,499	3,049
Lake Murray	447	1,537	—	—	447	1,537	1,984
Litchfield I	568	929	—	—	568	929	1,497
Litchfield II	568	936	—	—	568	936	1,504
Litchfield Market Village	2,970	4,716	—	—	2,970	4,716	7,686
Moncks Corner	—	1,109	—	—	—	1,109	1,109
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	11	—	3,182	5,371	8,553
South Lake	804	2,025	—	—	804	2,025	2,829
South Park	943	2,967	5	—	943	2,972	3,915
St. Matthews	338	1,941	5	—	338	1,946	2,284
Berkley	1,005	2,865	(9)	—	1,005	2,856	3,861
Sangaree	2,302	2,922	236	—	2,503	2,957	5,460
Tri-County	411	3,421	141	—	552	3,421	3,973
Riverbridge	774	5,384	58	—	832	5,384	6,216
Laburnum Square	3,736	5,928	50	—	3,734	5,980	9,714
Franklin Village	2,608	9,426	—	—	2,608	9,426	12,034
Village at Martinsville	5,208	12,879	3	—	5,208	12,882	18,090
New Market Crossing	993	5,216	16	—	993	5,232	6,225
Rivergate Shopping Center	1,570	30,694	10	—	1,570	30,704	32,274
Totals	$101,127	$300,651	$13,601	$—	$102,336	$313,043	$415,379

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances		Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
	(in thousands)
Amscot Building	(3)	(5)	$203	5/15/2004		5-40 years
Lumber River Village	1,500		747		11/16/2012	5-40 years
Monarch Bank	1,266	(5)	1,133		12/28/2007	5-40 years
Perimeter Square	5,382	(5)	905		11/16/2012	5-40 years
Riversedge North	863		1,293	4/17/2008	12/21/2012	5-40 years
Surrey Plaza	(3)	(5)	378		12/21/2012	5-40 years
The Shoppes at TJ Maxx	5,727		1,341		11/16/2012	5-40 years
The Shoppes at Eagle Harbor	3,341	(5)	1,117	9/9/2008	11/16/2012	5-40 years
Twin City Commons	3,111		493		12/18/2012	5-40 years
Walnut Hill Plaza	3,903	(5)	1,712		12/14/2007	5-40 years
Tampa Festival	8,368		1,137		8/26/2013	5-40 years
Forrest Gallery	8,669		1,232		8/29/2013	5-40 years
Jenks Plaza	(3)	(5)	189		12/17/2013	5-40 years
Winslow Plaza	4,620		681		12/19/2013	5-40 years
Clover Plaza	2,049		142		12/23/2013	5-40 years
St. George Plaza	2,584		163		12/23/2013	5-40 years
South Square	2,104		202		12/23/2013	5-40 years
Westland Square	2,684		199		12/23/2013	5-40 years
Waterway Plaza	2,629		153		12/23/2013	5-40 years
Cypress Shopping Center	6,485		491		7/1/2014	5-40 years
Harrodsburg Marketplace	3,553		276		7/1/2014	5-40 years
Port Crossing Shopping Center	6,263		1,119		7/3/2014	5-40 years
LaGrange Marketplace	2,317	(5)	370		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		(5)	—		8/15/2014	N/A
Edenton Commons (undeveloped land)		(5)	—		8/15/2014	N/A
DF I-Moyock (undeveloped land)	194	(5)	—		8/15/2014	N/A
Freeway Junction	7,994		759		9/4/2014	5-40 years
Graystone Crossing	3,928		263		9/26/2014	5-40 years
Bryan Station	4,547		292		10/2/2014	5-40 years
Crockett Square	6,338		720		11/5/2014	5-40 years
Harbor Point (undeveloped land)	553	(5)	—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		(5)	—		12/1/2014	N/A
Laskin Road (undeveloped land)		(5)	—		1/9/2015	N/A
Pierpont Centre	8,113		900		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		(5)	—		3/27/2015	N/A
Alex City Marketplace	5,750		721		4/1/2015	5-40 years
Butler Square	5,640		503		4/15/2015	5-40 years
Brook Run Shopping Center	10,950		1,937		6/2/2015	5-40 years
Beaver Ruin Village	(4)		643		7/1/2015	5-40 years
Beaver Ruin Village II	(4)		202		7/1/2015	5-40 years
Columbia Fire Station (redevelopment property)	3,421	(5)	—		7/1/2015	N/A
Chesapeake Square	4,507		485		7/10/2015	5-40 years
Sunshine Plaza	5,900		494		7/21/2015	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
	(in thousands)
Barnett Portfolio	$8,770	$766		8/21/2015	5-40 years
Grove Park	3,800	424		9/9/2015	5-40 years
Parkway Plaza	3,500	312		9/15/2015	5-40 years
Fort Howard Square	7,100	519		9/30/2015	5-40 years
Conyers Crossing	5,960	622		9/30/2015	5-40 years
Darien Shopping Center	(1)	57		4/12/2016	5-40 years
Devine Street	(1)	95		4/12/2016	5-40 years
Folly Road	6,181	228		4/12/2016	5-40 years
Georgetown	(1)	99		4/12/2016	5-40 years
Ladson Crossing	(1)	221		4/12/2016	5-40 years
Lake Greenwood Crossing	(1)	128		4/12/2016	5-40 years
Lake Murray	(1)	104		4/12/2016	5-40 years
Litchfield I	(1)	59		4/12/2016	5-40 years
Litchfield II	(1)	67		4/12/2016	5-40 years
Litchfield Market Village	(1)	266		4/12/2016	5-40 years
Moncks Corner	(1)	60		4/12/2016	5-40 years
Ridgeland	(1)	24		4/12/2016	5-40 years
Shoppes at Myrtle Park	(1)	290		4/12/2016	5-40 years
South Lake	(1)	132		4/12/2016	5-40 years
South Park	(1)	154		4/12/2016	5-40 years
St. Matthews	(1)	99		4/12/2016	5-40 years
Berkley	(2)	115		11/10/2016	5-40 years
Sangaree	(2)	172		11/10/2016	5-40 years
Tri-County	(2)	178		11/10/2016	5-40 years
Riverbridge	4,000	209		11/15/2016	5-40 years
Laburnum Square	(1)	205		12/7/2016	5-40 years
Franklin Village	8,516	303		12/12/2016	5-40 years
Village at Martinsville	(1)	444		12/16/2016	5-40 years
New Market Crossing	(1)	170		12/20/2016	5-40 years
Rivergate Shopping Center	22,689	928		12/21/2016	5-40 years
Totals		$31,045
(1) Properties secure a $68.0 million mortgage note.
(2) Properties secure a $9.4 million mortgage note.
(3) These properties secure a $3.0 million bank line of credit.
(4) Properties secure a $9.4 million mortgage note.
(5) Properties secure the $6.8 million Revere loan.

	2017	2016
	(in thousands)
Balance at beginning of period	$409,585	$252,831
Additions during the period:
Acquisitions	—	157,025
Improvements	7,367	1,787
Disposals	(1,573)	(2,058)
Balance at end of period	$415,379	$409,585

EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (15)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (17)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (18)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (18)

3.6	Amended and Restated Bylaws of Registrant (2)

4.1	Form of Certificate of Common Stock of Registrant (18)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (15)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (11)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (12)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (12)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (12)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (12)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (12)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (12)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (12)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (12)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company,N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (16)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (15)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (17)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (14)

10.8	Employment Agreement with Jon S. Wheeler (10)

10.9	Employment Agreement with Wilkes Graham (10)

10.10	Employment Agreement with Robin Hanisch (10)

10.11	Employment Agreement with David Kelly (22)

10.12	Employment Agreement with Matthew Reddy (22)

10.13	Employment Agreement with M. Andrew Franklin (22)

10.14	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.15	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.16	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.17	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.18	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (11)

10.19	Tax Protection Agreement dated February 8, 2017 (13)

10.20	Amended and Restated Credit Agreement dated December 21, 2017. (19)

10.21	Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC. (20)

10.22	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016. (20)

10.23	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017. (20)

10.24	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017. (20)

10.25	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017. (20)

10.26	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017. (20)

10.27	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017. (20)

10.28	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017. (20)

10.29	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017. (20)

10.30	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017. (20)

10.31	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017. (20)

10.32	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017. (20)

10.33	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017. (20)

10.34	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017. (20)

10.35	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017. (20)

10.36	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (23)

10.37	JANAF Loan Agreement dated June 5, 2013. (21)

12.1	Statement of Computation of Ratios (23)

14.1	Code of Ethics (2)

21.1	Subsidiaries of Registrant (23)

23.1	Consent of Cherry Bekaert LLP (23)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (23)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (23)

101.INS XBRL	Instance Document (23)

101.SCH	XBRL Taxonomy Extension Schema Document (23)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (23)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (23)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (23)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (23)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 9, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(23)	Filed herewith.