Form 10-Q
period 2018-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2018-05-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of May 7, 2018, there were 9,056,723 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS:
Investment properties, net	$448,555	$384,334
Cash and cash equivalents	5,148	3,677
Restricted cash	12,198	8,609
Rents and other tenant receivables, net	4,621	5,619
Notes receivable, net	6,739	6,739
Goodwill	5,486	5,486
Assets held for sale	9,134	—
Above market lease intangible, net	9,862	8,778
Deferred costs and other assets, net	41,010	34,432
Total Assets	$542,753	$457,674
LIABILITIES:
Loans payable, net	$373,047	$308,122
Liabilities associated with assets held for sale	708	—
Related party payables, net	5	—
Below market lease intangible, net	13,382	9,616
Accounts payable, accrued expenses and other liabilities	11,033	10,624
Dividends payable	3,037	5,480
Total Liabilities	401,212	333,842
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 and 2,237,000 shares issued and outstanding; $90.02 million and $55.93 million aggregate liquidation preference, respectively)	74,542	53,236

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 and 1,875,848 shares issued and outstanding, respectively; $46.90 million aggregate liquidation preference)	40,935	40,915
Common Stock ($0.01 par value, 18,750,000 shares authorized, 8,947,416 and 8,744,189 shares issued and outstanding, respectively)	89	87
Additional paid-in capital	229,007	226,978
Accumulated deficit	(209,957)	(204,925)
Total Shareholders’ Equity	60,527	63,508
Noncontrolling interests	6,472	7,088
Total Equity	66,999	70,596
Total Liabilities and Equity	$542,753	$457,674
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE:
Rental revenues	$12,697	$11,129
Asset management fees	48	162
Commissions	14	115
Tenant reimbursements	3,222	2,680
Development and other revenues	333	236
Total Revenue	16,314	14,322
OPERATING EXPENSES:
Property operations	4,599	3,994
Non-REIT management and leasing services	36	271
Depreciation and amortization	7,476	6,400
Provision for credit losses	21	252
Corporate general & administrative	2,508	2,232
Total Operating Expenses	14,640	13,149
Gain on disposal of properties	1,055	—
Operating Income	2,729	1,173
Interest income	1	356
Interest expense	(4,577)	(4,177)
Net Loss from Continuing Operations Before Income Taxes	(1,847)	(2,648)
Income tax expense	(25)	(41)
Net Loss from Continuing Operations	(1,872)	(2,689)
Discontinued Operations
Income from discontinued operations	—	16
Gain on disposal of properties	—	1,513
Net Income from Discontinued Operations	—	1,529
Net Loss	(1,872)	(1,160)
Less: Net loss attributable to noncontrolling interests	(47)	(41)
Net Loss Attributable to Wheeler REIT	(1,825)	(1,119)
Preferred stock dividends	(3,207)	(2,483)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(5,032)	$(3,602)

Loss per share from continuing operations (basic and diluted)	$(0.57)	$(0.59)
Income per share from discontinued operations	—	0.17
	$(0.57)	$(0.42)
Weighted-average number of shares:
Basic and Diluted	8,900,416	8,554,304

Dividends declared per common share	$—	$0.42
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	9,706	—	64	—	64	(9,706)	(64)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	43,459	—	330	—	330	—	—	330
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	505	—	505	—	(505)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,207)	(3,207)	—	—	(3,207)
Net loss	—	—	—	—	—	—	—	(1,825)	(1,825)	—	(47)	(1,872)
Balance, March 31, 2018 (Unaudited)	562	$453	1,875,748	$40,935	8,947,416	$89	$229,007	$(209,957)	$60,527	625,312	$6,472	$66,999
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,872)	$(1,160)
Adjustments to reconcile consolidated net loss to net cash from operating activities
Depreciation	3,173	2,671
Amortization	4,303	3,729
Loan cost amortization	379	763
Above (below) market lease amortization, net	(22)	193
Share-based compensation	419	377
Gain on disposal of properties	(1,055)	—
Gain on disposal of properties-discontinued operations	—	(1,513)
Provision for credit losses	21	252
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	978	546
Unbilled rent	(83)	(185)
Related party receivables	84	(110)
Deferred costs and other assets, net	(197)	(786)
Accounts payable, accrued expenses and other liabilities	346	1,683
Net operating cash flows provided by discontinued operations	—	32
Net cash provided by operating activities	6,474	6,492
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(23,153)	—
Capital expenditures	(1,472)	(494)
Cash received from disposal of properties	1,160	—
Cash received from disposal of properties-discontinued operations	—	1,871
Net cash (used in) provided by investing activities	(23,465)	1,377
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(128)	(163)
Dividends and distributions paid	(5,480)	(6,193)
Proceeds from sales of Preferred Stock, net of expenses	21,158	(18)
Loan proceeds	7,403	6,181
Loan principal payments	(902)	(6,516)
Net financing cash flows used in discontinued operations	—	(1,687)
Net cash provided (used in) by financing activities	22,051	(8,396)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,060	(527)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,286	14,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$17,346	$13,988
Supplemental Disclosures:
Non-Cash Transactions:
Debt assumed for acquisition	$58,867	$—
Conversion of common units to common stock	$64	$—
Conversion of Series B Preferred Stock to Common Stock	$2	$—
Conversion of senior convertible debt into common stock	$—	$31
Issuance of Common Stock for acquisition	$1,130	$—
Accretion of preferred stock discounts	$170	$195
Other Cash Transactions:
Cash paid for taxes	$—	$107
Cash paid for interest	$3,911	$3,309
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2017 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2017 Annual Report filed on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 40 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Tenant allowances, tenant inducements and tenant improvements are amortized utilizing the straight-line method over the term of the related lease or occupancrey term of the tenant, if shorter.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three months ended March 31, 2018 and 2017.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2018 and December 31, 2017, the Company’s allowance for uncollectible accounts totaled $723 thousand and $705 thousand, respectively. During the three months ended March 31, 2018 and 2017, the Company recorded bad debt expenses in the amount of $98 thousand and $252 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three months ended March 31, 2018 and 2017, the Company did not realize any recoveries related to tenant receivables previously written off.

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

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. To test for impairment, the Company first assesses qualitative factors, such as current macroeconomic conditions and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company proceeds with the two-step approach to evaluating impairment. First, the Company estimates the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the carrying value exceeds fair value, the Company proceeds with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company would recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value. As of March 31, 2018 and December 31, 2017, no adjustments were made to goodwill.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net
The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs, tenant relationship and ground lease sandwich interest intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Leases in place, net	$30,010	$25,118
Tenant relationships, net	5,830	6,804
Ground lease sandwich interest	2,694	—
Other	1,171	810
Lease origination costs, net	1,070	1,077
Deposits	163	547
Legal and marketing costs, net	72	76
Total Deferred Costs and Other Assets, net	$41,010	$34,432
Amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense. As of March 31, 2018 and December 31, 2017, the Company’s intangible accumulated amortization totaled $45.36 million and $41.83 million, respectively. During the three months ended March 31, 2018 and 2017, the Company’s intangible amortization expense totaled $4.30 million and $3.73 million, respectively. As of March 31, 2018, the Company's annual amortization for its lease origination costs, leases in place, legal and marketing costs tenant relationships, and ground lease sandwich interests is as follows (in thousands):

	Leases In Place, net	Tenant Relationships, net	Legal & Marketing Costs, net	Ground Lease Sandwich Interest	Lease Origination Costs, net	Total
For the remaining nine months ended December 31, 2018	$7,413	$2,028	$13	$205	$190	$9,849
December 31, 2019	6,635	1,581	14	274	195	8,699
December 31, 2020	4,735	874	11	274	151	6,045
December 31, 2021	2,964	458	9	274	134	3,839
December 31, 2022	2,277	364	6	274	93	3,014
December 31, 2023	1,762	235	6	274	75	2,352
Thereafter	4,224	290	13	1,119	232	5,878
	$30,010	$5,830	$72	$2,694	$1,070	$39,676
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
As detailed in “Recent Accounting Pronouncements”, the Company adopted Topic 606, Revenue from Contracts with Customers on January 1, 2018 with the cumulative effect of initially applying the standard recognized on this date. As a result, the Company has changed its accounting policies for revenue recognized on non-real estate lease contracts. As of adoption, non-lease revenue streams are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Lease Contract Revenue
The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2018 and December 31, 2017, there were $2.42 million and $2.34 million in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements.
The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three months ended March 31, 2018 and 2017.
The Company recognizes lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.
Asset Management Fees
Asset management fees are generated from Non-REIT properties. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively for services performed. Revenues are governed by the management fee agreements for the various properties. Obligations under the agreements include and are not limited to: managing of maintenance, janitorial, security, landscaping, vendors, back office (collecting rents, paying bills), etc. Each of the obligations are bundled together to be one service and are satisfied over time. Non-REIT Properties are billed monthly and typically pay monthly for these services.
Commissions
Commissions are generated from Non-REIT properties. The Non-REIT Properties pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals). Revenues are governed by the leasing commission agreements for the various properties. Obligations under the agreements include and are not limited to: monitoring upcoming vacancies, new tenant identification, proposal preparation, lease negotiation, document preparation, etc. Each of the obligations are bundled together to be one service as the overall objective of these services is to maintain the overall occupancy of the property. Revenue is recognized and billed upon lease execution.
Development Income
Non-REIT properties pay development fees of 5% of hard costs. Revenues are governed by the development agreements for each development. Obligations under the agreements include overseeing the development of the project. The Company’s performance creates or enhances the project that the Non-REIT property controls as such this revenue is recognized over time. The projects are billed monthly and typically pay monthly for these services.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

The below table disaggregates the Company’s revenue by type of service for the three months ended March 31, 2018 and 2017 (unaudited, in thousands):

	Three Months Ended March 31,
	2018	2017

Minimum rent	$12,610	$11,042
Tenant reimbursements	3,222	2,680
Lease termination fees	246	—
Percentage rent	87	87
Asset management fees	48	162
Commissions	14	115
Development income	—	136
Other	87	100
Total	$16,314	$14,322

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $98 thousand and $15 thousand for federal and state income taxes as of March 31, 2018 and December 31, 2017. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $43 thousand and $60 thousand for the three months ended March 31, 2018 and 2017, respectively.

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

Corporate General and Administrative Expense

A detail for the "Corporate General & Administrative" line item from the Condensed Consolidated Statements of Operations is presented below (in thousands):

	Three Months Ended March 31,
	2018	2017

Professional fees	$931	$637
Compensation and benefits	903	683
Corporate administration	336	257
Taxes and Licenses	165	49
Travel	70	66
Capital related costs	53	220
Advertising	43	60
Acquisition costs	7	260
Total Corporate General & Administrative	$2,508	$2,232
An allocation of professional fees, compensation and benefits, corporate administration and travel is included in Non-REIT management and leasing services on the statements of operations, which can vary period to period depending on the relative operational fluctuations of these respective services.
Noncontrolling Interests
Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the Company are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Condensed consolidated statement of equity includes

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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
On January 1, 2018, the Company adopted Topic 606 retrospectively with the cumulative effect of initially applying the standard as of this date to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and adoption of this standard does not have a material impact on our financial position or results of operations. The Company has increased disclosures around revenue recognition in the notes to condensed consolidated financial statements to comply with the standard.
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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented.  The Company adopted this ASU as of January 1, 2018 and applied retrospectively. The adoption resulted in a reduction of $329 thousand in net cash from operating activities and $1 thousand increase in net cash from investing activities for the three months ended March 31, 2017 on the Condensed Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied prospectively. The adoption of this standard will most likely result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this ASU as of January 1, 2018. As a result of this adoption, the acquisition costs associated with the purchase of JANAF were capitalized as a cost of the asset.

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

In February 2017, the FASB issued ASU 2017-05, “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” This amendment provides guidance for partial sales of nonfinancial assets. This ASU is effective for annual periods beginning after December 15, 2017. Early adoption is permitted. The standard is to be applied retrospectively or modified retrospectively. The Company adopted this ASU as of January 1, 2018. The adoption did not have a material impact on the financial position or results of operations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This updates clarifies when modification accounting guidance in Topic 718 should be applied to a change in terms or conditions of a share-based payment award. This ASU is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The new standard is to be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU as of January 1, 2018. The adoption did not have a material impact on the financial position or results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.
3. Investment Properties
Investment properties consist of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Land and land improvements	$99,313	$91,108
Land held for improvement	2,305	11,228
Buildings and improvements	381,137	313,043
Investment properties at cost	482,755	415,379
Less accumulated depreciation	(34,200)	(31,045)
Investment properties, net	$448,555	$384,334
The Company’s depreciation expense on investment properties was $3.17 million and $2.67 million for the three months ended March 31, 2018 and 2017, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Disposition
On January 12, 2018, the Company completed the sale of the Chipotle ground lease at Conyers Crossing for a contract price of $1.27 million, resulting in a gain of $1.06 million with net proceeds of $1.16 million.
The sale of the Chipotle ground lease at Conyers Crossing did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of this property remains classified within continuing operations for all periods presented.
JANAF Acquisition
On January 18, 2018, the Company acquired JANAF, a retail shopping center located in Norfolk, Virginia, for a purchase price of $85.65 million, paid through a combination of cash, restricted cash, debt assumption and the issuance of 150,000 shares of Common Stock at $7.53 per share. The shopping center, anchored by BJ's Wholesale Club, totals 810,137 square feet and was 94% leased at the acquisition date.
The following summarizes the consideration paid and the purchase allocation of assets acquired and liabilities assumed in conjunction with the acquisition described above in accordance with ASU 2017-01, along with a description of the methods used to determine the purchase price allocation (in thousands, unaudited). In determining the purchase price allocation, the Company considered many factors including, but not limited to, cash flows, market cap rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Purchase price allocation of assets acquired and liabilities assumed:
Investment property (a)	$75,123
Lease intangibles and other assets (b)	10,718
Above market leases (d)	2,019
Restricted cash (c)	2,500
Below market leases (d)	(4,710)
Debt assumption (e)	(58,867)
Net purchase price allocation of assets acquired and liabilities assumed:	$26,783

Purchase consideration:
Consideration paid with cash and restricted cash	$25,653
Consideration paid with assumption of debt	58,867
Consideration paid with common stock	1,130

Total consideration (f)	$85,650

a.
Represents the purchase price allocation of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The purchase price allocation was determined using following approaches:

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

b.
Represents the purchase price allocation of lease intangibles and other assets. Lease intangibles includes in place leases and ground lease sandwich interests associated with replacing existing leases. The income approach was used to determine the allocation of these intangible assets which included estimated market rates and expenses.

c.
Represents the purchase price allocation of deleveraging reserve (the “Deleveraging Reserve”) released upon the maturity or earlier payment in full of the loan or until the reduction of the principal balance of the loan to $50,000,000.

d.
Represents the purchase price allocation of above/below market leases. The income approach was used to determine the allocation of above/below market leases using market rental rates for similar properties.

e.
Assumption of $53.71 million of debt at a rate of 4.49%, maturing July 2023 with monthly principal and interest payments of $333,159 and assumption of $5.16 million of debt at a rate of 4.95%, maturing January 2026 with monthly principal and interest payments of $29,964.

f.	Represents the components of purchase consideration paid.
Unaudited pro forma financial information in the aggregate is presented below for the acquisition of JANAF. The unaudited pro forma information presented below includes the effects of the JANAF acquisition as if it had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred and assumed. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if these acquisition had taken place in January 1, 2018 or 2017.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, unaudited)
Rental revenues	$13,007	$13,178
Net loss from continuing operations	$(1,874)	$(3,135)
Net loss attributable to Wheeler REIT	$(1,827)	$(1,549)
Net loss attributable to Wheeler REIT common shareholders	$(5,034)	$(4,778)
Basic loss per share	$(0.57)	$(0.56)
Diluted loss per share	$(0.57)	$(0.56)

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. As of December 31, 2017, the Company recognized a $5.26 million impairment charge on the notes receivable reducing the carrying value to $6.74 million as of March 31, 2018 and December 31, 2017. The Company placed the notes receivable on nonaccrual status and has not recognized $355 thousand of interest income due on the notes for the three months ended March 31, 2018.
As of March 31, 2018, the Company believes the estimated fair market value of the development upon stabilization at a future date will provide for the cash required to repay the $6.74 million carrying value of the notes receivable due the Company in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. If the holder of the 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.
5. Assets Held for Sale
In August 2015, the Company’s management and Board of Directors committed to a plan to sell Bixby Commons, Jenks Reasors, Harps at Harbor Point, Starbucks/Verizon and the ground leases for Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre (the “Freestanding Properties”) as part of the Company’s continuous evaluation of strategic alternatives. On February 28, 2017, the Company completed its sale of the last remaining Freestanding Properties, Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre, for a contract price of approximately $2.29 million, resulting in a gain of $1.51 million.
In February 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”) as part of Company’s strategic initiative. Accordingly, the Land Parcels have been classified as held for sale.

As of March 31, 2018 and December 31, 2017, assets held for sale consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Investment properties, net	$9,134	$—
Total assets held for sale	$9,134	$—

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

As of March 31, 2018 and December 31, 2017, liabilities associated with assets held for sale consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Loans payable	$693	$—
Accounts payable	15	—
Total liabilities associated with assets held for sale	$708	$—

The condensed consolidated statements of operations reflect reclassifications of revenues, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income from discontinued operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Revenues	$—	$26
Expenses	—	1
Operating income	—	25
Interest expense	—	9
Income from discontinued operations before gain on disposal of properties	—	16
Gain on disposal of properties	—	1,513
Net Income from discontinued operations	$—	$1,529

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2018	December 31, 2017
Revere Loan (2)	Interest only	8.00%	April 2018	$6,808	$6,808
Lumber River	$10,723	Libor + 295 basis points	June 2018	1,485	1,500
Bank Line of Credit	Interest only	Libor + 300 basis points	June 2018	3,000	3,000
KeyBank Line of Credit	Interest only	Libor + 250 basis points	July 2018	15,532	15,532
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,369
Harbor Point	$11,024	5.85%	December 2018	(1)	553
Perimeter Square	Interest only	5.50%	December 2018	5,691	5,382
Riversedge North	$8,802	6.00%	January 2019	849	863
Monarch Bank Building	$7,340	4.85%	June 2019	1,259	1,266
DF I-Moyock	$10,665	5.00%	July 2019	(1)	194
Rivergate	$127,217	Libor + 295 basis points	December 2019	22,546	22,689
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2019	52,500	52,500
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	2,305	2,317
Folly Road	Interest only	4.00%	March 2020	6,181	6,181
Columbia Fire Station construction loan	Interest only	4.00%	May 2020	4,014	3,421
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,681	5,727
JANAF Bravo	Interest only	4.65%	January 2021	6,500	—
Walnut Hill Plaza	Interest only	5.50%	September 2022	3,903	3,903
Twin City Commons	$17,827	4.86%	January 2023	3,095	3,111
Shoppes at Eagle Harbor	$26,528	5.10%	March 2023	3,316	3,341
JANAF	$333,159	4.49%	July 2023	53,436	—
Tampa Festival	$50,797	5.56%	September 2023	8,332	8,368
Forrest Gallery	$50,973	5.40%	September 2023	8,633	8,669
South Carolina Food Lions Note	$68,320	5.25%	January 2024	12,004	12,050
Cypress Shopping Center	$34,360	4.70%	July 2024	6,458	6,485
Port Crossing	$34,788	4.84%	August 2024	6,234	6,263
Freeway Junction	$41,798	4.60%	September 2024	7,961	7,994
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,536	3,553
Graystone Crossing	$20,386	4.55%	October 2024	3,912	3,928
Bryan Station	$23,489	4.52%	November 2024	4,528	4,547
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,141	—
Chesapeake Square	$23,857	4.70%	August 2026	4,486	4,507
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance (1)				378,452	313,778
Unamortized debt issuance cost				(5,405)	(5,656)
Total Loans Payable				$373,047	$308,122
(1) Excludes loans payable on assets held for sale, see Note 5.
(2) Subsequent to March 31, 2018, the Company extended the Revere Loan to May 15, 2018.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On December 21, 2017, the Company entered into an Amended and Restated Credit Agreement to the KeyBank Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for an increase in borrowing capacity from $50.00 million to $52.50 million and also increases the accordion feature by $50.00 million to $150.00 million. Additionally, the Amended and Restated Credit Agreement provides for an extension of the requirement to reduce the outstanding borrowings under the facility from $68.03 million to $52.50 million by July 1, 2018. The revolving facility will mature on December 21, 2019, but may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. The interest rate remains the same at LIBOR plus 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). The unutilized amounts available to the Company under the Credit Agreement accrue fees which are paid at a rate of 0.25%.

On March 2, 2018, KeyBank reduced the liquidity requirement from $5.00 million to $3.50 million through March 31, 2018. The liquidity requirement reverts back to $5.00 million subsequent to March 31, 2018 until such time as the Total Commitment (as defined in the Amended and Restated Credit Agreement) has been reduced to $52.50 million and $3.50 million at all times thereafter.

As of March 31, 2018, the Company has borrowed $68.03 million under the Credit Agreement, which is collateralized by 16 properties. At March 31, 2018, the outstanding borrowings are accruing interest at 4.38%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of March 31, 2018. The Amended and Restated Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately payable. As of March 31, 2018, the Company has not incurred an event of default.

Bank Line of Credit Renewal

On January 10, 2018, the Company extended the $3.00 million bank line of credit ("Bank Line of Credit") to June 15, 2018 with interest only payments due monthly at a rate of Libor + 3.00% with a floor of 4.25%.

JANAF

On January 18, 2018, the Company executed a promissory note for $53.71 million for the purchase of JANAF at a rate of 4.49%. The loan matures in July 2023 with monthly principal and interest payments of $333,159.

JANAF - BJ's

On January 18, 2018, the Company executed a promissory note for $5.16 million for the purchase of JANAF at a rate of 4.95%. The loan matures in January 2026 with monthly principal and interest payments of $29,964.

JANAF - Bravo

On January 18, 2018, the Company executed a promissory note for $6.50 million for the purchase of JANAF at a rate of 4.65%. The loan matures in January 2021 with interest due monthly.

Eagle Harbor Renewal

On March 11, 2018, the Company renewed the promissory note for $3.32 million on Eagle Harbor for five years. The loan matures on March 2023 with monthly principal and interest payments of $26,528. The loan bears interest at 5.10%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of March 31, 2018, the Company has received a waiver through loan maturity for the debt to tangible net worth ratio on the Bank Line of Credit and a waiver on the debt service coverage ratio. As of March 31, 2018, the Company believes it is in compliance with all other applicable covenants.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2018, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2018	$37,561
December 31, 2019	80,641
December 31, 2020	21,249
December 31, 2021	10,236
December 31, 2022	7,736
December 31, 2023	67,722
Thereafter	154,000
Total principal repayments and debt maturities	$379,145

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the nine months ended December 31, 2018 of $37.56 million, which includes the $15.53 million maturity of the KeyBank line of credit. Management is in the process of refinancing properties off the KeyBank line of credit to reduce the line to under $52.50 million prior to July 1, 2018 in accordance with the Amended and Restated Credit Agreement. Management is in the process of refinancing the $6.81 million Revere Loan. All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2018 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2018	$36,782
December 31, 2019	43,641
December 31, 2020	35,556
December 31, 2021	27,176
December 31, 2022	21,078
December 31, 2023	15,448
Thereafter	44,183
Total minimum rents	$223,864

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity
Series A Preferred Stock

At March 31, 2018 and December 31, 2017, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At March 31, 2018 and December 31, 2017, the Company had 1,875,748 and 1,875,848 shares, respectively, and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permits investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. The warrants expire in April 2019.

Series D Preferred Stock - Redeemable Preferred Stock

In January 2018, the Company, issued and sold 1,363,636 shares of no par value Series D Cumulative Convertible Preferred Stock, without par value (“Series D Preferred”), in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $16.50 per share. Net proceeds from the public offering totaled $21.16 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

At March 31, 2018 and December 31, 2017, the Company had 3,600,636 and 2,237,000 shares of Series D Preferred issued and authorized with a $25.00 liquidation preference per share, or $90.02 million and $55.93 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

Accretion of Series D Preferred was $148 thousand for the three months ended March 31, 2018.

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
As of March 31, 2018, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	March 31, 2018
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	625,312	625,312
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541
Warrants to purchase Common Stock		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Common unit and common shareholders	$—	$3,917
Preferred shareholders	3,207	2,483
Total	$3,207	$6,400

During the three months ended March 31, 2018, the Company declared quarterly dividends of $3.04 million to preferred shareholders of record as of March 31, 2018 to be paid on April 15, 2018. Accordingly, the Company has accrued $3.04 million as of March 31, 2018 for this dividend.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the three months ended March 31, 2018, the Company issued no shares to employees for services rendered to the Company under the 2015 Incentive Plan. As of March 31, 2018, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.

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

During the three months ended March 31, 2018, the Company issued 43,459 shares to directors for services rendered to the Company under the 2016 Incentive Plan. The market value of these shares at the time of issuance was approximately $330 thousand. As of March 31, 2018, there are 477,413 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2018	2017	Expiration Year
Amscot	$5	$5	2045
Beaver Ruin Village	11	11	2054
Beaver Ruin Village II	5	5	2056
Leased office space Charleston, SC	25	25	2019
Moncks Corner	30	30	2040
Devine Street	63	63	2035
JANAF	60	—	2069
Total Ground Leases	$199	$139

JANAF ground lease expense of $60 thousand for the three months ended March 31, 2018 includes $24 thousand in percentage rent.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, as of March 31, 2018 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2018	$507
December 31, 2019	644
December 31, 2020	583
December 31, 2021	635
December 31, 2022	638
December 31, 2023	640
Thereafter	16,063
Total minimum lease payments	$19,710

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 3%, 20%, 76% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2018. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates.

	March 31,
	2018	2017
	(unaudited, in thousands)
Amounts paid to affiliates	$8	$9
Amounts received from affiliates	$87	$471

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Related Party Transactions (continued)

	March 31,	December 31,
	2018	2017
	(unaudited, in thousands)
Amounts payable to affiliates	$5	$—
Notes receivable	$6,739	$6,739
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. At December 31, 2017, the Company recognized a $5.26 million impairment charge on the note receivable as discussed in greater detail in Note 4. The Company has placed the notes receivable on nonaccrual status and has not recognized $355 thousand of interest income due on the notes for the three months ended March 31, 2018. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.
The Company recovered $77 thousand in amounts due from related parties for the three months ended March 31, 2018 which were previously reserved. The recovery is included in “provision for credit losses” on the condensed consolidated statements of operations. The total allowance on related party receivables at March 31, 2018 and December 31, 2017 is $2.77 million and $2.36 million, respectively. These amounts are included in "related party payables, net" on the condensed consolidated balance sheets.
Amounts due from Sea Turtle Development are reserved due to uncertainty surrounding the collectability given the information currently available to the Company. Amounts due from other non-REIT properties have been reserved based on available cash flows at the respective properties and payment history. The management agreements for these properties have been terminated.
11. Subsequent Events
Series D Preferred Stock - Redeemable Preferred Stock

On May 3, 2018, the Company filed a Certificate of Correction (the “Certificate of Correction”) with the State Department of Assessments and Taxation of Maryland (the “SDAT”) correcting an inadvertently omitted reference to “accumulated amortization” in “Section 10(a) (Mandatory Redemption for Asset Coverage)” of the Articles Supplementary for the Series D Preferred that was previously filed with SDAT on September 16, 2016.

The Certificate of Correction became effective upon filing.

Revere Loan

On May 3, 2018, the Company extended the $6.81 million Revere Loan to May 15, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2017 Form 10-K for the year ended December 31, 2017. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2018.
Executive Overview
As of March 31, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building, seven undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
JANAF Acquisition
On January 18, 2018, the Company acquired JANAF, a retail shopping center located in Norfolk, Virginia, for a purchase price of $85.65 million, paid through a combination of cash, restricted cash and debt assumption and the issuance of 150,000 shares of Common Stock at $7.53 per share. The shopping center, anchored by BJ's Wholesale Club, totals 810,137 square feet and was 94% leased at the acquisition date.

Disposition
On January 12, 2018, the Company completed the sale of the Chipotle ground lease at Conyers Crossing for a contract price of $1.27 million, resulting in a gain of $1.06 million with net proceeds of $1.16 million.
Assets Held for Sale
In February 2018, the Company’s management and Board of Directors committed to a plan to sell the Land Parcels as part of Company’s strategic initiative. Accordingly, the Land Parcels have been classified as held for sale.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended March 31,
	2018	2017
Renewals:
Leases renewed with rate increase (sq feet)	35,393	92,223
Leases renewed with rate decrease (sq feet)	38,480	16,804
Leases renewed with no rate change (sq feet)	80,567	70,094
Total leases renewed (sq feet)	154,440	179,121

Leases renewed with rate increase (count)	16	22
Leases renewed with rate decrease (count)	5	3
Leases renewed with no rate change (count)	5	8
Total leases renewed (count)	26	33

Option exercised (count)	7	12

Weighted average on rate increases (per sq foot)	$0.77	$0.70
Weighted average on rate decreases (per sq foot)	$(1.86)	$(0.60)
Weighted average rate (per sq foot)	$(0.29)	$0.30
Weighted average change over prior rates	(3.42)%	3.50%

New Leases:
New leases (sq feet)	72,076	54,279
New leases (count)	15	18
Weighted average rate (per sq foot)	$8.08	$13.92

Gross Leasable Area ("GLA") expiring during the next 9 months	8.44%	4.71%
Anchor Lease Modifications
During the three months ended March 31, 2018, the Company modified thirteen leases with Southeastern Grocer anchor tenants and recaptured four locations. These modifications include a combination of term adjustments, rent adjustments (decreases and increases), deferred landlord contributions for remodels, and adjusted lease language. The Company has elected to recapture Ladson Crossing, St. Matthews, South Park, and Tampa Festival in the second quarter of 2018. The Cypress Shopping Center lease expired on March 31, 2018. As part of the negotiated recaptures the Company received $246 thousand in termination fees during the three months ended March 31, 2018. The remaining thirteen lease modifications remain subject to Southeastern Grocer's bankruptcy court approval. The initial annualized base rent impact of these modifications and recaptures, including the Cypress lease expiration, is approximately $2.50 million.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2018	2017	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	65	64	1	1.56%
Aggregate gross leasable area at period end (1)	5,743,073	4,906,511	836,562	17.05%
Ending occupancy rate at period end (1)	90.8%	93.0%	(2.20)%	(2.37)%
FINANCIAL DATA:
Rental revenues	$12,697	$11,129	$1,568	14.09%
Asset management fees	48	162	(114)	(70.37)%
Commissions	14	115	(101)	(87.83)%
Tenant reimbursements	3,222	2,680	542	20.22%
Development income	—	136	(136)	(100.00)%
Other revenues	333	100	233	233.00%
Total Revenue	16,314	14,322	1,992	13.91%
EXPENSES:
Property operations	4,599	3,994	605	15.15%
Non-REIT management and leasing services	36	271	(235)	(86.72)%
Depreciation and amortization	7,476	6,400	1,076	16.81%
Provision for credit losses	21	252	(231)	(91.67)%
Corporate general & administrative	2,508	2,232	276	12.37%
Total Operating Expenses	14,640	13,149	1,491	11.34%
Gain on disposal of properties	1,055	—	1,055	100.00%
Operating Income	2,729	1,173	1,556	(132.65)%
Interest income	1	356	(355)	(99.72)%
Interest expense	(4,577)	(4,177)	(400)	(9.58)%
Net Loss from Continuing Operations Before Income Taxes	(1,847)	(2,648)	801	30.25%
Income tax expense	(25)	(41)	16	39.02%
Net Loss from Continuing Operations	(1,872)	(2,689)	817	30.38%
Discontinued Operations
Loss from discontinued operations	—	16	(16)	100.00%
Gain on disposal of properties	—	1,513	(1,513)	(100.00)%
Net (Loss) Income from Discontinued Operations	—	1,529	(1,529)	(100.00)%
Net Loss	(1,872)	(1,160)	(712)	(61.38)%
Net loss attributable to noncontrolling interests	(47)	(41)	(6)	(14.63)%
Net Loss Attributable to Wheeler REIT	$(1,825)	$(1,119)	$(706)	(63.09)%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Total Revenue

Total revenue was $16.31 million for the three months ended March 31, 2018 compared to $14.32 million for the three months ended March 31, 2017, a $1.99 million increase. The increase in rental revenues and tenant reimbursements of $2.11 million is attributable to a partial period of operations reported for the JANAF acquisition. The $233 thousand increase in other revenues is a result of lease termination fees associated with the Southeastern Grocers store recaptures. The decrease in commissions, development income and asset management fees of $351 thousand is primarily related to the February 2018 termination of the Company's agreement to perform these services for Sea Turtle Development and certain other non-REIT properties.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $14.64 million, representing an increase of $1.49 million over the three months ended March 31, 2017. Overall increases of $1.08 million were noted in depreciation and amortization and $605 thousand in property operations primarily resulting from the additional expenses associated with the JANAF acquisition. These amounts were offset by a decrease of $235 thousand in non-REIT management and leasing services a result of the decline in non-REIT properties the Company manages. The provision for credit losses decreased $231 thousand for the three months ended March 31, 2018, primarily related to $77 thousand in recoveries in amounts due from related parties and increase collections on tenant accounts receivable.

Corporate general and administrative expenses increased $276 thousand as a result of an increase of $294 thousand in professional fees associated with hiring of KeyBanc Advisors, increased audit and legal costs in addition to an increase of $220 thousand in compensation and benefits primarily driven by share based compensation for employees and directors, severance and reallocation of salary costs associated with acquisition personnel. These increases were offset by decreases in capital & debt financing costs as well as acquisition costs impacted by the adoption of ASU 2017-01.

Interest Income

Interest income was $1 thousand for the three months ended March 31, 2018, which represents an decrease of $355 thousand as compared to $356 thousand for the three months ended March 31, 2017. The decrease is primarily attributable to the Company placing the notes receivable on non-accrual status and not recognizing $355 thousand in interest income for the three months ended March 31, 2018 due to note impairment.

Interest Expense

Interest expense increased $400 thousand or 9.58% for the three months ended March 31, 2018, compared to $4.18 million for the three months ended March 31, 2017. The increase is primarily attributable to the incremental debt service associated with the additional borrowings utilized to acquire JANAF.

Discontinued Operations

Net loss from discontinued operations totaled $1.53 million for the for the three months ended March 31, 2017. The income for 2017 primarily resulted from the sale of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre whereas there was no 2018 discontinued operations activity,

Same Store and New Store Operating Income

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

The following table is a reconciliation of same store and new store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties we owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. The discussion below focuses on same store results of operations since the JANAF acquisition occurred in January 2018 and there were no 2017 acquisitions.

Same store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015, sold February 28, 2017)

	Three Months Ended March 31,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017
	(in thousands)
Net Loss	$(1,932)	$(1,160)	$60	$—	$(1,872)	$(1,160)
Adjustments:
Net Income from Discontinued Operations	—	(1,529)	—	—	—	(1,529)
Income tax expense	25	41	—	—	25	41
Interest expense	3,974	4,177	603	—	4,577	4,177
Interest income	(1)	(356)	—	—	(1)	(356)
Gain on disposal of properties	(1,055)	—	—	—	(1,055)	—
Corporate general & administrative	2,499	2,232	9	—	2,508	2,232
Provision for credit losses - non-tenant	(77)	—	—	—	(77)	—
Depreciation and amortization	6,495	6,400	981	—	7,476	6,400
Non-REIT management and leasing services	36	271	—	—	36	271
Development income	—	(136)	—	—	—	(136)
Asset management and commission revenues	(62)	(277)	—	—	(62)	(277)
Property Net Operating Income	$9,902	$9,663	$1,653	$—	$11,555	$9,663

Property revenues	$13,970	$13,909	$2,282	$—	$16,252	$13,909
Property expenses	3,970	3,994	629	—	4,599	3,994
Provision for credit losses - tenant	98	252	—	—	98	252
Property Net Operating Income	$9,902	$9,663	$1,653	$—	$11,555	$9,663

Property Revenues

Total same store property revenues for the three months ended March 31, 2018 were relatively flat at $13.97 million, compared to $13.91 million for the three months ended March 31, 2017.

The three months ended March 31, 2018 represents a partial period of activity for JANAF shopping center. This property (new stores) contributed $2.28 million in revenues for the three months ended March 31, 2018, compared to no revenue for the three months ended March 31, 2017.

Property Expenses

Total same store property expenses for the three months ended March 31, 2018 were relatively flat at $3.97 million, compared to $3.99 million for the three months ended March 31, 2017. Total property expenses increased primarily due to new store increases of $629 thousand.

There were no significant unusual or non-recurring items included in new store property expenses for the three months ended March 31, 2018.

Property Net Operating Income

Total property net operating income was $11.56 million for the three months ended March 31, 2018, compared to $9.66 million for the three months ended March 31, 2017, representing an increase of $1.90 million over 2017. New stores accounted for the majority of this increase by generating $1.65 million in property net operating income for the three months ended March 31, 2018, compared to no property net operating income for the three months ended March 31, 2017.

Funds from Operations (FFO)

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three month periods ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	Same Store		New Store		Total		Period Over Period Changes
	2018	2017	2018	2017	2018	2017	$	%
				(in thousands, unaudited)
Net Loss	$(1,932)	$(1,160)	$60	$—	$(1,872)	$(1,160)	$(712)	(61.38)%
Depreciation and amortization of real estate assets	6,495	6,400	981	—	7,476	6,400	1,076	16.81%
Gain on disposal of properties	(1,055)	—	—	—	(1,055)	—	(1,055)	(100.00)%
Gain on disposal of properties-discontinued operations	—	(1,513)	—	—	—	(1,513)	1,513	100.00%
FFO	$3,508	$3,727	$1,041	$—	$4,549	$3,727	$822	22.06%

During the three month period ended March 31, 2018, same store FFO decreased $219 thousand, primarily due to the following:

•	$355 thousand decrease in interest income as a result of presenting notes receivable on a non-accrual basis;

•
$116 thousand decrease in development, asset management and commission revenues, net savings on related non-REIT management and leasing services as a result of termination of related party agreements to perform services;

•	$267 thousand increase in corporate general and administrative expenses;

•	Offset by increase in property net operating income of $239 thousand.

Total FFO increased $822 thousand for the three month period ended March 31, 2018 compared to the same period in 2017, primarily due to incremental new store FFO of $1.04 million thousand attributable to the JANAF acquisition.
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

Total AFFO for the three month periods ended March 31, 2018 and 2017, respectively, is shown in the table below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
FFO	$4,549	$3,727
Preferred stock dividends	(3,207)	(2,483)
Preferred stock accretion adjustments	170	195
FFO available to common shareholders and common unitholders	1,512	1,439
Acquisition costs	7	260
Capital related costs	53	220
Other non-recurring and non-cash expenses	103	107
Share-based compensation	419	377
Straight-line rent	(200)	(185)
Loan cost amortization	379	763
Accrued interest income	—	(118)
(Below) above market lease amortization	(22)	193
Recurring capital expenditures and tenant improvement reserves	(290)	(206)
AFFO	$1,961	$2,850
Acquisition expenses at March 31, 2017 were primarily related to compensation paid to personnel working directly on acquisitions related activities and other costs associated with due diligence of potential acquisitions currently in our pipeline. In 2018, the Company adopted ASU 2017-01 and external acquisition costs are now capitalized as part of the acquisition. The Company has ceased acquisition activities since acquiring JANAF. Thus, internal salaries previously related to acquisitions have been reallocated and not represented in acquisition costs. Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future. Accrued interest income represents interest income on notes receivable due at maturity for the three months ended March 31, 2017 which have been fully reserved as of March 31, 2018.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources
At March 31, 2018, our consolidated cash, cash equivalents and restricted cash totaled $17.35 million compared to consolidated cash, cash equivalents and restricted cash of $12.29 million at December 31, 2017. Cash flows from operating activities, investing activities and financing activities for the three month period ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2018	2017	$	%
		(in thousands, unaudited)
Operating activities	$6,474	$6,492	$(18)	(0.28)%
Investing activities	$(23,465)	$1,377	$(24,842)	(1,804.07)%
Financing activities	$22,051	$(8,396)	$30,447	362.64%
Operating Activities
During the three months ended March 31, 2018, our cash flows from operating activities were $6.47 million, compared to cash flows from operating activities of $6.49 million during the three months ended March 31, 2017, representing a decrease of $18 thousand.

Investing Activities
During the three months ended March 31, 2018, our cash flows used in investing activities were $23.47 million, compared to cash flows provided by investing activities of $1.38 million during the three months ended March 31, 2017, representing a decrease of $24.84 million due to the following:

•	$23.15 million increase in cash outflows used for the acquisition of JANAF;

•
$711 thousand net decrease in cash received on disposal properties as a result of higher proceeds received on the 2017 sale of the Ruby Tuesdays/Outback at Pierpont Shopping Center as compared to the 2018 sale of the Chipotle ground lease sale at Conyers Crossing; and

•	$978 thousand increase in cash outflows on capital expenditures primarily a result of the redevelopment of Columbia Fire House and $310 thousand for Perimeter Centre tenant improvements.

Financing Activities

During the three months ended March 31, 2018, our cash flows provided by financing activities were $22.05 million, compared to $8.40 million of cash flows used in financing activities during the three months ended March 31, 2017, representing an increase of $30.45 million due to the following:

•	$21.18 million increase in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$1.22 million increase in loan proceeds due to the $6.50 million JANAF Bravo Loan and $903 thousand Columbia Fire House Construction Loan advance occurring in 2018 offset by a $6.18 million increase in refinancing proceeds for Folly Road occurring in 2017;

•	$5.61 million decrease in loan principal payments due to the 2017 refinancing of the Folly Road collateralized portion of the KeyBank Credit Agreement;

•	$1.69 million decrease in cash flows used in discontinued operations for the pay-down of debt related to the sale of Ruby Tuesdays/Outback at Pierpont Shopping Center; and

•	$713 thousand decrease in cash outflows for dividends and distributions primarily as a result of the moving from monthly to quarterly dividend payments in the second quarter of 2017.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of March 31, 2018 and December 31, 2017, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
	(unaudited)
Fixed-rate notes	$281,084	$216,240
Adjustable-rate mortgages	29,336	29,506
Fixed-rate notes, assets held for sale	693	—
Floating-rate line of credit	68,032	68,032
Total debt	$379,145	$313,778

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.74% and 5.86 years, respectively, at March 31, 2018. We have $37.56 million of debt maturing, including scheduled principal repayments, during the nine months ending December 31, 2018. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Footnote 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at March 31, 2018 are $37.56 million in debt maturities and principal payments due for the remaining nine months ended December 31, 2018 including debt service payments, Series B and Series D Preferred Stock dividends (approximately $12.1 million), and margin covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 8. Included in the $37.56 million of debt maturities and principal payments is the $15.53 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $52.50 million prior to July 1, 2018 in accordance with the Amended and Restated Credit Agreement. Management is in the process of refinancing the $6.81 million Revere Loan. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

In addition to refinancing of debt, the Company is in the process of marketing the Land Parcels. The proceeds can be used to pay debt in addition to a savings of approximately $52 thousand annually in net operating income, primarily a result of real estate taxes. As part of an overall cost reduction strategy, the Company plans to close the Charleston office, a savings of $100 thousand annually. The Company continues to work to increase cash flows from properties through increasing occupancy by reducing tenant turnover, obtaining rental rate increases on new leases and monitoring operating expenses.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2018. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is LIBOR. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At March 31, 2018, approximately $281.78 million, or 74.32%, of our debt had fixed interest rates and approximately $97.37 million, or 25.68%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $974 thousand per year. At March 31, 2018, LIBOR was approximately 188 basis points. Assuming no increase in the level of our variable rate debt, if LIBOR was reduced to zero basis points, our cash flow would increase by approximately $1.83 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2018 (the end of the period covered by this Form 10-Q).
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 other than the revision of the following risk factor:
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

As of March 31, 2018, approximately 25.96% of the contractual base revenue of our total portfolio was derived from our ten largest tenants. The largest tenant as of March 31, 2018, Bi-Lo, LLC (“BI-LO”), a subsidiary of Southeastern Grocers, LLC (“Southeastern Grocers”), leased thirteen BI-LO grocery store locations from us with an aggregate of 468,913 leased square feet for an aggregate annualized base rent of approximately $4.38 million, which together represents 8.16% of our gross leasable area and 8.57% of our total annualized base rent. In addition, subsidiaries of Southeastern Grocers lease three Winn Dixie locations and two Harvey’s locations from us with an aggregate of 208,175 leased square feet for an aggregate annualized base rent of approximately $1.46 million, which together represents 3.62% of our gross leasable area and 2.86% of our total annualized base rent. During the second quarter of 2018, the Company has agreed to recapture, three of the BI-LO and a Harvey’s location, representing 133,838 square feet and $1.44 million in aggregate annualized base rent. In addition to these recaptures, the Company has modified leases with Southeastern Grocers which are subject to bankruptcy court approval, resulting in a decrease of $624 thousand or 1.22% of aggregate annualized base rent. If the lease modifications with Southeastern Grocers are not accepted by the bankruptcy court, our efforts to collect rental payments could be delayed and, ultimately, precluded. Any modification by the bankruptcy court could result in an additional reduction in our cash flow and the amount of cash available to distribute to our stockholders.

During Southeastern Grocers' bankruptcy proceedings, there can be no assurance that Southeastern Grocers, or the bankruptcy trustee would assume our leases. If any lease is not assumed or we cannot lease the space to another tenant, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

The loss of these anchor tenants at the properties being recaptured may result in decrease customer traffic for our other tenants at these properties, thereby decreasing sales for such tenants and may make it more difficult for us to secure tenant lease renewals or new tenants for these properties. Management is currently in negotiations with potential backfills on the three BI-LO and Harvey's location..

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (14)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (16)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (23)

4.1	Form of Certificate of Common Stock of Registrant (17)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (14)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (10)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (11)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (11)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (11)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (11)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (11)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (11)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (15)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (14)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (16)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (13)

10.8	Employment Agreement with David Kelly (21)

10.9	Employment Agreement with Matthew Reddy (21)

10.10	Employment Agreement with M. Andrew Franklin (21)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.13	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.14	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.15	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (10)

10.16	Tax Protection Agreement dated February 8, 2017 (12)

10.17	Amended and Restated Credit Agreement dated December 21, 2017. (18)

10.18	Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC. (19)

10.19	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016. (19)

10.20	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017. (19)

10.21	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017. (19)

10.22	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017. (19)

10.23	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017. (19)

10.24	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017. (19)

10.25	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017. (19)

10.26	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017. (19)

10.27	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017. (19)

10.28	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017. (19)

10.29	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017. (19)

10.30	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017. (19)

10.31	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017. (19)

10.32	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017. (19)

10.33	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (22)

10.34	JANAF Loan Agreement dated June 5, 2013. (20)

10.35	Borrower's Certification Regarding Loan Extension and Guarantor's Reaffirmation of Obligation as Lender Guaranty by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 3, 2018. (24)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (24)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (24)

101.INS XBRL	Instance Document (24)

101.SCH	XBRL Taxonomy Extension Schema Document (24)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (24)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (24)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (24)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (24)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(29)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 9, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on March 7, 2018 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(24)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	May 9, 2018