Form 10-Q
period 2018-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2018-08-08
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
As of August 7, 2018, there were 9,383,062 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Investment properties, net	$441,078	$375,199
Cash and cash equivalents	4,052	3,677
Restricted cash	14,560	8,609
Rents and other tenant receivables, net	5,522	5,619
Notes receivable, net	6,739	6,739
Goodwill	5,486	5,486
Assets held for sale	12,839	9,135
Above market lease intangible, net	8,948	8,778
Deferred costs and other assets, net	36,564	34,432
Total Assets	$535,788	$457,674
LIABILITIES:
Loans payable, net	$365,922	$307,375
Liabilities associated with assets held for sale	5,315	792
Below market lease intangible, net	12,381	9,616
Accounts payable, accrued expenses and other liabilities	11,790	10,579
Dividends payable	3,037	5,480
Total Liabilities	398,445	333,842
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 and 2,237,000 shares issued and outstanding; $90.02 million and $55.93 million aggregate liquidation preference, respectively)	74,690	53,236

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 and 1,875,848 shares issued and outstanding, respectively; $46.90 million aggregate liquidation preference)	40,957	40,915
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,342,577 and 8,744,189 shares issued and outstanding, respectively)	93	87
Additional paid-in capital	232,636	226,978
Accumulated deficit	(214,688)	(204,925)
Total Shareholders’ Equity	59,451	63,508
Noncontrolling interests	3,202	7,088
Total Equity	62,653	70,596
Total Liabilities and Equity	$535,788	$457,674
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE:
Rental revenues	$12,911	$11,027	$25,608	$22,156
Asset management fees	47	500	95	662
Commissions	36	194	50	309
Tenant reimbursements	2,965	2,736	6,187	5,416
Development and other revenues	1,147	262	1,480	498
Total Revenue	17,106	14,719	33,420	29,041
OPERATING EXPENSES:
Property operations	4,518	3,747	9,117	7,741
Non-REIT management and leasing services	—	636	36	907
Depreciation and amortization	7,422	6,309	14,898	12,709
Provision for credit losses	165	168	186	420
Corporate general & administrative	2,268	1,317	4,776	3,549
Total Operating Expenses	14,373	12,177	29,013	25,326
Gain on disposal of properties	—	1,022	1,055	1,022
Operating Income	2,733	3,564	5,462	4,737
Interest income	1	360	2	716
Interest expense	(5,180)	(4,570)	(9,757)	(8,747)
Net Loss from Continuing Operations Before Income Taxes	(2,446)	(646)	(4,293)	(3,294)
Income tax expense	(17)	(69)	(42)	(110)
Net Loss from Continuing Operations	(2,463)	(715)	(4,335)	(3,404)
Discontinued Operations
Income from discontinued operations	—	—	—	16
Gain (Loss) on disposal of properties	903	(11)	903	1,502
Net Income (Loss) from Discontinued Operations	903	(11)	903	1,518
Net Loss	(1,560)	(726)	(3,432)	(1,886)
Less: Net loss attributable to noncontrolling interests	(35)	(13)	(82)	(54)
Net Loss Attributable to Wheeler REIT	(1,525)	(713)	(3,350)	(1,832)
Preferred stock dividends	(3,206)	(2,494)	(6,413)	(4,977)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(4,731)	$(3,207)	$(9,763)	$(6,809)

Loss per share from continuing operations (basic and diluted)	$(0.61)	$(0.37)	$(1.18)	$(0.96)
Income per share from discontinued operations	0.10	—	0.10	0.17
	$(0.51)	$(0.37)	$(1.08)	$(0.79)
Weighted-average number of shares:
Basic and Diluted	9,246,683	8,628,204	9,074,506	8,591,458

Dividends declared per common share	$—	$0.34	$—	$0.76
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	44	—	—	—	—	44	—	—	44
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	321,013	3	1,215	—	1,218	(321,013)	(1,218)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	127,313	1	727	—	728	—	—	728
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,586	—	2,586	—	(2,586)	—
Dividends and distributions	—	—	—	—	—	—	—	(6,413)	(6,413)	—	—	(6,413)
Net Loss	—	—	—	—	—	—	—	(3,350)	(3,350)	—	(82)	(3,432)
Balance, June 30, 2018 (Unaudited)	562	$453	1,875,748	$40,957	9,342,577	$93	$232,636	$(214,688)	$59,451	314,005	$3,202	$62,653
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,432)	$(1,886)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities
Depreciation	6,500	5,305
Amortization	8,398	7,404
Loan cost amortization	1,057	1,827
Above (below) market lease amortization, net	(108)	383
Share-based compensation	486	601
Gain on disposal of properties	(1,055)	(1,022)
Gain on disposal of properties-discontinued operations	(903)	(1,502)
Provision for credit losses	186	420
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	142	299
Unbilled rent	(395)	(404)
Related party receivables	78	(347)
Deferred costs and other assets, net	99	(157)
Accounts payable, accrued expenses and other liabilities	1,593	2,676
Net operating cash flows provided by discontinued operations	(17)	32
Net cash provided by operating activities	12,629	13,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(23,153)	—
Capital expenditures	(2,735)	(2,179)
Cash received from disposal of properties	1,160	2,416
Cash received from disposal of properties-discontinued operations	2,747	1,871
Net cash (used in) provided by investing activities	(21,981)	2,108
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(947)	(570)
Dividends and distributions paid	(8,517)	(9,791)
Proceeds from sales of Preferred Stock, net of expenses	21,158	(18)
Loan proceeds	20,803	11,976
Loan principal payments	(16,709)	(13,764)
Net financing cash flows used in discontinued operations	(110)	(1,791)
Net cash provided (used in) by financing activities	15,678	(13,958)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,326	1,779
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,286	14,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,612	$16,294
Supplemental Disclosures:
Non-Cash Transactions:
Debt assumed for acquisition	$58,867	$—
Conversion of common units to common stock	$1,218	$712
Conversion of Series B Preferred Stock to Common Stock	$2	$—
Conversion of senior convertible debt into common stock	$—	$31
Issuance of Common Stock for acquisition	$1,130	$—
Accretion of preferred stock discounts	$340	$400
Other Cash Transactions:
Cash paid for taxes	$39	$122
Cash paid for interest	$8,469	$6,838
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building, six undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and six months ended June 30, 2018 and 2017.

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs and tenant security deposits.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2018 and December 31, 2017, the Company’s allowance for uncollectible accounts totaled $795 thousand and $705 thousand, respectively. During the three and six months ended June 30, 2018, the Company recorded bad debt expenses in the amount of $165 thousand and $263 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2017, the Company recorded bad debt expenses in the amount of $168 thousand and $420 thousand, respectively. During the three and six months ended June 30, 2018 and 2017, the Company did not realize any recoveries related to tenant receivables previously written off.

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

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. To test for impairment, the Company first assesses qualitative factors, such as current macroeconomic conditions and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company proceeds with the two-step approach to evaluating impairment. First, the Company estimates the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the carrying value exceeds fair value, the Company proceeds with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company would recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value. As of June 30, 2018 and December 31, 2017, no adjustments were made to goodwill.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Leases in place, net	$26,933	$25,118
Tenant relationships, net	4,959	6,804
Ground lease sandwich interest	2,625	—
Lease origination costs, net	1,085	1,077
Other	768	810
Deposits	126	547
Legal and marketing costs, net	68	76
Total Deferred Costs and Other Assets, net	$36,564	$34,432
Amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense. As of June 30, 2018 and December 31, 2017, the Company’s intangible accumulated amortization totaled $46.06 million and $41.83 million, respectively. During the three and six months ended June 30, 2018, the Company’s intangible amortization expense totaled $4.09 million and $8.40 million, respectively. During the three and six months ended June 30, 2017, the Company’s intangible amortization expense totaled $3.68 million and $7.40 million, respectively. As of June 30, 2018, the Company's annual amortization for its lease origination costs, leases in place, legal and marketing costs tenant relationships, and ground lease sandwich interests is as follows (in thousands):

	Leases In Place, net	Tenant Relationships, net	Legal & Marketing Costs, net	Ground Lease Sandwich Interest	Lease Origination Costs, net	Total
For the remaining six months ended December 31, 2018	$4,336	$1,157	$9	$136	$127	$5,765
December 31, 2019	6,635	1,581	14	274	202	8,706
December 31, 2020	4,735	874	11	274	159	6,053
December 31, 2021	2,964	458	9	274	145	3,850
December 31, 2022	2,277	364	6	274	103	3,024
December 31, 2023	1,762	235	6	274	83	2,360
Thereafter	4,224	290	13	1,119	266	5,912
	$26,933	$4,959	$68	$2,625	$1,085	$35,670
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
As detailed in “Recent Accounting Pronouncements,” the Company adopted Topic 606, Revenue from Contracts with Customers on January 1, 2018 with the cumulative effect of initially applying the standard recognized on this date. As a result, the Company has changed its accounting policies for revenue recognized on non-real estate lease contracts. As of adoption, non-lease revenue streams are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Lease Contract Revenue
The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2018 and December 31, 2017, there were $2.73 million and $2.34 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements.
The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and six months ended June 30, 2018 and 2017.
The Company recognizes lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.
Termination fees for the six months ended June 30, 2018 are a result of the lease termination fees on Southeastern Grocers' recaptures in the first quarter of 2018 and the early termination of the Berkley Shopping Center Farm Fresh for the three months ended June 30, 2018.
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

The below table disaggregates the Company’s revenue by type of service for the three and six months ended June 30, 2018 and 2017 (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Minimum rent	$12,873	$10,979	$25,483	$22,021
Tenant reimbursements	2,965	2,736	6,187	5,416
Lease termination fees	1,038	21	1,284	21
Percentage rent	38	48	125	135
Asset management fees	47	500	95	662
Commissions	36	194	50	309
Development income	—	163	—	299
Other	109	78	196	178
Total	$17,106	$14,719	$33,420	$29,041

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $18 thousand and $15 thousand, respectively, for federal and state income taxes as of June 30, 2018 and December 31, 2017. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $115 thousand and $158 thousand for the three and six months ended June 30, 2018, respectively. The Company incurred advertising and promotion costs of $83 thousand and $143 thousand for the three and six months ended June 30, 2017, respectively.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Professional fees	$797	$315	$1,642	$952
Compensation and benefits	439	257	1,428	940
Corporate administration	321	94	657	351
Capital related costs	245	166	298	386
Acquisition and development costs	257	339	264	599
Taxes and Licenses	39	35	204	84
Advertising	115	83	158	143
Travel	55	28	125	94
Total Corporate General & Administrative	$2,268	$1,317	$4,776	$3,549
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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented.  The Company adopted this ASU as of January 1, 2018 and applied retrospectively. The adoption resulted in a reduction of $243 thousand in net cash from operating activities and reduction of $144 thousand in net cash from investing activities for the six months ended June 30, 2017 on the Condensed Consolidated Statements of Cash Flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805):  Clarifying the Definition of a Business.” The ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied prospectively. The adoption of this standard will most likely result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed. The Company adopted this ASU as of January 1, 2018. As a result of this adoption, the acquisition costs incurred in 2018 with the purchase of JANAF were capitalized as a cost of the asset.

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
3. Investment Properties
Investment properties consist of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Land and land improvements	$98,219	$91,108
Land held for improvement	2,305	2,305
Buildings and improvements	375,246	312,831
Investment properties at cost	475,770	406,244
Less accumulated depreciation	(34,692)	(31,045)
Investment properties, net	$441,078	$375,199
The Company’s depreciation expense on investment properties was $3.33 million and $6.50 million for the three and six months ended June 30, 2018, respectively. The Company’s depreciation expense on investment properties was $2.63 million and $5.31 million for the three and six months ended June 30, 2017, respectively.
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
Unaudited pro forma financial information in the aggregate is presented below for the acquisition of JANAF. The unaudited pro forma information presented below includes the effects of the JANAF acquisition as if it had been consummated as of the beginning of the prior fiscal year. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred and assumed. The unaudited pro forma financial information is presented for informational purposes only and may not be

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Investment Properties (continued)

indicative of the results of operations that would have been achieved if this acquisition had taken place in January 1, 2018 or 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands, unaudited)
Rental revenues	$12,522	$13,040	$25,529	$26,218
Net loss from continuing operations	$(2,519)	$(1,019)	$(4,393)	$(4,154)
Net loss attributable to Wheeler REIT	$(1,579)	$(1,011)	$(3,406)	$(2,560)
Net loss attributable to Wheeler REIT common shareholders	$(4,785)	$(4,251)	$(9,819)	$(9,029)
Basic loss per share	$(0.52)	$(0.48)	$(1.08)	$(1.05)
Diluted loss per share	$(0.52)	$(0.48)	$(1.08)	$(1.05)

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. As of December 31, 2017, the Company recognized a $5.26 million impairment charge on the notes receivable reducing the carrying value to $6.74 million as of June 30, 2018 and December 31, 2017. The Company placed the notes receivable on nonaccrual status and has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three months and six months ended June 30, 2018, respectively.
As of June 30, 2018, the Company believes the estimated fair market value of the development upon stabilization at a future date will provide for the cash required to repay the $6.74 million carrying value of the notes receivable due the Company in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. If the holder of the 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.
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
In February 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”) as part of the Company’s strategic initiative. Accordingly, the Land Parcels have been classified as held for sale.

On June 19, 2018, the Company completed its sale of the undeveloped land parcel at Laskin Road for a contract price of approximately $2.86 million, resulting in a gain of $903 thousand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Assets Held for Sale (continued)

In addition to the Land Parcels, in June 2018, the Company's management and Board of Directors committed to a plan to sell Monarch Bank Building, currently occupied by Chartway Federal Credit Union, and Shoppes at Eagle Harbor. Accordingly, these properties have been classified as held for sale.

As of June 30, 2018 and December 31, 2017, assets held for sale consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Investment properties, net	$12,694	$9,135
Rents and other tenant receivables, net	90	—
Deferred costs and other assets, net	55	—
Total assets held for sale	$12,839	$9,135
As of June 30, 2018 and December 31, 2017, liabilities associated with assets held for sale consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Loans payable	$5,162	$747
Accounts payable	153	45
Total liabilities associated with assets held for sale	$5,315	$792
The condensed consolidated statements of operations reflect reclassifications of revenues, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented for the Freestanding Properties. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The following is a summary of the income (loss) from discontinued operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(unaudited)
Revenues	$—	$—	$—	$26
Expenses	—	—	—	1
Operating income	—	—	—	25
Interest expense	—	—	—	9
Income from discontinued operations before gain on disposal of properties	—	—	—	16
Gain (Loss) on disposal of properties	903	(11)	903	1,502
Net Income (Loss) from discontinued operations	$903	$(11)	$903	$1,518

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2018	December 31, 2017
KeyBank Line of Credit	Interest only	Libor + 250 basis points	July 2018	$6,402	$15,532
First National Bank Line of Credit	$24,656	Libor + 350 basis points	October 2018	3,000	3,000
Lumber River	$10,723	Libor + 350 basis points	October 2018	1,471	1,500
Revere Loan	$100,000	9.00%	November 2018	3,358	6,808
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,369
Harbor Point	$11,024	5.85%	December 2018	(1)	(1)
Perimeter Square	Interest only	5.50%	December 2018	6,192	5,382
Riversedge North	$8,802	6.00%	January 2019	836	863
Monarch Bank Building	$7,340	4.85%	June 2019	(1)	1,266
DF I-Moyock	$10,665	5.00%	July 2019	(1)	(1)
Rivergate	$141,547	Libor + 295 basis points	December 2019	22,403	22,689
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2019	52,500	52,500
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	—	2,317
Folly Road	$32,827	4.00%	March 2020	6,145	6,181
Columbia Fire Station construction loan	Interest only	4.00%	May 2020	4,174	3,421
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,634	5,727
JANAF Bravo	Interest only	4.65%	January 2021	6,500	—
Walnut Hill Plaza	Interest only	5.50%	September 2022	3,903	3,903
Twin City Commons	$17,827	4.86%	January 2023	3,080	3,111
Shoppes at Eagle Harbor	$26,528	5.10%	March 2023	(1)	3,341
New Market	$48,747	5.65%	June 2023	7,000	—
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,740	—
JANAF	$333,159	4.49%	July 2023	53,048	—
Tampa Festival	$50,797	5.56%	September 2023	8,298	8,368
Forrest Gallery	$50,973	5.40%	September 2023	8,600	8,669
South Carolina Food Lions Note	$68,320	5.25%	January 2024	11,960	12,050
Cypress Shopping Center	$34,360	4.70%	July 2024	6,432	6,485
Port Crossing	$34,788	4.84%	August 2024	6,207	6,263
Freeway Junction	$41,798	4.60%	September 2024	7,929	7,994
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,520	3,553
Graystone Crossing	$20,386	4.55%	October 2024	3,896	3,928
Bryan Station	$23,489	4.52%	November 2024	4,510	4,547
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,117	—
Chesapeake Square	$23,857	4.70%	August 2026	4,468	4,507
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance (1)				371,449	313,031
Unamortized debt issuance cost				(5,527)	(5,656)
Total Loans Payable				$365,922	$307,375
(1) Excludes loans payable on assets held for sale, see Note 5.
(2) This loan is collateralized by LaGrange, Ridgeland and Georgetown.

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

The Company refinanced the New Market, Ridgeland and Georgetown collateralized portions of the Amended and Restated Credit Agreement resulting in a paydown of $9.13 million.

On August 7, 2018, the Company and KeyBank agreed to modify the existing Amended and Restated Credit Agreement effective July 1, 2018 which provided for an extension to August 23, 2018 by which the outstanding borrowings are to be reduced to $52.50 million, in addition to modifying certain covenants. The Company and KeyBank anticipate that a $2.89 million over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) will exist and agree that the Company shall have a period through October 31, 2018 to repay such Overadvance or otherwise properly balance the Borrowing Base Availability.

As of June 30, 2018, the Company has borrowed $58.90 million under the Amended and Restated Credit Agreement, which is collateralized by 13 properties. At June 30, 2018, the outstanding borrowings are accruing interest at 4.59%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of June 30, 2018. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately due and payable. As of June 30, 2018, the Company has not incurred an event of default under the Amended and Restated Credit Agreement.

First National Bank Line of Credit Renewal

On January 10, 2018, the Company extended the $3.00 million First National Bank line of credit ("First National Bank Line of Credit") to June 15, 2018 with interest only payments due monthly at a rate of Libor + 3.00% with a floor of 4.25%.

On June 15, 2018 the Company extended the $3.00 million First National Bank Line of Credit to October 10, 2018 with principal and interest payments due monthly at a rate of Libor + 3.50%.

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

Eagle Harbor Renewal

On March 11, 2018, the Company renewed the promissory note for $3.32 million on Eagle Harbor for five years. The loan matures in March 2023 with monthly principal and interest payments of $26,528. The loan bears interest at 5.10%.

Revere Loan Extension and Second Amendment

On May 3, 2018, the Company extended the $6.81 million Revere Loan to May 15, 2018.

On May 14, 2018, the Company entered into a Second Amendment to Loan Documents to the Revere Loan (the "Second Amendment"). The Second Amendment extends the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Loan is less than $3.50 million, at which time the monthly principal payments are reduced to $100 thousand. The Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%. As of July 15, 2018, the Company was in compliance with this loan balance stipulation. The Company paid down $500 thousand on the Revere Loan in conjunction with the Second Amendment.

On June 19, 2018, the Company paid down $2.60 million on the Revere Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road, as detailed in Note 5, and made a $150,000 principal payment on June 28, 2018 as part of the Deutsche Bank refinance, as discussed below. As of June 30, 2018, the balance of the Revere Loan was $3.36 million. Accordingly, at June 30, 2018, future monthly principal payments are reduced to $100 thousand and the interest rate remains at 9.00%.

New Market Refinance

On May 23, 2018, the Company executed a promissory note for $7.00 million for the refinancing of New Market at a rate of 5.65%. The loan matures in June 2023 with monthly principal and interest payments of $48,747.

Lumber River Renewal

On June 15, 2018, the Company extended the $1.48 million promissory note on Lumber River to October 10, 2018 with monthly principal and interest payments of $10,723 at a rate of Libor + 3.50%.

Deutsche Bank

On June 28, 2018, the Company executed a loan agreement for $5.74 million on Georgetown, Ridgeland and LaGrange Marketplace at a rate of 5.71%. The loan matures in July 2023 with monthly principal and interest payments of $33,340.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of June 30, 2018, the Company has received a waiver for the debt to tangible net worth ratio and debt service coverage ratio under the First National Bank Line of Credit. As of June 30, 2018, the Company believes it is in compliance with all other applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2018, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2018	$24,518
December 31, 2019	80,856
December 31, 2020	19,472
December 31, 2021	10,533
December 31, 2022	8,051
December 31, 2023	79,200
Thereafter	154,000
Total principal repayments and debt maturities	$376,630

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the six months ended December 31, 2018 of $24.52 million, which includes the $6.40 million maturity of the KeyBank line of credit. Management is in the process of refinancing properties off the KeyBank line of credit to reduce the line to under $52.50 million prior to August 23, 2018 in accordance with the Amended and Restated Credit Agreement. All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	intended sale of six undeveloped land parcels and sale of additional properties, if necessary.

Management is currently working with lenders to refinance the loans noted above. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2018 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2018	$24,525
December 31, 2019	46,159
December 31, 2020	38,266
December 31, 2021	29,618
December 31, 2022	23,307
December 31, 2023	17,378
Thereafter	49,099
Total minimum rents	$228,352

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity
Series A Preferred Stock

At June 30, 2018 and December 31, 2017, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At June 30, 2018 and December 31, 2017, the Company had 1,875,748 and 1,875,848 shares, respectively, and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

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

At June 30, 2018 and December 31, 2017, the Company had 3,600,636 and 2,237,000 shares of Series D Preferred issued and authorized with a $25.00 liquidation preference per share, or $90.02 million and $55.93 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

Accretion of Series D Preferred was $148 thousand and $296 thousand for the three and six months ended June 30, 2018, respectively.

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
As of June 30, 2018, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	June 30, 2018
	Outstanding shares	Potential Dilutive Shares

	(unaudited)
Common units	314,005	314,005
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541
Warrants to purchase Common Stock		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(unaudited)
Common unit and common shareholders	$—	$3,184	$—	$7,101
Preferred shareholders	3,206	2,494	6,413	4,977
Total	$3,206	$5,678	$6,413	$12,078

During the three months ended June 30, 2018, the Company declared quarterly dividends of $3.04 million to preferred shareholders of record as of June 30, 2018 to be paid on July 15, 2018. Accordingly, the Company has accrued $3.04 million as of June 30, 2018 for this dividend.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

During the six months ended June 30, 2018, the Company issued no shares to employees for services rendered to the Company under the 2015 Incentive Plan. As of June 30, 2018, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the six months ended June 30, 2018, the Company issued 127,313 shares to directors and employees for services rendered to the Company under the 2016 Incentive Plan. The market value of these shares at the time of issuance was approximately $728 thousand. As of June 30, 2018, there are 393,559 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Expiration Year
Amscot	$4	$4	$9	$9	2045
Beaver Ruin Village	12	12	23	23	2054
Beaver Ruin Village II	5	4	10	9	2056
Leased office space Charleston, SC	25	25	50	50	2019
Moncks Corner	31	31	61	61	2040
Devine Street	62	62	125	125	2035
JANAF	66	—	126	—	2069
Total Ground Leases	$205	$138	$404	$277

JANAF ground lease expense of $66 thousand and $126 thousand for the three and six months ended June 30, 2018, respectively, includes $29 thousand and $53 thousand, respectively, in percentage rent.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, as of June 30, 2018 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2018	$338
December 31, 2019	644
December 31, 2020	583
December 31, 2021	635
December 31, 2022	638
December 31, 2023	640
Thereafter	16,063
Total minimum lease payments	$19,541

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 20%, 75% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2018. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition to the above, the below legal proceedings are in process.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination.  The Company is vigorously defending the claims set forth in the lawsuit; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is in the process of responding to the lawsuit defending its position; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	June 30,
	2018	2017

	(unaudited)
Amounts paid to affiliates	$15	$17
Amounts received from affiliates	$92	$1,241

	June 30,	December 31,
	2018	2017
	(unaudited)
Notes receivable	$6,739	$6,739
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. At December 31, 2017, the Company recognized a $5.26 million impairment charge on the note receivable as discussed in greater detail in Note 4. The Company has placed the notes receivable on nonaccrual status and has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three and six months ended June 30, 2018, respectively. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.
The Company recovered $0 thousand and $77 thousand in amounts due from related parties for the three and six months ended June 30, 2018, respectively, which were previously reserved. The recovery is included in “provision for credit losses” on the condensed consolidated statements of operations. The total allowance on related party receivables at June 30, 2018 and December 31, 2017 is $3.13 million and $2.36 million, respectively. These amounts are included in "related party receivables, net" on the consolidated balance sheets on our 2017 Form 10-K.
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
Executive Overview
As of June 30, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building, six undeveloped properties, and one redevelopment project in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

Dispositions
On January 12, 2018, the Company completed the sale of the Chipotle ground lease at Conyers Crossing for a contract price of $1.27 million, resulting in a gain of $1.06 million with net proceeds of $1.16 million.
On June 19, 2018, the Company completed its sale of the undeveloped land parcel at Laskin Road for a contract price of approximately $2.86 million, resulting in a gain of $903 thousand.
Assets Held for Sale
In February 2018, the Company’s management and Board of Directors committed to a plan to sell the Land Parcels as part of the Company’s strategic initiative. The Laskin Road land parcel as noted above was sold in June 2018. The remaining six land parcels remain classified as held for sale.

In addition to the Land Parcels, in June 2018, the Company's management and Board of Directors committed to a plan to sell Monarch Bank Building, currently occupied by Chartway Federal Credit Union, and Shoppes at Eagle Harbor. Accordingly, these properties have been classified as held for sale.

Revere Loan and Second Amendment
On May 14, 2018, the Company entered into a Second Amendment to Loan Documents to the Revere Loan (the "Second Amendment"). The Second Amendment extends the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Loan is less than $3.50 million, at which time the monthly principal payments are reduced to $100 thousand. The Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%. As of July 15, 2018, the Company was in compliance with this loan balance stipulation. The Company paid down $500 thousand on the Revere Loan in conjunction with the Second Amendment.
On June 19, 2018, the Company paid down $2.60 million on the Revere Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road, as detailed in Note 5, and made a $150,000 principal payment on June 28, 2018 as part of the Deutsche Bank refinance, as discussed below. As of June 30, 2018, the balance of the Revere Loan was $3.36 million. Accordingly, at June 30, 2018, future monthly principal payments are reduced to $100 thousand and the interest rate remains at 9.00%.
KeyBank Credit Agreement

The Company refinanced the New Market, Ridgeland and Georgetown collateralized portions of the Amended and Restated Agreement resulting in a paydown of $9.13 million. As of June 30, 2018, the Company has borrowed $58.90 million under the Amended and Restated Credit Agreement, which is collateralized by 13 properties.

On August 7, 2018, the Company and KeyBank agreed to modify the existing Amended and Restated Credit Agreement effective July 1, 2018 which provided for an extension to August 23, 2018 by which the outstanding borrowings are to be reduced to $52.50 million, in addition to modifying certain covenants. The Company and KeyBank anticipate that a $2.89 million over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) will exist and agree that the Company shall have a period through October 31, 2018 to repay such Overadvance or otherwise properly balance the Borrowing Base Availability.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (2)	2018	2017 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	164,633	52,278	200,676	194,785
Leases renewed with rate decrease (sq feet)	—	39,638	42,080	72,252
Leases renewed with no rate change (sq feet)	4,250	16,827	80,567	20,827
Total leases renewed (sq feet)	168,883	108,743	323,323	287,864

Leases renewed with rate increase (count)	33	14	51	38
Leases renewed with rate decrease (count)	—	3	6	9
Leases renewed with no rate change (count)	3	6	5	9
Total leases renewed (count)	36	23	62	56

Option exercised (count)	10	10	17	22

Weighted average on rate increases (per sq foot)	$0.87	$1.26	$0.91	$0.90
Weighted average on rate decreases (per sq foot)	$—	$(1.09)	$(1.86)	$(0.97)
Weighted average rate (per sq foot)	$0.85	$1.55	$0.32	$1.14
Weighted average change over prior rates	9.17%	17.96%	3.58%	13.12%

New Leases(1):
New leases (sq feet)	130,840	33,792	202,916	88,071
New leases (count)	21	14	36	32
Weighted average rate (per sq foot)	$8.46	$13.61	$8.36	$12.90

Gross Leasable Area ("GLA") expiring during the next 6 months	2.50%	3.21%	2.50%	3.21%

(1)	Lease data presented for the three and six months ended June 30, 2018 and 2017 is based on average rate per square foot over the renewed or new lease term.

(2)	2017 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2018 presentation.

Anchor Lease Modifications and Early Terminations
During the six months ended June 30, 2018, the Company modified thirteen leases with Southeastern Grocers anchor tenants and recaptured four locations. These modifications include a combination of term adjustments, rent adjustments (decreases and increases), deferred landlord contributions for remodels, and adjusted lease language. The Company elected to recapture Ladson Crossing, St. Matthews, South Park, and Tampa Festival in the second quarter of 2018. The Cypress Shopping Center lease expired on March 31, 2018. As part of the negotiated recaptures the Company received $246 thousand in termination fees during the six months ended June 30, 2018. The remaining thirteen lease modifications were approved by the Southeastern Grocer's bankruptcy court in the second quarter of 2018. The initial annualized base rent impact of these modifications and recaptures, including the Cypress lease expiration, is approximately $2.50 million. Two of these locations have been backfilled with rents commencing in the third quarter of 2018.

As of June 30, 2018, the Berkley Shopping Center Farm Fresh lease was terminated. The Company received $980 thousand in early lease termination fees as a result of the early termination.

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2018	2017	2018	2017	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	65	64	65	64	1	1.56%	1	1.56%
Aggregate gross leasable area at period end (1)	5,743,394	4,902,381	5,743,394	4,902,381	841,013	17.16%	841,013	17.16%
Ending occupancy rate at period end (1)	89.3%	93.7%	89.3%	93.7%	(4.4)%	(4.74)%	(4.4)%	(4.70)%
FINANCIAL DATA:
Rental revenues	$12,911	$11,027	$25,608	$22,156	$1,884	17.09%	$3,452	15.58%
Asset management fees	47	500	95	662	(453)	(90.60)%	(567)	(85.65)%
Commissions	36	194	50	309	(158)	(81.44)%	(259)	(83.82)%
Tenant reimbursements	2,965	2,736	6,187	5,416	229	8.37%	771	14.24%
Development income	—	163	—	299	(163)	(100.00)%	(299)	(100.00)%
Other revenues	1,147	99	1,480	199	1,048	1,058.59%	1,281	643.72%
Total Revenue	17,106	14,719	33,420	29,041	2,387	16.22%	4,379	15.08%
EXPENSES:
Property operations	4,518	3,747	9,117	7,741	771	20.58%	1,376	17.78%
Non-REIT management and leasing services	—	636	36	907	(636)	(100.00)%	(871)	(96.03)%
Depreciation and amortization	7,422	6,309	14,898	12,709	1,113	17.64%	2,189	17.22%
Provision for credit losses	165	168	186	420	(3)	(1.79)%	(234)	(55.71)%
Corporate general & administrative	2,268	1,317	4,776	3,549	951	72.21%	1,227	34.57%
Total Operating Expenses	14,373	12,177	29,013	25,326	2,196	18.03%	3,687	14.56%
Gain on disposal of properties	—	1,022	1,055	1,022	(1,022)	(100.00)%	33	3.23%
Operating Income	2,733	3,564	5,462	4,737	(831)	(23.32)%	725	15.31%
Interest income	1	360	2	716	(359)	(99.72)%	(714)	(99.72)%
Interest expense	(5,180)	(4,570)	(9,757)	(8,747)	(610)	(13.35)%	(1,010)	(11.55)%
Net Loss from Continuing Operations Before Income Taxes	(2,446)	(646)	(4,293)	(3,294)	(1,800)	(278.64)%	(999)	(30.33)%
Income tax expense	(17)	(69)	(42)	(110)	52	75.36%	68	61.82%
Net Loss from Continuing Operations	(2,463)	(715)	(4,335)	(3,404)	(1,748)	(244.48)%	(931)	(27.35)%
Discontinued Operations
Income from discontinued operations	—	—	—	16	—	—%	(16)	(100.00)%
Gain (loss) on disposal of properties	903	(11)	903	1,502	914	8,309.09%	(599)	(39.88)%
Net Income (Loss) from Discontinued Operations	903	(11)	903	1,518	914	8,309.09%	(615)	(40.51)%
Net Loss	(1,560)	(726)	(3,432)	(1,886)	(834)	(114.88)%	(1,546)	(81.97)%
Net loss attributable to noncontrolling interests	(35)	(13)	(82)	(54)	(22)	(169.23)%	(28)	(51.85)%
Net Loss Attributable to Wheeler REIT	$(1,525)	$(713)	$(3,350)	$(1,832)	$(812)	(113.88)%	$(1,518)	(82.86)%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters, and the redevelopment property. Includes assets held for sale.

Total Revenue

Total revenue was $17.11 million and $33.42 million for the three and six months ended June 30, 2018, respectively, compared to $14.72 million and $29.04 million for the three and six months ended June 30, 2017, respectively, representing increases of $2.39 million and $4.38 million, respectively. The combined increases in rental revenues and tenant reimbursements of $2.11 million and $4.22 million are attributable to a partial period of operations reported for the JANAF acquisition. The increases of $1.05 million and $1.28 million in other revenues are a result of early lease termination fees associated with Berkley

Center Shopping Center Farm Fresh and the Southeastern Grocers' store recaptures. These increases are offset by decreases in commissions, development income and asset management fees of $774 thousand and $1.13 million, which resulted from terminating certain contracts to provide these services to related party properties in February 2018.

Total Operating Expenses

Total operating expenses for the three and six months ended June 30, 2018 were $14.37 million and $29.01 million, respectively, representing an increase of $2.20 million and $3.69 million over the three and six months ended June 30, 2017, respectively. Overall respective increases of $1.11 million and $2.19 million were noted in depreciation and amortization in addition to $771 thousand and $1.38 million in property operations primarily resulting from the additional expenses associated with the JANAF acquisition. These amounts were offset by respective decreases of $636 thousand and $871 thousand in non-REIT management and leasing services resulting from the decline in non-REIT properties the Company manages. The provision for credit losses decreased $3 thousand and $234 thousand for the three and six months ended June 30, 2018, respectively.

Corporate general and administrative expenses for the three and six months ended June 30, 2018 increased $951 thousand and $1.23 million, respectively, as a result of the following:

•	$482 thousand and $690 thousand, respectively, increase in professional fees associated with hiring of KeyBanc Advisors and increased audit and legal costs;

•
$182 thousand and $488 thousand, respectively, increase in compensation and benefits primarily driven by share based compensation for employees and directors, severance and reallocation of salary costs associated with acquisition personnel;

•
$79 thousand increase for the three months ended June 30, 2018 as a result of an increase in capital related activities due to costs incurred on refinancing of properties which the Company opted to stop pursuing and an $88 thousand decrease for the six months ended as a result of higher costs in 2017 related to the reverse stock split; and

•
$82 thousand and $335 thousand, respectively, decrease in acquisition and development costs as a result of costs associated with the development of an outparcel at Folly Road which the Company is no longer pursuing in addition to the Company no longer acquiring properties at this time.

Interest Income

Interest income was $1 thousand and $2 thousand for the three and six months ended June 30, 2018, respectively, as compared to $360 thousand and $716 thousand for the three and six months ended June 30, 2017, respectively. The decreases are primarily attributable to the Company placing the notes receivable on non-accrual status and not recognizing $359 thousand and $714 thousand in interest income for the three and six months ended June 30, 2018, respectively, due to note impairment.

Interest Expense

Interest expense increased $610 thousand and $1.01 million for the three and six months ended June 30, 2018, respectively, compared to $4.57 million and $8.75 million for the three and six months ended June 30, 2017, respectively. The increase is primarily attributable to the incremental debt service associated with the additional borrowings utilized to acquire JANAF and increases in Libor on variable rate debt.

Discontinued Operations

Net income from discontinued operations totaled $903 thousand for the three and six months ended June 30, 2018 compared to a net loss and net income $11 thousand and $1.52 million for the three and six months ended June 30, 2017, respectively. The income for 2018 is a result of the gain on the sale of the Laskin Road land parcel compared to the income for 2017 from the sale of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre.

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

Same store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015, sold February 28, 2017)

•	Laskin Road land parcel (acquired January 9, 2015, sold June 19, 2018)

	Three Months Ended June 30,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017

	(in thousands)
Net Loss	$(1,486)	$(726)	$(74)	$—	$(1,560)	$(726)
Adjustments:
Net (Income) Loss from Discontinued Operations	(903)	11	—	—	(903)	11
Income tax expense	17	69	—	—	17	69
Interest expense	4,432	4,570	748	—	5,180	4,570
Interest income	(1)	(360)	—	—	(1)	(360)
Gain on disposal of properties	—	(1,022)	—	—	—	(1,022)
Corporate general & administrative	2,223	1,317	45	—	2,268	1,317
Provision for credit losses - non-tenant	—	—	—	—	—	—
Depreciation and amortization	6,104	6,309	1,318	—	7,422	6,309
Non-REIT management and leasing services	—	636	—	—	—	636
Development income	—	(163)	—	—	—	(163)
Asset management and commission revenues	(83)	(694)	—	—	(83)	(694)
Property Net Operating Income	$10,303	$9,947	$2,037	$—	$12,340	$9,947

Property revenues	$14,198	$13,862	$2,825	$—	$17,023	$13,862
Property expenses	3,791	3,747	727	—	4,518	3,747
Provision for credit losses - tenant	104	168	61	—	165	168
Property Net Operating Income	$10,303	$9,947	$2,037	$—	$12,340	$9,947

	Six Months Ended June 30,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017

	(in thousands)
Net Loss	$(3,418)	$(1,886)	$(14)	$—	$(3,432)	$(1,886)
Adjustments:
Net Income from Discontinued Operations	(903)	(1,518)	—	—	(903)	(1,518)
Income tax expense	42	110	—	—	42	110
Interest expense	8,406	8,747	1,351	—	9,757	8,747
Interest income	(2)	(716)	—	—	(2)	(716)
Gain on disposal of properties	(1,055)	(1,022)	—	—	(1,055)	(1,022)
Corporate general & administrative	4,722	3,549	54	—	4,776	3,549
Provision for credit losses - non-tenant	(77)	—	—	—	(77)	—
Depreciation and amortization	12,599	12,709	2,299	—	14,898	12,709
Non-REIT management and leasing services	36	907	—	—	36	907
Development income	—	(299)	—	—	—	(299)
Asset management and commission revenues	(145)	(971)	—	—	(145)	(971)
Property Net Operating Income	$20,205	$19,610	$3,690	$—	$23,895	$19,610

Property revenues	$28,168	$27,771	$5,107	$—	$33,275	$27,771
Property expenses	7,761	7,741	1,356	—	9,117	7,741
Provision for credit losses - tenant	202	420	61	—	263	420
Property Net Operating Income	$20,205	$19,610	$3,690	$—	$23,895	$19,610

Property Revenues

Total same store property revenues for the three and six months months ended June 30, 2018 were relatively flat at $14.20 million and $28.17 million, respectively, compared to $13.86 million and $27.77 million for the three and six months ended June 30, 2017, respectively. Absent the $980 thousand termination fee for the Farm Fresh Shopping Center at Berkley Shopping Center, property revenues decreased $644 and $583 thousand for the three and six months ended June 30, 2018, respectively, which is primarily a result of SEG recaptures and rent modifications accompanied by expiring anchor leases at South Lake and Fort Howard.

The three months and six ended June 30, 2018 represents a full and partial period, respectively, of activity for JANAF shopping center. This property (new stores) contributed $2.83 million and $5.11 million in revenues for the three and six months ended June 30, 2018, respectively, compared to no revenue for the three and six months ended June 30, 2017.

Property Expenses

Total same store property expenses for the three and six months ended June 30, 2018 were relatively flat at $3.79 million and $7.76 million, respectively, compared to $3.75 million and $7.74 million for the three months and six ended June 30, 2017, respectively. Total property expenses increased primarily due to new store increases of $727 thousand and $1.36 million, respectively.

There were no significant unusual or non-recurring items included in new store property expenses for the three and six months ended June 30, 2018.

Property Net Operating Income

Total property net operating income was $12.34 million and $23.90 million for the three and six months ended June 30, 2018, respectively, compared to $9.95 million and $19.61 million for the three and six months ended June 30, 2017, respectively, representing an increase of $2.39 million and $4.29 million, respectively, over 2017. New stores accounted for the majority of this increase by generating $2.04 million and $3.69 million in property net operating income for the three and six months ended June 30, 2018, respectively, compared to no property net operating income for the three and six months June 30, 2017.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	Same Store		New Store		Total		Period Over Period Changes
	2018	2017	2018	2017	2018	2017	$	%

				(in thousands, unaudited)
Net Loss	$(1,486)	$(726)	$(74)	$—	$(1,560)	$(726)	$(834)	(114.88)%
Depreciation and amortization of real estate assets	6,104	6,309	1,318	—	7,422	6,309	1,113	17.64%
Gain on disposal of properties	—	(1,022)	—	—	—	(1,022)	1,022	100.00%
(Gain) Loss on disposal of properties-discontinued operations	(903)	11	—	—	(903)	11	(914)	(8,309.09)%
FFO	$3,715	$4,572	$1,244	$—	$4,959	$4,572	$387	8.46%

	Six Months Ended June 30,
	Same Store		New Store		Total		Period Over Period Changes
	2018	2017	2018	2017	2018	2017	$	%

				(in thousands, unaudited)
Net Loss	$(3,418)	$(1,886)	$(14)	$—	$(3,432)	$(1,886)	$(1,546)	(81.97)%
Depreciation and amortization of real estate assets	12,599	12,709	2,299	—	14,898	12,709	2,189	17.22%
Gain on disposal of properties	(1,055)	(1,022)	—	—	(1,055)	(1,022)	(33)	(3.23)%
Gain on disposal of properties-discontinued operations	(903)	(1,502)	—	—	(903)	(1,502)	599	39.88%
FFO	$7,223	$8,299	$2,285	$—	$9,508	$8,299	$1,209	14.57%

During the three and six month periods ended June 30, 2018, same store FFO decreased $857 thousand and $1.08 million, respectively, primarily due to the following:

•	$359 thousand and $714 thousand, respectively, decrease in interest income as notes receivable are on a non-accrual basis;

•
$138 thousand and $218 thousand, respectively, decrease in development, asset management and commission revenues, net of savings on related non-REIT management and leasing services as a result of termination of related party agreements to perform services;

•	$906 thousand and $1.17 million, respectively, increase in corporate general and administrative expenses;

•	Offset by increases in property net operating income of $356 thousand and $595 thousand, respectively; and

•	$138 thousand and $341 thousand, respectively, decrease in interest expense as a result of reduced loan costs amortization.

Total FFO increased $387 thousand and $1.21 million for the three and six month period ended June 30, 2018, respectively, compared to the same period in 2017, primarily due to incremental new store FFO of $1.24 million and $2.29 million, respectively, attributable to the JANAF acquisition.
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
Total AFFO for the three and six month periods ended June 30, 2018 and 2017, respectively, is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(in thousands)
FFO	$4,959	$4,572	$9,508	$8,299
Preferred stock dividends	(3,206)	(2,494)	(6,413)	(4,977)
Preferred stock accretion adjustments	170	205	340	400
FFO available to common shareholders and common unitholders	1,923	2,283	3,435	3,722
Acquisition and development costs	257	339	264	599
Capital related costs	245	166	298	386
Other non-recurring and non-cash expenses	—	23	103	130
Share-based compensation	67	224	486	601
Straight-line rent	(400)	(219)	(600)	(404)
Loan cost amortization	678	1,064	1,057	1,827
Accrued interest income	—	(120)	—	(238)
(Below) above market lease amortization	(86)	190	(108)	383
Recurring capital expenditures and tenant improvement reserves	(284)	(245)	(574)	(451)
AFFO	$2,400	$3,705	$4,361	$6,555
Acquisition and development costs at June 30, 2018 are related to the write-off of costs associated with the construction contract at Folly Road as the Company has determined it is no longer pursuing the development of an outparcel. Acquisition expenses at June 30, 2017 were primarily related to compensation paid to personnel working directly on acquisitions related activities and other costs associated with due diligence of potential acquisitions currently in our pipeline. In 2018, the Company adopted ASU 2017-01 and external acquisition costs are now capitalized as part of the acquisition. The Company has ceased acquisition activities since acquiring JANAF. Thus, internal salaries previously related to acquisitions have been reallocated to compensation and benefits and not represented in acquisition costs.

Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future. Accrued interest income represents interest income on notes receivable due at maturity for the three and six months ended June 30, 2017 which have been fully reserved as of June 30, 2018.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources
At June 30, 2018, our consolidated cash, cash equivalents and restricted cash totaled $18.61 million compared to consolidated cash, cash equivalents and restricted cash of $12.29 million at December 31, 2017. Cash flows from operating activities, investing activities and financing activities for the six month period ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2018	2017	$	%

		(in thousands, unaudited)
Operating activities	$12,629	$13,629	$(1,000)	(7.34)%
Investing activities	$(21,981)	$2,108	$(24,089)	(1,142.74)%
Financing activities	$15,678	$(13,958)	$29,636	212.32%
Operating Activities
During the six months ended June 30, 2018, our cash flows from operating activities were $12.63 million, compared to cash flows from operating activities of $13.63 million during the six months ended June 30, 2017, representing a decrease of $1 million, a result of $1.00 million change in operating cash for payment of accounts payable, accrued expenses and other liabilities.
Investing Activities
During the six months ended June 30, 2018, our cash flows used in investing activities were $21.98 million, compared to cash flows provided by investing activities of $2.11 million during the six months ended June 30, 2017, representing an increase in cash used of $24.09 million due to the following:

•	$23.15 million increase in cash outflows used for the acquisition of JANAF;

•
$380 thousand decrease in cash received as a result of the 2018 sales of Chipotle ground lease at Conyers Crossing and undeveloped land parcel at Laskin Road compared to the 2017 sales of a land parcel at Carolina Place, the Steak n' Shake outparcel at Rivergate and the sale of the Ruby Tuesdays/Outback at Pierpont Shopping Center; and

•	$556 thousand increase in cash outflows on capital expenditures primarily a result of the redevelopment at Columbia Fire House, and tenant improvements at Perimeter Centre and Myrtle Park.

Financing Activities

During the six months ended June 30, 2018, our cash flows provided by financing activities were $15.68 million, compared to $13.96 million of cash flows used in financing activities during the six months ended June 30, 2017, representing an increase of $29.64 million due to the following:

•	$21.18 million increase in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$8.83 million increase in loan proceeds due to the JANAF Bravo Loan, Columbia Fire House Construction Loan advances and refinances of New Market, LaGrange, Ridgeland and Georgetown offset by prior year refinances and construction advances;

•	$2.95 million increase in loan principal payments primarily a result of the pay-down of the Revere Loan from the Laskin Road proceeds;

•	$1.68 million decrease in cash flows used in discontinued operations the 2017 paydown of debt related to the sale of Ruby Tuesdays/Outback at Pierpont Shopping Center; and

•
$1.27 million decrease in cash outflows for dividends and distributions primarily as a result of suspending Common Stock dividend distributions in 2018 resulting in a decrease of $2.02 million offset by an increase of $746 thousand in Series D Preferred distributions.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of June 30, 2018 and December 31, 2017, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
	(unaudited)
Fixed-rate notes	$285,674	$215,493
Adjustable-rate mortgages	26,874	29,506
Fixed-rate notes, assets held for sale	5,180	747
Floating-rate line of credit	58,902	68,032
Total debt	$376,630	$313,778

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.75% and 5.64 years, respectively, at June 30, 2018. We have $24.52 million of debt maturing, including scheduled principal repayments, during the six months ending December 31, 2018. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at June 30, 2018 are $24.52 million in debt maturities and principal payments due for the remaining six months ended December 31, 2018 including debt service payments, Series B and Series D Preferred Stock dividends (approximately $12.1 million annualized), and margin covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 6. Included in the $24.52 million of debt maturities and principal payments is the $6.40 million maturity of the KeyBank Line of Credit. Management is in the process of refinancing properties off the KeyBank Line of Credit to reduce the line to under $52.50 million prior to August 23, 2018 in accordance with the Amended and Restated Credit Agreement. Management is in the process of paying down the $3.36 million Revere Loan through monthly principal payments and property sales. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Management is currently working with lenders to refinance these loans. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

In addition to refinancing of debt, the Company is in the process of marketing for sale the Land Parcels, Shoppes at Eagle Harbor and the Monarch Bank Building. The proceeds can be used to pay debt. As part of an overall cost reduction strategy, the Company plans to close the Charleston office, a savings of $100 thousand annually. The Company continues to work to increase cash flows from properties through increasing occupancy by reducing tenant turnover, obtaining rental rate increases on new leases and monitoring operating expenses.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2018. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is Libor. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.
At June 30, 2018, approximately $290.85 million, or 77.23%, of our debt had fixed interest rates and approximately $85.78 million, or 22.77%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $858 thousand per year. At June 30, 2018, Libor was approximately 210 basis points. Assuming no increase in the level of our variable rate debt, if Libor was reduced to zero basis points, our cash flow would increase by approximately $1.80 million per year.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2018 (the end of the period covered by this Form 10-Q).
Changes in Internal Control Over Financial Reporting
None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is in the process of responding to the lawsuit defending its position; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

In addition to the above, we are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on our financial position, results of operation or liquidity.

Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (14)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (16)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (23)

4.1	Form of Certificate of Common Stock of Registrant (17)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (14)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (10)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (11)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (11)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (11)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (11)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (11)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (11)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (15)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (14)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (16)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (13)

10.8	Employment Agreement with David Kelly (21)

10.9	Employment Agreement with Matthew Reddy (21)

10.10	Employment Agreement with M. Andrew Franklin (21)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.13	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.14	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.15	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (10)

10.16	First Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated August 25, 2017. (24)

10.17	Second Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 14, 2018. (24)

10.18	Tax Protection Agreement dated February 8, 2017 (12)

10.19	Amended and Restated Credit Agreement dated December 21, 2017. (18)

10.20	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (25)

10.21	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (26)

10.22	Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC. (19)

10.23	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016. (19)

10.24	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017. (19)

10.25	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017. (19)

10.26	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017. (19)

10.27	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017. (19)

10.28	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017. (19)

10.29	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017. (19)

10.30	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017. (19)

10.31	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017. (19)

10.32	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017. (19)

10.33	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017. (19)

10.34	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017. (19)

10.35	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017. (19)

10.36	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017. (19)

10.37	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (22)

10.38	JANAF Loan Agreement dated June 5, 2013. (20)

10.39	Borrower's Certification Regarding Loan Extension and Guarantor's Reaffirmation of Obligation as Lender Guaranty by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 3, 2018. (24)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (27)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (27)

101.INS XBRL	Instance Document (27)

101.SCH	XBRL Taxonomy Extension Schema Document (27)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (27)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (27)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (27)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (27)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 9, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on March 7, 2018 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 17, 2018 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(26)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(27)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	August 8, 2018