Form 10-Q
period 2018-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2018-11-07
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 7, 2018, there were 9,453,250 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS:
Investment properties, net	$426,972	$375,199
Cash and cash equivalents	3,638	3,677
Restricted cash	16,708	8,609
Rents and other tenant receivables, net	4,675	5,619
Notes receivable, net	6,739	6,739
Goodwill	5,486	5,486
Assets held for sale	22,111	9,135
Above market lease intangible, net	7,945	8,778
Deferred costs and other assets, net	32,814	34,432
Total Assets	$527,088	$457,674
LIABILITIES:
Loans payable, net	$354,093	$307,375
Liabilities associated with assets held for sale	12,423	792
Below market lease intangible, net	10,948	9,616
Accounts payable, accrued expenses and other liabilities	12,707	10,579
Dividends payable	3,037	5,480
Total Liabilities	393,208	333,842
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 and 2,237,000 shares issued and outstanding; $90.02 million and $55.93 million aggregate liquidation preference, respectively)	74,838	53,236

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 and 1,875,848 shares issued and outstanding, respectively; $46.90 million aggregate liquidation preference)	40,978	40,915
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,401,936 and 8,744,189 shares issued and outstanding, respectively)	94	87
Additional paid-in capital	233,001	226,978
Accumulated deficit	(218,498)	(204,925)
Total Shareholders’ Equity	56,028	63,508
Noncontrolling interests	3,014	7,088
Total Equity	59,042	70,596
Total Liabilities and Equity	$527,088	$457,674
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE:
Rental revenues	$12,755	$11,109	$38,363	$33,265
Asset management fees	48	145	143	807
Commissions	52	449	102	758
Tenant reimbursements	3,150	2,711	9,337	8,127
Development and other revenues	217	784	1,697	1,282
Total Revenue	16,222	15,198	49,642	44,239
OPERATING EXPENSES:
Property operations	4,687	3,726	13,804	11,467
Non-REIT management and leasing services	23	618	59	1,525
Depreciation and amortization	6,045	7,746	20,943	20,455
Provision for credit losses	149	23	335	443
Corporate general & administrative	1,703	1,306	6,479	4,855
Other operating expenses	250	—	250	—
Total Operating Expenses	12,857	13,419	41,870	38,745
Gain (loss) on disposal of properties	1,257	(1)	2,312	1,021
Operating Income	4,622	1,778	10,084	6,515
Interest income	1	364	3	1,080
Interest expense	(5,183)	(4,250)	(14,940)	(12,997)
Net Loss from Continuing Operations Before Income Taxes	(560)	(2,108)	(4,853)	(5,402)
Income tax expense	(30)	(65)	(72)	(175)
Net Loss from Continuing Operations	(590)	(2,173)	(4,925)	(5,577)
Discontinued Operations
Income from discontinued operations	—	—	—	16
Gain on disposal of properties	—	—	903	1,502
Net Income from Discontinued Operations	—	—	903	1,518
Net Loss	(590)	(2,173)	(4,022)	(4,059)
Less: Net income (loss) attributable to noncontrolling interests	12	(111)	(70)	(165)
Net Loss Attributable to Wheeler REIT	(602)	(2,062)	(3,952)	(3,894)
Preferred stock dividends	(3,208)	(2,496)	(9,621)	(7,473)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,810)	$(4,558)	$(13,573)	$(11,367)

Loss per share from continuing operations (basic and diluted)	$(0.41)	$(0.52)	$(1.58)	$(1.48)
Income per share from discontinued operations	—	—	0.10	0.16
Total loss per share	$(0.41)	$(0.52)	$(1.48)	$(1.32)
Weighted-average number of shares:
Basic and Diluted	9,385,666	8,692,543	9,179,366	8,625,523
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statement of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	65	—	—	—	—	65	—	—	65
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	339,468	3	1,295	—	1,298	(339,468)	(1,298)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	168,217	2	892	—	894	—	—	894
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,706	—	2,706	—	(2,706)	—
Dividends and distributions	—	—	—	—	—	—	—	(9,621)	(9,621)	—	—	(9,621)
Net Loss	—	—	—	—	—	—	—	(3,952)	(3,952)	—	(70)	(4,022)
Balance, September 30, 2018 (Unaudited)	562	$453	1,875,748	$40,978	9,401,936	$94	$233,001	$(218,498)	$56,028	295,550	$3,014	$59,042
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,022)	$(4,059)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities
Depreciation	9,553	7,958
Amortization	11,390	12,497
Loan cost amortization	1,682	2,509
Above (below) market lease amortization, net	(421)	448
Share-based compensation	727	735
Gain on disposal of properties	(2,312)	(1,021)
Gain on disposal of properties-discontinued operations	(903)	(1,502)
Provision for credit losses	335	443
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	919	(612)
Unbilled rent	(1,037)	(955)
Related party receivables	78	(866)
Deferred costs and other assets, net	71	(606)
Accounts payable, accrued expenses and other liabilities	2,487	3,819
Net operating cash flows provided by discontinued operations	(7)	32
Net cash provided by operating activities	18,540	18,820
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(23,153)	—
Capital expenditures	(3,841)	(4,262)
Cash received from disposal of properties	3,231	2,416
Cash received from disposal of properties-discontinued operations	2,747	1,871
Net investing cash used in discontinued operations	(5)	—
Net cash (used in) provided by investing activities	(21,021)	25
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,192)	(646)
Dividends and distributions paid	(11,554)	(15,264)
Proceeds from sales of Preferred Stock, net of expenses	21,158	78
Loan proceeds	28,487	17,170
Loan principal payments	(26,192)	(17,566)
Net financing cash flows used in discontinued operations	(166)	(1,844)
Net cash provided by (used in) financing activities	10,541	(18,072)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,060	773
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	12,286	14,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$20,346	$15,288
Supplemental Disclosures:
Non-Cash Transactions:
Debt assumed for acquisition	$58,867	$—
Conversion of common units to common stock	$1,298	$1,296
Conversion of Series B Preferred Stock to Common Stock	$2	$—
Conversion of senior convertible debt into common stock	$—	$31
Issuance of Common Stock for acquisition	$1,130	$—
Accretion of preferred stock discounts	$509	$605
Other Cash Transactions:
Cash paid for taxes	$39	$220
Cash paid for interest	$13,084	$10,404
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2017 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2017 Annual Report filed on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”).

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three and nine months ended September 30, 2018 and 2017.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2018 and December 31, 2017, the Company’s allowance for uncollectible accounts totaled $959 thousand and $705 thousand, respectively. During the three and nine months ended September 30, 2018, the Company recorded bad debt expenses in the amount of $149 thousand and $412 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2017, the Company recorded bad debt expenses in the amount of $23 thousand and $443 thousand, respectively. During the three and nine months ended September 30, 2018 and 2017, the Company did not realize any recoveries related to tenant receivables previously written off.

Notes Receivable

Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 for development of the project. The notes are secured by the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. To test for impairment, the Company first assesses qualitative factors, such as current macroeconomic conditions and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company proceeds with the two-step approach to evaluating impairment. First, the Company estimates the fair value of the reporting unit and compares it to the reporting unit’s carrying value. If the carrying value exceeds fair value, the Company proceeds with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. The Company would recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value. As of September 30, 2018 and December 31, 2017, no adjustments were made to goodwill.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Details of these deferred costs, net of amortization, and other assets are as follows (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Leases in place, net	$24,032	$25,118
Tenant relationships, net	4,328	6,804
Ground lease sandwich interest, net	2,557	—
Lease origination costs, net	1,180	1,077
Other	657	810
Deposits	—	547
Legal and marketing costs, net	60	76
Total Deferred Costs and Other Assets, net	$32,814	$34,432
Amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense. As of September 30, 2018 and December 31, 2017, the Company’s intangible accumulated amortization totaled $47.48 million and $41.83 million, respectively. During the three and nine months ended September 30, 2018, the Company’s intangible amortization expense totaled $2.99 million and $11.39 million, respectively. During the three and nine months ended September 30, 2017, the Company’s intangible amortization expense totaled $5.09 million and $12.50 million, respectively. As of September 30, 2018, the Company's annual amortization for its lease origination costs, leases in place, legal and marketing costs, tenant relationships, and ground lease sandwich interests is as follows (in thousands):

	Leases In Place, net	Tenant Relationships, net	Legal & Marketing Costs, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Total
For the remaining three months ending December 31, 2018	$2,074	$564	$3	$68	$63	$2,772
For the years ending:
December 31, 2019	6,498	1,567	12	274	214	8,565
December 31, 2020	4,615	865	11	274	175	5,940
December 31, 2021	2,855	453	9	274	162	3,753
December 31, 2022	2,181	359	6	274	121	2,941
December 31, 2023	1,696	232	6	274	103	2,311
Thereafter	4,113	288	13	1,119	342	5,875
	$24,032	$4,328	$60	$2,557	$1,180	$32,157
Revenue Recognition
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
As detailed in “Recent Accounting Pronouncements,” the Company adopted Topic 606, Revenue from Contracts with Customers on January 1, 2018. The cumulative effect of initially applying the standard recognized on this date was immaterial. As a result, the Company has changed its accounting policies for revenue recognized on non-real estate lease contracts. As of adoption, non-lease revenue streams are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Lease Contract Revenue
The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2018 and December 31, 2017, there were $2.78 million and $2.34 million, respectively, in unbilled rent which is included in

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

"rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements.
The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and nine months ended September 30, 2018 and 2017.
The Company recognizes lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.
Termination fees for the nine months ended September 30, 2018 are a result of the lease termination fees on Southeastern Grocers' recaptures and the early termination of the Berkley Shopping Center Farm Fresh.
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

The below table disaggregates the Company’s revenue by type of service for the three and nine months ended September 30, 2018 and 2017 (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Minimum rent	$12,703	$11,079	$38,186	$33,100
Tenant reimbursements	3,150	2,711	9,337	8,127
Lease termination fees	(15)	470	1,269	491
Percentage rent	51	30	176	165
Asset management fees	48	145	143	807
Commissions	52	449	102	758
Development income	—	155	—	454
Other	233	159	429	337
Total	$16,222	$15,198	$49,642	$44,239

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $49 thousand and $15 thousand, respectively, for federal and state income taxes as of September 30, 2018 and December 31, 2017. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $36 thousand and $194 thousand for the three and nine months ended September 30, 2018, respectively. The Company incurred advertising and promotion costs of $52 thousand and $195 thousand for the three and nine months ended September 30, 2017, respectively.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the condensed consolidated statements of operations is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Professional fees	$638	$361	$2,309	$1,499
Compensation and benefits	554	639	2,001	2,009
Corporate administration	299	267	968	858
Capital related costs	110	82	408	468
Acquisition and development costs	82	233	346	832
Taxes and licenses	23	29	227	113
Advertising	36	52	194	195
Travel	50	52	177	196
	1,792	1,715	6,630	6,170
Less: Allocation of CG&A to Non-REIT management and leasing services	(89)	(409)	(151)	(1,315)
Total Corporate General & Administrative	$1,703	$1,306	$6,479	$4,855

An allocation of professional fees, compensation and benefits, corporate administration and travel is included in Non-REIT management and leasing services on the statements of operations, which can vary period to period depending on the relative operational fluctuations of these respective services.
Other Operating Expense
In July 2018, the Company recorded lease termination expense of $250 thousand to allow the space to be available for a high credit grocery store tenant.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition” and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Revenue from contracts with customers (Topic 606): Identifying Performance Obligations and Licensing," which provides further guidance on identifying performance obligations and intellectual property licensing implementation. In June 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients”, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. In December 2016, the FASB issued 2016-20, "Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers," which clarifies or corrects unintended application of the standard. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for fiscal years beginning after December 15, 2017. In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605)," "Revenue from Contracts with Customers (Topic 606)," "Leases (Topic 840)," and "Leases (Topic 842)." These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)."
On January 1, 2018, the Company adopted Topic 606 retrospectively. The cumulative effect of initially applying the standard as of this date to those contracts which were not completed as of January 1, 2018 was immaterial. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and adoption of this standard does not have a material impact on our financial position or results of operations. The Company has increased disclosures around revenue recognition in the notes to condensed consolidated financial statements to comply with the standard.
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

In September 2017, the FASB issued ASU 2017-13, "Revenue Recognition (Topic 605)," "Revenue from Contracts with Customers (Topic 606)," "Leases (Topic 840)," and "Leases (Topic 842)," which provides additional implementation guidance on the previously issued ASU 2016-02, "Leases (Topic 842)."

In July 2018, the FASB issued ASU 2018-10, "Codification Improvements to Topic 842, Leases" and ASU 2018-11 "Leases (Topic 842): Targeted Improvements". ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. ASU 2018-11 provides lessors with a practical expedient in combining lease and non-lease components, if certain criteria are met.

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. The accounting for leases under which we are the lessor remains largely unchanged. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. While we are currently assessing the impact of the standard on our financial position and results of operations we expect the primary impact to be on those ground leases which we are the lessor. The new standard will result in the recording of right of use assets and lease obligations. See Note 9 for the Company’s current lease commitments. The Company continues to evaluate the impact of ASU 2016-02 and the related ASU amendments on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented.  The Company adopted this ASU as of January 1, 2018 and applied retrospectively. The adoption resulted in an increase of $306 thousand in net cash provided by operating activities and reduction of $333 thousand in net cash provided by investing activities for the nine months ended September 30, 2017 on the condensed consolidated statements of cash flows.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” This update clarifies when modification accounting guidance in Topic 718 should be applied to a change in terms or conditions of a share-based payment award. This ASU is effective for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The new standard is to be applied prospectively to an award modified on or after the adoption date. The Company adopted this ASU as of January 1, 2018. The adoption did not have a material impact on the financial position or results of operations.
Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.
3. Real Estate
Investment properties consist of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Land and land improvements	$96,945	$91,108
Land held for improvement	—	2,305
Buildings and improvements	366,217	312,831
Investment properties at cost	463,162	406,244
Less accumulated depreciation	(36,190)	(31,045)
Investment properties, net	$426,972	$375,199
The Company’s depreciation expense on investment properties was $3.05 million and $9.55 million for the three and nine months ended September 30, 2018, respectively. The Company’s depreciation expense on investment properties was $2.65 million and $7.96 million for the three and nine months ended September 30, 2017, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Dispositions

	Property	Contract Price	Gain	Net Proceeds
		(in thousands)
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	$1,270	$1,042	$1,160
July 19, 2018	Laskin Road Land Parcel (1.5 acres)	2,858	903	2,747
September 27, 2018	Shoppes at Eagle Harbor	5,705	1,270	2,071
		$9,833	$3,215	$5,978

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

The sale of the Chipotle ground lease at Conyers Crossing and Shoppes at Eagle Harbor did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.
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

Purchase price allocation of assets acquired:
Investment property (a)	$75,123
Lease intangibles and other assets (b)	10,718
Above market leases (d)	2,019
Restricted cash (c)	2,500
Below market leases (d)	(4,710)
Net purchase price allocation of assets acquired:	$85,650

Purchase consideration:
Consideration paid with cash	$23,153
Consideration paid with restricted cash (c)	2,500
Consideration paid with assumption of debt (e)	58,867
Consideration paid with common stock	1,130

Total consideration (f)	$85,650

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
3. Real Estate (continued)

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
Assets Held for Sale

In 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”), along with Monarch Bank Building currently occupied by Chartway Federal Credit Union, Shoppes at Eagle Harbor, Graystone Crossing, Jenks Plaza and Perimeter Square. Accordingly, these properties have been classified as held for sale.

The sale of the Land Parcels represents discontinued operations as it is a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Land Parcels have been reclassified for all periods presented. See Note 5, for disclosure of operating results of discontinued operations.

As of September 30, 2018 and December 31, 2017, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Investment properties, net	$13,486	$—
Rents and other tenant receivables, net	611	—
Above market lease, net	420	—
Deferred costs and other assets, net	307	—
Total assets held for sale, excluding discontinued operations	$14,824	$—

	September 30, 2018	December 31, 2017
	(unaudited)
Loans payable	$11,276	$—
Below market lease, net	6	—
Accounts payable	522	—
Total liabilities associated with assets held for sale, excluding discontinued operations	$11,804	$—
As of September 30, 2018 and December 31, 2017, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Investment properties, net	$7,287	$9,135
Total assets held for sale, discontinued operations	$7,287	$9,135

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	September 30, 2018	December 31, 2017
	(unaudited)
Loans payable	$581	$747
Accounts payable	38	45
Total liabilities associated with assets held for sale, discontinued operations	$619	$792
4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property. As of December 31, 2017, the Company recognized a $5.26 million impairment charge on the notes receivable reducing the carrying value to $6.74 million as of September 30, 2018 and December 31, 2017. The Company placed the notes receivable on nonaccrual status and has not recognized $363 thousand and $1.08 million of interest income due on the notes for the three months and nine months ended September 30, 2018, respectively.
As of September 30, 2018, the Company believes the estimated fair market value of the development upon stabilization at a future date will provide for the cash required to repay the $6.74 million carrying value of the notes receivable due the Company in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include development costs to date, anticipated cost to complete, executed leases, and financing available to complete and stabilize the project. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. If the holder of the 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.
5. Discontinued Operations
The net income from discontinued operations for the three and nine months ended September 30, 2018 and 2017, consists of the gain on disposal of Laskin Road as noted in Note 3 and the gain on disposal and related operating activity of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre sold in 2017.

The following is a summary of the income from discontinued operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
Revenues	$—	$—	$—	$26
Expenses	—	—	—	1
Operating income	—	—	—	25
Interest expense	—	—	—	9
Income from discontinued operations before gain on disposal of properties	—	—	—	16
Gain on disposal of properties	—	—	903	1,502
Net Income from discontinued operations	$—	$—	$903	$1,518

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2018	December 31, 2017
First National Bank Line of Credit	$24,656	Libor + 350 basis points	October 2018	$2,969	$3,000
Lumber River	$10,723	Libor + 350 basis points	October 2018	1,459	1,500
Revere Loan	$100,000	9.00%	November 2018	1,758	6,808
Senior convertible notes	Interest only	9.00%	December 2018	1,369	1,369
Harbor Point (1)	$11,024	5.85%	December 2018	477	553
Perimeter Square (1)	Interest only	5.50%	December 2018	6,250	5,382
Riversedge North	$8,802	6.00%	January 2019	822	863
KeyBank Line of Credit	Interest only	Libor + 250 basis points	February 2019	3,830	15,532
Monarch Bank Building (1)	$7,340	4.85%	June 2019	1,246	1,266
DF I-Moyock (1)	$10,665	5.00%	July 2019	104	194
Rivergate	$141,547	Libor + 295 basis points	December 2019	22,260	22,689
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2019	48,272	52,500
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	—	2,317
Folly Road	$32,827	4.00%	March 2020	6,109	6,181
Columbia Fire Station construction loan	Interest only	4.00%	May 2020	4,200	3,421
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,587	5,727
JANAF Bravo	Interest only	4.65%	January 2021	6,500	—
Walnut Hill Plaza	Interest only	5.50%	September 2022	3,903	3,903
Twin City Commons	$17,827	4.86%	January 2023	3,064	3,111
Shoppes at Eagle Harbor (1)	$26,528	5.10%	March 2023	—	3,341
New Market	$48,747	5.65%	June 2023	6,955	—
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,600	—
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,730	—
JANAF	$333,159	4.49%	July 2023	52,656	—
Tampa Festival	$50,797	5.56%	September 2023	8,263	8,368
Forrest Gallery	$50,973	5.40%	September 2023	8,565	8,669
South Carolina Food Lions Note	$68,320	5.25%	January 2024	11,915	12,050
Cypress Shopping Center	$34,360	4.70%	July 2024	6,406	6,485
Port Crossing	$34,788	4.84%	August 2024	6,179	6,263
Freeway Junction	$41,798	4.60%	September 2024	7,896	7,994
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,503	3,553
Graystone Crossing (1)	$20,386	4.55%	October 2024	3,880	3,928
Bryan Station	$23,489	4.52%	November 2024	4,491	4,547
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,091	—
Chesapeake Square	$23,857	4.70%	August 2026	4,454	4,507
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance (1)				371,520	313,778
Unamortized debt issuance cost (1)				(5,570)	(5,656)
Total Loans Payable, including Assets Held for Sale				365,950	308,122
Less loans payable on assets held for sale, net loan amortization costs				11,857	747
Total Loans Payable, net				$354,093	$307,375
(1) Includes loans payable on assets held for sale, see Note 3.
(2) This loan is collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) This loan is collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On December 21, 2017, the Company entered into an Amended and Restated Credit Agreement to the KeyBank Credit Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides for an increase in borrowing capacity from $50.00 million to $52.50 million and also increases the accordion feature by $50.00 million to $150.00 million. Additionally, the Amended and Restated Credit Agreement provides for an extension of the requirement to reduce the outstanding borrowings under the facility from $68.03 million to $52.50 million by July 1, 2018. The revolving facility will mature on December 21, 2019, but may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. The interest rate remains the same at Libor plus 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement). The unutilized amounts available to the Company under the Amended and Restated Credit Agreement accrue fees which are paid at a rate of 0.25%.

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

On August 7, 2018, the Company and KeyBank agreed to modify the existing Amended and Restated Credit Agreement effective July 1, 2018 which provided for an extension to August 23, 2018 by which the outstanding borrowings were to be reduced to $52.50 million, in addition to modifying certain covenants. The Company and KeyBank anticipated that an over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) would exist and agreed that the Company should have a period through October 31, 2018 to repay such Overadvance or otherwise properly balance the Borrowing Base Availability.

In September 2018, the Company refinanced the Ladson Crossing, Lake Greenwood and South Park collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $6.80 million and a $3.83 million Overadvance on the Borrowing Base Availability.

On October 15, 2018, KeyBank extended the time which the Company is to repay the Overadvance of $3.83 million to February 28, 2019 or otherwise properly balance the Borrowing Base Availability.

As of September 30, 2018, the Company has borrowed $52.10 million under the Amended and Restated Credit Agreement, which is collateralized by 10 properties. At September 30, 2018, the outstanding borrowings are accruing interest at 4.74%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of September 30, 2018. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately due and payable. As of September 30, 2018, the Company has not incurred an event of default under the Amended and Restated Credit Agreement.

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

Shoppes at Eagle Harbor Renewal and Payoff

On March 11, 2018, the Company renewed the promissory note for $3.32 million on Shoppes at Eagle Harbor for five years. The loan matures in March 2023 with monthly principal and interest payments of $26,528. The loan bears interest at 5.10%.

On September 27, 2018, the Company paid down the remaining balance on the Shoppes at Eagle Harbor promissory note in conjunction with the sale of Shoppes at Eagle Harbor, as detailed in Note 3.

Revere Loan Extension and Second Amendment

On May 3, 2018, the Company extended the $6.81 million Revere Loan to May 15, 2018.

On May 14, 2018, the Company entered into a Second Amendment to Loan Documents to the Revere Loan (the "Revere Second Amendment"). The Revere Second Amendment extends the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Loan is less than $3.50 million, at which time the monthly principal payments are reduced to $100 thousand. The Revere Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%. As of July 15, 2018, the Company was in compliance with this loan balance stipulation. The Company paid $500 thousand on the Revere Loan in conjunction with the Second Amendment.

On June 19, 2018, the Company paid down $2.60 million on the Revere Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road, as detailed in Note 3, and made a $150,000 principal payment on June 28, 2018 as part of the Deutsche Bank refinance, as discussed below.

On September 27, 2018, the Company paid down $1.30 million on the Revere Loan in conjunction with the sale of Shoppes at Eagle Harbor, as detailed in Note 3 and per Third Amendment to the Loan Documents to the Revere Loan the Company paid a $75 thousand release fee.

As of September 30, 2018, the balance of the Revere Loan was $1.76 million with future monthly principal payments of $100 thousand at a rate at 9.00%.

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

Benefit Street Refinance

On September 7, 2018, the Company executed a promissory note for $7.60 million for the refinancing of Ladson Crossing, Lake Greenwood Crossing and South Park at a rate of 5.71%. The loan matures in June 2023 with monthly principal and interest payments of $53,185.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of September 30, 2018, the Company believes it is in compliance with covenants and is not considered in default on any loans.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2018, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2018	$15,423
December 31, 2019	80,509
December 31, 2020	19,551
December 31, 2021	10,591
December 31, 2022	8,113
December 31, 2023	83,333
Thereafter	154,000
Total principal repayments and debt maturities	$371,520

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the three months ended December 31, 2018 of $15.42 million and $80.51 million for the year ended December 31, 2019. All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	intended sale of six undeveloped land parcels, Graystone, Jenks Plaza, Perimeter Square, and additional properties, if necessary.

Management is currently working with lenders to refinance the loans noted above. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2018 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2018	$11,795
December 31, 2019	45,680
December 31, 2020	38,009
December 31, 2021	29,760
December 31, 2022	23,583
December 31, 2023	17,751
Thereafter	45,627
Total minimum rents	$212,205
8. Equity and Mezzanine Equity
Series A Preferred Stock

At September 30, 2018 and December 31, 2017, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At September 30, 2018 and December 31, 2017, the Company had 1,875,748 and 1,875,848 shares, respectively, and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permits investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. The warrants expire in April 2019.

Series D Preferred Stock - Redeemable Preferred Stock

In January 2018, the Company, issued and sold 1,363,636 shares of Series D Cumulative Convertible Preferred Stock, without par value (“Series D Preferred”), in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $16.50 per share. Net proceeds from the public offering totaled $21.16 million, which includes the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

At September 30, 2018 and December 31, 2017, the Company had 3,600,636 and 2,237,000, respectively, and 4,000,000 shares of Series D Preferred issued and authorized with a $25.00 liquidation preference per share, or $90.02 million and $55.93 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

Accretion of Series D Preferred was $148 thousand and $444 thousand for the three and nine months ended September 30, 2018, respectively. Accretion of Series D Preferred was $184 thousand and $540 thousand for the three and nine months ended September 30, 2017, respectively.

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
As of September 30, 2018, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	September 30, 2018
	Outstanding shares	Potential Dilutive Shares

	(unaudited)
Common units	295,550	295,550
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541
Warrants to purchase Common Stock		329,378

Dividends
Dividends were declared to holders of common units, common shares and preferred shares as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
Common unit and common shareholders	$—	$3,187	$—	$10,288
Preferred shareholders	3,208	2,496	9,621	7,473
Total	$3,208	$5,683	$9,621	$17,761

During the three months ended September 30, 2018, the Company declared quarterly dividends of $3.04 million to preferred shareholders of record as of September 30, 2018 to be paid on October 15, 2018. Accordingly, the Company has accrued $3.04 million as of September 30, 2018 for these dividends.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(unaudited)
Dividends declared per common share	$—	$0.34	$—	$1.10
Dividends declared per Series A Preferred share	$22.50	$22.50	$67.50	$67.50
Dividends declared per Series B Preferred share	$0.56	$0.56	$1.69	$1.69
Dividends declared per Series D Preferred share	$0.55	$0.55	$1.64	$1.64

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the nine months ended September 30, 2018, the Company issued no shares to employees for services rendered to the Company under the 2015 Incentive Plan. As of September 30, 2018, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.
2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

During the nine months ended September 30, 2018, the Company issued 168,217 shares to directors and employees for services rendered to the Company under the 2016 Incentive Plan. The market value of these shares at the time of issuance was approximately $894 thousand. As of September 30, 2018, there are 352,655 shares available for issuance under the Company’s 2016 Incentive Plan.
9. Commitments and Contingencies
Lease Commitments
The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (unaudited, in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Expiration Year
Amscot	$5	$5	$14	$14	2045
Beaver Ruin Village	11	11	34	34	2054
Beaver Ruin Village II	5	5	15	14	2056
Leased office space Charleston, SC	25	25	75	75	2019
Moncks Corner	30	30	91	91	2040
Devine Street	63	63	188	188	2035
JANAF	65	—	191	—	2069
Total Ground Leases	$204	$139	$608	$416

JANAF ground lease expense of $65 thousand and $191 thousand for the three and nine months ended September 30, 2018, respectively, includes $29 thousand and $82 thousand, respectively, in percentage rent.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, as of September 30, 2018 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2018	$170
December 31, 2019	644
December 31, 2020	583
December 31, 2021	635
December 31, 2022	638
December 31, 2023	640
Thereafter	16,063
Total minimum lease payments	$19,373

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 19%, 76% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2018. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit; however, there can be no assurance that the Company will be successful. The non-jury trial of the lawsuit is scheduled for April 17-18, 2019. Due to the preliminary nature of the suit, the outcome is uncertain.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is responding to the lawsuit, defending the lawsuit and has filed an answer denying liability; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit. A demurrer (motion to dismiss) and plea in bar have been filed on his behalf. Due to the preliminary nature of the suit, the outcome is uncertain.

10. Related Party Transactions
The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	September 30,
	2018	2017

	(unaudited)
Amounts paid to affiliates	$15	$39
Amounts received from affiliates	$113	$1,573

	September 30,	December 31,
	2018	2017
	(unaudited)
Notes receivable	$6,739	$6,739
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. At December 31, 2017, the Company recognized a $5.26 million impairment charge on the note receivable as discussed in greater detail in Note 4. The Company has placed the notes receivable on nonaccrual status and has not recognized $363 thousand and $1.08 million of interest income due on the notes for the three and nine months ended September 30, 2018, respectively. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were paid to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.
The Company recovered $0 thousand and $77 thousand in amounts due from related parties for the three and nine months ended September 30, 2018, respectively, which were previously reserved. The recovery is included in “provision for credit losses” on the condensed consolidated statements of operations. The total allowance on related party receivables at September 30, 2018 and December 31, 2017 is $3.41 million and $2.36 million, respectively. These amounts are included in "related party receivables, net" on the consolidated balance sheets on our Form 10-K for 2017.

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
11. Subsequent Events
Monarch Bank Building

On October 22, 2018 the Company completed the sale of the Monarch Bank Building for a contract price of $1.75 million, resulting in a gain of $152 thousand with net proceeds of $299 thousand, which were used to further paydown the Revere Loan.

First National Bank Line of Credit and Lumber River loan

First National Bank has approved a twenty-four months extension on the First National Bank Line of Credit and Lumber River loans.

Revere Loan Extension

On November 5, 2018, the Company entered into a Fourth Amendment to Loan Documents to the Revere Loan (the “Revere Fourth Amendment”).  The Fourth Amendment extends the maturity date to February 1, 2019 from November 1, 2018, increased the “Exit Fee” to $575 thousand from $500 thousand and increased the interest rate to 10% from 9%.   The Company paid down $100,000 on the Revere Loan in conjunction with this Fourth Amendment. As of November 7, 2018, the principal balance of the Revere Term Loan was $1.26 million.

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
Executive Overview
As of September 30, 2018, the Trust, through the Operating Partnership, owned and operated sixty-five centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

Dispositions

	Property	Contract Price	Gain	Net Proceeds
		(in thousands)
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	$1,270	$1,042	$1,160
July 19, 2018	Laskin Road Land Parcel (1.5 acres)	$2,858	$903	$2,747
September 27, 2018	Shoppes at Eagle Harbor	$5,705	$1,270	$2,071

The sale of the Chipotle ground lease at Conyers Crossing and Shoppes at Eagle Harbor did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.
Assets Held for Sale
In 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”), along with Monarch Bank Building currently occupied by Chartway Federal Credit Union, Shoppes at Eagle Harbor, Graystone Crossing, Jenks Plaza and Perimeter Square. Accordingly, these properties have been classified as held for sale.
The sale of the Land Parcels represents discontinued operations as it is strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Land Parcels have been reclassified for all periods presented. See Note 5, for disclosure of operating results of discontinued operations.

Revere Loan and Second Amendment

On May 14, 2018, the Company entered into a Second Amendment to Loan Documents to the Revere Loan (the "Revere Second Amendment"). The Revere Second Amendment extends the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Loan is less than $3.50 million, at which time the monthly principal payments are reduced to $100 thousand. The Revere Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%. As of July 15, 2018, the Company was in compliance with this loan balance stipulation. The Company paid $500 thousand on the Revere Loan in conjunction with the Second Amendment.

On June 19, 2018, the Company paid down $2.60 million on the Revere Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road and made a $150,000 principal payment on June 28, 2018 as part of the Deutsche Bank refinance. On September 27, 2018, the Company paid down $1.30 million on the Revere Loan in conjunction with the sale of Shoppes at Eagle Harbor. As of September 30, 2018, the balance of the Revere Loan was $1.76 million with monthly principal payments of $100 thousand at a rate of 9.00%.

KeyBank Credit Agreement

The Company refinanced the New Market, Ridgeland and Georgetown collateralized portions of the Amended and Restated Agreement resulting in a paydown of $9.13 million.

On August 7, 2018, the Company and KeyBank agreed to modify the existing Amended and Restated Credit Agreement effective July 1, 2018 which provided for an extension to August 23, 2018 by which the outstanding borrowings are to be reduced to $52.50 million, in addition to modifying certain covenants. The Company and KeyBank anticipated an over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) would exist and agreed that the Company shall have a period through October 31, 2018 to repay such Overadvance or otherwise properly balance the Borrowing Base Availability.

In September 2018, the Company refinanced the Ladson Crossing, Lake Greenwood and South Park collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $6.80 million and a $3.83 million Overadvance on the Borrowing Base Availability. On October 15, 2018, KeyBank extended the time which the Company is to repay the Overadvance of $3.83 million to February 28, 2019 or otherwise properly balance the Borrowing Base Availability.

As of September 30, 2018, the Company has borrowed $52.10 million under the Amended and Restated Credit Agreement, which is collateralized by 10 properties.

New Leases, Leasing Renewals and Expirations
The following table presents selected lease activity statistics for our properties.

	Three Months Ended September 30,		Nine months Ended September 30,
	2018	2017 (2)	2018	2017 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	101,355	106,384	426,483	219,267
Leases renewed with rate decrease (sq feet)	1,240	12,007	39,720	70,049
Leases renewed with no rate change (sq feet)	136,452	86,708	96,167	203,647
Total leases renewed (sq feet)	239,047	205,099	562,370	492,963

Leases renewed with rate increase (count)	21	26	71	60
Leases renewed with rate decrease (count)	1	2	6	9
Leases renewed with no rate change (count)	6	6	13	21
Total leases renewed (count)	28	34	90	90

Option exercised (count)	6	22	23	44

Weighted average on rate increases (per sq foot)	$1.10	$1.03	$0.97	$0.97
Weighted average on rate decreases (per sq foot)	$(1.36)	$(1.85)	$(1.85)	$(1.18)
Weighted average rate (per sq foot)	$0.46	$0.42	$0.52	$0.26
Weighted average change over prior rates	6.46%	4.89%	6.43%	3.07%

New Leases(1):
New leases (sq feet)	31,491	30,364	234,407	118,435
New leases (count)	11	12	47	44
Weighted average rate (per sq foot)	$11.24	$11.38	$8.75	$12.51

Gross Leasable Area ("GLA") expiring during the next 3 months	1.48%	1.88%	1.48%	1.88%

(1)	Lease data presented for the three and nine months ended September 30, 2018 and 2017 is based on average rate per square foot over the renewed or new lease term.

(2)	2017 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2018 presentation.

Anchor Lease Modifications and Early Terminations
During the nine months ended September 30, 2018, the Company modified thirteen leases with Southeastern Grocers anchor tenants and recaptured four locations. These modifications include a combination of term adjustments, rent adjustments (decreases and increases), deferred landlord contributions for remodels, and adjusted lease language. The Company elected to recapture Ladson Crossing, St. Matthews, South Park, and Tampa Festival in the second quarter of 2018. The Cypress Shopping Center lease expired on March 31, 2018. As part of the negotiated recaptures the Company received $246 thousand in termination fees during the nine months ended September 30, 2018. The remaining thirteen lease modifications were approved by the Southeastern Grocer's bankruptcy court in the second quarter of 2018. The initial annualized base rent impact of these modifications and recaptures, including the Cypress lease expiration, is approximately $2.50 million. Two of these locations have been backfilled and rents have commenced. Subsequent to September 30, 2018, a third location was leased.

The Berkley Shopping Center Farm Fresh lease was terminated effective June 30, 2018. The Company received $980 thousand in early lease termination fees as a result of the early termination.

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2018	2017	2018	2017	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	65	64	65	64	1	1.56%	1	1.56%
Aggregate gross leasable area at period end (1)	5,720,091	4,902,381	5,720,091	4,902,381	817,710	16.68%	817,710	16.68%
Ending occupancy rate at period end (1)	90.0%	92.8%	90.0%	92.8%	(2.8)%	(3.02)%	(2.8)%	(3.02)%
FINANCIAL DATA:
Rental revenues	$12,755	$11,109	$38,363	$33,265	$1,646	14.82%	$5,098	15.33%
Asset management fees	48	145	143	807	(97)	(66.90)%	(664)	(82.28)%
Commissions	52	449	102	758	(397)	(88.42)%	(656)	(86.54)%
Tenant reimbursements	3,150	2,711	9,337	8,127	439	16.19%	1,210	14.89%
Development income	—	155	—	454	(155)	(100.00)%	(454)	(100.00)%
Other revenues	217	629	1,697	828	(412)	(65.50)%	869	104.95%
Total Revenue	16,222	15,198	49,642	44,239	1,024	6.74%	5,403	12.21%
EXPENSES:
Property operations	4,687	3,726	13,804	11,467	961	25.79%	2,337	20.38%
Non-REIT management and leasing services	23	618	59	1,525	(595)	(96.28)%	(1,466)	(96.13)%
Depreciation and amortization	6,045	7,746	20,943	20,455	(1,701)	(21.96)%	488	2.39%
Provision for credit losses	149	23	335	443	126	547.83%	(108)	(24.38)%
Corporate general & administrative	1,703	1,306	6,479	4,855	397	30.40%	1,624	33.45%
Other operating expenses	250	—	250	—	250	—%	250	—%
Total Operating Expenses	12,857	13,419	41,870	38,745	(562)	(4.19)%	3,125	8.07%
Gain (loss) on disposal of properties	1,257	(1)	2,312	1,021	1,258	125,800%	1,291	126.44%
Operating Income	4,622	1,778	10,084	6,515	2,844	159.96%	3,569	54.78%
Interest income	1	364	3	1,080	(363)	(99.73)%	(1,077)	(99.72)%
Interest expense	(5,183)	(4,250)	(14,940)	(12,997)	(933)	(21.95)%	(1,943)	(14.95)%
Net Loss from Continuing Operations Before Income Taxes	(560)	(2,108)	(4,853)	(5,402)	1,548	73.43%	549	10.16%
Income tax expense	(30)	(65)	(72)	(175)	35	53.85%	103	58.86%
Net Loss from Continuing Operations	(590)	(2,173)	(4,925)	(5,577)	1,583	72.85%	652	11.69%
Discontinued Operations
Income from discontinued operations	—	—	—	16	—	—%	(16)	(100.00)%
Gain on disposal of properties	—	—	903	1,502	—	—%	(599)	(39.88)%
Net Income from Discontinued Operations	—	—	903	1,518	—	—%	(615)	(40.51)%
Net Loss	(590)	(2,173)	(4,022)	(4,059)	1,583	72.85%	37	0.91%
Net income (loss) attributable to noncontrolling interests	12	(111)	(70)	(165)	123	110.81%	95	57.58%
Net Loss Attributable to Wheeler REIT	$(602)	$(2,062)	$(3,952)	$(3,894)	$1,460	70.81%	$(58)	(1.49)%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $16.22 million and $49.64 million for the three and nine months ended September 30, 2018, respectively, compared to $15.20 million and $44.24 million for the three and nine months ended September 30, 2017, respectively, representing increases of $1.02 million and $5.40 million, respectively. The combined increases in rental revenues and tenant reimbursements of $2.09 million and $6.31 million are attributable to operations reported for the JANAF acquisition. The increase of $869 thousand in other revenues for the nine months ended September 30, 2018 was a result of early lease termination fees associated with the Berkley Center Shopping Center Farm Fresh and the Southeastern Grocers' ("SEG") store recaptures during 2018. The decrease of $412 thousand in other revenues for the three months ended September 30, 2018 was primarily attributable to early termination fees associated with the BI-LO at the Shoppes at Myrtle Park during September 2017. Total revenue earned for leasing, property management and development services decreased $649 thousand and $1.77 million for the three and nine months ended September 30, 2017 as a result of terminating certain contracts to provide these services to related party properties in February 2018.

Total Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2018 were $12.86 million and $41.87 million, respectively, representing a decrease of $562 thousand and an increase of $3.13 million over the three and nine months ended September 30, 2017, respectively. The decrease of $1.70 million and increase of $488 thousand noted in depreciation and amortization is a result of additional depreciation on the JANAF acquisition offset by the change in amortization taken on the write-off of lease intangibles associated with the 2018 SEG recaptures offset by the write-off of lease intangibles associated with the 2017 lease termination of BI-LO at Shoppes at Myrtle Park. Increases of $961 thousand and $2.34 million in property operations primarily resulting from the additional expenses associated with the JANAF acquisition. Decreases of $595 thousand and $1.47 million in non-REIT management and leasing services resulted from the decline in non-REIT properties the Company manages.

Corporate general and administrative expenses for the three and nine months ended September 30, 2018 increased $397 thousand and $1.62 million, respectively, as a result of the following:

•
$319 thousand and $1.01 million, respectively, increase in professional fees associated with hiring of KeyBanc Advisors which is a one-time cost, proxy solicitation and increased audit and legal costs;

•
$77 thousand and $565 thousand increase, respectively in compensation and benefits primarily driven by share based compensation for employees and directors, severance and reallocation of salary costs associated with acquisition personnel;

•
$28 thousand increase in capital related costs for the three months ended September 30, 2018 resulting from costs incurred on refinancing properties and a $60 thousand decrease for the nine months ended as a result of higher costs in 2017 related to the reverse stock split;

•
$151 thousand and $486 thousand, respectively, decrease in acquisition and development costs as a result of no longer acquiring properties offset by writing off costs associated with the development of an outparcel at Folly Road and Lightbridge joint venture, both which the Company is no longer pursuing; and

•
$139 thousand and $445 thousand, respectively, increase in corporate administration resulting from the decrease in costs allocated to non-REIT management and leasing services resulting from the termination of certain contracts to provide these services to related party properties in February 2018.

Other operating expenses increased $250 thousand for the three and nine months ended September 30, 2018 as a result of lease termination expense for $250 thousand to allow the space to be available for a high credit grocery store tenant.

Gain (loss) on Disposal of Properties

The gain (loss) on disposal of properties increase of $1.26 million and $1.29 million for the three and nine months ended September 30, 2018 is a result of the sale of Shoppes at Eagle Harbor and Chipotle ground lease at Conyers Crossing net of the 2017 sale of Carolina Place and Steak n' Shake outparcel at Rivergate.

Interest Income

Interest income was $1 thousand and $3 thousand for the three and nine months ended September 30, 2018, respectively, as compared to $364 thousand and $1.08 million for the three and nine months ended September 30, 2017, respectively. The decreases are primarily attributable to the Company placing the notes receivable on non-accrual status and not recognizing $363 thousand and $1.08 million in interest income for the three and nine months ended September 30, 2018, respectively, due to note impairment.

Interest Expense

Interest expense for the three and nine months ended September 30, 2018 was $5.18 million and $14.94 million, respectively, representing an increase of $933 thousand and $1.94 million over the three and nine months ended September 30,

2017, respectively. The increase is primarily attributable to the incremental debt service associated with the additional borrowings utilized to acquire JANAF and increases in Libor on variable rate debt.

Discontinued Operations

Net income from discontinued operations totaled $0 thousand and $903 thousand for the three and nine months ended September 30, 2018, respectively, compared to net income of $0 thousand and $1.52 million for the three and nine months ended September 30, 2017, respectively. The income for 2018 is a result of the gain on the sale of the Laskin Road land parcel compared to the income for 2017 from the sale of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre.

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

Same store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015, sold February 28, 2017); and

•	Laskin Road land parcel (acquired January 9, 2015, sold June 19, 2018).

	Three Months Ended September 30,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017

	(in thousands)
Net Loss	$(426)	$(2,173)	$(164)	$—	$(590)	$(2,173)
Adjustments:
Income tax expense	30	65	—	—	30	65
Interest expense	4,431	4,250	752	—	5,183	4,250
Interest income	(1)	(364)	—	—	(1)	(364)
(Gain) loss on disposal of properties	(1,257)	1	—	—	(1,257)	1
Corporate general & administrative	1,685	1,306	18	—	1,703	1,306
Other operating expenses	—	—	250	—	250	—
Depreciation and amortization	4,932	7,746	1,113	—	6,045	7,746
Non-REIT management and leasing services	23	618	—	—	23	618
Development income	—	(155)	—	—	—	(155)
Asset management and commission revenues	(100)	(594)	—	—	(100)	(594)
Property Net Operating Income	$9,317	$10,700	$1,969	$—	$11,286	$10,700

Property revenues	$13,366	$14,449	$2,756	$—	$16,122	$14,449
Property expenses	3,935	3,726	752	—	4,687	3,726
Provision for credit losses - tenant	114	23	35	—	149	23
Property Net Operating Income	$9,317	$10,700	$1,969	$—	$11,286	$10,700

	Nine Months Ended September 30,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017

	(in thousands)
Net Loss	$(3,844)	$(4,059)	$(178)	$—	$(4,022)	$(4,059)
Adjustments:
Net Income from Discontinued Operations	(903)	(1,518)	—	—	(903)	(1,518)
Income tax expense	72	175	—	—	72	175
Interest expense	12,837	12,997	2,103	—	14,940	12,997
Interest income	(3)	(1,080)	—	—	(3)	(1,080)
Gain on disposal of properties	(2,312)	(1,021)	—	—	(2,312)	(1,021)
Corporate general & administrative	6,407	4,855	72	—	6,479	4,855
Other operating expenses	—	—	250	—	250	—
Provision for credit losses - non-tenant	(77)	—	—	—	(77)	—
Depreciation and amortization	17,531	20,455	3,412	—	20,943	20,455
Non-REIT management and leasing services	59	1,525	—	—	59	1,525
Development income	—	(454)	—	—	—	(454)
Asset management and commission revenues	(245)	(1,565)	—	—	(245)	(1,565)
Property Net Operating Income	$29,522	$30,310	$5,659	$—	$35,181	$30,310

Property revenues	$41,534	$42,220	$7,863	$—	$49,397	$42,220
Property expenses	11,696	11,467	2,108	—	13,804	11,467
Provision for credit losses - tenant	316	443	96	—	412	443
Property Net Operating Income	$29,522	$30,310	$5,659	$—	$35,181	$30,310

Property Revenues

Total same store property revenues for the three and nine months months ended September 30, 2018 decreased to $13.37 million and $41.53 million, respectively, compared to $14.45 million and $42.22 million for the three and nine months ended September 30, 2017, respectively. The decrease is primarily a result of SEG recaptures and rent modifications accompanied by expiring anchor leases at South Lake and Fort Howard offset by the $980 thousand termination fee for the Farm Fresh Shopping Center at Berkley Shopping Center.

The three months and nine ended September 30, 2018 represents a full and partial period, respectively, of activity for JANAF shopping center. This property (new stores) contributed $2.76 million and $7.86 million in revenues for the three and nine months ended September 30, 2018, respectively, compared to no revenue for the three and nine months ended September 30, 2017.

Property Expenses

Total same store property expenses for the three and nine months ended September 30, 2018 were relatively flat at $3.94 million and $11.70 million, respectively, compared to $3.73 million and $11.47 million for the three and nine months ended September 30, 2017, respectively. Total property expenses increased primarily due to new store increases of $752 thousand and $2.11 million, respectively.

There were no significant unusual or non-recurring items included in new store property expenses for the three and nine months ended September 30, 2018.

Property Net Operating Income

Total property net operating income was $11.29 million and $35.18 million for the three and nine months ended September 30, 2018, respectively, compared to $10.70 million and $30.31 million for the three and nine months ended September 30, 2017, respectively, representing an increase of $586 thousand and $4.87 million, respectively, over 2017. New stores accounted for the majority of this increase by generating $1.97 million and $5.66 million in property net operating income for the three and nine months ended September 30, 2018, respectively, compared to no property net operating income for the three and nine months September 30, 2017.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	Same Store		New Store		Total		Period Over Period Changes
	2018	2017	2018	2017	2018	2017	$	%

				(in thousands, unaudited)
Net Loss	$(426)	$(2,173)	$(164)	$—	$(590)	$(2,173)	$1,583	72.85%
Depreciation and amortization of real estate assets	4,932	7,746	1,113	—	6,045	7,746	(1,701)	(21.96)%
Gain on disposal of properties	(1,257)	1	—	—	(1,257)	1	(1,258)	(125,800.00)%
FFO	$3,249	$5,574	$949	$—	$4,198	$5,574	$(1,376)	(24.69)%

	Nine Months Ended September 30,
	Same Store		New Store		Total		Period Over Period Changes
	2018	2017	2018	2017	2018	2017	$	%

				(in thousands, unaudited)
Net Loss	$(3,844)	$(4,059)	$(178)	$—	$(4,022)	$(4,059)	$37	0.91%
Depreciation and amortization of real estate assets	17,531	20,455	3,412	—	20,943	20,455	488	2.39%
Gain on disposal of properties	(2,312)	(1,021)	—	—	(2,312)	(1,021)	(1,291)	(126.44)%
Gain on disposal of properties-discontinued operations	(903)	(1,502)	—	—	(903)	(1,502)	599	39.88%
FFO	$10,472	$13,873	$3,234	$—	$13,706	$13,873	$(167)	(1.20)%

During the three and nine month periods ended September 30, 2018, same store FFO decreased $2.33 million and $3.40 million, respectively, primarily due to the following:

•	$363 thousand and $1.07 million, respectively, decrease in interest income as notes receivable are on a non-accrual basis;

•
$54 thousand and $308 thousand, respectively, decrease in development, asset management and commission revenues, net of savings on related non-REIT management and leasing services as a result of termination of related party agreements to perform services;

•	$379 thousand and $1.55 million, respectively, increase in corporate general and administrative expenses; and

•	$1.38 million and $788 thousand, respectively; decrease in property net operating income.

Total FFO decreased $1.38 million and $167 thousand for the three and nine month period ended September 30, 2018, respectively, compared to the same period in 2017, primarily due to same store changes described above partially offset by incremental new store FFO of $949 thousand and $3.23 million, respectively, attributable to the JANAF acquisition.
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

Total AFFO for the three and nine month periods ended September 30, 2018 and 2017, respectively, is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(in thousands)
FFO	$4,198	$5,574	$13,706	$13,873
Preferred stock dividends	(3,208)	(2,496)	(9,621)	(7,473)
Preferred stock accretion adjustments	169	205	509	605
FFO available to common shareholders and common unitholders	1,159	3,283	4,594	7,005
Acquisition and development costs	82	233	346	832
Capital related costs	110	82	408	468
Other non-recurring and non-cash expenses	—	47	103	177
Share-based compensation	241	134	727	735
Straight-line rent	(353)	(162)	(953)	(566)
Loan cost amortization	625	682	1,682	2,509
Accrued interest income	—	(121)	—	(359)
(Below) above market lease amortization	(313)	65	(421)	448
Recurring capital expenditures and tenant improvement reserves	(284)	(245)	(858)	(696)
AFFO	$1,267	$3,998	$5,628	$10,553
Acquisition and development costs at September 30, 2018 are related to the write-off of costs associated with the construction contract for the development of an outparcel at Folly Road and Light Bridge joint venture, both which the Company is no longer pursuing. Acquisition expenses at September 30, 2017 were primarily related to compensation paid to personnel working directly on acquisitions related activities and other costs associated with due diligence of potential acquisitions at that time. In 2018, the Company adopted ASU 2017-01 and external acquisition costs are now capitalized as part of the acquisition. The Company has ceased acquisition activities since acquiring JANAF. Thus, internal salaries previously related to acquisitions have been reallocated to compensation and benefits and not represented in acquisition costs.

Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future. Accrued interest income represents interest income on notes receivable due at maturity for the three and nine months ended September 30, 2017 which have been fully reserved as of September 30, 2018.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources
At September 30, 2018, our consolidated cash, cash equivalents and restricted cash totaled $20.35 million compared to consolidated cash, cash equivalents and restricted cash of $12.29 million at December 31, 2017. Cash flows from operating activities, investing activities and financing activities for the nine month period ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2018	2017	$	%

		(in thousands, unaudited)
Operating activities	$18,540	$18,820	$(280)	(1.49)%
Investing activities	$(21,021)	$25	$(21,046)	(84,184)%
Financing activities	$10,541	$(18,072)	$28,613	158.33%

Operating Activities
During the nine months ended September 30, 2018, our cash flows from operating activities were $18.54 million, compared to cash flows from operating activities of $18.82 million during the nine months ended September 30, 2017, representing a decrease of $280 thousand.
Investing Activities
During the nine months ended September 30, 2018, our cash flows used in investing activities were $21.02 million, compared to cash flows provided by investing activities of $25 thousand during the nine months ended September 30, 2017, representing an increase in cash used of $21.05 million due to the following:

•	$23.15 million increase in cash outflows used for the acquisition of JANAF;

•
$421 thousand decrease in cash outflows on capital expenditures primarily a result of the redevelopment at Columbia Fire House, and tenant improvements at Perimeter Centre and Myrtle Park being completed in 2018; and

•
$1.69 million increase in cash received as a result of the 2018 sales of Chipotle ground lease at Conyers Crossing, the undeveloped land parcel at Laskin Road and Shoppes at Eagle Harbor compared to the 2017 sales of a land parcel at Carolina Place, the Steak n' Shake outparcel at Rivergate and Ruby Tuesdays/Outback at Pierpont Shopping Center.

Financing Activities

During the nine months ended September 30, 2018, our cash flows provided by financing activities were $10.54 million, compared to $18.07 million of cash flows used in financing activities during the nine months ended September 30, 2017, representing an increase of $28.61 million due to the following:

•	$21.08 million increase in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$11.32 million increase in loan proceeds due to the JANAF Bravo Loan, Columbia Fire House Construction Loan advances, LaGrange and refinancing of six properties off the KeyBank Credit Line partially offset by prior year refinances and construction advances;

•	$8.63 million increase in loan principal payments primarily a result of the pay-down of the Revere Loan and KeyBank Credit Line;

•	$1.68 million decrease in cash flows used in discontinued operations a result of the 2017 paydown of debt related to the sale of Ruby Tuesdays/Outback at Pierpont Shopping Center; and

•
$3.71 million decrease in cash outflows for dividends and distributions primarily as a result of suspending Common Stock dividend distributions in 2018 resulting in a decrease of $5.20 million partially offset by an increase of $1.49 million in Series D Preferred distributions.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of September 30, 2018 and December 31, 2017, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
	(unaudited)
Fixed-rate notes	$280,773	$215,493
Adjustable-rate mortgages	26,688	29,506
Fixed-rate notes, assets held for sale	11,957	747
Floating-rate line of credit	52,102	68,032
Total debt	$371,520	$313,778

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.75% and 5.42 years, respectively, at September 30, 2018. We have $15.42 million of debt maturing, including scheduled principal repayments, during the three months ending December 31, 2018. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

In addition to the funding of our ongoing operations, the primary liquidity needs of the Company at September 30, 2018 are $15.42 million in debt maturities and principal payments due for the remaining three months ended December 31, 2018 and

$80.51 million due in the year ended December 31, 2019, including debt service payments, Series B and Series D Preferred Stock dividends (approximately $12.1 million annualized), and margin covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 6. Included in the $80.51 million due in the year ended December 31, 2019 is $52.10 million on the KeyBank Line of Credit. The KeyBank Line of Credit and all loans due are collateralized by properties within our portfolio. Subsequent to September 30, 2018, the Company reduced coming due debt maturities by $1.54 million through the sale of the Monarch Bank property and received approval from First National Bank for a 24 month extension on $4.43 million in debt maturities. Management is currently working with lenders to refinance loans coming due in addition to marketing and Land Parcels, Jenks Plaza, and Graystone Crossing for sale. Based on our proven ability to refinance debt and obtain alternative sources of capital, and existing market conditions, we believe it to be probable that our plans to meet these obligations will be successful.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2017 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2018. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
Available Information

The Company’s common shares are publicly traded on the NASDAQ under the ticker symbol “WHLR”.  Our internet website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
The primary market risk to which we are exposed is interest rate risk. Our primary interest rate exposure is Libor. We primarily use fixed interest rate financing to manage our exposure to fluctuations in interest rates.

At September 30, 2018, approximately $292.73 million, or 78.79%, of our debt had fixed interest rates and approximately $78.79 million, or 21.21%, had variable interest rates. Assuming no increase in the level of our variable rate debt, if interest rates increased by 1.0%, our cash flow would decrease by approximately $788 thousand per year. At September 30, 2018, Libor was approximately 226 basis points. Assuming no increase in the level of our variable rate debt, if Libor was reduced to zero basis points, our cash flow would increase by approximately $1.78 million per year.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2018 (the end of the period covered by this Form 10-Q).
Changes in Internal Control Over Financial Reporting
None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit; however, there can be no assurance that the Company will be successful. The non-jury trial of the lawsuit is scheduled for April 17-18, 2019. Due to the preliminary nature of the suit, the outcome is uncertain.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is responding to the lawsuit, defending the lawsuit and has filed an answer denying liability; however, there can be no assurance that the Company will be successful. Due to the preliminary nature of the suit, the outcome is uncertain.

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit. A demurrer (motion to dismiss) and plea in bar have been filed on his behalf. Due to the preliminary nature of the suit, the outcome is uncertain.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (14)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (16)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (23)

4.1	Form of Certificate of Common Stock of Registrant (17)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (14)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (10)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (11)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (11)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (11)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (11)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (11)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (11)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series B Convertible Preferred Units. (15)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (14)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (16)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (13)

10.8	Employment Agreement with David Kelly (21)

10.9	Employment Agreement with Matthew Reddy (21)

10.10	Employment Agreement with M. Andrew Franklin (21)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.13	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.14	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.15	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (10)

10.16	First Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated August 25, 2017. (24)

10.17	Second Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 14, 2018. (24)

10.18	Third Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated September 26, 2018. (28)

10.19	Fourth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated November 5, 2018. (28)

10.20	Tax Protection Agreement dated February 8, 2017 (12)

10.21	Amended and Restated Credit Agreement dated December 21, 2017. (18)

10.22	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (25)

10.23	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (26)

10.24	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018. (27)

10.25	Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC. (19)

10.26	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016. (19)

10.27	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017. (19)

10.28	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017. (19)

10.29	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017. (19)

10.30	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017. (19)

10.31	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017. (19)

10.32	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017. (19)

10.33	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017. (19)

10.34	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017. (19)

10.35	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017. (19)

10.36	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017. (19)

10.37	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017. (19)

10.38	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017. (19)

10.39	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017. (19)

10.40	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (22)

10.41	JANAF Loan Agreement dated June 5, 2013. (20)

10.42	Borrower's Certification Regarding Loan Extension and Guarantor's Reaffirmation of Obligation as Lender Guaranty by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 3, 2018. (24)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (28)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (28)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (28)

101.INS XBRL	Instance Document (28)

101.SCH	XBRL Taxonomy Extension Schema Document (28)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (28)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (28)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (28)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (28)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-177262) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-194831) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)	Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 2, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 9, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on March 7, 2018 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 17, 2018 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(26)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(27)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on October 19, 2018 and hereby incorporated by reference.

(28)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	November 7, 2018