Form 10-K
period 2018-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2019-02-28
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated file	☐	☐	Accelerated filer

Non-accelerated filer	☑	☑	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $35,227,665.
As of February 27, 2019, there were 9,692,082 shares of Common Stock, $0.01 par value per share, outstanding.

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

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT” or “Company”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. Substantially, all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. The Company is a fully-integrated, self-managed commercial real estate investment company that shifted focus in 2018 after the JANAF acquisition from acquiring and managing to owning, leasing and operating income-producing retail properties with a primary focus on grocery-anchored centers.

Our corporate office is located at 2529 Virginia Beach Boulevard, Virginia Beach, Virginia 23452. Our telephone number is (757) 627-9088.

Portfolio

Our portfolio contains well-located, potentially dominant retail properties in secondary and tertiary markets, with a particular emphasis on grocery-anchored retail centers. Our properties are in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional retailers that offer consumer goods and generate regular consumer traffic. We believe our tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2018, we own a portfolio consisting of seventy-one properties, including sixty-four retail shopping centers, totaling 5,716,471 total leasable square feet of which is 89.4% leased (our "operating portfolio"), one office property and six undeveloped land parcels totaling approximately 65 acres. The properties are geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Midwest, which markets represented approximately 4%, 19%, 76% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2018.

No tenant represents greater than 10% of the Company’s annualized base rent or % of gross leasable square footage.  The top 10 tenants account for 24.59% or $12.11 million of annualized base rent and 29.32% or 1.68 million of gross leasable square footage at December 31, 2018.

Management Team and People

We have 50 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. David Kelly has served as Chief Executive Officer (the "CEO") since January 2018 and Matthew Reddy as CFO since February 2018. David Kelly, our CEO previously served as the Chief Investment Officer (the "CIO"). He has over twenty-seven years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supevalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million. Matthew Reddy our CFO is a certified public accountant and has been with the Company since June 2015 as Chief Accounting Officer. Prior to joining Wheeler, Mr. Reddy was the Assistant Vice President of Online Products at Liberty Tax Service. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor. Andrew Franklin is our Chief Operating Officer and has over eighteen years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day to day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk adjusted returns to our shareholders by increasing cash flows. We intend to achieve this objective utilizing the following investment strategy:

•
Focus on necessity-based retail. Own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. According to Statista, the average consumer in the US makes a trip to a grocery store 1.6 times per week. We believe these centers that provide essential goods and services such as groceries results in a stable, lower-risk portfolio of retail investment properties.

•
Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have limited competition from institutional buyers and relatively low levels of new construction. The markets have strong demographics such as population density, population growth, tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply.

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

•
Recycling and sensible management of capital structure. We intend to sell non-income producing land parcels utilizing sales proceeds to deleverage the balance sheet. In addition, we intend to monetize core-assets to redeploy the capital to further deleverage and strengthen the balance sheet. In 2018, we sold 4 properties for a total of $6.28 million net proceeds which were used to deleverage the balance sheet. Additional properties have been slated for disposition based upon management’s periodic review of our portfolio, and the determination by our Board of Directors that such activity would be in our best interest.

Policies With Respect to Certain Activities

The following is a discussion of certain activities of our investment, financing and other policies. These policies have been determined by our Board of Directors and, in general, may be amended or revised from time to time by our Board of Directors without a vote of our stockholders.

Investment Policies

Investments in Real Estate or Interests in Real Estate

We will conduct all of our investment activities through our Operating Partnership and its subsidiaries. Our investment objectives are to maximize the cash flow of our properties, provide cash distributions and achieve long-term capital appreciation for our stockholders through increases in the value of our company. Our Operating Partnership intends to hold its properties for investment with a view to long-term appreciation and ownership. Occasional sales of the properties will be made consistent with our investment strategy. We have not established a specific policy regarding the relative priority of these investment objectives.

We expect to pursue our investment objectives primarily through the ownership by our Operating Partnership of our portfolio of properties and assets. We currently intend to invest primarily in retail properties. Future investment or development activities will not be limited to any geographic area, property type or to a specified percentage of our assets. While we may diversify in terms of property locations, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one property or any one geographic area. We intend to engage in such future investment activities in a manner that is consistent with the maintenance of our status as a REIT for U.S. federal income tax purposes. In addition, we may lease income-producing properties for long-term investment, expand and improve the properties we presently own, or sell such properties, in whole or in part, when circumstances warrant.

We may also participate with third parties in property ownership, through joint ventures or other types of co-ownership. We also may acquire real estate or interests in real estate in exchange for the issuance of Common Stock, common units in our Operating Partnership, Preferred Stock or options to purchase stock. These types of investments may permit us to own interests in larger assets without unduly restricting our diversification and, therefore, provide us with flexibility in structuring our portfolio. We will not, however, enter into a joint venture or other partnership arrangement to make an investment that would not otherwise meet our investment policies.

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

Securities of or Interests in Persons Primarily Engaged in Real Estate Activities and Other Issuers

Although not presently contemplated, subject to the percentage of ownership limitations and the income and asset tests necessary for REIT qualification, we may in the future invest in securities of other REITs, other entities engaged in real estate activities or securities of other issuers where such investment would be consistent with our investment objectives. We may invest in the debt or equity securities of such entities, including for the purpose of exercising control over such entities. We have no current plans to invest in entities that are not engaged in real estate activities. While we may attempt to diversify our investments with respect to the retail properties owned by such entities, in terms of property locations, size and market, we do not have any limit on the amount or percentage of our assets that may be invested in any one entity, property or geographic area. Our investment objectives are to maximize cash flow of our investments and provide cash distributions and long-term capital appreciation to our stockholders through increases in the value of our company. We have not established a specific policy regarding the relative priority of these investment objectives. We will not underwrite the securities of any other issuers and will limit our investment in such securities so that we will not fall within the definition of an “investment company” under the 1940 Act.

Investments in Other Securities

Other than as described above, we do not currently intend to invest in any additional securities such as bonds, Preferred Stock or Common Stock, although we reserve the right to do so if our Board of Directors determines that such action would be in our best interests.

Financings and Leverage Policy

In the future, we anticipate using a number of different sources to finance our operations, including cash flows from operations, asset sales, seller financing, issuance of debt securities, private financings (such as additional bank credit facilities, which may or may not be secured by our assets), property-level mortgage debt, common or preferred equity issuances or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also may take advantage of joint venture or other partnering opportunities as such opportunities arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of our borrowings to refinance existing debt or for general corporate purposes.

Although we are not required by our governing documents to maintain a ratio of debt to total market capitalization at any particular level, our Board of Directors will review our ratio of debt to total capital on a quarterly basis, with the goal of maintaining a reasonable rate consistent with our expected ratio of debt to total market capitalization going forward. Additionally, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our charter and bylaws do not limit the amount of debt that we may incur. Our Board of Directors has not adopted a policy limiting the total amount of debt that we may incur.

Our Board of Directors will consider a number of factors in evaluating the amount of debt that we may incur. If we adopt a debt policy, our Board of Directors may from time to time modify such policy in light of then-current economic conditions, relative costs of debt and equity capital, market values of our properties, general conditions in the market for debt and equity securities, fluctuations in the market price of our Common Stock, growth opportunities and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our stockholders, and we are not restricted by our governing documents or otherwise in the amount of leverage that we may use.

Lending Policies

In 2016, we loaned $11.0 million to a related party for the partial funding of the Sea Turtle Development project in Hilton Head, South Carolina and $1.0 million note receivable in consideration for the sale of a land parcel owned by the Company. The Company recognized $1.74 million and $5.26 million impairment charges on the note receivable during the years ended December 31, 2018 and 2017, respectively. At December 31, 2018 the carrying value of the note receivable was $5.00 million. We do not have a policy limiting our ability to make loans to other persons. We may consider offering purchase money financing in connection with the sale of properties where the provision of that financing will increase the value to be received by us for the property sold. We also may make loans to joint ventures in which we participate. However, we do not intend to engage in significant lending activities. Any loan we make will be consistent with maintaining our status as a REIT.

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

Sale or Refinancing of Properties. Upon the sale of certain of the properties by us, certain unitholders could incur adverse tax consequences which are different from the tax consequences to us and to holders of our Common Stock. Consequently, unitholders may have differing objectives regarding the appropriate pricing and timing of any such sale or repayment of indebtedness.

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

Policies With Respect To Other Activities

We have authority to offer Common Stock, Preferred Stock or options to purchase stock in exchange for property and to repurchase or otherwise acquire our Common Stock or other securities in the open market or otherwise, and we may engage in such activities in the future. We expect, but are not obligated, to issue Common Stock to holders of common units upon exercise of their redemption rights. Our Board of Directors has the authority, without further stockholder approval, to amend our charter to increase or decrease the number of authorized shares of Common Stock or Preferred Stock and authorize us to issue additional shares of Common Stock or Preferred Stock, in one or more series, including senior securities, in any manner, and on the terms and for the consideration, it deems appropriate. We have not engaged in trading, underwriting or agency distribution or sale of securities of other issuers other than our Operating Partnership and do not intend to do so. At all times, we intend to make investments in such a manner as to qualify as a REIT, unless because of circumstances or changes in the Code, or the Treasury regulations, our Board of Directors determines that it is no longer in our best interest to qualify as a REIT. In addition, we intend to make investments in such a way that we will not be treated as an "investment company" under the 1940 Act.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws.
The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance which covers a number of environmental risks for most of our properties.

Competition

Numerous commercial developers and real estate companies compete with us with respect to the leasing of properties. Some of these competitors may possess greater capital resources than we do, although we do not believe that any single competitor or group of competitors in any of the primary markets where our properties are located are dominant in that market. This competition may interfere with our ability to attract and retain tenants, leading to increased vacancy rates and/or reduced rents and adversely affect our ability to minimize operating expenses.

Retailers at our properties also face increasing competition from online retailers, outlet stores, discount shopping clubs, superstores, and other forms of sales and marketing of goods and services, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants.

Reporting Policies

The Company’s Common Stock is publicly traded on the NASDAQ under the ticker symbol “WHLR”.  We are subject to the information reporting requirements of the Exchange Act. Pursuant to those requirements, we are required to file annual and periodic reports, proxy statements and other information, including audited consolidated financial statements, with the SEC which can be found at http://www.sec.gov.

Additionally, we make available free of charge through our website http://www.whlr.us our most recent Annual Report on Form 10-K, including our audited consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

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
Our portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Midwest, which may cause us to be more susceptible to adverse developments in those markets than if we owned a more geographically diverse portfolio.
Our properties are located in Alabama, Virginia, North Carolina, Florida, Georgia, South Carolina, West Virginia, Kentucky, Oklahoma, Tennessee, New Jersey and Pennsylvania, which exposes us to greater economic risks than if we owned a more geographically diverse portfolio. If there is a downturn in the economy in our markets, our operations and our revenue and cash available for distribution, including cash available to pay distributions to our stockholders, could be materially adversely affected. We cannot assure you that our markets will grow or that underlying real estate fundamentals will be favorable to owners and operators of retail properties. Our operations may also be affected if competing properties are built in our markets. Moreover, submarkets within any of our markets may be dependent upon a limited number of industries. Any adverse economic or real estate developments in the Mid-Atlantic, Northeast, Southeast or Midwest markets, or any decrease in demand for retail space resulting from the regulatory environment, business climate or energy or fiscal problems, could adversely impact our financial condition, results of operations, cash flow, our ability to satisfy our debt service obligations and our ability to pay distributions to our stockholders.

As of December 31, 2018, we had approximately $369.61 million of indebtedness outstanding, which may expose us to the risk of default under our debt obligations.
As of December 31, 2018, our total indebtedness was approximately $369.61 million, a substantial portion of which is guaranteed by our Operating Partnership, and we may incur additional debt to finance future acquisition and development activities. Payments of principal and interest on borrowings may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

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

Failure to reduce our overadvance on the KeyBank Line of Credit may cause a default under its terms.
As of December 31, 2018, we are required to pay down the overadvance of $3.83 million on the KeyBank Line of Credit by February 28, 2019 or otherwise properly balance the borrowing base availability. If we are unable to properly balance the borrowing base availability we may use funds from our operations to pay down the indebtedness on the line of credit. A pay down from funds from our operations may leave us with insufficient cash resources to operate our properties or to pay the dividends currently contemplated or necessary to maintain our REIT qualification. This could have significant adverse consequences, including the following: our cash flow may be insufficient to make required principal and interest payments on our indebtedness; we may be unable to borrow additional funds as needed or on favorable terms, which could, among other things, adversely affect our ability to meet operational needs; we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness; and we may be forced to dispose of one or more of our properties, possibly on unfavorable terms or in violation of certain covenants to which we may be subject. If any one of these events were to occur, our financial condition, results of operations, cash flows and the trading price of our securities could be adversely affected. In addition, we may not have sufficient funds from operations to pay down the line of credit, which may cause a default under its terms, resulting in a foreclosure of properties that secure the line of credit. Furthermore, foreclosures could create taxable income without accompanying cash proceeds, which could hinder our ability to meet the REIT distribution requirements imposed by the Code.
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
As of December 31, 2018, leases representing approximately 7.08% of the square footage and approximately 10.31% of the annualized base rent of the properties in our portfolio are month-to-month leases or will expire during the twelve months ending December 31, 2019, and an additional 10.89% of the square footage of the properties in our portfolio was available. We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow ability to make distributions and per share trading price of our securities could be adversely affected.
We may be unable to identify and complete acquisitions of properties that meet our criteria, which may impede our growth and ability to pay dividends in the future.
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
If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we may be unable to refinance the properties when the loans become due, or to refinance on favorable terms. If interest rates are higher when we refinance our properties, our income could be reduced. If any of these events occur, our cash flow could be reduced. This, in turn, could reduce cash available for debt payments and distributions to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
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
As a result of various factors, including competitive pricing pressure in our submarkets, adverse conditions in the Northeast, Mid-Atlantic, Southeast and Midwest real estate markets, a general economic downturn and the desirability of our properties compared to other properties in our submarkets, we may be unable to realize the asking rents across the properties in our portfolio. In addition, the degree of discrepancy between our asking rents and the actual rents we are able to obtain may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain rental rates that are on average comparable to our asking rents across our portfolio, then our ability to generate cash flow growth will be negatively impacted. In addition, depending on asking rental rates at any given time as compared to expiring leases in our portfolio, from time to time rental rates for expiring leases may be higher than starting rental rates for new leases.
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
Our future success depends heavily upon the continued service of our key executives. In particular, we rely on the expertise and experience of David Kelly, our President and CEO, Matthew Reddy, our CFO and Andy Franklin, our Chief Operating Officer ("the COO"). We rely on their industry expertise and experience in our business operations, and in particular, their business vision, financial and accounting, management skills, and working relationship with our employees, our major shareholders, the regulatory authorities, and many of our tenants. If they became unable or unwilling to continue in their present positions, or they left our Company, we may not be able to replace them, our business may be significantly disrupted and our financial condition and results of operations may be materially adversely affected.
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
The terms of our Series D Preferred Stock require us to maintain a certain level of asset coverage. More specifically, we are required to maintain an asset coverage percentage of at least 200% on the last business day of each calendar quarter. This percentage is calculated by dividing (i) our total assets plus accumulated depreciation, plus accumulated amortization minus our total liabilities and indebtedness as reported in our financial statements (exclusive of the book value of any Redeemable and Term Preferred Stock) by (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of the outstanding shares of our Series D Preferred Stock and any outstanding shares of Redeemable and Term Preferred Stock. If we fail to satisfy the Asset Coverage Ratio (as defined in Note 9 to the consolidated financial statements of this Annual Report on Form 10-K), we must cure the failure during the period that expires at the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter. If we fail to cure the failure prior to the Asset Coverage Cure Date (as defined in Note 9 to the consolidated financial statements of this Annual Report on Form 10-K), the terms of our Series D Preferred Stock require us to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having an Asset Coverage Ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption.
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
The Stilwell Group filed a Schedule 13D announcing their plans to nominate director candidates for election to our board of directors at our 2019 annual meeting of stockholders. They were unsuccessful at this attempt at the 2018 annual meeting, but may seek board seats in 2019. Our business, operating results or financial condition could be harmed by these potential proxy contests because, among other things:

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
Substantial recent annual increases in online sales have also caused many retailers to sell products online on their websites with pick-ups at a store or warehouse or through deliveries. With special reference to our principal tenants, online grocery orders are available in some areas and may become a major factor affecting grocers in our portfolio.
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

The risks associated with undeveloped land parcels and related activities could have a material adverse effect on our results of operations.
We have six undeveloped parcels of land.  The risks inherent in owning land increase as demand or rental rates for office, retail or multifamily properties decreases. Real estate markets are uncertain, and as a result, the value of undeveloped land can fluctuate depending on prospective uses or intended developments. In addition, carrying costs, can be significant and can result in losses or reduced profitability. If there are subsequent changes in the fair value of our undeveloped land parcels that cause us to determine that the fair value of our undeveloped land parcels is less than their carrying basis reflected in our financial statements plus estimated costs to sell, we may be required to take future impairment charges which would reduce our net income and could materially and adversely affect our results of operations.

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

We suspended dividend payments with respect to our Series A Preferred, Series B Preferred and Series D Preferred for the fourth quarter 2018, first quarter 2019 and in March 2018 suspended the Common Stock dividend.
We suspended dividend payments with respect to our Series A Preferred, Series B Preferred and Series D Preferred for the fourth quarter 2018, first quarter 2019 and in March 2018 suspended the Common Stock dividend.  We plan to revisit the dividend payment policy with respect to our Series A Preferred, Series B Preferred and Series D Preferred in the second quarter of 2019.  See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Liquidity Needs” of this Annual Report.  As a result of this dividend suspension, no dividends may be declared or paid on the common stock until all accumulated accrued and unpaid dividends on our Series A Preferred, Series B Preferred and Series D Preferred have been, or contemporaneously are, declared and paid, or declared and a sum sufficient for the payment thereof is set apart for payment, for all past dividend periods.

Our common stock ranks junior to our Series A Preferred , Series B Preferred and Series D Preferred with respect to dividends and amounts payable in the event of our liquidation.
Our common stock ranks junior to our Series A Preferred, Series B Preferred and Series D Preferred with respect to the payment of dividends and amounts payable in the event of our liquidation, dissolution or winding-up.  This means that, unless accumulated accrued dividends have been paid or set aside for payment on all outstanding shares of our Series A Preferred, Series B Preferred and Series D Preferred for all past dividend periods, no dividends may be declared or paid, or set aside for payment on, our common stock. Likewise, in the event of our voluntary or involuntary liquidation, dissolution or winding-up, no distribution of our assets may be made to holders of our common stock until we have paid to holders of our Series A Preferred, Series B Preferred and Series D Preferred the applicable liquidation preference plus all accumulated accrued and unpaid dividends.

We suspended dividend payments with respect to our Series A Preferred, Series B Preferred and Series D Preferred for the fourth quarter 2018, first quarter 2019 and in March 2018 suspended the Common Stock dividend.  We plan to revisit the dividend payment policy with respect to our Series A Preferred, Series B Preferred and Series D Preferred in the second quarter of 2019.  See Part II, Item 7., “Management's Discussion and Analysis of Financial Condition and Results of Operations - Future Liquidity Needs” of this Annual Report.  As a result, the value of your investment in our common stock may suffer if sufficient funds are not available to first satisfy our obligations to the holders of our Series A Preferred, Series B Preferred and Series D Preferred in the event of our liquidation.

Our Operating Partnership may issue additional partnership units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.
As of December 31, 2018, we own 98.33% of the outstanding common units of our Operating Partnership, and we may, in connection with our acquisition of properties or otherwise, issue additional partnership units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because you will not directly own partnership units, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

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
We have elected to be taxed, and we operate in a manner that will allow us to qualify, as a REIT for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service (the “IRS”) that we qualify as a REIT, and the statements in this annual filing are not binding on the IRS or any court. Therefore, we cannot assure you that we qualify as a REIT, or that we will remain qualified as such in the future. If we lose our REIT status, we will face serious tax consequences that would substantially reduce the funds available for distribution to our stockholders for each of the years involved because:

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.
Our Portfolio

At December 31, 2018, we owned seventy-one properties, including sixty-four income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Oklahoma, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 5,716,471 gross leasable square feet of retail space, which we refer to as our operating portfolio. The following table presents an overview of our properties, based on information as of December 31, 2018.
Portfolio

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Occupied Square Foot Percentage	Total SF Occupied	Annualized Base Rent (2)	Annualized Base Rent per Occupied Sq. Foot
Alex City Marketplace	Alexander City, AL	19	147,791	100.0%	100.0%	147,791	$1,156,565	$7.83
Amscot Building (3)	Tampa, FL	1	2,500	100.0%	100.0%	2,500	115,849	46.34
Beaver Ruin Village	Lilburn, GA	27	74,038	84.7%	84.7%	62,701	1,091,836	17.41
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	448,130	12.83
Berkley (4)	Norfolk, VA	—	—	—%	—%	—	—	—
Berkley Shopping Center	Norfolk, VA	9	47,945	39.5%	39.5%	18,940	232,030	12.25
Brook Run Shopping Center	Richmond, VA	19	147,738	92.1%	92.1%	136,102	1,498,354	11.01
Brook Run Properties (4)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	10	54,397	100.0%	100.0%	54,397	596,441	10.96
Butler Square	Mauldin, SC	15	82,400	96.5%	96.5%	79,550	848,760	10.67
Cardinal Plaza	Henderson, NC	7	50,000	94.0%	94.0%	47,000	449,600	9.57
Chesapeake Square	Onley, VA	12	108,982	96.5%	96.5%	105,182	792,110	7.53
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	363,137	7.97
Columbia Fire Station	Columbia, SC	3	21,273	79.0%	79.0%	16,800	449,884	26.78
Courtland Commons (4)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	12	170,475	98.3%	98.3%	167,575	870,171	5.19
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	920,322	8.59
Cypress Shopping Center	Boiling Springs, SC	15	80,435	37.8%	37.8%	30,375	407,147	13.40
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	156,006	6.00
Devine Street	Columbia, SC	2	38,464	100.0%	100.0%	38,464	318,500	8.28
Edenton Commons (4)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	725,840	15.19
Forrest Gallery	Tullahoma, TN	24	214,451	93.0%	93.0%	199,504	1,348,619	6.76
Fort Howard Shopping Center	Rincon, GA	18	113,652	93.6%	93.6%	106,320	879,340	8.27
Freeway Junction	Stockbridge, GA	14	156,834	94.6%	94.6%	148,424	1,084,566	7.31
Franklin Village	Kittanning, PA	29	151,821	100.0%	100.0%	151,821	1,254,274	8.26
Franklinton Square	Franklinton, NC	13	65,366	90.7%	90.7%	59,300	542,253	9.14
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267,215	9.04
Graystone Crossing	Tega Cay, SC	11	21,997	100.0%	92.3%	20,297	545,353	26.87
Grove Park	Orangeburg, SC	15	106,557	87.5%	87.5%	93,265	737,810	7.91
Harbor Pointe (4)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	413,640	7.57
JANAF (6)	Norfolk, VA	117	810,137	85.9%	84.5%	684,533	7,819,908	11.42
Jenks Plaza	Jenks, OK	5	7,800	100.0%	100.0%	7,800	165,820	21.26
Laburnum Square	Richmond, VA	21	109,405	100.0%	100.0%	109,405	994,847	9.09
Ladson Crossing	Ladson, SC	15	52,607	100.0%	100.0%	52,607	491,572	9.34
LaGrange Marketplace	LaGrange, GA	13	76,594	95.3%	95.3%	72,994	417,150	5.71
Lake Greenwood Crossing	Greenwood, SC	5	47,546	85.0%	85.0%	40,418	316,490	7.83

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Occupied Square Foot Percentage	Total SF Occupied	Annualized Base Rent (2)	Annualized Base Rent per Occupied Sq. Foot
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	39,218	$256,162	$6.53
Litchfield Market Village	Pawleys Island, SC	18	86,740	86.6%	86.6%	75,103	911,274	12.13
Lumber River Village	Lumberton, NC	11	66,781	98.2%	98.2%	65,581	446,203	6.80
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	323,451	12.07
Nashville Commons	Nashville, NC	12	56,100	99.9%	99.9%	56,050	602,724	10.75
New Market Crossing	Mt. Airy, NC	13	117,076	96.0%	96.0%	112,368	976,833	8.69
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	42,785	346,979	8.11
Perimeter Square	Tulsa, OK	9	58,277	66.6%	66.6%	38,815	470,601	12.12
Pierpont Centre	Morgantown, WV	17	122,259	90.9%	89.3%	109,203	1,294,704	11.86
Port Crossing	Harrisonburg, VA	9	65,365	97.9%	97.9%	64,000	813,644	12.71
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140,203	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	98.5%	98.5%	89,788	688,391	7.67
Riversedge North (5)	Virginia Beach, VA	—	—	—%	—%	—	—	—
Rivergate Shopping Center	Macon, GA	31	201,680	97.5%	97.5%	196,719	2,814,797	14.31
Sangaree Plaza	Summerville, SC	9	66,948	100.0%	100.0%	66,948	648,335	9.68
Shoppes at Myrtle Park	Bluffton, SC	12	56,601	76.3%	76.3%	43,204	489,327	11.33
Shoppes at TJ Maxx	Richmond, VA	16	93,624	95.9%	95.9%	89,815	1,092,673	12.17
South Lake	Lexington, SC	6	44,318	14.2%	14.2%	6,300	89,793	14.25
South Park	Mullins, SC	3	60,734	83.2%	83.2%	50,509	351,189	6.95
South Square	Lancaster, SC	5	44,350	74.2%	74.2%	32,900	272,005	8.27
St. George Plaza	St. George, SC	6	59,279	86.5%	86.5%	51,278	332,439	6.48
St. Matthews	St. Matthews, SC	5	29,015	87.2%	87.2%	25,314	185,508	7.33
Sunshine Plaza	Lehigh Acres, FL	21	111,189	96.6%	96.6%	107,396	987,132	9.19
Surrey Plaza	Hawkinsville, GA	2	42,680	78.5%	78.5%	33,500	211,050	6.30
Tampa Festival	Tampa, FL	17	137,987	63.2%	63.2%	87,266	910,413	10.43
Tri-County Plaza	Royston, GA	6	67,577	89.2%	89.2%	60,277	399,073	6.62
Tulls Creek (4)	Moyock, NC	—	—	—%	—%	—	—	—
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	434,093	9.10
Village of Martinsville	Martinsville, VA	18	297,950	96.1%	96.1%	286,431	2,224,821	7.77
Walnut Hill Plaza	Petersburg, VA	6	87,239	34.3%	34.3%	29,957	268,048	8.95
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	485,140	9.75
Westland Square	West Columbia, SC	10	62,735	80.8%	80.8%	50,690	471,206	9.30
Winslow Plaza	Sicklerville, NJ	16	40,695	94.1%	94.1%	38,295	589,702	15.40
Total Portfolio		800	5,716,471	89.4%	89.1%	5,093,671	$49,247,452	$9.67

(1)	Reflects leases executed through January 9, 2019 that commence subsequent to the end of the current period.

(2)	Annualized based rent per occupied square foot, assumes base rent as of the end of the current reporting period, excludes the impact of tenant concessions and rent abatements.

(3)
We own the Amscot building, but we do not own the land underneath the buildings and instead lease the land pursuant to ground leases. As discussed in the financial statements, these ground leases require us to make annual rental payments and contain escalation clauses and renewal options.

(4)	This information is not available because the property is undeveloped.

(5)	This property is our corporate headquarters that we 100% occupy.

(6)	Square footage is net of management office the Company occupies on premise and buildings on ground lease which the Company only leases the land.

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2018.

Tenants		Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Base Rent Per Occupied Square Foot
1.	BI-LO (1)	$2,717	5.52%	380,675	6.66%	$7.14
2.	Food Lion	2,651	5.38%	325,576	5.70%	8.14
3.	Piggly Wiggly	1,474	2.99%	191,363	3.35%	7.70
4.	Kroger (2)	1,324	2.69%	186,064	3.25%	7.12
5.	Winn Dixie (1)	863	1.75%	133,575	2.34%	6.46
6.	Hobby Lobby	675	1.37%	114,298	2.00%	5.91
7.	Dollar Tree	660	1.34%	87,133	1.52%	7.57
8.	BJ's Wholesale Club	594	1.21%	147,400	2.58%	4.03
9.	Harris Teeter (2)	578	1.17%	39,946	0.70%	14.47
10.	TJ Maxx	574	1.17%	69,783	1.22%	8.23
		$12,110	24.59%	1,675,813	29.32%	$7.23

(1) These tenants are both owned by Southeastern Grocers.
(2) These tenants are both owned by The Kroger Company.

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2018.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	622,800	10.89%	—%	$—	—%	$—
Month-to-Month	16	33,491	0.59%	0.66%	433	0.88%	12.93
2019	133	370,966	6.49%	7.28%	4,642	9.43%	12.51
2020	170	1,238,042	21.66%	24.31%	10,234	20.78%	8.27
2021	138	702,359	12.29%	13.79%	7,060	14.33%	10.05
2022	112	462,647	8.09%	9.08%	5,343	10.84%	11.55
2023	96	659,199	11.53%	12.94%	6,405	13.01%	9.72
2024	42	418,792	7.33%	8.22%	3,553	7.21%	8.48
2025	20	312,103	5.46%	6.13%	2,925	5.94%	9.37
2026	23	304,186	5.32%	5.97%	2,713	5.51%	8.92
2027	12	83,850	1.47%	1.65%	1,023	2.08%	12.20
2028 and thereafter	38	508,036	8.88%	9.97%	4,916	9.99%	9.68
Total	800	5,716,471	100.00%	100.00%	$49,247	100.00%	$9.67

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

Item 3.    Legal Proceedings.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the Circuit Court for the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit. The non-jury trial of the lawsuit is scheduled for April 17-18, 2019. The parties are presently engaging in discovery. At this juncture, the outcome of the matter cannot be predicted.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is responding to the lawsuit, defending the lawsuit and has filed an answer denying liability; however, the parties are engaging in discovery. Trial has been scheduled for March 2-6, 2020. At this early juncture, the outcome of the matter cannot be predicted.

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit. The parties are presently engaging in written discovery. At this early juncture, the outcome of the matter cannot be predicted.

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

Approximate Number of Holders of Our Common Stock

As of February 27, 2019 there were 176 holders of record of our common stock. This number excludes our Common Stock owned by shareholders holding under nominee security position listings.

Dividend Policy

In the second quarter of 2017, we began paying dividends to holders of our Common Stock on a quarterly basis. Prior to this time we paid monthly dividends. In March 2018, the Board of Directors suspended the Common Stock dividends. On December 20, 2018 and February 27, 2019, the Board of Directors suspended the 2018 fourth quarter and 2019 first quarter dividends, respectively, on shares of its Series A Preferred, Series B Preferred and Series D Preferred. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.” We intend to make dividend distributions that will enable us to meet the distribution requirements applicable to REITs and to eliminate or minimize our obligation to pay income and excise taxes. We may in the future also choose to pay dividends in shares of our Common Stock.

Dividend Payments

We have made dividend payments to holders of our Common Stock and holders of common units in our Operating Partnership as follows in 2018 and 2017, all periods presented adjusted for our Reverse Stock Split, which was effective March 31, 2017:

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

Unregistered Sale of Securities

On October 4, 2018, the Company issued an aggregate of 10,869 of its common stock worth $50,000 pursuant to a Subscription Agreement between the Company and its former CFO, Wilkes J. Graham as consideration for the settlement and release of certain employment related claims of Mr. Graham.  The issuance of the 10,869 shares of common stock was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(a)(2) thereof and the provisions of Rule 506(b) of Regulation D promulgated thereunder.

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

Company Overview

We are a Maryland corporation formed with the principle objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood centers, grocery-anchored centers, community centers and free-standing retail properties that shifted focus in 2018 to managing, leasing and owning. Our strategy has been to opportunistically acquire quality, well-located, predominantly retail properties in secondary and tertiary markets that generate attractive risk-adjusted returns. We have targeted competitively protected properties located within developed areas, commonly referred to as in-fill, that possess minimal competition risk and are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Northeast, Mid-Atlantic, Southeast and Midwest.

Our portfolio is comprised of sixty-four retail shopping centers, our office building and six undeveloped land parcels. Thirteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, three are located in Oklahoma, one is located in Alabama, one is located in West Virginia and one is located Pennsylvania. Our operating portfolio has a total Gross Leasable Area ("GLA") of 5,716,471 square feet and an occupancy level of approximately 89.11%.

Recent Trends and Activities

There have been several significant events in 2018 that have impacted our company. These events are summarized below.

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

On January 18, 2018, the Company assumed a promissory note for $53.71 million for the purchase of JANAF at a rate of 4.49%. The loan matures in July 2023 with monthly principal and interest payments of $333,159.

On January 18, 2018, the Company assumed a promissory note for $5.16 million for the purchase of JANAF at a rate of 4.95%. The loan matures in January 2026 with monthly principal and interest payments of $29,964.

On January 18, 2018, the Company executed a promissory note for $6.50 million for the purchase of JANAF at a rate of 4.65%. The loan matures in January 2021 with interest due monthly through January 2019 and monthly principal and interest payments of $36,935 beginning in February 2019.

Dispositions

	Property	Contract Price	Gain	Net Proceeds
		(in thousands)
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	$1,270	$1,042	$1,160
June 19, 2018	Laskin Road Land Parcel (1.5 acres)	$2,858	$903	$2,747
September 27, 2018	Shoppes at Eagle Harbor	$5,705	$1,270	$2,071
October 22, 2018	Monarch Bank Building	$1,750	$151	$299
The sale of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor and Monarch Bank Building did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.
Assets Held for Sale
In 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”), along with the Monarch Bank Building, Shoppes at Eagle Harbor, Graystone Crossing and Jenks Plaza. Accordingly, these properties have been classified as held for sale.

The sale of the Land Parcels represents discontinued operations as it is a strategic shift to sell the undeveloped land parcels as opposed to holding for future development purposes. Accordingly, the assets and liabilities associated with the Land Parcels have been reclassified for all periods presented. Based on recent real estate sales transactions for undeveloped land within the surrounding market it was determined that the carrying value of the undeveloped land exceeded the fair value, less estimated selling costs by $3.94 million; accordingly, an impairment loss of that amount was recognized and is included in the loss from discontinued operations in the consolidated statements of operations. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs.

Revere Term Loan

The Company reduced the Revere Term Loan to $1.06 million at December 31, 2018 from $6.81 million at December 31, 2017, a decrease of $5.75 million, using the following sources: $4.27 million through sales of properties, $150 thousand though refinancing of properties and $1.33 million from operating cash. In addition, the Company paid the $575 thousand Exit Fee with proceeds from the Riversedge North refinance. Per the November 5, 2018 Fourth Amendment, the maturity date of the Revere Term Loan is February 1, 2019 at a rate of 10%. On January 29, 2019, the Company entered into a Sixth Amendment to Loan Documents to the Revere Term Loan (the “Revere Sixth Amendment”). The Revere Sixth Amendment extends the maturity date to April 1, 2019 from February 1, 2019 and creates an additional “Exit Fee” of $20 thousand.

KeyBank Credit Agreement

The Company reduced the KeyBank Line of Credit to $52.10 million at December 31, 2018 from $68.03 million at December 31, 2017, a decrease of $15.93 million by refinancing New Market, Ridgeland, Georgetown, Ladson Crossing, Lake

Greenwood and South Park collateralized portion of the December 21, 2017 Amended and Restated Credit Agreement (the "Amended and Restated Credit Agreement") for the KeyBank Line of Credit. These refinances resulted in a $3.83 million Overadvance on the Borrowing Base Availability. The Company is to repay the Overadvance of $3.83 million by February 28, 2019 or otherwise properly balance the Borrowing Base Availability. Based on discussions and correspondence with KeyBank, KeyBank is drafting documents to extend the time which the Company is to repay the Overadvance until at least March 31, 2019. As of December 31, 2018, the Amended and Restated Credit Agreement is collateralized by 10 properties, accruing interest at 5.02% with a December 2019 maturity.

Goodwill

During the last quarter of 2018, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets. The outcome of the annual goodwill impairment test resulted in an impairment of goodwill of $5.49 million, which was recorded in the audited consolidated financial statements during the year ended December 31, 2018.

Sea Turtle Development and Related Receivables

In 2016, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. In 2018 and 2017, the Company recognized $1.74 million and $5.26 million impairment charges, respectively, on the notes receivable and in 2017 fully reserved $1.34 million in accrued interest of which $895 thousand was due at note maturity. In 2018, the Company placed the notes receivable on nonaccrual status and has not recognized $1.44 million of interest income due on the notes for the twelve months ended December 31, 2018.

In 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development in Hilton Head, South Carolina was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

As of December 31, 2018, the Company believes the estimated fair market value of the development upon stabilization and lease up at a future date will provide for the cash required to repay the $5.00 million carrying value of the notes receivable in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include information available to the Company at December 31, 2018, including assumptions on future lease up and the estimated fair value at full stabilization. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. The notes are collateralized by a 2nd deed of trust on the property. If the holder of the $20.00 million 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Twelve Months Ended December 31,
	2018	2017 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	540,896	282,335
Leases renewed with rate decrease (sq feet)	43,935	70,049
Leases renewed with no rate change (sq feet)	109,139	218,077
Total leases renewed (sq feet)	693,970	570,461

Leases renewed with rate increase (count)	93	78
Leases renewed with rate decrease (count)	8	9
Leases renewed with no rate change (count)	18	25
Total leases renewed (count)	119	112

Option exercised (count)	31	60

Weighted average on rate increases (per sq foot)	$0.93	$0.92
Weighted average on rate decreases (per sq foot)	$(2.23)	$(1.18)
Weighted average rate (per sq foot)	$0.52	$0.31
Weighted average change over prior rates	6.05%	3.35%

New Leases(1):
New leases (sq feet)	290,986	160,341
New leases (count)	55	55
Weighted average rate (per sq foot)	$9.06	$11.95

Gross Leasable Area ("GLA") expiring during the next 12 months, including month-to-month leases	7.08%	9.39%
(1) Lease data presented for the years ended December 31, 2018 and 2017 is based on average rate per square foot over the renewed or new lease term.
(2) 2017 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2018 presentation.

Anchor Lease Modifications and Early Terminations
During the year ended December 31, 2018, the Company modified thirteen leases with Southeastern Grocers' ("SEG") anchor tenants and recaptured four locations. These modifications include a combination of term adjustments, rent adjustments (decreases and increases), deferred landlord contributions for remodels, and adjusted lease language. The Company elected to recapture Ladson Crossing, St. Matthews, South Park, and Tampa Festival in the second quarter of 2018. The Cypress Shopping Center lease expired on March 31, 2018. As part of the negotiated recaptures the Company received $246 thousand in termination fees during the year ended December 31, 2018. The remaining thirteen lease modifications were approved by the Southeastern Grocer's bankruptcy court in the second quarter of 2018. The initial annualized base rent impact of these modifications and recaptures, including the Cypress lease expiration, is approximately $2.50 million. Three of these locations have been backfilled and two of these locations had rents commence in 2018, with the third location commencing rent in February 2019.

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

The new standard related to revenue recognition had an immaterial effect in our consolidated financial statements as the Company only changed its accounting policies for revenue recognized on non-real estate lease contracts. Real estate lease contracts continue to be reported in accordance with historic accounting under Topic 605, as discussed in Note 2 of the audited consolidated financial statements.

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

Acquired Properties and Lease Intangibles

We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, tenant relationships, the value of in-place leases and ground lease sandwich interest. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Such amounts are based on estimates and forecasts which, by their nature, are highly subjective and may result in future changes in the event forecasts are not realized.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not recognize any impairment charges to its investment properties for the years ended December 31, 2018, 2017 and 2016.

The Company may decide to sell properties. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment charge is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recorded a $3.94 million impairment charge for the year ended December 31, 2018 on its undeveloped land parcels classified as held for sale and discontinued operations after making the decision to no longer pursue future development activities. No impairment charges were recorded for the years ended December 31, 2017 and 2016.

Notes Receivable

Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 of the audited consolidated financial statements for development of the project. The notes are secured by a 2nd deed of trust on the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest on and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization and lease up. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value.

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired by an amount equal to that difference.

Liquidity and Capital Resources

At December 31, 2018, our consolidated cash, cash equivalents and restricted cash totaled $18.00 million compared to consolidated cash, cash equivalents and restricted cash of $12.29 million at December 31, 2017. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2018	2017	$	%
Operating activities	$22,002	$23,818	$(1,816)	(7.62)%
Investing activities	$(22,450)	$(3,079)	$(19,371)	(629.13)%
Financing activities	$6,161	$(22,968)	$29,129	126.82%

Operating Activities
During the twelve months ended December 31, 2018, our cash flows from operating activities were $22.00 million, compared to cash flows from operating activities of $23.82 million during the twelve months ended December 31, 2017, representing a decrease of $1.82 million. This decrease is primarily a result of same store decreases of $1.49 million in property revenues, $1.18 million in third party revenues net of related expenses, $1.44 million decrease in interest income, increase of $772 thousand in corporate general and administrative expenses in addition to timing of payables and receivables. This same store activity was offset by $4.50 million in operating cash flows generated by new stores.
Investing Activities
During the twelve months ended December 31, 2018, our cash flows used in investing activities were $22.45 million, compared to cash flows used in investing activities of $3.08 million during the twelve months ended December 31, 2017, representing an increase of $19.37 million due to the following:

•	$23.15 million increase in cash outflows used for the acquisition of JANAF;

•
$1.74 million decrease in cash outflows on capital expenditures primarily a result of the redevelopment at Columbia Fire Station and tenant improvements at Forrest Gallery in 2017, partially offset by 2018 tenant improvements at Perimeter Square and Myrtle Park;

•
$1.99 million increase in cash received as a result of the 2018 sales of Chipotle ground lease at Conyers Crossing, the undeveloped land parcel at Laskin Road, Shoppes at Eagle Harbor and Monarch Bank Building compared to the 2017 sales of a land parcel at Carolina Place, the Steak n' Shake outparcel at Rivergate and Ruby Tuesdays/Outback at Pierpont Shopping Center.

Financing Activities

During the twelve months ended December 31, 2018, our cash flows provided by financing activities were $6.16 million, compared to $22.97 million of cash flows used in financing activities during the twelve months ended December 31, 2017, representing an increase of $29.13 million due to the following:

•	$21.16 million in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$11.65 million increase in loan proceeds due to the JANAF Bravo Loan, Columbia Fire Station Construction Loan advances, LaGrange, refinancing of six properties off the KeyBank Line of Credit and refinancing Riversedge North partially offset by prior year refinances and construction advances;

•
$10.63 million increase in loan principal payments primarily a result of the pay-down of the Revere Term Loan by $5.75 million and KeyBank Line of Credit of $15.93 million, partially offset by prior year loan principal payments;

•	$1.68 million decrease in cash flows used in discontinued operations a result of the 2017 paydown of debt related to the sale of Ruby Tuesdays/Outback at Pierpont Shopping Center; and

•
$6.15 million decrease in cash outflows for dividends and distributions primarily as a result of suspending Common Stock dividend distributions in 2018 resulting in a decrease of $8.40 million partially offset by an increase of $2.24 million in Series D Preferred distributions;

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2018 and 2017, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2018	2017
Fixed-rate notes	$286,611	$215,493
Adjustable-rate mortgages	26,503	29,506
Fixed-rate notes, assets held for sale	4,396	747
Floating-rate line of credit	52,102	68,032
Total debt	$369,612	$313,778

The weighted average interest rate and term of our fixed-rate debt including liabilities held for sale are 4.71% and 5.18 years, respectively, at December 31, 2018. We have $88.04 million of debt maturing, including scheduled principal repayments, during the year ending December 31, 2019. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the Note 7 included in the audited consolidated financial statements for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2018 are $88.04 million in debt maturities and principal payments due in 2019 and covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 7. Included in the $88.04 million due in the year ended December 31, 2019 is $52.10 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by ten properties within our portfolio and may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. Management intends to refinance the $22.12 million Rivergate loan, maturing in December 2019. Management intends to refinance the $6.50 million Perimeter loan, maturing in March 2019, or sell to pay-off the outstanding balance. The Revere Term Loan has been reduced by $553 thousand since December 31, 2018, $200 thousand from operating cash, $323 thousand in proceeds from the Jenks Plaza sale and $30 thousand in proceeds from the Harbor Pointe sale. This loan is expected to be paid in full by April 1, 2019. Subsequent to year end, upon the sale of a portion of the Harbor Pointe property the $460 thousand loan was paid in full. Additionally, $1.44 million in maturing debt fully amortizes through regularly scheduled principal payments.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates, with an existing property that needs a facelift to improve its marketability or when tenant improvements are required to make a space fit a particular tenant’s needs.

To meet these future liquidity needs, the Company had $3.54 million in cash and cash equivalents, $14.46 million held in lender reserves for the purpose of tenant improvements, real estate taxes and insurance at December 31, 2018 and intends to use cash generated from operations during the year ending December 31, 2019. In addition, in December 2018 and February 2019, the Board suspended the 2018 fourth quarter and 2019 first quarter dividend payments, respectively, on the Series A Preferred, Series B Preferred and Series D Preferred. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs, approximately ($3.04 million a quarter).
Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets including undeveloped land and sale of Graystone Crossing and possibly Perimeter Square combined with refinancing or paying debt down to reduce interest costs and mandatory principal repayments.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

Off-Balance Sheet Arrangements

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2,415,000, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.28 million, the principal amount of the bonds, as of December 31, 2018. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. In 2018, 2017, and 2016, we funded approximately $73 thousand, $58 thousand and $49 thousand, respectively in debt service shortfalls. No amounts have been accrued for this as of December 31, 2018 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of December 31, 2018, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 86 of this Annual Report on Form 10-K.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2018 and 2017, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2018	2017	$/#	%

PROPERTY DATA:
Number of properties owned and leased at period end (1)	64	64	—	—%
Aggregate gross leasable area at period end(1)	5,716,471	4,902,381	814,090	16.61%
Occupancy rate at period end (1)	89.1%	91.9%	(2.8)%	(3.05)%
FINANCIAL DATA:
Rental revenues	$50,952	$44,156	$6,796	15.39%
Asset management fees	189	927	(738)	(79.61)%
Commissions	140	899	(759)	(84.43)%
Tenant reimbursements	12,595	11,032	1,563	14.17%
Development income	—	537	(537)	(100.00)%
Other revenues	1,833	984	849	86.28%
Total Revenue	65,709	58,535	7,174	12.26%
EXPENSES:
Property operations	18,473	15,389	3,084	20.04%
Non-REIT management and leasing services	75	927	(852)	(91.91)%
Depreciation and amortization	27,094	26,231	863	3.29%
Impairment of goodwill	5,486	—	5,486	100.00%
Provision for credit losses	434	2,821	(2,387)	(84.62)%
Impairment of notes receivable	1,739	5,261	(3,522)	(66.95)%
Corporate general & administrative	8,228	7,364	864	11.73%
Other operating expense	250	—	250	100.00%
Total Operating Expenses	61,779	57,993	3,786	6.53%
Gain on disposal of properties	2,463	1,021	1,442	141.23%
Operating Income	6,393	1,563	4,830	309.02%
Interest income	4	1,443	(1,439)	(99.72)%
Interest expense	(20,228)	(17,165)	(3,063)	(17.84)%
Net Loss from Continuing Operations Before Income Taxes	(13,831)	(14,159)	328	2.32%
Income tax expense	(40)	(137)	97	70.80%
Net Loss from Continuing Operations	(13,871)	(14,296)	425	2.97%
Discontinued Operations
(Loss) income from discontinued operations	(3,938)	16	(3,954)	(24,712.50)%
Gain on disposal of properties	903	1,502	(599)	(39.88)%
Net (Loss) Income from Discontinued Operations	(3,035)	1,518	(4,553)	(299.93)%
Net Loss	(16,906)	(12,778)	(4,128)	(32.31)%
Less: Net loss attributable to noncontrolling interests	(406)	(684)	278	40.64%
Net Loss Attributable to Wheeler REIT	$(16,500)	$(12,094)	$(4,406)	(36.43)%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $65.71 million for the year ended December 31, 2018 compared to $58.54 million for the year ended December 31, 2017, a $7.17 million increase. The combined increases in rental revenues and tenant reimbursements of $8.36 million are primarily attributable to operations reported for the JANAF acquisition. The increase of $849 thousand in other revenues was a result of early lease termination fees associated with the Berkley Center Shopping Center Farm Fresh and the SEG store recaptures during 2018, partially offset by early termination fees associated with the BI-LO at the Shoppes at Myrtle Park during 2017. Total revenue earned for leasing, property management and development services decreased $2.03 million as a result of terminating certain contracts to provide these services to related party properties in February 2018.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $61.78 million, representing an increase of $3.79 million over the year ended December 31, 2017. The increase of $863 thousand noted in depreciation and amortization is a result of additional depreciation on the JANAF acquisition offset by the change in amortization taken on the write-off of lease intangibles associated with the 2018 SEG recaptures offset by the write-off of lease intangibles associated with the 2017 lease termination of BI-LO at Shoppes at Myrtle Park. Property operations increase of $3.08 million is primarily a result of the additional expenses associated with the JANAF acquisition. The decrease of $852 thousand in non-REIT management and leasing services is a result of decline in the number of non-REIT properties the Company manages.

For the year ended December 31, 2018, the Company recorded impairment charges of $5.49 million on goodwill and $1.74 million on the Sea Turtle Development notes receivable, which were partially offset by the 2017 impairment charge of $5.26 million on the Sea Turtle Development notes receivable.

Provision for credit losses for the year ended December 31, 2018 decreased $2.39 million, primarily a result of the $2.36 million provision for credit losses attributable to Sea Turtle Development and other related party receivables for the year ended December 31, 2017. Contracts to perform services for these entities were terminated in early 2018.

Corporate general and administrative expenses for the year ended December 31, 2018 increased $864 thousand, as a result of the following:

•	$1.06 million increase in professional fees associated with hiring of KeyBanc Advisors which is a one-time cost, proxy solicitation and increased audit and legal costs;

•
$801 thousand decrease in acquisition and development costs as a result of no longer acquiring properties offset by writing off costs associated with both the development of an outparcel at Folly Road and a Lightbridge joint venture, both which the Company is no longer pursuing; and

•
$538 thousand decrease in costs allocated from corporate administration to non-REIT management and leasing services resulting from the termination of certain contracts to provide these services to related party properties in February 2018.

Other operating expenses increased $250 thousand for the year ended December 31, 2018 as a result of lease termination expense for $250 thousand to allow the space to be available for a high credit grocery store tenant.
Gain on Disposal of Properties

Gain on disposal of properties increased $1.44 million during the year ended December 31, 2018, when compared to the prior year, which is a result of the sale of Shoppes at Eagle Harbor, Chipotle ground lease at Conyers Crossing and Monarch Bank Building in 2018 net of the 2017 sale of Carolina Place and Steak n' Shake outparcel at Rivergate.

Interest Income

Interest income was $4 thousand for the year ended December 31, 2018, which represents a decrease of $1.44 million as compared to $1.44 million for the year ended December 31, 2017. The decreases are primarily attributable to the Company placing the notes receivable on non-accrual status and not recognizing $1.44 million in interest income for the year ended December 31, 2018, due to note impairment.

Interest Expense

Interest expense increased $3.06 million or 17.84% for the year ended December 31, 2018, compared to $17.17 million for the year ended December 31, 2017. The increase is primarily attributed to the incremental debt service associated with the additional borrowings utilized to acquire JANAF and increases in Libor on variable rate debt.

Discontinued Operations

Net loss from discontinued operations totaled $3.04 million for the year ended December 31, 2018, compared to net income of $1.52 million for the year ended December 31, 2017. The loss for 2018 is primarily a result of $3.94 million impairment charge on Land Parcels, partially offset by the gain on the sale of the Laskin Road land parcel while income for 2017 resulted from the sale of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre.

Same Store and New Store Operating Income

Net operating income (“NOI”) is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures, impairment of goodwill, impairment of notes receivable and leasing costs, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

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

Same store discontinued operations financial information reflects the activity for the following properties:

•	Outback Steakhouse and Ruby Tuesday ground leases at Pierpont Centre (acquired January 14, 2015, sold February 28, 2017)

•	Laskin Road land parcel (acquired January 9, 2015, sold June 19, 2018)

	Years Ended December 31,
	Same Store		New Store		Total
	2018	2017	2018	2017	2018	2017
	(in thousands)
Net Loss	$(16,696)	$(12,778)	$(210)	$—	$(16,906)	$(12,778)
Adjustments:
Net Loss (Income) from Discontinued Operations	3,035	(1,518)	—	—	3,035	(1,518)
Income tax expense	40	137	—	—	40	137
Interest expense	17,379	17,165	2,849	—	20,228	17,165
Interest income	(4)	(1,443)	—	—	(4)	(1,443)
Gain on disposal of properties	(2,463)	(1,021)	—	—	(2,463)	(1,021)
Other operating expenses	—	—	250	—	250	—
Corporate general & administrative	8,136	7,364	92	—	8,228	7,364
Impairment of notes receivable	1,739	5,261	—	—	1,739	5,261
Provision for credit losses- non-tenant	(77)	2,364	—	—	(77)	2,364
Impairment of goodwill	5,486	—	—	—	5,486	—
Depreciation and amortization	22,386	26,231	4,708	—	27,094	26,231
Non-REIT management and leasing services	75	927	—	—	75	927
Development income	—	(537)	—	—	—	(537)
Asset management and commission revenues	(329)	(1,826)	—	—	(329)	(1,826)
Property Net Operating Income	$38,707	$40,326	$7,689	$—	$46,396	$40,326

Property revenues	$54,680	$56,172	$10,700	$—	$65,380	$56,172
Property expenses	15,572	15,389	2,901	—	18,473	15,389
Provision for credit losses- tenant	401	457	110	—	511	457
Property Net Operating Income	$38,707	$40,326	$7,689	$—	$46,396	$40,326
Property Revenues

Total same store property revenues for the year ended December 31, 2018 decreased to $54.68 million compared to $56.17 million for the year ended December 31, 2017. The decrease is primarily a result of SEG recaptures and rent modifications accompanied by expiring anchor leases at South Lake, Fort Howard and Walnut Hill offset by the $980 thousand termination fee for the Farm Fresh Shopping Center at Berkley Shopping Center.

The twelve months ended December 31, 2018, represents a partial period of activity for JANAF shopping center. This property (new stores) contributed $10.70 million in revenues for 2018 compared to no revenue for 2017.

Property Expenses

Total same store property expenses for the year ended December 31, 2018 were relatively flat at $15.57 million, compared to $15.39 million for the year ended December 31, 2017, representing an increase of $183 thousand. Total property expenses increased primarily due to new store increases of $2.90 million.

There were no significant unusual or non-recurring items included in new store property expenses for the year ended December 31, 2018.

Property Net Operating Income

Total property net operating income was $46.40 million for the year ended December 31, 2018, compared to $40.33 million for the year ended December 31, 2017 representing an increase of $6.07 million over 2017. New stores accounted for this increase by generating $7.69 million in property net operating income for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017.

Funds from Operations

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of goodwill, impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a comparison of same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2018 and 2017 (in thousands):

	Years Ended December 31,
	Same Stores		New Stores		Total		Year Over Year Changes
	2018	2017	2018	2017	2018	2017	$	%
Net loss	$(16,696)	$(12,778)	$(210)	$—	$(16,906)	$(12,778)	$(4,128)	(32.31)%
Depreciation and amortization of real estate assets	22,386	26,231	4,708	—	27,094	26,231	863	3.29%
Impairment of goodwill	5,486	—	—	—	5,486	—	5,486	100.00%
Impairment of land	3,938	—	—	—	3,938	—	3,938	100.00%
Gain on disposal of properties	(2,463)	(1,021)	—	—	(2,463)	(1,021)	(1,442)	(141.23)%
Gain on disposal of properties-discontinued operations	(903)	(1,502)	—	—	(903)	(1,502)	599	39.88%
FFO	$11,748	$10,930	$4,498	$—	$16,246	$10,930	$5,316	48.64%

Total FFO increased $5.32 million for the year ended December 31, 2018, primarily due to incremental new store FFO of $4.50 million attributable to the JANAF acquisition partially offset by the same store changes described above.

During the year ended December 31, 2018, same store FFO increased $818 thousand primarily due to the following:

•	$3.52 million decrease in impairment charge on notes receivable;

•	$2.44 million decrease in provision for non-tenant credit losses; offset by:

•	$1.44 million decrease in interest income as notes receivable are on a non-accrual basis;

•
$1.18 million decrease in development, asset management and commission revenues, net of savings on related non-REIT management and leasing services as a result of termination of related party agreements to perform services;

•	$1.62 million decrease in property net operating income; and

•	$772 thousand increase in corporate general and administrative expenses.

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

Total AFFO for the years ended December 31, 2018 and 2017 is shown in the table below (in thousands):

	Years Ended December 31,
	2018	2017
FFO	$16,246	$10,930
Preferred Stock dividends - declared	(9,790)	(9,969)
Preferred Stock dividends - undeclared	(3,037)	—
Preferred Stock accretion adjustments	678	809
FFO available to common shareholders and common unitholders	4,097	1,770
Impairment of notes receivable	1,739	5,261
Acquisition and development costs	300	1,101
Capital related costs	576	663
Other non-recurring and non-cash expenses	103	294
Share-based compensation	940	870
Straight-line rent	(1,197)	(712)
Loan cost amortization	2,363	3,087
Accrued interest income	—	415
(Below)/above market lease amortization	(695)	453
Recurring capital expenditures and tenant improvement reserves	(1,143)	(941)
AFFO	$7,083	$12,261

Acquisition and development costs at December 31, 2018 are related to the write-off of costs associated with the construction contract for the development of an outparcel at Folly Road and a Light Bridge joint venture, both of which the Company is no longer pursuing. Acquisition expenses at December 31, 2017 were primarily related to compensation paid to personnel working directly on acquisitions related activities and other costs associated with due diligence of potential acquisitions at that time. In 2018, the Company adopted ASU 2017-01 and external acquisition costs are now capitalized as part of the acquisition. The Company has ceased acquisition activities since acquiring JANAF. Thus, internal salaries previously related to acquisitions have been reallocated to compensation and benefits and not represented in acquisition costs during 2018.

Other nonrecurring and non-cash expenses are miscellaneous costs we believe will not be incurred on a going forward basis including expenses such as vacation accrual, severance and consulting fees which are no longer under contract and are not expected to be under contract for the foreseeable future. Accrued interest income represents interest income on notes receivable due at maturity which was fully reserved as of December 31, 2017.

Impairment on notes receivable in 2018 and 2017 relates to a impairment charge of $1.74 million and $5.26 million, respectively, on notes receivable related to Sea Turtle Development that is not indicative of our core portfolio of properties and future operations.

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

	For the Years Ended December 31,		Year over Year Changes
	2017	2016	$/#	%

PROPERTY DATA:
Number of properties owned and leased at period end (1)	64	64	—	—%
Aggregate gross leasable area at period end (1)	4,902,381	4,906,511	(4,130)	(0.08)%
Occupancy rate at period end (1)	91.9%	94.0%	(2.1)%	(2.23)%
FINANCIAL DATA:
Rental revenues	$44,156	$33,165	$10,991	33.14%
Asset management fees	927	855	72	8.42%
Commissions	899	964	(65)	(6.74)%
Tenant reimbursements	11,032	8,649	2,383	27.55%
Development income	537	244	293	120.08%
Other revenues	984	283	701	247.70%
Total Revenue	58,535	44,160	14,375	32.55%
EXPENSES:
Property operations	15,389	11,898	3,491	29.34%
Non-REIT management and leasing services	927	1,567	(640)	(40.84)%
Depreciation and amortization	26,231	20,637	5,594	27.11%
Provision for credit losses	2,821	425	2,396	563.76%
Impairment of notes receivable	5,261	—	5,261	—%
Corporate general & administrative	7,364	9,924	(2,560)	(25.80)%
Total Operating Expenses	57,993	44,451	13,542	30.47%
Gain on disposal of properties	1,021	—	1,021	—%
Operating Income (Loss)	1,563	(291)	1,854	637.11%
Interest income	1,443	692	751	108.53%
Interest expense	(17,165)	(13,356)	(3,809)	(28.52)%
Net Loss from Continuing Operations Before Income Taxes	(14,159)	(12,955)	(1,204)	(9.29)%
Income tax expense	(137)	(107)	(30)	(28.04)%
Net Loss from Continuing Operations	(14,296)	(13,062)	(1,234)	(9.45)%
Discontinued Operations
Income from discontinued operations	16	136	(120)	(88.24)%
Gain on disposal of properties	1,502	688	814	118.31%
Net Income from Discontinued Operations	1,518	824	694	84.22%
Net Loss	(12,778)	(12,238)	(540)	(4.41)%
Net loss attributable to noncontrolling interests	(684)	(1,035)	351	33.91%
Net Loss Attributable to Wheeler REIT	$(12,094)	$(11,203)	$(891)	(7.95)%
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

Funds from Operations

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results

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

Total AFFO for the years ended December 31, 2017 and 2016 is shown in the table below (in thousands):

	Years Ended December 31,
	2017	2016
FFO	$10,930	$7,711
Preferred Stock dividends	(9,969)	(4,713)
Preferred Stock accretion adjustments	809	417
FFO available to common shareholders and common unitholders	1,770	3,415
Impairment of notes receivable	5,261	—
Acquisition and development costs	1,101	2,029
Capital related costs	663	514
Other non-recurring and non-cash expenses	294	664
Share-based compensation	870	1,454
Straight-line rent	(712)	(386)
Loan cost amortization	3,087	2,126
Accrued interest income	415	(415)
Above/below market lease amortization	453	29
Recurring capital expenditures and tenant improvement reserves	(941)	(760)
AFFO	$12,261	$8,670

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

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 80 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2018 (the end of the period covered by this Annual Report).

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2018 were effective.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the three months ended December 31, 2018 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
The following table sets forth certain information concerning our directors, executive officers and certain other officers:

Name	Age	Position
David Kelly	54	Chief Executive Officer and Director (previously Chief Investment Officer)
Matthew T. Reddy	36	Chief Financial Officer (previously Chief Accounting Officer)
M. Andrew Franklin	38	Chief Operating Officer (previously Senior Vice President of Operations)
Stewart J. Brown (1)	71	Director
John McAuliffe (1)	65	Director
Carl B. McGowan, Jr. (1)	71	Director
Jeffrey Zwerdling (1)	74	Director
John Sweet (1)	74	Chairman of Board of Directors
Andrew Jones (1)	56	Director
Sean F. Armstrong (1)	57	Director
(1)    Independent director.

Biographical Summaries of Directors and Executive Officers
The following are biographical summaries of the experience of our directors and executive officers.

David Kelly was appointed as CEO in January 2018 and has served as a director of the Company since 2011. Mr. Kelly has over 25 years of experience in the real estate industry. Mr. Kelly previously served as CIO. Prior to joining the Company, Mr. Kelly served as a Principal with Kelly Development, LLC, a real estate development firm he founded in March 2011, which specializes in the acquisition and management of retail properties in the Mid-Atlantic region. Prior to founding Kelly Development, Mr. Kelly served as the Director of Real Estate for Supervalu, Inc., a Fortune 100 supermarket retailer, from 1998 through 2011. Prior to his time with Supervalu, Mr. Kelly served as an Asset Manager from 1993 through 1998. Mr. Kelly currently serves on the Board of Directors of the Norfolk, Virginia SPCA. He earned a Bachelor of Science in Finance degree from Bentley College (now Bentley University). Mr. Kelly was selected as a director based upon his years of experience in the real estate industry as well as his real estate management experience within a publicly traded company.

Matthew T. Reddy was named as CFO in February 2018. Mr. Reddy previously served as our Chief Accounting Officer since June 2015. Prior to joining the Company, Mr. Reddy worked at Liberty Tax, Inc. (“Liberty”), serving as Assistant Vice President of Online Products from 2014 to 2015, where his responsibilities included coordination and leadership of Liberty’s online tax business. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. His primary responsibilities in these positions included overseeing corporate forecasting, assisting in the planning and analysis of business and financial strategies, and managing Liberty’s accounting team. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor. Mr. Reddy is a Certified Public Accountant and holds a degree in accounting from James Madison University.

M. Andrew Franklin was appointed to COO in February 2018. He previously served as the Senior Vice President of Operations since January 2017. Mr. Franklin has over 18 years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our growing portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day to day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 Million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

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

Jeffery M. Zwerdling has served as a director of the Company since 2013. Mr. Zwerdling is founder and managing partner of the law firm of Zwerdling, Oppleman & Adams which was formed in 1972 in Richmond, Virginia. Mr. Zwerdling’s areas of concentration include corporate law, commercial and residential real estate, personal estate planning, and general litigation. From 1999-2012 he served as President and Director of The Corporate Centre, a 225,000 square foot office park complex located in Richmond, Virginia. In May of 2013, Mr. Zwerdling was appointed to the Board of Directors of Capitol Securities Management Inc. (“CSM”). CSM is a Financial Industry Regulatory Authority registered broker dealer whose assets exceed $4 billion. Mr. Zwerdling was commissioned as a Second Lieutenant in the United States Army in 1967, served in the Army Reserve and Virginia National Guard, and received his honorable discharge after obtaining the rank of Captain in 1981. Mr. Zwerdling holds a Bachelor of Science Degree from Virginia Commonwealth University and received a Juris Doctor Degree from the College of William and Mary School of Law. He was an organizational investor in Southern Community Bank & Trust, now Village Bank. In 1998, Mr. Zwerdling was elected to the Board of Directors of Supertel Hospitality, Inc., a public company which trades on the Nasdaq Stock Exchange. Supertel is a real estate investment trust (REIT) which is a focused-service segment of the lodging industry. During his tenure at Supertel, Mr. Zwerdling served on various committees, including the Acquisitions and Dispositions Committee, and was a member and former chairman of the Audit Committee. Prior to being appointed a Director of the Company in September 2013, Mr. Zwerdling served as a Board Observer for the Company. He is a Master Mason of Fraternal Lodge No. 53, belongs to the Scottish Rite of Freemasonry, and is a Noble of the Acca Temple Shrine of Richmond, Virginia. Mr. Zwerdling was chosen as a director based upon his legal experience in real estate matters and his vast experiences with real estate investment trusts.

John Sweet has served as a director of the Company since 2016 and was appointed to Chairman of the Board in 2018. Mr. Sweet has forty years of investment banking and corporate finance experience. Mr. Sweet is the co-founder and Chief Investment Officer at Physicians Realty Trust (NYSE:DOC), a self-managed healthcare real estate investment trust. Prior to founding Physicians Realty Trust in 2013, Mr. Sweet was a Managing Director for the privately owned, full-service, specialty investment firm, Ziegler. While at Ziegler, Mr. Sweet assisted in the financing and then management of a medical office building investment fund which became the initial core portfolio for Physicians Realty Trust. In 2002, Mr. Sweet also co-founded Windrose Medical Properties Trust, a publicly traded medical office REIT that was sold to Healthcare REIT (NASDAQ:HCN) in 2006. John has been involved at a senior financial level in publicly traded and private companies, family offices and investment banking firm over the course of his career. He has also served on the boards of philanthropic and charitable organizations and was in the Army from 1968-1970. Mr. Sweet received his Bachelor’s degree in Business Administration from St. John Fisher College and an MBA from Rochester Institute of Technology. Mr. Sweet was chosen as a director based on his leadership and experience managing a publically-traded REIT.

Andrew R. Jones, CFA, has served as a director of the Company since 2018. Mr. Jones is Founder and Chief Executive Officer of North Star Partners, LP.  Since its founding in January 1996, North Star has been an alternative investment program that is dedicated to value investing and focuses on the small-cap sector of the U.S. equity markets.  Prior to the formation of North Star, Mr. Jones was a Managing Director at Tweedy, Browne Company, LP.  Mr. Jones is a former director of Certus Bank, NA, Cornell Companies, Inc. and Chem Rx Corporation.  He is a Chartered Financial Analyst and is a member of the New York Society of Securities Analysts.  Mr. Jones received a BS in Finance from Ithaca College and an MBA in Finance from the

University of Chicago.  Mr. Jones was chosen as a director based on his expertise within the real estate industry and financial markets.

Sean F. Armstrong, CFA, has served as a director of the Company since 2018. Mr. Armstrong serves as Principal & Portfolio Manager of Westport Capital Partners LLC. Mr. Armstrong has over 24 years of real estate investment experience across the spectrum of property types, including retail shopping centers. He has had direct experience in the asset management for both transitional and stabilized properties, including new development. Prior to joining Westport in 2006, Mr. Armstrong was a Managing Director at Oaktree Capital Management and one of the real estate group’s senior professionals. Mr. Armstrong was formerly a director of Lodgian, Inc., a Delaware corporation listed on the American Stock Exchange. Mr. Armstrong graduated with a B.S. in Biomedical Engineering magna cum laude from the University of Southern California, where he was elected to Phi Beta Kappa. He went on to earn an MBA in Finance magna cum laude, also from the University of Southern California. He is a Chartered Financial Analyst. Mr. Armstrong was chosen as a director based on his expertise within the real estate industry and the financial markets.

Corporate Governance Profile
Our board consists of eight directors, seven of whom are independent as determined in accordance with the listing standards established by the NASDAQ Capital Market, and our board makes an affirmative determination as to the independence of each of our directors on an annual basis. We have adopted a code of business ethics and corporate governance principles.

Role of the Board in Risk Oversight
One of the key functions of our Board of Directors is informed oversight of our risk management process. Our Board of Directors administers this oversight function directly, with support from its five standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee, the Investment Committee and the Finance Committee, each of which addresses risks specific to their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. Our Finance Committee is responsible for overseeing the financial policies and practices of the Company.

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

The Nominating and Corporate Governance Committee will consider persons recommended by stockholders to become nominees for election as directors, provided that those recommendations are submitted in writing to our Corporate Secretary specifying the nominee’s name and qualifications for Board membership. For a stockholder to nominate a director candidate, the stockholder must comply with the advance notice provisions and other requirements of Section 11 of Article II of our bylaws.

We urge any stockholder who intends to recommend a director candidate to the Nominating and Corporate Governance Committee for consideration to review thoroughly our Nominating and Corporate Governance Committee Charter and Section 11 of Article II of our bylaws. Copies of our Nominating and Corporate Governance Committee Charter and our bylaws are available upon written request to Angelica Beltran, Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Boulevard, Virginia Beach, Virginia 23452

Stockholder proposals including nominations for persons for election to the Board of Directors, for our Annual Meeting to be held in 2019 must be received by us between April 3, 2019 and May 3, 2019, and must otherwise comply with the rules promulgated by the SEC to be considered for inclusion in our proxy statement for that year.

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

Board Meetings During Fiscal 2018
The Board met nineteen times during fiscal year 2018. No directors attended fewer than 75% of the meetings of the aggregate of: (i) The total number of meetings of the Board (held during the period for which he or she has been a director); and (ii) the total number of meetings held by all committees of the Board on which he or she served (during the periods that he or she served). Under the Company’s Corporate Governance Guidelines, each director is expected to dedicate sufficient time, energy and attention to ensure the diligent performance of his or her duties, including by attending meetings of the stockholders of the Company, the Board and Committees of which he or she is a member.
Board Committees
Our Board of Directors has established five standing committees: an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, an Investment Committee and a Finance Committee. The principal functions of each committee are briefly described below. Each of these committees is comprised exclusively of independent directors. Additionally, our board of directors may from time to time establish certain other committees to facilitate the management of our company.
Audit Committee
Our Audit Committee consists of three of our independent directors: Carl B. McGowan, Jr., Stewart Brown and Andrew Jones. Dr. McGowan, the chairman of our Audit Committee, qualifies as an “audit committee financial expert” as that term is defined by the applicable SEC regulations and NASDAQ Capital Market corporate governance requirements. In addition, each of the Audit Committee members is “financially sophisticated” as that term is defined by the NASDAQ Capital Market corporate governance requirements. The functions of the Audit Committee are described below under the heading “Report of the Audit Committee.” The charter of the Audit Committee was adopted on November 16, 2012, and is available on the Company’s Investor Relations tab of our website (www.whlr.us). All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Audit Committee met five times in 2018.
Nominating and Corporate Governance Committee
Our Nominating and Corporate Governance Committee consists of three of our independent directors: Stewart J. Brown, John Sweet and Carl B. McGowan, Jr.. Mr. Brown has been designated as chair of this committee. The Nominating and Corporate Governance Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company’s Corporate Governance Guidelines. In addition, the Nominating and Corporate Governance Committee develops and reviews background information on candidates for the Board and makes recommendations to the Board regarding such candidates. The Nominating and Corporate Governance Committee also prepares and supervises the Board’s annual review of director independence and the Board’s performance self-evaluation. The charter of the Nominating and Corporate Governance Committee was adopted on November 16, 2012 and updated in 2016, and is available on the Company’s Investor Relations website (www.whlr.us). All of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Nominating and Corporate Governance Committee met six times in 2018.
Compensation Committee
Our Compensation Committee consists of three of our independent directors: John McAuliffe, Jeffrey Zwerdling, and John Sweet. Mr. Zwerdling has been designated as chair of the Compensation Committee. The Compensation Committee is responsible for overseeing the policies of the Company relating to compensation to be paid by the Company to the Company’s principal executive officer and any other officers designated by the Board, and to make recommendations to the Board with respect to such policies, produce necessary reports on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable rules and regulations and to monitor the development and implementation of succession plans for the principal executive officer and other key executives and make recommendations to the Board with respect to such plans. The charter of the Compensation Committee was adopted on November 16, 2012 and updated in 2014 and 2016, and is available on the Company’s Investor Relations website (www.whlr.us). All of the members of the Compensation Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. The Compensation Committee may not delegate its authority to other persons. While the Company’s executives will communicate with the Compensation Committee regarding executive compensation issues, the Company’s executive officers do not participate in any executive compensation decisions. The Compensation Committee met once in 2018.

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
Investment Committee
Our Investment Committee consists of two independent directors: Sean Armstrong and Jeffrey Zwerdling. Mr. Armstrong has been designated as the chair of this committee. The Investment Committee is responsible for reviewing and analyzing strategic real estate acquisitions and investments. In addition, the Investment Committee makes recommendations to the Board regarding the potential real estate acquisitions and investments. The Investment Committee was formed on September 25, 2013 and has not adopted a charter. All of the members of the Investment Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles. Members of the Investment Committee toured certain properties of ours in 2018.
Finance Committee
Our Finance Committee consists of four independent directors: Stewart J. Brown, John McAuliffe, Sean Armstrong and Andrew Jones. Mr. McAuliffe has been designated as chair of this committee. The Finance Committee is responsible for overseeing the financial policies and practices of the Company. In addition, the Finance Committee oversees the budget process of the Company, including the review of budget policies, practices, and annual budget schedule. The Finance Committee provides regular review of the budget throughout the year and recommends to the Board any changes, additions or deletions to the financial policies and practices as it deems appropriate. The Finance Committee was formed in February 2016 and has not adopted a charter. All of the members of the Finance Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company’s Corporate Governance Principles.

Compliance with Section 16(a) of Reporting Requirements
Based solely on a review of Forms 3 and 4 and any amendments thereto furnished us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2018 our officers, directors, and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements, except a late Form 4 was filed for one of our Directors, Stewart Brown on March 27, 2018 reporting the March 21, 2018 and March 22, 2018 purchase of 2,300 and 400 shares of common stock, respectively.

Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics, which applies to all directors, officers and employees. The text of the document is available on the Company’s Investor Relations tab of our website (www.whlr.us). The Company intends to post any amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s CEO and CFO) at this location on its website. The Company will provide a copy of our Code of Business Conduct and Ethics, without charge, to its shareholders. Request for copies should be directed to the Company's CEO at the address indicated on the cover page of this Annual Report on Form 10-K.

Item 11.    Executive Compensation.

Role of Compensation Committee
Executive compensation is overseen by the Compensation Committee, which we created in connection with our IPO in 2012. Our Compensation Committee consists of three of our independent directors: John Sweet, John McAuliffe and Jeffrey Zwerdling. Mr. Zwerdling has been designated as chair of the Compensation Committee. The committee is responsible for establishing, implementing, and continually monitoring adherence to our compensation philosophy as applied to our NEOs.
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

Stock Plans
2015 Long-Term Incentive Plan
Pursuant to our 2015 Long-Term Incentive Plan, we may award incentives covering an aggregate of 125,000 shares of our Common Stock. As of February 27, 2019, we have issued 83,896 shares under the plan to employees, directors and outside contractors for services provided.
2016 Long-Term Incentive Plan
Pursuant to our 2016 Long-Term Incentive Plan, we may award incentives covering an aggregate of 625,000 shares of our Common Stock. As of February 27, 2019, we have issued 491,104 under the plan to employees, directors and outside contractors for services provided.
Security Authorized For Issuance Under Equity Compensation Plan

The following table sets forth information as of December 31, 2018 regarding our compensation plans and the Common Stock we may issue under the plan.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	355,618
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	355,618
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 125,000 and 625,000 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.

Grants of Plan Based Awards in 2018
The following Common Stock share awards were made in 2018. Awards were made in 2018 to the named executive officer.

Name	Grant Date	All Other Stock Awards: Number of shares of stock or units (1)	Grant Date Fair Value
Wilkes Graham	September 12, 2018	10,869	$50,000
Total		10,869	$50,000
(1) Dividends are paid on all issued shares of Common Stock at the same rate and time as paid to all other holders of our shares of Common Stock as declared by our Board.

Outstanding Equity Awards at Fiscal-Year End
The Company has no outstanding Equity Awards at the end of the 2018 fiscal year.

Compensation Tables
Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of the NEOs, calculated in accordance with SEC rules and regulations.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)
David Kelly	2018	388,462	—	—	—	—	14,179	(1)	402,641
Chief Executive Officer (2)	2017	298,077	—	—	—	—	11,007	(6)	309,084

Jon S. Wheeler	2018	47,500	—	—	—	—	2,495	(1)	49,995
Former Chief Executive Officer (5)	2017	475,000	—	—	—	—	8,618	(6)	483,618

Andrew Franklin	2018	244,231	—	—	—	—	17,334	(1)	261,565
Chief Operating Officer (3)

Matthew Reddy	2018	246,731	—	—	—	—	17,027	(1)	263,758
Chief Financial Officer (4)

(1)    Company's match on 401(k) plan other Company provided benefits (ex. Group Term Life, Short-term and Long-term Disability and Medical Coverage) available to all employees.
(2)    Mr. Kelly was appointed to this position in 2018, prior to this he was the Chief Investment Officer.
(3)    Mr. Franklin was appointed to this position in 2018, prior to this he was the Senior Vice President of Operations and not a named executive officer.
(4)    Mr. Reddy was appointed to this position in 2018, prior to this he was the Chief Accounting Officer and not a named executive officer.
(5)    Mr. Wheeler was terminated in January 2018.
(6)    Company's match on 401(k) plan and Group Term Life Insurance.

Director Compensation
Directors who are officers of our Company do not receive any compensation for their services. Non-employee directors are entitled to receive $40,000 per year for serving as directors and may receive stock grants from our Company. The Board set annual retainers for the Audit, Compensation, Nominating and Governance, Investment, and Finance committee chairs at $10,000, $8,000, $8,000, $8,000, and $8,000, respectively. The Board set an annual retainer for the chairman at $20,000. Additionally, each board member received a $50,000 in equity incentive compensation. We reimburse each of our directors for his or her travel expenses incurred in connection with his or her attendance at full board of directors and committee meetings. In 2018, Directors agreed to receive the majority of their compensation in stock grants in lieu of cash. The following table summarizes directors’ compensation for 2018, including $173 thousand paid in 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Stewart J. Brown	$11,250	$84,745	$95,995
Kurt R. Harrington (1)	12,250	12,255	24,505
William W. King (1)	11,250	11,248	22,498
John McAuliffe	47,000	51,000	98,000
Carl B. McGowan, Jr.	12,500	87,500	100,000
Jeffrey M. Zwerdling	14,751	88,853	103,604
John Sweet	12,250	95,004	107,254
Sean F. Armstrong (2)	—	72,641	72,641
Andrew Jones (2)	—	67,503	67,503
(1) Resigned from the Board in April 2018.
(2) Appointed to the Board in April 2018.

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
The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, common shares subject to options or other rights (as set forth above) held by that person that are exercisable as of this filing or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. As of February 27, 2019, we had 176 stockholders of record. This number excludes our common shares owned by shareholders holding under nominee security position listings.
Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Suite 200, Virginia Beach, Virginia 23452.

	Number of Shares Beneficially Owned		Percentage of All Shares(1)
David Kelly	30,219		*
M. Andrew Franklin	4,295		*
Matthew Reddy	3,690		*
Carl B. McGowan, Jr.	58,673		*
Jeff Zwerdling	143,011	(2)	*
John Sweet	60,611		*
Stewart Brown	57,807		*
John McAuliffe	38,349		*
Sean Armstrong	39,104		*
Andrew Jones	555,143	(3)	5.7%
All directors, director nominees and executive officers as a group (10 persons)	990,902		10.2%

*	Less than 1.0%

(1)
Based upon 9,692,082 shares of common stock outstanding on February 27, 2019. In addition, amounts for individuals assume that all Series B and Series D convertible preferred stock held by the individual are converted into common stock and all warrants held by the person are exercised.

(2)
Includes 98,454 shares of common stock, 14,000 shares of Series B convertible preferred stock convertible into 8,750 shares of common stock, 16,800 warrants to purchase 2,100 shares of common stock, and 5,000 shares of Series D cumulative convertible preferred stock convertible into 7,370 shares of common stock. In addition, includes 17,812 shares of common stock, 11,000 shares of Series B convertible preferred stock convertible into 6,875 shares of common stock and 13,200 warrants to purchase 1,650 shares of common stock, which are held by a trust in which Mr. Zwerdling serves as co-trustee and has voting and investing authority over the shares.

(3)
Includes 493,656 shares of common stock, 47,435 shares of Series B convertible preferred stock convertible into 29,647 shares of common stock and 21,600 shares of Series D cumulative convertible preferred stock convertible into 31,840 shares of common stock. Of these securities Mr. Jones owns 12,464 shares of common stock and 2,100 shares of Series B preferred stock personally and the remaining shares are held by various investment partnerships, funds and managed accounts, in which NS Advisors, LLC (“NS Advisors”) serves as the investment manager. Mr. Jones is the managing member of NS Advisors and has sole voting and investment authority over the shares.

Based upon our records and the information reported in filing with the SEC, the following were beneficial owners of more than 5% of our shares of Common Stock as of February 27, 2019.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Our Outstanding Shares (1)
Stilwell Value Partners VII, L.P. (2) 111 Broadway, 12th Floor New York, NY 10006-1901	919,540	9.5%
Richard S. Strong (3) c/o Godfrey & Kahn, S.C. 833 East Michigan St., Suite 1800 Milwaukee, WI 53202	683,724	7.1%
Westport Capital Partners, LLC (4) 40 Danbury Road Wilton, CT 06897	857,864	8.9%
FMR, LLC (5) 245 Summer Street Boston, MA 02210	1,092,673	11.3%
NS Advisors, LLC (6) 274 Riverside Associates Westport, CT 06880	555,143	5.7%
Eidelman Virant Capital, Inc. (7) 8000 Maryland Ave, Suite 600 Saint Louis, Missouri 63105	537,187	5.5%
Total of 5% or more shareholders as a group (5 shareholders)	4,646,131	48.0%

(1)	Based upon 9,692,082 shares of common stock outstanding on February 27, 2019.

(2)
Based solely upon the Schedule 13D/A filed with the SEC by the beneficial owner on October 29, 2018 reporting beneficial ownership as of October 29, 2018 of 919,540 shares, which includes 25,400 shares of Series D cumulative convertible preferred stock that are convertible into 37,441 shares of common stock. Stillwell Activist Fund, L.P., Stillwell Activist Investments, L.P., Stillwell Value LLC and Joseph Stillwell possess shared voting and dispositive power over 919,540 shares with Stillwell Value Partners VII, L.P.

(3)
Based solely upon the Schedule 13G/A filed with the SEC by the beneficial owner on January 18, 2019 reporting beneficial ownership as of December 31, 2018 of 683,724 shares. Mr. Strong possesses shared voting power over 559,157 of the shares with Calm Waters Partnership. Mr. Strong possesses sole voting power over 124,567 of the shares.

(4)
Based solely upon the Schedule 13D/A filed with the SEC by the beneficial owner on April 13, 2018 reporting beneficial ownership as of April 11, 2018. In addition, based solely upon the Schedule 13D, Russel Bernard, Sean Armstrong, Wm. Gregory Geiger, Jordan Socaransky and Marc Porosoff are members of the investment committee of Westport Capital Partners LLC and may be deemed to have beneficial ownership over the shares. The 857,864 shares include 373,390 shares held by the record owner WCP Real Estate Fund IV, L.P, and 187,930 shares held by the record owner WCP Real Estate Fund IV (ERISA), L.P.

(5)
Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2018 reporting beneficial ownership as of February 9, 2018 of 1,092,673 shares. Includes the shares reported by Abigail Johnson and Fidelity Real Estate Income Fund.

(6)
Based solely upon the Form 4 filed with the SEC by the beneficial owner on February 27, 2019 reporting beneficial ownership as of February 27, 2019 of 555,143 shares. NS Advisors possesses shared voting power of 505,258 with Andrew R. Jones. In addition, Andrew R. Jones possesses sole voting power of an additional 49,885 shares. These are the same shares beneficially owned by Mr. Jones identified in the executive officer and director table above.

(7)	Based solely upon the Schedule 13G filed with the SEC by the beneficial owner on February 12, 2019 reporting beneficial ownership as of December 31, 2018 of 537,187 shares.

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

Other Related Party Transactions
The following summarizes related party activity as of and for the years ended December 31, 2018 and 2017. The amounts disclosed below reflect the activity between the Company and Mr. Wheeler's affiliates (in thousands).

	December 31,
	2018	2017
Amounts paid to affiliates	$15	$48
Amounts received from affiliates	$116	$2,517
Amounts due from affiliates	$—	$—
Notes receivable	$5,000	$6,739
The Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. At December 31, 2018 and 2017, the Company recognized a $1.74 million and $5.26 million, respectively, impairment charge on the note receivable as discussed in greater detail in Note 4 of the consolidated financial statements. The Company has placed the notes receivable on nonaccrual status and has not recognized $1.44 million of interest income due on the notes for the twelve months ended December 31, 2018, respectively. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were earned by the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

The Company recovered $77 thousand in amounts due from related parties for the year ended December 31, 2018, which were previously reserved. The recovery is included in “provision for credit losses” on the consolidated statements of operations. The total allowance on related party receivables at December 31, 2018 and 2017 is $2.20 million and $2.36 million, respectively.
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

Item 14.    Principal Accounting Fees and Services.
The Audit Committee has appointed Cherry Bekaert LLP as the independent registered public accounting firm of the Company for the 2018 fiscal year and to conduct quarterly reviews through March 31, 2019. The Company’s Bylaws do not require that stockholders ratify the appointment of Cherry Bekaert LLP as the Company’s independent registered public accounting firm. Cherry Bekaert LLP has served as the Company’s independent public accounting firm for each of the fiscal years ended December 31, 2011 through December 31, 2018. The Audit Committee will consider the outcome of this vote in its decision to appoint an independent registered public accounting firm next year. The Company, however, is not bound by the stockholders’ decision. Even if the selection is ratified, the Audit Committee, in its sole discretion, may change the appointment at any time during the year if it determines that such a change would be in the best interest of the Company and its stockholders.
A representative of Cherry Bekaert LLP will attend the Annual Meeting. The representative will have an opportunity to make a statement if he or she desires to do so and will be available to respond to appropriate questions from the stockholders.
The following table summarizes fees paid to independent registered public accounting firm for the years ended December 31, 2018 and 2017:

Types of Fee	2018	2017
	(in thousands)
Audit Fees (1)	$341	$335
Audit Related Fees (2)	50	15
Tax Fees (3)	159	134
All Other Fees	3	—
Total	$553	$484
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

Item 15.     Exhibits and Financial Statement Schedules.
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
Matthew Reddy
Chief Financial Officer
Date: February 28, 2019

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Dave Kelly and Matthew T. Reddy as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ DAVID KELLY	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2019
David Kelly
/S/ MATTHEW REDDY	Chief Financial Officer	February 28, 2019
Matthew Reddy
/S/ STEWART J. BROWN	Director	February 28, 2019
Stewart J. Brown
/S/ SEAN F. ARMSTRONG	Director	February 28, 2019
Sean F. Armstrong
/S/ ANDREW JONES	Director	February 28, 2019
Andrew Jones
/S/ JOHN MCAULIFFE	Director	February 28, 2019
John McAuliffe
/S/ CARL B. MCGOWAN, JR.	Director	February 28, 2019
Carl B. McGowan, Jr.
/S/ JOHN SWEET	Director	February 28, 2019
John Sweet
/S/ JEFFREY ZWERDLING	Director	February 28, 2019
Jeffrey Zwerdling

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
February 28, 2019

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2018	2017
ASSETS:
Investment properties, net	$433,142	$375,199
Cash and cash equivalents	3,544	3,677
Restricted cash	14,455	8,609
Rents and other tenant receivables, net	5,539	5,619
Notes receivable, net	5,000	6,739
Goodwill	—	5,486
Assets held for sale	8,982	9,135
Above market lease intangible, net	7,346	8,778
Deferred costs and other assets, net	30,073	34,432
Total Assets	$508,081	$457,674
LIABILITIES:
Loans payable, net	$360,117	$307,375
Liabilities associated with assets held for sale	4,632	792
Below market lease intangible, net	10,045	9,616
Accounts payable, accrued expenses and other liabilities	12,077	10,579
Dividends payable	—	5,480
Total Liabilities	386,871	333,842
Commitments and contingencies	—	—
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 and 2,237,000 shares issued and outstanding; $91.98 million and $55.93 million aggregate liquidation preference, respectively)	76,955	53,236

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 and 1,875,848 shares issued and outstanding, respectively; $46.90 million aggregate liquidation preference)	41,000	40,915
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,511,464 and 8,744,189 shares issued and outstanding, respectively)	95	87
Additional paid-in capital	233,697	226,978
Accumulated deficit	(233,184)	(204,925)
Total Shareholders’ Equity	42,061	63,508
Noncontrolling interests	2,194	7,088
Total Equity	44,255	70,596
Total Liabilities and Equity	$508,081	$457,674
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2018	2017	2016
REVENUE:
Rental revenues	$50,952	$44,156	$33,165
Asset management fees	189	927	855
Commissions	140	899	964
Tenant reimbursements	12,595	11,032	8,649
Development and other revenues	1,833	1,521	527
Total Revenue	65,709	58,535	44,160
OPERATING EXPENSES:
Property operations	18,473	15,389	11,898
Non-REIT management and leasing services	75	927	1,567
Depreciation and amortization	27,094	26,231	20,637
Impairment of goodwill	5,486	—	—
Provision for credit losses	434	2,821	425
Impairment of notes receivable	1,739	5,261	—
Corporate general & administrative	8,228	7,364	9,924
Other operating expenses	250	—	—
Total Operating Expenses	61,779	57,993	44,451
Gain on disposal of properties	2,463	1,021	—
Operating Income (Loss)	6,393	1,563	(291)
Interest income	4	1,443	692
Interest expense	(20,228)	(17,165)	(13,356)
Net Loss from Continuing Operations Before Income Taxes	(13,831)	(14,159)	(12,955)
Income tax expense	(40)	(137)	(107)
Net Loss from Continuing Operations	(13,871)	(14,296)	(13,062)
Discontinued Operations
(Loss) income from discontinued operations	(3,938)	16	136
Gain on disposal of properties	903	1,502	688
Net (Loss) Income from Discontinued Operations	(3,035)	1,518	824
Net Loss	(16,906)	(12,778)	(12,238)
Less: Net loss attributable to noncontrolling interests	(406)	(684)	(1,035)
Net Loss Attributable to Wheeler REIT	(16,500)	(12,094)	(11,203)
Preferred Stock dividends - declared	(9,790)	(9,969)	(4,713)
Preferred Stock dividends - undeclared	(3,037)	—	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(29,327)	$(22,063)	$(15,916)

Loss per share from continuing operations (basic and diluted)	$(2.85)	$(2.70)	$(1.98)
(Loss) income per share from discontinued operations	(0.32)	0.16	0.09
Total loss per share	$(3.17)	$(2.54)	$(1.89)
Weighted-average number of shares:
Basic and Diluted	9,256,234	8,654,240	8,420,374

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Balance, December 31, 2015	562	$453	729,119	$17,085	8,282,459	$82	$220,950	$(140,306)	$98,264	506,911	$9,101	$107,365
Proceeds from issuance of Series B Preferred Stock	—	—	1,142,225	23,385	—	—	—	—	23,385	—	—	23,385
Accretion of Series B Preferred Stock discount	—	—	—	265	—	—	—	—	265	—	—	265
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	63	—	2	—	—	—	—	—
Conversion of senior convertible notes to Common Stock	—	—	—	—	174,626	2	1,602	—	1,604	—	—	1,604
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	46,671	1	578	—	579	—	—	579
Noncontrolling interest investments	—	—	—	—	—	—	—	—	—	255,043	4,273	4,273
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	807	—	807	—	(807)	—
Dividends and distributions	—	—	—	—	—	—	—	(18,868)	(18,868)	—	(1,173)	(20,041)
Net loss	—	—	—	—	—	—	—	(11,203)	(11,203)	—	(1,035)	(12,238)
Balance, December 31, 2016	562	453	1,871,244	40,733	8,503,819	85	223,939	(170,377)	94,833	761,954	10,359	105,192
Proceeds from issuance of Series B Preferred Stock, net of expenses	—	—	4,604	96	—	—	—	—	96	—	—	96
Accretion of Series B Preferred Stock discount	—	—	—	86	—	—	—	—	86	—	—	86
Conversion of senior convertible notes to Common Stock	—	—	—	—	2,509	—	31	—	31	—	—	31
Conversion of operating partnership units to Common Stock	—	—	—	—	126,870	1	1,370	—	1,371	(126,870)	(1,371)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	110,991	1	1,415	—	1,416	—	—	1,416
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	(66)	(1)	(1)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	223	—	223	—	(223)	—
Dividends and distributions	—	—	—	—	—	—	—	(22,454)	(22,454)	—	(992)	(23,446)
Net loss	—	—	—	—	—	—	—	(12,094)	(12,094)	—	(684)	(12,778)
Balance, December 31, 2017	562	453	1,875,848	40,915	8,744,189	87	226,978	(204,925)	63,508	635,018	7,088	70,596

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data, continued)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’	Noncontrolling Interests		Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Equity	Units	Value	Equity
Accretion of Series B Preferred Stock discount	—	$—	—	$87	—	$—	$—	$—	$87	—	$—	$87
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	399,986	4	1,514	—	1,518	(399,986)	(1,518)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	206,358	2	1,055	—	1,057	—	—	1,057
Issuance of Common Stock outside Share Incentive Plan	—	—	—	—	10,869	—	50	—	50	—	—	50
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,970	—	2,970	—	(2,970)	—
Dividends and distributions	—	—	—	—	—	—	—	(11,759)	(11,759)	—	—	(11,759)
Net loss	—	—	—	—	—	—	—	(16,500)	(16,500)	—	(406)	(16,906)
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,906)	$(12,778)	$(12,238)
Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation	12,660	10,590	7,883
Amortization	14,434	15,641	12,754
Loan cost amortization	2,363	3,087	2,126
Above (below) market lease amortization, net	(695)	453	29
Share-based compensation	940	870	1,454
Gain on disposal of properties	(2,463)	(1,021)	—
Gain on disposal of properties-discontinued operations	(903)	(1,502)	(688)
Provision for credit losses	434	2,821	425
Impairment of notes receivable	1,739	5,261	—
Impairment of goodwill	5,486	—	—
Impairment of land-discontinued operations	3,938	—	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(145)	(990)	(1,065)
Unbilled rent	(820)	(1,101)	(384)
Related party receivables	77	(909)	(974)
Deferred costs and other assets, net	(236)	(74)	(695)
Accounts payable, accrued expenses and other liabilities	2,104	3,406	2,486
Net operating cash flows (used in) provided by discontinued operations	(5)	64	(13)
Net cash provided by operating activities	22,002	23,818	11,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	(23,153)	—	(49,159)
Capital expenditures	(5,567)	(7,308)	(1,885)
Issuance of notes receivable	—	—	(9,404)
Cash received from disposal of properties	3,530	2,416	—
Cash received from disposal of properties-discontinued operations	2,747	1,871	1,385
Net investing cash flows used in discontinued operations	(7)	(58)	(73)
Net cash used in investing activities	(22,450)	(3,079)	(59,136)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,870)	(1,065)	(5,174)
Dividends and distributions paid	(14,591)	(20,742)	(17,692)
Proceeds from sales of Preferred Stock, net of expenses	21,158	78	75,763
Loan proceeds	30,534	18,886	21,600
Loan principal payments	(28,856)	(18,227)	(29,163)
Net financing cash flows used in discontinued operations	(214)	(1,898)	(854)
Net cash provided by (used in) financing activities	6,161	(22,968)	44,480
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,713	(2,229)	(3,556)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH , beginning of year	12,286	14,515	18,071
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$17,999	$12,286	$14,515
Supplemental Disclosures:
Other Cash Transactions:
Cash paid for taxes	$42	$230	$—
Cash paid for interest	$17,574	$13,936	$11,015
Non-cash Transactions:
Debt incurred for acquisitions	$58,867	$—	$134,398
Noncontrolling interests resulting from the issuance of common units	$—	$—	$4,273
Conversion of Series B Preferred Stock to Common Stock	$2	$—	$2
Conversion of common units to Common Stock	$1,518	$1,371	$—
Conversion of senior convertible debt into Common Stock	$—	$31	$1,600
Issuance of Common Stock for acquisition	$1,130	$—	$—
Accretion of Preferred Stock discounts	$678	$809	$417
Note receivable in consideration of land	$—	$—	$1,000
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2018, the Trust, through the Operating Partnership, owned and operated sixty-four centers, one office and six undeveloped properties. Thirteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-five are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, three are located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 5,716,000 square feet and an occupancy level of approximately 89.11% at December 31, 2018. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company was formed with the principal objective of acquiring, financing, developing, leasing, owning and managing income producing, strip centers, neighborhood, grocery-anchored, community and free-standing retail properties with a strategy to acquire high quality, well-located, dominant retail properties that generate attractive risk-adjusted returns. The Company targeted competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented items and generate regular consumer traffic. The Company’s tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows. Subsequent to the 2018 JANAF acquisition, as disclosed in Note 3 "Real Estate", the Company shifted focus from acquisitions and managing to owning and operating its current portfolio.

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC (“WRE”), a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm, from Jon S. Wheeler, the Company's then Chairman and CEO, resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments our Board of Directors chooses to sell, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are handled internally.

The Operating Companies perform property management and leasing functions for certain related and non-related third parties (the “Non-REIT Properties”), primarily through WRE. The Company converted WRE to a Taxable REIT Subsidiary (“TRS”) to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated discounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not recognize any impairment charges to its investment properties for the years ended December 31, 2018, 2017 and 2016.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment charge is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recorded a $3.94 million impairment charge for year ended December 31, 2018 on its undeveloped land parcels classified as held for sale and discontinued operations after making the decision to no longer pursue future development activities. No impairment charges were recorded for the years ended December 31, 2017 and 2016.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2018, 2017 and 2016.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2018 and 2017, the Company’s allowance for uncollectible tenant receivables totaled $1.26 million and $705

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

thousand, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company recorded bad debt expenses in the amount of $511 thousand, $457 thousand and $425 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2018, 2017 and 2016, the Company did not realize any recoveries related to tenant receivables previously written off.

Notes Receivable
Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 for development of the project. The notes are secured by a 2nd deed of trust on the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value. The impairment on the Sea Turtle Development note is further discussed at Note 4.

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performs its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired by an amount equal to that difference.

During the last quarter of 2018, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets. The outcome of the annual goodwill impairment test resulted in an impairment of goodwill of $5.49 million, which was recorded in the consolidated financial statements during the year ended December 31, 2018. See Note 5 for assessment of Goodwill impairment for the year ended December 31, 2018.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs, tenant relationships and ground lease sandwich interest intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid in connection with lease originations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization and other assets are as follows (in thousands):

	December 31,
	2018	2017
Leases in place, net	$21,785	$25,118
Tenant relationships, net	3,764	6,804
Ground lease sandwich interest, net	2,488	—
Lease origination costs, net	1,261	1,077
Other	716	810
Deposits on acquisitions	—	547
Legal and marketing costs, net	59	76
Total Deferred Costs and Other Assets, net	$30,073	$34,432

Amortization of lease origination costs, leases in place, legal and marketing costs and tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense. As of December 31, 2018 and December 31, 2017, the Company’s intangible accumulated amortization totaled $50.55 million and $41.83 million, respectively. During the years ended December 31, 2018, 2017 and 2016, the Company’s intangible amortization expense totaled $14.43 million, $15.64 million, and $12.75 million, respectively. Amortization expense for the year ended December 31, 2018 includes $1.38 million of accelerated amortization on intangibles related to the SEG early lease termination at Ladson Crossing, South Park, St. Matthews and Tampa Festival. Amortization expense for the year ended December 31, 2017 includes $1.74 million of accelerated amortization on intangibles related to the BI-LO early lease termination at the Shoppes at Myrtle Park. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest is as follows (in thousands):

For the Years Ended December 31,	Leases In Place, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Ground Lease Sandwich Interest, net	Total
2019	$6,391	$1,567	$233	$14	$274	$8,479
2020	4,553	865	190	11	274	5,893
2021	2,850	453	175	9	274	3,761
2022	2,181	359	134	6	274	2,954
2023	1,696	232	116	6	274	2,324
Thereafter	4,114	288	413	13	1,118	5,946
	$21,785	$3,764	$1,261	$59	$2,488	$29,357

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
Lease Contract Revenue
The Company retains substantially all of the risks and benefits of ownership of the investment properties and accounts for its leases as operating leases. The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2018 and 2017, there were $3.12 million and $2.34 million, respectively, in unbilled rent which is included in "rents and other

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements.
The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the twelve months ending December 31, 2018, 2017 and 2016.
The Company recognizes lease termination fees in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. Lease termination fees during the year ended December 31, 2018 are primarily a result of early lease termination fees on SEG recaptures and the early termination of the Farm Fresh at Berkley Shopping Center. Lease termination fees during the year ended December 31, 2017 are primarily a result of the BI-LO at Shoppes at Myrtle Park early lease termination.
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
The below table disaggregates the Company’s revenue by type of service for the years ended December 31, 2018, 2017 and 2016 (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

	Twelve Months Ended December 31,
	2018	2017	2016

Minimum rent	$50,698	$43,957	$32,876
Tenant reimbursements	12,595	11,032	8,649
Lease termination fees	1,271	560	26
Percentage rent	254	199	289
Asset management fees	189	927	855
Commissions	140	899	964
Development income	—	537	244
Other	562	424	257
Total	$65,709	$58,535	$44,160

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $13 thousand and $15 thousand at December 31, 2018 and 2017, respectively, for federal and state income tax expenses. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Advertising Costs

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs of $261 thousand, $237 thousand and $228 thousand for the years ended December 31, 2018, 2017 and 2016, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the consolidated statements of operations is presented below (in thousands):

	December 31,
	2018	2017	2016
Professional fees	$2,844	$1,780	$1,683
Compensation and benefits	2,673	2,736	5,046
Acquisition and development costs	300	1,101	2,018
Corporate administration	1,272	1,156	1,111
Capital related costs	576	663	514
Travel	240	289	481
Advertising	261	237	228
Taxes and licenses	212	90	162
	8,378	8,052	11,243
Less: Allocation of CG&A to Non-REIT management and leases services	(150)	(688)	(1,319)
Total	$8,228	$7,364	$9,924

In 2017, the Company started allocating professional fees, compensation and benefits, corporate administration and travel to Non-REIT management and leasing services on the statements of operations. This allocation varies period to period depending on the relative operational fluctuations of Non-REIT management and leasing services.

Other Operating Expense

In July 2018, the Company recorded lease termination expense of $250 thousand to allow a space to be available for a high credit grocery store tenant.

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

On January 1, 2018, the Company adopted Topic 606. The cumulative effect of initially applying the standard as of this date to those contracts which were not completed as of January 1, 2018 was immaterial. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The majority of the Company’s revenue is based on real estate lease contracts which are not within the scope of this ASU.  The Company has identified its non-lease revenue streams and adoption of this standard does not have a material impact on our financial position or results of operations. The Company has increased disclosures around revenue recognition in the notes to consolidated financial statements to comply with the standard.
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

The leasing standard will be effective for calendar year-end public companies beginning after December 15, 2018.  Public companies will be required to adopt the new leasing standard for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption will be permitted for all companies and organizations upon issuance of the standard. For calendar year-end public companies, this means an adoption date of January 1, 2019 and retrospective application to previously issued annual and interim financial statements for 2018 and 2017. The accounting for leases under which we are the lessor remains largely unchanged. Lessees with a large portfolio of leases are likely to see a significant increase in balance sheet assets and liabilities. While we are currently assessing the impact of the standard on our financial position and results of operations we expect the primary impact to be on those ground leases which we are the lessee. The new standard will result in the recording of right of use assets and lease obligations. See Note 10 for the Company’s current lease commitments. The Company continues to evaluate the impact of ASU 2016-02 and the related ASU amendments on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented.  The Company adopted this ASU as of January 1, 2018 and applied retrospectively. The adoption resulted in a reduction of $942 thousand and an increase of $658 thousand in net cash provided by operating activities and a reduction of $101 thousand and an increase of $1.40 million in net cash provided by investing activities for the years ended December 31, 2017 and 2016, respectively, on the consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350):  Simplifying the test for Goodwill Impairment.” The amendments in ASU 2017-04 eliminate the current two-step approach used to test goodwill for impairment and require an entity to apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this standard for the fourth quarter of 2018, and applied the guidance to its annual goodwill impairment test at that time. Refer to Note 5 for details of the goodwill impairment test performed.

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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Real Estate

Investment properties consist of the following (in thousands):

	December 31,
	2018	2017
Land and land improvements	$98,846	$91,108
Land held for development	—	2,305
Buildings and improvements	374,485	312,831
Investment properties at cost	473,331	406,244
Less accumulated depreciation	(40,189)	(31,045)
Investment properties, net	$433,142	$375,199
The Company’s depreciation expense on investment properties was $12.66 million, $10.59 million and $7.88 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

 3. Real Estate (continued)

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
Assets Held for Sale

In 2018, the Company’s management and Board of Directors committed to a plan to sell the seven undeveloped land parcels (the “Land Parcels”), along with the Monarch Bank Building, Shoppes at Eagle Harbor, Graystone Crossing and Jenks Plaza. Accordingly, these properties have been classified as held for sale.

The sale of the Land Parcels represents discontinued operations as it is a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Land Parcels have been reclassified for all periods presented. See Note 6, for disclosure of operating results of discontinued operations.

As of December 31, 2018 and 2017, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Investment properties, net	$4,912	$—
Rents and other tenant receivables, net	72	—
Above market lease, net	420	—
Deferred costs and other assets, net	228	—
Total assets held for sale, excluding discontinued operations	$5,632	$—

	December 31, 2018	December 31, 2017

Loans payable	$3,818	$—
Accounts payable	240	—
Total liabilities associated with assets held for sale, excluding discontinued operations	$4,058	$—

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)

As of December 31, 2018 and 2017, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	December 31, 2018	December 31, 2017

Investment properties, net	$3,350	$9,135
Total assets held for sale, discontinued operations	$3,350	$9,135

	December 31, 2018	December 31, 2017

Loans payable	$533	$747
Accounts payable	41	45
Total liabilities associated with assets held for sale, discontinued operations	$574	$792
Dispositions

	Property	Contract Price	Gain/(Loss)	Net Proceeds
		(in thousands)
October 22, 2018	Monarch Bank Building	$1,750	$151	$299
September 27, 2018	Shoppes at Eagle Harbor	5,705	1,270	2,071
June 19, 2018	Laskin Road Land Parcel (1.5 acres)	2,858	903	2,747
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	1,270	1,042	1,160
June 27, 2017	Carolina Place Land Parcel (2.14 acres)	250	(12)	238
June 26, 2017	Steak n' Shake outparcel at Rivergate (1.06 acres)	2,250	1,033	2,178
February 28, 2017	Ruby Tuesday's and Outback at Pierpont	2,285	1,502	1,871
June 29, 2016	Starbucks/Verizon	2,128	688	1,385
The sale of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor, Monarch Bank Building, Steak n' Shake outparcel at Rivergate and the land parcel at Carolina Place did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented. See Note 6 for discontinued operation disclosures for the sales of Laskin Road, Ruby Tuesday's and Outback at Pierpont and Starbuck/Verizon.

Impairment of Investment Properties and Assets Held for Sale

The annual review of investment properties for impairment performed for the year ended December 31, 2018 resulted in no impairment adjustment for the Company's properties in continuing operations.

During 2018, the Company made the strategic decision to sell the undeveloped land parcels as opposed to holding for development purposes. Upon this determination the properties were classified as held for sale. Based on recent real estate sales transactions for undeveloped land within the surrounding markets it was determined that the carrying value of the properties exceeded the fair value, less estimated selling costs by $3.94 million; accordingly, an impairment loss of that amount was recognized and is included in the loss from discontinued operations in the consolidated statement of operations, see Note 6. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs.

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Sea Turtle Development was a related party as Jon Wheeler, the Company's former CEO and shareholder of the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Notes Receivable (continued)

Company, is the managing member as discussed in Note 11. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property.
For the years ended December 31, 2018 and 2017, the Company recognized $1.74 million and $5.26 million impairment charges, respectively, on the notes receivable reducing the carrying value to $5.00 million as of December 31, 2018. The Company placed the notes receivable on nonaccrual status and has not recognized $1.44 million of interest income due on the notes for the twelve months ended December 31, 2018.
As of December 31, 2018, the Company believes the estimated fair market value of the development upon stabilization and lease up at a future date will provide for the cash required to repay the $5.00 million carrying value of the notes receivable in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include information available to the Company at December 31, 2018, including assumptions on future lease up and the estimated fair value at full stabilization. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. If the holder of the $20.00 million, 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.

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

Effective December 1, 2018, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which eliminates the requirement to compute the implied fair value of goodwill to test for impairment. Instead, a goodwill impairment is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. For the purposes of the goodwill impairment test performed during the year ended December 31, 2018, the Company estimated the fair value of its sole reporting unit, described above, using the market approach. Under the market approach, the Company utilized the market capitalization of its Common Stock, Series B Preferred, Series D Preferred and noncontrolling operating partnership units. The significant inputs used in this analysis are readily available from public markets and can be derived from identical market transactions, as such they have been classified as level 1 within the fair value hierarchy. Based on this approach, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by more than the goodwill balance $5.49 million, resulting in a $5.49 million impairment of goodwill for the year ended December 31, 2018. No adjustments to goodwill were made in the years ending December 31, 2017 and 2016.

6. Discontinued Operations
The consolidated statements of operations reflect reclassifications of revenue, property operating expenses, corporate general and administrative expenses and interest expense from continuing operations to income from discontinued operations for all periods presented. All interest expense disclosed below is directly related to the debt incurred to acquire the Freestanding Properties.

The net income from discontinued operations for the twelve months ended December 31, 2018, 2017 and 2016, consists of the 2018 gain on disposal of Laskin Road, the 2017 gain on disposal and related operating activity of Ruby Tuesday’s and Outback Steakhouse at Pierpont Centre and the 2016 gain on disposal and related operating activity of Starbucks/Verizon.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Discontinued Operations (continued)

The following is a summary of the income from discontinued operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Revenues	$—	$26	$284
Expenses	—	1	79
Impairment of land	3,938	—	—
Operating (loss) income	(3,938)	25	205
Interest expense	—	9	69
(Loss) income from discontinued operations before gain on disposals	(3,938)	16	136
Gain on disposal of properties	903	1,502	688
(Loss) income from discontinued operations	$(3,035)	$1,518	$824

The $3.94 million impairment of land is based on the carrying value of the properties exceeding the fair value, less estimated selling costs based on recent real estate sales transactions for undeveloped land within the surrounding markets. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable

The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2018	December 31, 2017
Harbor Pointe (1)	$11,024	5.85%	December 2018	$460	$553
Perimeter Square	Interest only	5.50%	December 2018	6,250	5,382
Perimeter Square construction loan	Interest only	6.00%	December 2018	247	—
KeyBank Line of Credit	Interest only	Libor + 250 basis points	February 2019	3,830	15,532
Revere Term Loan	$109,658	10.00%	February 2019	1,059	6,808
Monarch Bank Building	$7,340	4.85%	June 2019	—	1,266
Senior convertible notes	$234,199	9.00%	June 2019	1,369	1,369
DF I-Moyock (1)	$10,665	5.00%	July 2019	73	194
Rivergate	$144,823	Libor + 295 basis points	December 2019	22,117	22,689
KeyBank Line of Credit	Interest only	Libor + 250 basis points	December 2019	48,272	52,500
LaGrange Marketplace	$15,065	Libor + 375 basis points	March 2020	—	2,317
Folly Road	$32,827	4.00%	March 2020	6,073	6,181
Columbia Fire Station construction loan	$25,452	4.00%	May 2020	4,189	3,421
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,539	5,727
First National Bank Line of Credit	Interest only	Libor + 300 basis points	September 2020	2,938	3,000
Lumber River	$10,723	Libor + 350 basis points	October 2020	1,448	1,500
JANAF Bravo	Interest only	4.65%	January 2021	6,500	—
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,868	3,903
Riversedge North	$11,436	5.77%	December 2023	1,800	863
Twin City Commons	$17,827	4.86%	January 2023	3,048	3,111
Shoppes at Eagle Harbor	$26,528	5.10%	March 2023	—	3,341
New Market	$48,747	5.65%	June 2023	6,907	—
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,567	—
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,713	—
JANAF	$333,159	4.49%	July 2023	52,253	—
Tampa Festival	$50,797	5.56%	September 2023	8,227	8,368
Forrest Gallery	$50,973	5.40%	September 2023	8,529	8,669
South Carolina Food Lions Note	$68,320	5.25%	January 2024	11,867	12,050
Cypress Shopping Center	$34,360	4.70%	July 2024	6,379	6,485
Port Crossing	$34,788	4.84%	August 2024	6,150	6,263
Freeway Junction	$41,798	4.60%	September 2024	7,863	7,994
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,486	3,553
Graystone Crossing (1)	$20,386	4.55%	October 2024	3,863	3,928
Bryan Station	$23,489	4.52%	November 2024	4,472	4,547
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,065	—
Chesapeake Square	$23,857	4.70%	August 2026	4,434	4,507
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance (1)				369,612	313,778
Unamortized debt issuance cost (1)				(5,144)	(5,656)
Total Loans Payable, including Assets Held for Sale				364,468	308,122
Less loans payable on assets held for sale, net loan amortization costs				4,351	747
Total Loans Payable, net				$360,117	$307,375
(1) Includes loans payable on assets held for sale, see Note 3.
(2) This loan is collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) This loan is collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

KeyBank Credit Agreement

On May 29, 2015, the Operating Partnership entered into a $45.00 million revolving credit line (the "Credit Agreement") with KeyBank National Association ("KeyBank"). Pursuant to the Credit Agreement, outstanding borrowings accrue monthly interest which is paid at a rate of the one-month London Interbank Offer Rate ("LIBOR") plus a margin ranging from 1.75% to 2.50% depending on the Company's consolidated leverage ratio.  On April 12, 2016, the Operating Partnership entered into a First Amendment and Joinder Agreement (“First Amendment”) to the Credit Agreement. The First Amendment increased the $45.00 million revolving credit line with KeyBank to $67.20 million and the Company utilized this additional borrowing capacity to acquire the A-C Portfolio. Pursuant to the terms of the First Amendment, the monthly interest of the increased credit facility was adjusted to LIBOR plus a margin of 5.00% until such time that the Company can meet certain repayment and leverage conditions. The Company used proceeds from the 2016 Series B Preferred Stock Offering to reduce its borrowings under the Credit Agreement to $46.10 million and the margin reduced back to the stated range of the original Credit Agreement on August 15, 2016. On December 7, 2016, the Operating Partnership entered into a Second Amendment and Joinder Agreement ("Second Amendment") to the Credit Agreement. The Second Amendment increased the line of credit to $75.0 million. Pursuant to the terms of the Second Amendment, the pricing reverts back to the original Credit Agreement. On August 7, 2017, the Company executed a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment changed the interest payment date to the first day of each calendar month and decreased the total commitment on the revolving credit line by $25.00 million to $50.00 million effective October 7, 2017. The Company and KeyBank agreed Shoppes at Myrtle Park shall continue to be included in the calculation of the Borrowing Base Availability (as defined in the Credit Agreement) through December 21, 2017. On October 6, 2017, the Company executed a Fourth Amendment to the KeyBank Credit Agreement (the "Fourth Amendment"). The Fourth Amendment provided for a sixty day extension from October 7, 2017 to December 6, 2017 upon which the $75.00 million total commitment on the revolving credit line was to decrease to $50.00 million.

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

On June 28, 2018, the Company refinanced the New Market, Ridgeland and Georgetown collateralized portions of the Amended and Restated Credit Agreement resulting in a paydown of $9.13 million.

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

On October 15, 2018, KeyBank extended the time which the Company is to repay the Overadvance of $3.83 million to February 28, 2019 or otherwise properly balance the Borrowing Base Availability. Based on discussions and correspondence

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

with KeyBank, KeyBank is drafting documents to extend the time which the Company is to repay the Overadvance until at least March 31, 2019.

As of December 31, 2018, the Company has borrowed $52.10 million under the Credit Agreement, which is collateralized by 10 properties. At December 31, 2018, the outstanding borrowings are accruing interest at 5.02%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2018. The Amended and Restated Credit Agreement also contains certain events of default that if they occur may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2018, the Company has not incurred an event of default under the Amended and Restated Credit Agreement.

Revere Term Loan Agreement

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

On May 1, 2017, the Operating Partnership extended the remaining $7.45 million Revere Term Loan maturity to April 30, 2018, as permitted within the terms of the loan agreement, with a $450 thousand principal payment and $140 thousand extension fee. In June 2017, upon the completion of the sale of Carolina Place, as discussed in Note 3, a $167 thousand principal payment was made on the loan. On August 29, 2017, a $25 thousand principal payment was made on the loan as a result of the Walnut Hill Plaza amendment, discussed below.

On May 3, 2018, the Company extended the $6.81 million Revere Term Loan to May 15, 2018.

On May 14, 2018, the Company entered into a Second Amendment to Loan Documents to the Revere Term Loan (the "Revere Second Amendment"). The Revere Second Amendment extends the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Term Loan is less than $3.50 million, at which time the monthly principal payments are reduced to $100 thousand. The Revere Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Term Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%. The Company paid $500 thousand towards principal on the Revere Term Loan in conjunction with the Second Amendment.

On June 19, 2018, the Company paid down $2.60 million on the Revere Term Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road, as detailed in Note 3, and made a $150,000 principal payment on June 28, 2018 as part of the Deutsche Bank refinance, as discussed below.

On September 27, 2018, the Company paid down $1.30 million on the Revere Term Loan in conjunction with the sale of Shoppes at Eagle Harbor, as detailed in Note 3 and per Third Amendment to the Loan Documents to the Revere Term Loan the Company paid a $75 thousand release fee.

On October 22, 2018, the Company paid down $299 thousand as part of the sale of Monarch Bank.

On November 5, 2018, the Company entered into a Fourth Amendment to Loan Documents to the Revere Term Loan (the “Revere Fourth Amendment”).  The Fourth Amendment extends the maturity date to February 1, 2019 from November 1, 2018, increased the “Exit Fee” to $575 thousand from $500 thousand and increased the interest rate to 10% from 9%. The Company paid down $100 thousand on the Revere Term Loan in conjunction with this Fourth Amendment, see Note 12.

On November 21, 2018, the Company entered into a Fifth Amendment to Loan Documents to the Revere Term Loan (the "Revere Fifth Amendment"). The Fifth Amendment resulted in the Company paying the $575 thousand Exit Fee with proceeds from the Riversedge North refinance.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

As of December 31, 2018 and 2017, the balance of the Revere Term Loan was $1.06 million and $6.81 million with future monthly principal and interest payments of $110 thousand at a rate of 10.00%.

Revere Warrant Agreement
In connection with the Revere Term Loan, the Company and Revere entered into the Revere Warrant Agreement dated as of April 8, 2016, pursuant to which the Company agreed to issue the Warrant to Revere. The terms of the Revere Warrant Agreement provide that solely in the event of an Event of Default (as defined in the Revere Term Loan) under the Revere Term Loan, Revere shall have the right to purchase an aggregate of up to 750,000 shares of the Company’s Common Stock for an exercise price equal to $0.0001 per share. The Warrant is exercisable at any time and from time to time during the period starting on April 8, 2016 and expiring on February 1, 2019 at 11:59 p.m. (see Note 12), Virginia Beach, Virginia time, solely in the event of an Event of Default under the Revere Term Loan. The Company will not receive any proceeds from the issuance of the Warrant; rather the Warrant serves as collateral for the Revere Term Loan, the proceeds of which were used as partial consideration for the A-C Portfolio. The issuance of the Warrant is exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended based upon the above facts, because Revere is an accredited investor and because the issuance of the Warrant was a private transaction by the Company and did not involve any public offering. The Warrant is treated as embedded equity and separate disclosure is not necessary.
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

Effective as of December 15, 2018, the Company extended the $1.37 million Amended Convertible Notes to June 15, 2019 with monthly principal and interest payments of $234,199 at a rate of 9.00% (the "Amended and Restated Notes").

Perimeter Square Refinance and Construction Loan

On June 14, 2017, the Company executed a promissory note for $6.25 million to refinance the Perimeter loan totaling $4.50 million. The loan matures December 2018 with monthly interest only payments. Principal is due at maturity. The loan bears interest at 5.50%.

On October 5, 2018, the Company executed a promissory note for $247 thousand for construction at Perimeter at a rate of 6.00%. The loan matures in December 2018 with monthly interest only payments due through December 2018, see Note 12.

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

Columbia Fire Station Construction Loan

On May 3, 2017, the Company executed a promissory note for $4.30 million related to construction at Columbia Fire Station ("Columbia Fire Station Construction Loan") at which time the original Columbia Fire Station note ("Columbia Fire Station Loan") was paid down to $262 thousand. The loan matures in May 2020 with monthly interest only payments through November 2018 at which time monthly principal and interest payments begin based on a 20 year amortization. The loan bears interest at 4.00%. As of December 31, 2018, construction is complete.

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

First National Bank Line of Credit Renewal

On September 16, 2017, the Company extended the $3.00 million First National Bank line of credit ("First National Bank Line of Credit") to December 15, 2017.

On January 10, 2018, the Company extended the First National Bank Line of Credit to June 15, 2018 with interest only payments due monthly at a rate of Libor + 3.00% with a floor of 4.25%.

On June 15, 2018 the Company extended the First National Bank Line of Credit to October 10, 2018 with principal and interest payments due monthly at a rate of Libor + 3.50%.

On October 15, 2018, the Company extended the First National Bank Line of Credit to September 15, 2020 with interest only payments due monthly at a rate of Libor + 3.00% with a floor of 4.25%.

Monarch Bank Building

On December 12, 2017, the Company extended the $1.27 million Monarch Bank Building loan to June 2019 with monthly principal and interest payments of $7,340 at a rate of 4.85%.

On October 22, 2018, the principal balance on the Monarch Bank Building loan was paid in full with the sale of the property, as detailed in Note 3.

Columbia Fire Station

On December 21, 2017, the Company paid $262 thousand to satisfy the loan in full.

JANAF

On January 18, 2018, the Company assumed a promissory note for $53.71 million for the purchase of JANAF at a rate of 4.49%. The loan matures in July 2023 with monthly principal and interest payments of $333,159.

JANAF - BJ's

On January 18, 2018, the Company assumed a promissory note for $5.16 million for the purchase of JANAF at a rate of 4.95%. The loan matures in January 2026 with monthly principal and interest payments of $29,964.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

JANAF - Bravo

On January 18, 2018, the Company executed a promissory note for $6.50 million for the purchase of JANAF at a rate of 4.65%. The loan matures in January 2021 with interest due monthly through January 2019 and monthly principal and interest payments of $36,935 beginning in February 2019.

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

On November 8, 2018, the Company extended the $1.46 million promissory note on Lumber River to October 10, 2020 with monthly principal and interest payments of $10,723 at a rate of Libor + 3.50%.

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

Riversedge Refinance

On December 11, 2018, the Company executed a promissory note for $1.80 million for the refinance of Riversedge to December 10, 2023 with monthly principal and interest payments of $11,436 at a rate of 5.77%. In conjunction with the refinance, the Company paid the $575 thousand exit fee on the Revere Term Loan.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of
December 31, 2018, the Company is not in compliance with the interest coverage ratio on the Revere Term Loan which was adversely impacted by the impairment on notes receivable, impairment of goodwill and reserve on related party receivables recognized during fourth quarter 2018. The Revere Term Loan has been paid down $553 thousand since December 31, 2018 to a remaining balance of $505 thousand as of February 27, 2019. The Company intends to make payment in full by April 1, 2019. As of December 31, 2018, the Company believes it is in compliance with all other applicable covenants.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2018, including loans payable on assets held for sale, are as follows (in thousands):

For the Years Ended December 31,
2019	$88,036
2020	23,806
2021	10,628
2022	8,152
2023	84,982
Thereafter	154,008
Total principal repayments and debt maturities	$369,612

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the year ended December 31, 2019 of $88.04 million. Included in the $88.04 million due in the year ended December 31, 2019 is $52.10 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by ten properties within our portfolio and may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. The Revere Term Loan has been reduced by $553 thousand subsequent to December 31, 2018, $200 thousand from operating cash, $323 thousand in proceeds from the Jenks Plaza sale and $30 thousand in proceeds from the Harbor Pointe sale. Subsequent to year end, upon the sale of a portion of the Harbor Pointe property the $460 thousand loan was paid in full. Additionally, $1.44 million in maturing debt fully amortizes through regularly scheduled principal payments. All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	suspension of 2018 fourth quarter and 2019 first quarter dividend payments on Series A Preferred, Series B Preferred and Series D Preferred;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	intended sale of six undeveloped land parcels and sale of additional properties, if necessary.

Management is currently working with lenders to refinance the loans noted above. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2018 are as follows (in thousands):

For the Years Ended December 31,
2019	$46,186
2020	38,758
2021	30,541
2022	24,218
2023	18,715
Thereafter	47,141
Total minimum rents	$205,559

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

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 98.33% interest in the Operating Partnership as of December 31, 2018. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2018 and 2017, there were 14,105,712 and 11,226,868, respectively, of common units outstanding with the Trust owning 13,870,680 and 10,591,850, respectively, of these common units.

Series A Preferred Stock

At December 31, 2018 and December 31, 2017, the Company had 562 shares without par value Series A
Preferred Stock ("Series A Preferred") issued and outstanding, 4,500 authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity and Mezzanine Equity (continued)

Series B Preferred Stock

On July 7, 2016 the Company filed a shelf registration statement relating to the potential issuance of up to $50.00 million of our Series B Preferred. On July 21, 2016, the Company entered into an Equity Distribution Agreement (the "Equity Distribution Agreement") with a third party agent to sell such securities. As of December 31, 2018, the Company has issued 1,146,829 shares of Series B Preferred, 1,142,225 in 2016 and 4,604 in 2017, pursuant to the Equity Distribution Agreement in addition to the 729,119 shares that were currently issued and outstanding. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

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

At December 31, 2018 and December 31, 2017, the Company had 1,875,748 and 1,875,848 shares, respectively, and 5,000,000 shares of no par value Series B Preferred issued and authorized with a $25.00 liquidation preference per share, or $46.90 million. The Series B Preferred bears interest at a rate of 9% per annum.

Series D Preferred Stock- Redeemable Preferred Stock

In 2016, the Company issued and sold 2,237,000 shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred"), liquidation value $25.00 per share, in a combination of two public offerings. In September 2016, 1,600,000 shares of Series D Preferred were sold to investors at an offering price of $25.00 per share. In December 2016, 637,000 shares of Series D Preferred were sold to investors at an offering price of $24.00 per share. In January 2018, the Company, issued and sold 1,363,636 shares of Series D Preferred, in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $16.50 per share. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

Net proceeds from the 2016 public offerings totaled $52.4 million and $21.16 million from the 2018 public offering, both which include the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity and Mezzanine Equity (continued)

The Series D Preferred requires the Company maintain asset coverage of at least 200%. If we fail to maintain asset coverage of at least 200% calculated by determining the percentage value of (i) our total assets plus accumulated depreciation and accumulated amortization minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) (exclusive of the book value of any Redeemable and Term Preferred Stock (defined below)) over (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of outstanding shares of our Series D Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (“Asset Coverage Ratio”), and such failure is not cured by the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter, or the “Asset Coverage Cure Date,” then we will be required to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having a coverage ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption. In connection with any redemption for failure to maintain the Asset Coverage Ratio, we may, in our sole option, redeem any shares of Redeemable and Term Preferred Stock we select, including on a non-pro rata basis. We may elect not to redeem any Series D Preferred Stock to cure such failure as long as we cure our failure to meet the Asset Coverage Ratio by or on the Asset Coverage Cure Date. If shares of Series D Preferred Stock are to be redeemed for failure to maintain the Asset Coverage Ratio, such shares will be redeemed solely in cash at a redemption price equal to $25.00 per share plus an amount equal to all accrued but unpaid dividends, if any, on such shares (whether or not declared) to and including the redemption date.

Dividends on the Series D Preferred cumulate from the end of the most recent dividend period for which dividends have been paid. Dividends on the Series D Preferred cumulate whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends and (iii) such dividends are authorized by our Board of Directors or declared by us. Dividends on the Series D Preferred Stock do not bear interest. If the Company, fails to pay any dividend within three (3) business days after the payment date for such dividend, the then-current dividend rate increases following the payment date by an additional 2.0% of the $25.00 stated liquidation preference per share, or $0.50 per annum, until we pay the dividend, subject to our ability to cure the failure.

Holders of shares of the Series D Preferred have no voting rights. However, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods, the number of directors on our Board of Directors will automatically be increased by two, and holders of shares of the Series D Preferred and the holders of shares of Parity Preferred Stock upon which like voting rights have been conferred and are exercisable (voting together as a single class) will be entitled to vote, at a special meeting called upon the written request of the holders of at least 20% of such stock or at our next annual meeting and at each subsequent annual meeting of stockholders, for the election of two additional directors to serve on our Board of Directors, until all unpaid dividends on such Series D Preferred and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof set apart for payment. The Series D Preferred Directors will be elected by a plurality of the votes cast in the election. For the avoidance of doubt, the Board of Directors shall not be permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred Stock and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors.

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

Accretion of Series D Preferred discount was $591 thousand, $723 thousand and $0 thousand for the years ended December 31, 2018, 2017 and 2016, respectively. The carrying value of Series D Preferred increased $1.97 million for undeclared fourth quarter 2018 dividends.

At December 31, 2018 and December 31, 2017, the Company had 3,600,636 and 2,237,000 issued, respectively and 4,000,000 authorized shares of Series D Preferred with a $25.00 liquidation preference per share, or $91.98 million and $55.93 million in aggregate.

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

As of December 31, 2018, 2017 and 2016, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive. In addition to the below, 750,000 shares of the Company's Common Stock may be issued upon exercise of a warrant, solely in the event of a default under a loan agreement in which we serve as a guarantor.

	December 31, 2018		December 31, 2017		December 31, 2016
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	235,032	235,032	635,018	635,018	761,954	506,911
Series B Preferred Stock	1,875,748	1,172,343	1,875,848	1,172,405	1,871,244	1,169,528
Series D Preferred Stock	3,600,636	5,307,541	2,237,000	3,297,465	2,237,000	3,297,465
Warrants to purchase Common Stock		276,746		329,378		329,378
Senior Convertible Notes					2,509	2,509

Dividends

Dividends declared to holders of common units, common shares and preferred shares are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Common unit and common shareholders	$—	$13,477	$15,328
Preferred shareholders	9,790	9,969	4,713
Total	$9,790	$23,446	$20,041

Dividends declared per share type are as follows:

	Years Ended December 31,
	2018	2017	2016

Dividends declared per common share	$—	$1.44	$1.68
Dividends declared per Series A Preferred share	$67.50	$90.00	$90.00
Dividends declared per Series B Preferred share	$1.69	$2.25	$2.25
Dividends declared per Series D Preferred share	$1.64	$2.19	$0.61

On December 20, 2018, the Board of Directors suspended payment of the fourth quarter dividends on shares of its Series A Preferred, Series B Preferred and Series D Preferred. At December 31, 2018, the amounts of dividends in arrears are

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity and Mezzanine Equity (continued)

$13 thousand ($22.50 per share) on Series A Preferred, $1.06 million ($0.56 per share) on Series B Preferred and $1.97 million ($0.55 per share) on Series D Preferred for a total of $3.04 million.

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

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2018	—	$—
2017	11,464	155
2016	42,070	519

As of December 31, 2018, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2018	206,358	$1,057
2017	99,527	1,261
2016	4,601	60

As of December 31, 2018, there are 314,514 shares available for issuance under the Company’s 2016 Incentive Plan.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies

Lease Commitments

The following properties are subject to ground leases which requires the Company to make a fixed annual rental payment and includes escalation clauses and renewal options as follows (in thousands):

	For the Years Ended December 31,			Expiration Year
	2018	2017	2016
Amscot	$18	$18	$18	2045
Beaver Ruin Village	46	46	46	2054
Beaver Ruin Village II	19	19	18	2056
Leased office space Charleston, SC	100	100	92	2019
Moncks Corner	121	121	87	2040
Devine Street	250	251	180	2035
JANAF	258	—	—	2069
Total Ground Leases	$812	$555	$441

JANAF ground lease expense of $258 thousand for the year ended December 31, 2018, includes $113 thousand in percentage rent.

Future minimum lease payments due under the operating leases, including applicable automatic extension options, are as follows (in thousands):

For the Years Ended December 31,
2019	$644
2020	583
2021	635
2022	638
2023	640
Thereafter	16,063
Total minimum lease payments	$19,203

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (continued)

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Midwest, which markets represented approximately 4%, 19%, 76% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2018. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the Circuit Court for the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit. The non-jury trial of the lawsuit is scheduled for April 17-18, 2019. The parties are presently engaging in discovery. At this juncture, the outcome of the matter cannot be predicted.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company is responding to the lawsuit, defending the lawsuit and has filed an answer denying liability; however, the parties are engaging in discovery. Trial has been scheduled for March 2-6, 2020. At this early juncture, the outcome of the matter cannot be predicted.

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit. The parties are presently engaging in written discovery. At this early juncture, the outcome of the matter cannot be predicted.

Harbor Pointe Tax Increment Financing

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2,415,000, bearing a variable interest rate of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (continued)

2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.28 million, the principal amount of the bonds, as of December 31, 2018. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. In 2018, 2017, and 2016, we funded approximately $73 thousand, $58 thousand and $49 thousand, respectively in debt service shortfalls. No amounts have been accrued for this as of December 31, 2018 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions

The following summarizes related party activity as of and for the years ended December 31, 2018, 2017 and 2016. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	December 31,
	2018	2017	2016
Amounts paid to affiliates	$15	$48	$125
Amounts received from affiliates	$116	$2,517	$1,347
Amounts due from affiliates	$—	$—	$1,456
Notes receivable	$5,000	$6,739	$12,000
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. At December 31, 2018 and 2017, the Company recognized a $1.74 million and $5.26 million impairment charge, respectively, on the note receivable as discussed in greater detail in Note 4. The Company has placed the notes receivable on nonaccrual status and has not recognized $1.44 million of interest income due on the notes for the year ended December 31, 2018. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.
The Company recovered $77 thousand in amounts due from related parties for the year ended December 31, 2018, respectively, which were previously reserved. The recovery is included in “provision for credit losses” on the consolidated statements of operations. The total allowance on related party receivables at December 31, 2018 and 2017 is $2.20 million and $2.36 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

A detail of the allowance on related party receivables as of December 31, 2018 and 2017 is presented below (in thousands):

	For the Years Ended December 31,
Sea Turtle Development	2018	2017
Accrued interest on note receivable - due at maturity	$895	$895
Accrued interest on note receivable - currently due	443	443
Leasing Commissions	107	190
Development fees	182	182
Other	18	18
Other non-REIT Properties	557	636
	$2,202	$2,364
Amounts due from Sea Turtle Development are reserved due to uncertainty surrounding the collectability given current cash flow models. The Company’s estimated fair value of the project is based upon cash flow models that include information available to the Company at December 31, 2018, including assumptions on future lease up and the estimated fair value at full stabilization. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project.

Amounts due from other non-REIT properties have been reserved based on available cash flows at the respective properties and payment history. The reserve of $636 thousand was recorded in 2017 and is included in “provision for credit losses” on the consolidated statements of operations. There were no additional reserves recorded in 2018. In February 2018 the management agreements for these properties were terminated.

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

12. Subsequent Events

Jenks Plaza

On January 11, 2019, the Company completed the sale of Jenks Plaza for a contract price of $2.20 million, resulting in a gain of $388 thousand with net proceeds of $1.84 million, of which $323 thousand was used to further paydown the Revere Term Loan and $1.51 million to paydown the portion of the First National Bank Line of Credit collateralized by Jenks Plaza.

Perimeter Square Refinance and Construction Loan

On January 15, 2019, the Company renewed the promissory notes for $6.25 million and $247 thousand at Perimeter Square. The loans mature in March 2019 with interest only payments beginning February 15, 2019. The loans bears interest at 6.50%.

Revere Term Loan Extension

On January 29, 2019, the Company entered into a Sixth Amendment to Loan Documents to the Revere Term Loan (the “Revere Sixth Amendment”). The Revere Sixth Amendment extends the maturity date to April 1, 2019 from February 1, 2019 and creates an additional “Exit Fee” of $20 thousand.

Harbor Pointe Sale

On February 7, 2019, the Company completed the sale of a 1.28 acre parcel of land at Harbor Pointe for a contract price of $550 thousand, paying off the underlying mortgage and $30 thousand on the Revere Term Loan.

Suspension of Dividends

On February 27, 2019, the Board of Directors suspended the 2019 first quarter dividends on shares of its Series A Preferred, Series B Preferred and Series D Preferred.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2018

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
	(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2018	$3,069	$434	$(32)	$3,471
Year Ended December 31, 2017	691	2,821	(443)	3,069

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2018

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	151	—	942	4,496	5,438
Perimeter Square	1,566	5,081	1,950	—	1,705	6,892	8,597
Riversedge North	910	2,208	721	—	910	2,929	3,839
Surrey Plaza	381	1,857	—	—	381	1,857	2,238
The Shoppes at TJ Maxx	2,115	6,719	644	—	2,115	7,363	9,478
Twin City Commons	800	3,041	24	—	800	3,065	3,865
Walnut Hill Plaza	734	2,414	1,324	—	734	3,738	4,472
Tampa Festival	4,653	6,691	407	—	4,695	7,056	11,751
Forrest Gallery	3,015	7,455	884	—	3,015	8,339	11,354
Jenks Plaza	498	918	227	—	498	1,145	1,643
Winslow Plaza	1,325	3,684	205	—	1,370	3,844	5,214
Clover Plaza	356	1,197	26	—	356	1,223	1,579
St. George Plaza	706	1,264	46	—	752	1,264	2,016
South Square	353	1,911	10	—	353	1,921	2,274
Westland Square	887	1,710	55	—	901	1,751	2,652
Waterway Plaza	1,280	1,248	136	—	1,280	1,384	2,664
Cypress Shopping Center	2,064	4,579	251	—	2,064	4,830	6,894
Harrodsburg Marketplace	1,431	2,485	78	—	1,509	2,485	3,994
Port Crossing Shopping Center	792	6,921	102	—	792	7,023	7,815
LaGrange Marketplace	390	2,648	285	—	430	2,893	3,323
DF I-Courtland (1)	196	—	—	—	196	—	196
Edenton Commons (1)	746	—	—	—	746	—	746
DF I-Moyock (1)	179	—	—	—	179	—	179
Freeway Junction	1,521	6,755	8	—	1,521	6,763	8,284
Graystone Crossing	922	2,856	—	—	922	2,856	3,778
Bryan Station	1,658	2,756	57	—	1,658	2,813	4,471
Crockett Square	1,546	6,834	183	—	1,565	6,998	8,563
Harbor Pointe (1)	1,538	—	134	—	1,665	7	1,672
DF I-Berkley	250	—	—	—	250	—	250
Pierpont Centre	484	9,221	30	—	504	9,231	9,735
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	1,488	—	577	9,202	9,779
Butler Square	1,024	6,401	192	—	1,024	6,593	7,617
Brook Run Shopping Center	2,209	12,919	520	—	2,256	13,392	15,648
Beaver Ruin Village	2,604	8,284	19	—	2,604	8,303	10,907
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Columbia Fire Station	$1,706	$599	$4,780	$—	$1,706	$5,379	$7,085
Chesapeake Square	895	4,112	900	—	1,232	4,675	5,907
Sunshine Plaza	1,183	6,368	131	—	1,183	6,499	7,682
Barnett Portfolio	3,107	8,912	141	—	3,193	8,967	12,160
Grove Park	722	4,590	3	—	722	4,593	5,315
Parkway Plaza	772	4,230	47	—	778	4,271	5,049
Fort Howard Square	1,890	7,350	246	—	1,928	7,558	9,486
Conyers Crossing	2,034	6,820	—	—	2,034	6,820	8,854
LBP Vauxhall	—	—	1	—	—	1	1
Darien Shopping Center	188	1,054	—	—	188	1,054	1,242
Devine Street	365	1,941	—	—	365	1,941	2,306
Folly Road	5,992	4,527	—	—	5,992	4,527	10,519
Georgetown	742	1,917	93	—	742	2,010	2,752
Ladson Crossing	2,981	3,920	21	—	2,981	3,941	6,922
Lake Greenwood Crossing	550	2,499	18	—	550	2,517	3,067
Lake Murray	447	1,537	—	—	447	1,537	1,984
Litchfield I	568	929	—	—	568	929	1,497
Litchfield II	568	936	—	—	568	936	1,504
Litchfield Market Village	2,970	4,716	29	—	2,970	4,745	7,715
Moncks Corner	—	1,109	—	—	—	1,109	1,109
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	816	—	3,182	6,176	9,358
South Lake	804	2,025	(37)	—	804	1,988	2,792
South Park	943	2,967	(21)	—	943	2,946	3,889
St. Matthews	338	1,941	(9)	—	338	1,932	2,270
Berkley	1,005	2,865	(62)	—	1,005	2,803	3,808
Sangaree	2,302	2,922	236	—	2,503	2,957	5,460
Tri-County	411	3,421	139	—	552	3,419	3,971
Riverbridge	774	5,384	—	—	774	5,384	6,158
Laburnum Square	3,736	5,928	115	—	3,736	6,043	9,779
Franklin Village	2,608	9,426	—	—	2,608	9,426	12,034
Village at Martinsville	5,208	12,879	—	—	5,208	12,879	18,087
New Market Crossing	993	5,216	363	—	1,042	5,530	6,572
Rivergate Shopping Center	1,570	30,694	89	—	1,570	30,783	32,353
JANAF	8,267	66,856	21	—	8,267	66,877	75,144
Totals	$101,864	$361,978	$18,261	$—	$103,604	$378,499	$482,103
(1) Includes impairment charge described in Note 3 of the consolidated audited financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances		Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
	(in thousands)
Amscot Building	(3)	(5)	$216	5/15/2004		5-40 years
Lumber River Village	$1,448		879		11/16/2012	5-40 years
Perimeter Square	6,497	(5)	1,079		11/16/2012	5-40 years
Riversedge North	1,800		1,432	4/17/2008	12/21/2012	5-40 years
Surrey Plaza	(3)	(5)	436		12/21/2012	5-40 years
The Shoppes at TJ Maxx	5,539		1,617		11/16/2012	5-40 years
Twin City Commons	3,048		590		12/18/2012	5-40 years
Walnut Hill Plaza	3,868	(5)	1,928		12/14/2007	5-40 years
Tampa Festival	8,227		1,377		8/26/2013	5-40 years
Forrest Gallery	8,529		1,552		8/29/2013	5-40 years
Jenks Plaza	(3)	(5)	207		12/17/2013	5-40 years
Winslow Plaza	4,620		784		12/19/2013	5-40 years
Clover Plaza	2,018		176		12/23/2013	5-40 years
St. George Plaza	2,544		198		12/23/2013	5-40 years
South Square	2,072		252		12/23/2013	5-40 years
Westland Square	2,644		249		12/23/2013	5-40 years
Waterway Plaza	2,589		189		12/23/2013	5-40 years
Cypress Shopping Center	6,379		606		7/1/2014	5-40 years
Harrodsburg Marketplace	3,486		356		7/1/2014	5-40 years
Port Crossing Shopping Center	6,150		1,438		7/3/2014	5-40 years
LaGrange Marketplace	(6)	(5)	457		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		(5)	—		8/15/2014	N/A
Edenton Commons (undeveloped land)		(5)	—		8/15/2014	N/A
DF I-Moyock (undeveloped land)	73	(5)	—		8/15/2014	N/A
Freeway Junction	7,863		955		9/4/2014	5-40 years
Graystone Crossing	3,863		302		9/26/2014	5-40 years
Bryan Station	4,472		378		10/2/2014	5-40 years
Crockett Square	6,338		950		11/5/2014	5-40 years
Harbor Pointe (undeveloped land)	460	(5)	—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		(5)	—		12/1/2014	N/A
Pierpont Centre	8,113		1,174		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		(5)	—		3/27/2015	N/A
Alex City Marketplace	5,750		1,001		4/1/2015	5-40 years
Butler Square	5,640		687		4/15/2015	5-40 years
Brook Run Shopping Center	10,950		2,598		6/2/2015	5-40 years
Beaver Ruin Village	(4)		870		7/1/2015	5-40 years
Beaver Ruin Village II	(4)		280		7/1/2015	5-40 years
Columbia Fire Station	4,189	(5)	73	8/31/2018	7/1/2015	5-40 years
Chesapeake Square	4,434		660		7/10/2015	5-40 years
Sunshine Plaza	5,900		690		7/21/2015	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
	(in thousands)
Barnett Portfolio	$8,770	$1,055		8/21/2015	5-40 years
Grove Park	3,800	585		9/9/2015	5-40 years
Parkway Plaza	3,500	440		9/15/2015	5-40 years
Fort Howard Square	7,100	724		9/30/2015	5-40 years
Conyers Crossing	5,960	891		9/30/2015	5-40 years
Darien Shopping Center	(1)	90		4/12/2016	5-40 years
Devine Street	(1)	148		4/12/2016	5-40 years
Folly Road	6,073	357		4/12/2016	5-40 years
Georgetown	(6)	156		4/12/2016	5-40 years
Ladson Crossing	(7)	328		4/12/2016	5-40 years
Lake Greenwood Crossing	(7)	202		4/12/2016	5-40 years
Lake Murray	(1)	155		4/12/2016	5-40 years
Litchfield I	(1)	93		4/12/2016	5-40 years
Litchfield II	(1)	106		4/12/2016	5-40 years
Litchfield Market Village	(1)	414		4/12/2016	5-40 years
Moncks Corner	(1)	94		4/12/2016	5-40 years
Ridgeland	(6)	38		4/12/2016	5-40 years
Shoppes at Myrtle Park	(1)	466		4/12/2016	5-40 years
South Lake	(1)	158		4/12/2016	5-40 years
South Park	(7)	220		4/12/2016	5-40 years
St. Matthews	(1)	138		4/12/2016	5-40 years
Berkley	(2)	191		11/10/2016	5-40 years
Sangaree	(2)	319		11/10/2016	5-40 years
Tri-County	(2)	325		11/10/2016	5-40 years
Riverbridge	4,000	384		11/15/2016	5-40 years
Laburnum Square	(1)	403		12/7/2016	5-40 years
Franklin Village	8,516	574		12/12/2016	5-40 years
Village at Martinsville	(1)	888		12/16/2016	5-40 years
New Market Crossing	6,907	342		12/20/2016	5-40 years
Rivergate Shopping Center	22,117	1,833		12/21/2016	5-40 years
JANAF	63,818	1,946		1/18/2018	5-40 years
Totals		$40,699
(1) Properties secure a $52.1 million mortgage note.
(2) Properties secure a $9.4 million mortgage note.
(3) These properties secure a $3.0 million bank line of credit.
(4) Properties secure a $9.4 million mortgage note.
(5) Properties secure the $1.1 million Revere Term Loan.
(6) Properties secure a $5.74 million mortgage note.
(7) Properties secure a $7.60 million mortgage note.

	2018	2017
	(in thousands)
Balance at beginning of period	$415,379	$409,585
Additions during the period:
Acquisitions	75,123	—
Improvements	5,567	7,367
Impairments	(3,938)	—
Disposals	(10,028)	(1,573)
Balance at end of period	$482,103	$415,379

Item 16.        Form 10-K Summary.

Not applicable.
EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (15)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (17)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (18)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (18)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (30)

4.1	Form of Certificate of Common Stock of Registrant (18)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant (15)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (11)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (12)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (12)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (12)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (12)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (12)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (12)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (12)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (12)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company,N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units. (16)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (15)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (17)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (14)

10.8	Employment Agreement with Jon S. Wheeler (10)

10.9	Employment Agreement with Wilkes Graham (10)

10.10	Employment Agreement with David Kelly (22)

10.11	Employment Agreement with Matthew Reddy (22)

10.12	Employment Agreement with M. Andrew Franklin (22)

10.13	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.14	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.15	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.16	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.17	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (11)

10.18	First Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated August 25, 2017. (25)

10.19	Second Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 14, 2018. (25)

10.20	Third Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated September 26, 2018. (26)

10.21	Fourth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated November 5, 2018. (26)

10.22	Fifth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated November 5, 2018. (31)

10.23	Sixth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated January 29, 2019. (31)

10.24	Borrower's Certification Regarding Loan Extension and Guarantor's Reaffirmation of Obligation as Lender Guaranty by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 3, 2018. (25)

10.25	Tax Protection Agreement dated February 8, 2017 (13)

10.26	Amended and Restated Credit Agreement dated December 21, 2017. (19)

10.27	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (27)

10.28	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (28)

10.29	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018. (29)

10.30	Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC. (20)

10.31	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016. (20)

10.32	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017. (20)

10.33	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017. (20)

10.34	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017. (20)

10.35	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017. (20)

10.36	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017. (20)

10.37	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017. (20)

10.38	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017. (20)

10.39	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017. (20)

10.40	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017. (20)

10.41	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017. (20)

10.42	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017. (20)

10.43	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017. (20)

10.44	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017. (20)

10.45	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (23)

10.46	JANAF Loan Agreement dated June 5, 2013. (21)

14.1	Code of Ethics (24)

21.1	Subsidiaries of Registrant (31)

23.1	Consent of Cherry Bekaert LLP (31)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

101.INS XBRL	Instance Document (31)

101.SCH	XBRL Taxonomy Extension Schema Document (31)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (31)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (31)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (31)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (31)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

(2)
Filed as an exhibit to the Registrant's Registration Statement on Form S-11/A (Registration No. 333-177262) previously filed on February 14, 2012 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(3)
Filed as an exhibit to the Registrant's Registration Statement on Form S-11/A (Registration No. 333-194831) previously filed on April 23, 2014 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(4)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 18, 2013 and hereby incorporated by reference.

(5)
Filed as an exhibit to the Registrant's Registration Statement on Form S-11 (Registration No. 333-198245) previously filed on August 20, 2014 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 16, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on January 4, 2019 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 9, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on March 7, 2018 and hereby incorporated by reference.

(24)
Filed as an exhibit to the Registrant's Report on Form S-11 (Registration No. 333-177262) previously filed on October 12, 2011 pursuant to the Securities Act of 1933 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 17, 2018 and hereby incorporated by reference.

(26)	Filed as an exhibit to the Registrant's Report on Form 10-Q, filed on November 7, 2018 and hereby incorporated by reference.

(27)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(28)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(29)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on October 19, 2018 and hereby incorporated by reference.

(30)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(31)	Filed herewith.