Form 10-Q
period 2019-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2019-05-02
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of April 30, 2019, there were 9,693,271 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS:
Investment properties, net	$422,838	$433,142
Cash and cash equivalents	4,159	3,544
Restricted cash	14,446	14,455
Rents and other tenant receivables, net	5,594	5,539
Notes receivable, net	5,000	5,000
Assets held for sale	10,431	8,982
Above market lease intangibles, net	6,793	7,346
Operating lease right-of-use assets	11,833	—
Deferred costs and other assets, net	28,003	30,073
Total Assets	$509,097	$508,081
LIABILITIES:
Loans payable, net	$348,651	$360,117
Liabilities associated with assets held for sale	6,684	4,632
Below market lease intangibles, net	9,265	10,045
Operating lease liabilities	11,962	—
Accounts payable, accrued expenses and other liabilities	10,504	12,077
Total Liabilities	387,066	386,871
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $94.40 million and $91.98 million aggregate liquidation preference, respectively)	79,522	76,955

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,022	41,000
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,693,271 and 9,511,464 shares issued and outstanding, respectively)	97	95
Additional paid-in capital	233,861	233,697
Accumulated deficit	(235,131)	(233,184)
Total Shareholders’ Equity	40,302	42,061
Noncontrolling interests	2,207	2,194
Total Equity	42,509	44,255
Total Liabilities and Equity	$509,097	$508,081
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE:
Rental revenues	$15,770	$15,821
Asset management fees	13	125
Commissions	42	14
Other revenues	170	333
Total Revenue	15,995	16,293
OPERATING EXPENSES:
Property operations	4,726	4,599
Non-REIT management and leasing services	23	36
Depreciation and amortization	5,816	7,476
Corporate general & administrative	1,814	2,508
Total Operating Expenses	12,379	14,619
Gain on disposal of properties	1,839	1,055
Operating Income	5,455	2,729
Interest income	1	1
Interest expense	(4,793)	(4,577)
Net Income (Loss) Before Income Taxes	663	(1,847)
Income tax expense	(8)	(25)
Net Income (Loss)	655	(1,872)
Less: Net income (loss) attributable to noncontrolling interests	13	(47)
Net Income (Loss) Attributable to Wheeler REIT	642	(1,825)
Preferred Stock dividends - declared	—	(3,207)
Preferred Stock dividends - undeclared	(3,657)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,015)	$(5,032)

Loss per share:
Basic and Diluted	$(0.31)	$(0.57)

Weighted-average number of shares:
Basic and Diluted	9,606,249	8,900,416

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	642	642	—	13	655
Balance, March 31, 2019 (Unaudited)	562	$453	1,875,748	$41,022	9,693,271	$97	$233,861	$(235,131)	$40,302	235,032	$2,207	$42,509

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	9,706	—	64	—	64	(9,706)	(64)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	43,459	—	330	—	330	—	—	330
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	505	—	505	—	(505)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,207)	(3,207)	—	—	(3,207)
Net Loss	—	—	—	—	—	—	—	(1,825)	(1,825)	—	(47)	(1,872)
Balance, March 31, 2018 (Unaudited)	562	$453	1,875,748	$40,935	8,947,416	$89	$229,007	$(209,957)	$60,527	625,312	$6,472	$66,999
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$655	$(1,872)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation	3,187	3,173
Amortization	2,629	4,303
Loan cost amortization	392	379
Above (below) market lease amortization, net	(226)	(22)
Straight-line expense	47	5
Share-based compensation	90	419
Gain on disposal of properties	(1,839)	(1,055)
Credit losses on operating lease receivables	90	21
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	251	978
Unbilled rent	(155)	(83)
Related party receivables	—	84
Deferred costs and other assets, net	(625)	(197)
Accounts payable, accrued expenses and other liabilities	(1,778)	371
Net operating cash flows used in discontinued operations	(21)	(30)
Net cash provided by operating activities	2,697	6,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	—	(23,153)
Capital expenditures	(285)	(1,472)
Cash received from disposal of properties	3,584	1,160
Cash received from disposal of properties-discontinued operations	19	—
Net cash provided by (used in) investing activities	3,318	(23,465)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(28)	(128)
Dividends and distributions paid	—	(5,480)
Proceeds from sales of Preferred Stock, net of expenses	—	21,158
Loan proceeds	—	7,403
Loan principal payments	(5,350)	(848)
Net financing cash flows used in discontinued operations	(31)	(54)
Net cash (used in) provided by financing activities	(5,409)	22,051
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	606	5,060
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	17,999	12,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$18,605	$17,346
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$58,867
Conversion of common units to common stock	$—	$64
Conversion of Series B Preferred Stock to Common Stock	$—	$2
Issuance of Common Stock for acquisition	$—	$1,130
Accretion of preferred stock discounts	$170	$170
Other Cash Transactions:
Cash paid for interest	$4,430	$3,911
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2019, the Trust, through the Operating Partnership, owned and operated sixty-two centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. You should read these condensed consolidated financial statements in conjunction with our 2018 Annual Report filed on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2019 and December 31, 2018, the Company’s allowance for uncollectible accounts totaled $1.03 million and $1.26 million, respectively. Upon adoption of ASC Topic 842 "Leases," reserves for uncollectible accounts were recorded and reclassified to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as an operating expense, provision for credit losses. The standard also provides guidance on calculating reserves; however, those did not impact the Company. During the three months ended March 31, 2019 and 2018, the Company recorded a provision for credit losses in the amount of $90 thousand and $98 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. These are included in rental revenues on the condensed consolidated statements of operations. During the three months ended March 31, 2019 and 2018, the Company did not realize any recoveries related to tenant receivables previously written off.

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

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs, tenant relationship and ground lease sandwich interest intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

commissions paid to third parties in connection with lease originations. The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense.

Revenue Recognition
Lease Contract Revenue

The Company has two classes of underlying assets relating to rental revenue activity, retail and office space. The Company retains substantially all of the risks and benefits of ownership of these underlying assets and accounts for these leases as operating leases. The Company combines lease and nonlease components in lease contracts, which includes combining base rent and tenant reimbursement revenue.

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2019 and December 31, 2018, there were $3.54 million and $3.12 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three months ended March 31, 2019 and 2018.

Additionally, the Company has tenants who pay real estate taxes directly to the taxing authority. The Company excludes these Company costs paid directly by the tenant to third parties on the Company’s behalf from both variable revenue payments recognized and the associated property operating expenses. The Company does not evaluate whether certain sales taxes and other similar taxes are the Company’s costs or tenants costs. Instead, the Company accounts for these costs as tenant costs.

The Company recognizes lease termination fees, which is included in "other revenue" on the condensed consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Asset Management Fees
Asset management fees are generated from Non-REIT Properties. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively for services performed. Revenues are governed by the management fee agreements for the various properties. Obligations under the agreements include and are not limited to: managing of maintenance, janitorial, security, landscaping, vendors and back office (collecting rents, paying bills), etc. Each of the obligations are bundled together to be one service and are satisfied over time. Non-REIT Properties are billed monthly and typically pay monthly for these services.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Commissions
Commissions are generated from Non-REIT Properties. The Non-REIT Properties pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals). Revenues are governed by the leasing commission agreements for the various properties. Obligations under the agreements include and are not limited to: monitoring upcoming vacancies, new tenant identification, proposal preparation, lease negotiation and document preparation. Each of the obligations are bundled together to be one service as the overall objective of these services is to maintain the overall occupancy of the property. Revenue is recognized and billed upon lease execution.
The below table disaggregates the Company’s revenue by type of service for the three months ended March 31, 2019 and 2018 (in thousands, unaudited):

	Three Months Ended March 31,
	2019	2018

Minimum rent	$12,461	$12,610
Tenant reimbursements - variable lease revenue	3,287	3,222
Percentage rent - variable lease revenue	112	87
Lease termination fees	49	246
Asset management fees	13	125
Commissions	42	14
Other	121	87
Subtotal	16,085	16,391
Credit losses on operating lease receivables	(90)	(98)
Total	$15,995	$16,293

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $22 thousand and $13 thousand, respectively, for federal and state income taxes as of March 31, 2019 and December 31, 2018. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs For Leasing Activities

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs associated with leasing activities of $49 thousand and $43 thousand for the three months ended March 31, 2019 and 2018, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

	Three Months Ended March 31,
	2019	2018

Compensation and benefits	$676	$1,001
Professional fees	599	861
Corporate administration	305	342
Capital related costs	74	53
Taxes and licenses	62	165
Other	98	122
	1,814	2,544
Less: Allocation of CG&A to Non-REIT management and leasing services	—	(36)
Total	$1,814	$2,508

An allocation of professional fees, compensation and benefits, corporate administration and travel is included in Non-REIT management and leasing services on the condensed consolidated statements of operations, which can vary period to period depending on the relative operational fluctuations of these respective services.
Leases Commitments

The Company determines if an arrangement is a lease at inception. Operating leases, in which the Company is the lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our condensed consolidated balance sheets.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any lease payments made and excludes lease incentives. The Company's lease terms may include options to extend the lease when it is reasonably certain that the company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The company elects the practical expedient to combine lease and associated nonlease components. The lease components are the majority of its leasing arrangements and the Company accounts for the combined component as an operating lease. In the event the Company modifies existing ground leases or enters into new ground leases, such leases may be classified as finance leases.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Condensed consolidated statements of equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

Adoption of ASC Topic 842, “Leases”

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842)”, to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. The Company did not have a cumulative-effect adjustment as of the adoption date. In addition, the Company implemented internal controls to enable the preparation of financial information upon adoption.

The Company elected the package of transition practical expedients where the company is either the lessee or lessor, which among other things, allowed the Company to carry forward the historical lease classifications and use hindsight in determining the lease terms.

The standard had a material impact on the Company's condensed consolidated balance sheets, but did not have a material impact on the condensed consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases as of January 1, 2019, calculated based on an incremental borrowing rate of 4.84%. The difference between the ROU assets and lease liabilities at adoption represents the accrued straight-line rent liability previously recognized under ASC 840. The standard had no impact on the Company's cash flows.

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Loses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)". This update modifies the disclosure requirements on fair value measurements in Topic 820 with several removals and additions for disclosures. The guidance will add disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company anticipates that there will be no material impact on its consolidated financial statements upon adoption of the guidance.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. Tenant reimbursements and provision for credit losses were reclassified to rental revenues on the condensed consolidated statements of operations to conform to 2019 presentation as a result of adopting ASU 2016-02, “Leases (Topic 842).” The reclassifications within the condensed consolidated statement of cash flows pertain to the straight-line expense operating activity adjustment and the presentation of discontinued operations within operating and financing activities. This reclassification did not impact cash provided by (used in) operating, investing, or financing activities.

3. Real Estate
Investment properties consist of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$97,279	$98,846
Buildings and improvements	367,786	374,485
Investment properties at cost	465,065	473,331
Less accumulated depreciation	(42,227)	(40,189)
Investment properties, net	$422,838	$433,142
The Company’s depreciation expense on investment properties was $3.19 million and $3.17 million for the three months ended March 31, 2019 and 2018, respectively.
A significant portion of the Company’s land, buildings and improvements serves as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.
Assets Held for Sale

At December 31, 2018, assets held for sale included six undeveloped land parcels (the "Land Parcels"), Graystone Crossing and Jenks Plaza. Graystone Crossing and Jenks Plaza were sold during the three months ended March 31, 2019. Additionally, in 2019 the Board committed to a plan to sell Perimeter Square which is classified as assets held for sale as of March 31, 2019.

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

As of March 31, 2019 and December 31, 2018, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$7,475	$4,912
Rents and other tenant receivables, net	64	72
Above market leases, net	—	420
Deferred costs and other assets, net	34	228
Total assets held for sale, excluding discontinued operations	$7,573	$5,632

	March 31, 2019	December 31, 2018
	(unaudited)
Loans payable	$6,497	$3,818
Below market leases, net	1	—
Accounts payable	123	240
Total liabilities associated with assets held for sale, excluding discontinued operations	$6,621	$4,058
As of March 31, 2019 and December 31, 2018, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$2,858	$3,350
Total assets held for sale, discontinued operations	$2,858	$3,350

	March 31, 2019	December 31, 2018
	(unaudited)
Loans payable	$43	$533
Accounts payable	20	41
Total liabilities associated with assets held for sale, discontinued operations	$63	$574

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

Dispositions
The following properties were disposed of during the three months ended March 31, 2019 and 2018:

Disposal Date	Property	Contract Price	Gain	Net Proceeds
		(in thousands, unaudited)
March 18, 2019	Graystone Crossing	$6,000	$1,452	$1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	1,270	1,055	1,160

The sale of the Chipotle ground lease at Conyers Crossing, Jenks Plaza and Graystone Crossing did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Sea Turtle Development was a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member as discussed in Note 11. Both promissory notes are collateralized by a 2nd deed of trust on the property and accrue interest at a rate of 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property.

As of March 31, 2019, the Company in total has recognized $7.00 million in impairment charges on the notes receivable reducing the carrying value to $5.00 million. In 2018, the Company placed the notes receivable on nonaccrual status and has not recognized $355 thousand of interest income due on the notes for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, the Company believes the estimated fair market value of the development upon stabilization and lease up at a future date will provide for the cash required to repay the $5.00 million carrying value of the notes receivable in the event of a sale. The Company’s estimated fair value of the project is based upon cash flow models that include information available to the Company at March 31, 2019, including assumptions on future lease up and the estimated fair value at full stabilization. Capitalization rates utilized in these models are based upon rates that the Company believes to be within a reasonable range of current market rates for the respective project. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. If the holder of the $20.00 million 1st deed of trust proceeds to foreclosure, this may have an adverse effect on assumptions used in the Company's fair value analysis leading to further impairment.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Deferred Costs
Deferred costs, net of amortization and other assets are as follows (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Leases in place, net	$19,836	$21,785
Tenant relationships, net	3,228	3,764
Ground lease sandwich interest, net	2,420	2,488
Lease origination costs, net	1,192	1,261
Legal and marketing costs, net	54	59
Other	1,273	716
Total deferred costs and other assets, net	$28,003	$30,073
As of March 31, 2019 and December 31, 2018, the Company’s intangible accumulated amortization totaled $52.16 million and $50.55 million, respectively. During the three months ended March 31, 2019 and 2018, the Company’s intangible amortization expense totaled $2.63 million and $4.30 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships, and ground lease sandwich interests is as follows (in thousands, unaudited):

	Leases In Place, net	Tenant Relationships, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining nine months ending December 31, 2019	$4,486	$1,040	$205	$169	$9	$5,909
For the years ending:
December 31, 2020	4,539	863	274	188	11	5,875
December 31, 2021	2,840	451	274	175	9	3,749
December 31, 2022	2,172	357	274	134	6	2,943
December 31, 2023	1,691	230	274	116	6	2,317
December 31, 2024	1,177	130	274	101	3	1,685
Thereafter	2,931	157	845	309	10	4,252
	$19,836	$3,228	$2,420	$1,192	$54	$26,730

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2019	December 31, 2018
Harbor Pointe (1)	$11,024	5.85%	December 2018	$—	$460
Perimeter Square (1)	Interest only	6.50%	March 2019	6,250	6,250
Perimeter Square construction loan (1)	Interest only	6.50%	March 2019	247	247
KeyBank Line of Credit (6)	Interest only	Libor + 250 basis points	March 2019	2,980	3,830
Revere Term Loan	$109,658	10.00%	April 2019	—	1,059
Senior convertible notes	$234,199	9.00%	June 2019	692	1,369
DF I-Moyock (1)	$10,665	5.00%	July 2019	43	73
Rivergate	$141,230	Libor + 295 basis points	December 2019	21,974	22,117
KeyBank Line of Credit (6)	Interest only	Libor + 250 basis points	December 2019	48,272	48,272
Folly Road	$32,827	4.00%	March 2020	6,035	6,073
Columbia Fire Station	$25,452	4.00%	May 2020	4,154	4,189
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,491	5,539
First National Bank Line of Credit	$24,656	Libor + 300 basis points	September 2020	1,379	2,938
Lumber River	$10,723	Libor + 350 basis points	October 2020	1,438	1,448
JANAF Bravo	$36,935	4.65%	January 2021	6,476	6,500
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,840	3,868
Twin City Commons	$17,827	4.86%	January 2023	3,032	3,048
New Market	$48,747	5.65%	June 2023	6,859	6,907
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,515	7,567
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,695	5,713
JANAF	$333,159	4.49%	July 2023	51,838	52,253
Tampa Festival	$50,797	5.56%	September 2023	8,189	8,227
Forrest Gallery	$50,973	5.40%	September 2023	8,491	8,529
Riversedge North	$11,436	5.77%	December 2023	1,791	1,800
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,819	11,867
Cypress Shopping Center	$34,360	4.70%	July 2024	6,351	6,379
Port Crossing	$34,788	4.84%	August 2024	6,120	6,150
Freeway Junction	$41,798	4.60%	September 2024	7,828	7,863
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,469	3,486
Graystone Crossing (1)	$20,386	4.55%	October 2024	—	3,863
Bryan Station	$23,489	4.52%	November 2024	4,452	4,472
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,038	5,065
Chesapeake Square	$23,857	4.70%	August 2026	4,411	4,434
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin	Interest only	4.93%	January 2027	8,516	8,516
Total Principal Balance (1)				359,926	369,612
Unamortized debt issuance cost (1)				(4,735)	(5,144)
Total Loans Payable, including Assets Held for Sale				355,191	364,468
Less loans payable on assets held for sale, net loan amortization costs				6,540	4,351
Total Loans Payable, net				$348,651	$360,117
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Laburnum Square, Lake Murray, Litchfield Market Village, Moncks Corner, Shoppes at Myrtle Park, South Lake, St. Matthews and Village of Martinsville.

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

At December 31, 2018, a $3.83 million over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) existed as a result of the 2018 refinancing of six assets off the KeyBank Line of Credit. The Company was to repay the Overadvance of $3.83 million by February 28, 2019 or otherwise properly balance the Borrowing Base Availability.

On March 11, 2019, KeyBank extended the time which the Company is to repay the Overadvance to March 31, 2019 or otherwise properly balance the Borrowing Base Availability.

On March 19, 2019, the Company made a $850 thousand principal payment.

As of March 31, 2019, $51.25 million is borrowed on the KeyBank Line of Credit pursuant to the Amended and Restated Credit Agreement, which is collateralized by 10 properties and, of this amount $2.98 million is the remaining Overadvance currently due. At March 31, 2019, the outstanding borrowings are accruing interest at 5.00%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of March 31, 2019. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately due and payable. As of March 31, 2019, the Company has not received any notice of default under the Amended and Restated Credit Agreement.

Revere Term Loan

On January 29, 2019, the Company entered into a Sixth Amendment to Loan Documents to the Revere Term Loan (the “Revere Sixth Amendment”). The Revere Sixth Amendment extended the maturity date to April 1, 2019 from February 1, 2019 and creates an additional “Exit Fee” of $20 thousand.
As of March 31, 2019, the Revere Term Loan has been paid in full using proceeds from the following:
•$323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;
•$30 thousand in conjunction with the sale of a Harbor Pointe parcel on February 7, 2019;
•$300 thousand in monthly scheduled principal payments; and,
•$406 thousand, the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

First National Bank Line of Credit

On January 11, 2019, the Company paid $1.51 million on the First National Bank Line of Credit, the portion collateralized by Jenks Plaza, as detailed in Note 3.

Perimeter Square Refinance and Construction Loan

On January 15, 2019, the Company renewed the promissory notes for $6.25 million and $247 thousand at Perimeter Square. The loans mature in March 2019 with interest only payments beginning February 15, 2019. The loans bear interest at 6.50%. See Note 12 regarding extension of loan subsequent to March 31, 2019.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Harbor Pointe

On February 7, 2019, the principal balance on the Harbor Pointe loan was paid in full with the sale of a 1.28 acre parcel located at the property, as detailed in Note 3.

Graystone Crossing

On March 18, 2019, the principal balance on the Graystone Crossing loan was paid in full with the sale of the property, as detailed in Note 3.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of March 31, 2019, the Company believes it is in compliance with covenants and is not considered in default on any loans.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2019, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2019	$83,751
December 31, 2020	22,138
December 31, 2021	10,554
December 31, 2022	8,075
December 31, 2023	84,900
December 31, 2024	43,537
Thereafter	106,971
Total principal repayments and debt maturities	$359,926

We have considered our short-term (one year or less) liquidity needs and the adequacy of our estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, we have considered our scheduled debt maturities and principal payments for the year ended March 31, 2020 of $90.83 million, including $51.25 million on the KeyBank Line of Credit which is collateralized by ten properties within our portfolio. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. The KeyBank Line of Credit may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. The $6.50 million in Perimeter Square loans will be paid upon sale of the center, see subsequent events Note 12. The Senior convertible notes and DF I-Moyock loans fully amortize through their respective maturities. All loans due to mature are collateralized by properties within our portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt; and

•	intended sale of six undeveloped land parcels and sale of additional properties, if necessary.

Management is currently working with lenders to refinance certain properties off of the KeyBank Line of Credit in an effort to reduce the balance prior to maturity. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2019 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2019	$34,858
December 31, 2020	40,093
December 31, 2021	32,078
December 31, 2022	25,407
December 31, 2023	19,771
December 31, 2024	13,918
Thereafter	34,390
Total minimum rents	$200,515

8. Equity and Mezzanine Equity
Series A Preferred Stock

At March 31, 2019 and December 31, 2018, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At March 31, 2019 and December 31, 2018, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permitted investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. The warrants expired on April 29, 2019.

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2019 and December 31, 2018, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Preferred with a $25.00 liquidation preference per share, or $94.40 million and $91.98 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

Dividends on the Series D Preferred cumulate from the end of the most recent dividend period for which dividends have been paid. Dividends on the Series D Preferred cumulate whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends and (iii) such dividends are authorized by our Board of Directors or declared by us. Dividends on the Series D Preferred Stock do not bear interest. If the Company, fails to pay any dividend within three (3) business days after the payment date for such dividend, the then-current dividend rate increases following the payment date by an additional 2.0% of the $25.00 stated liquidation preference per share, or $0.50 per annum, until we pay the dividend, subject to our ability to cure the failure. On December 20, 2018, the Company suspended the Series D Preferred dividend. As such, the Series D Preferred shares began accumulating dividends at 10.75% beginning January 1, 2019 and will continue to accumulate dividends at this rate until all accumulated dividends have been paid.

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

The changes in the carrying value of the Series D Preferred for the three months ended as of March 31, 2019 and 2018 is as follows:

Series D Preferred
(unaudited)
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	$79,522

Series D Preferred
(unaudited)
Balance December 31, 2017	$53,236
Accretion of Preferred Stock discount	148
Undeclared dividends	—
Issuance of Preferred Stock for acquisition of JANAF	21,158
Balance March 31, 2018	$74,542

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Earnings per share
Basic earnings per share for the Company’s common shareholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net income (loss) attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.
As of March 31, 2019, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	March 31, 2019
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	235,032	235,032
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541
Warrants to purchase Common Stock	—	248,325

Dividends
The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred			Series B Preferred			Series D Preferred
Record Date/Arrears Date	Declared	Arrears	Per Share	Declared	Arrears	Per Share	Declared	Arrears	Per Share
12/31/2018	$—	$13	$22.50	$—	$1,055	$0.56	$—	$1,969	$0.55
3/31/2019	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
For the three months ended March 31, 2019	—	26		—	2,110		—	4,388

3/31/2018	$13	$—	$22.50	$1,055	$—	$0.56	$1,969	$—	$0.55
For the three months ended March 31, 2018	$13	$—		$1,055	$—		$1,969	$—

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

As of March 31, 2019, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three months ended March 31, 2019 and 2018.

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

For the Three Months ended March 31,	Shares Issued	Market Value
		(in thousands, unaudited)
2019	181,807	$166
2018	43,459	330

As of March 31, 2019, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan.

9. Leases Commitments

The Company has ground leases and an administrative office lease, both of which are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2019	2018	Expiration Year
Amscot	$6	$5	2045
Beaver Ruin Village	14	11	2054
Beaver Ruin Village II	6	5	2056
Leased office space Charleston, SC	25	25	2019
Moncks Corner	30	30	2040
Devine Street	99	63	2051	(1)
JANAF (2)	67	60	2069
Total ground leases	$247	$199
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $30 thousand and $24 thousand in variable percentage rent, during the three months ended March 31, 2019 and 2018, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$170
Leased assets obtained in exchange for new operating lease liabilities	$11,904

March 31, 2019
(unaudited)
Weighted-average remaining lease term	36 years
Weighted-average discount rate	4.84%

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of March 31, 2019 and a reconciliation of those cash flows to the operating lease liabilities at March 31, 2019 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Leases Commitments (continued)

For the remaining nine months ended December 31, 2019	$475
December 31, 2020	583
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
Thereafter	23,109
Total minimum lease payments (1)	26,730
Discount	(14,768)
Operating lease liabilities	$11,962
(1) Operating lease payments include $7.54 million related to options to extend lease terms that are reasonably certain of being exercised.

10. Commitments and Contingencies
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 19%, 76% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Commitments and Contingencies (continued)

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition, the below legal proceedings are in process.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the Circuit Court for the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit. The non-jury trial of the lawsuit was scheduled for April 17-18, 2019, but was continued over the Company’s objections. The new trial date is December 17-18, 2019. At this juncture, the outcome of the matter cannot be predicted.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company has filed an answer denying liability and, the parties are engaging in discovery. Trial has been scheduled for March 2-6, 2020. At this early juncture, the outcome of the matter cannot be predicted.

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

In April, 2019, BOKF, N.A. (Bank of Arkansas) filed suit against WD-I Associates, LLC, Jon S. Wheeler and the Company's subsidiary - Wheeler Real Estate, LLC in the Court of Common Pleas for Beaufort County, South Carolina. The lawsuit alleges that WD-I and Jon S. Wheeler are in default as to certain construction loans made by BOKF to WD-I Associates, LLC, which Jon Wheeler personally guaranteed. The Complaint seeks approximately $21.00 million in damages for the defaults. Wheeler Real Estate, LLC is named as a nominal defendant, only for purposes of providing an accounting for that period in which it served as the management company for WD-I Associates. Subsidiaries of the Company loaned $11.00 million and $1.00 million, respectively, to WD-I, and both those loans are also in default. Wheeler Real Estate, LLC will shortly file its response to the Complaint. At this early juncture, we express no opinion as to the outcome of this matter, but no damages are sought from Wheeler Real Estate, LLC.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.28 million, the principal amount of the bonds, as of March 31, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2019 and 2018, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of March 31, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Related Party Transactions
The following summarizes related party activity for the three months ended March 31, 2019 and 2018 and as of March 31, 2019 and December 31, 2018. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	March 31,
	2019	2018
	(unaudited)
Amounts paid to affiliates	$—	$8
Amounts received from affiliates	$6	$87

	March 31,	December 31,
	2019	2018
	(unaudited)
Notes receivable	$5,000	$5,000
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development and loaned $1.00 million for the sale of land to be used in the development. As of March 31 2019, the Company in total has recognized $7.00 million in impairment charges on the notes receivable reducing the carrying value to $5.00 million, as discussed in greater detail in Note 4. The Company has placed the notes receivable on nonaccrual status and has not recognized $355 thousand of interest income due on the notes for the three months ended March 31, 2019 and 2018. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.
The Company recovered $0 thousand and $77 thousand in amounts due from related parties for the three months ended March 31, 2019 and 2018, respectively, which were previously reserved. The recovery is included in “asset management fees” on the condensed consolidated statements of operations. The total allowance on related party receivables at March 31, 2019 and December 31, 2018 is $2.20 million. There were no additional reserves recorded for the three months ended March 31, 2019 and the year ended December 31, 2018.
12. Subsequent Events
Publicly Traded Warrants (CUSIP No.: 963025119) (NASDAQ: WHLRW)
On April 29, 2019, the 1,986,600 warrants exchangeable into 248,325 shares of Common Stock expired.

Perimeter Square
In April 2019, the Company executed a contract for the sale of Perimeter Square for $7.43 million. It is expected to close in the second quarter of 2019. In addition, the Company extended the $6.50 million in Perimeter Square loans to June 5, 2019.
JANAF
In April 2019, the Company absorbed an approximately 30,000 square foot outparcel at JANAF as a result of an unlawful detainer with a delinquent tenant, Mariner Finance, LLC.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
12. Subsequent Events (continued)

KeyBank Line of Credit

On April 25, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"). In conjunction with the First Amendment, the Company made a $1.00 million principal payment on the KeyBank Line of Credit and will begin making monthly principal payments of $250 thousand on May 1, 2019. The First Amendment, among other provisions, waives the Overadvance (as defined in the Amended and Restated Credit Agreement) and replaced the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) with an interest coverage ratio. Additionally, the KeyBank Line of Credit shall be reduced to $27.00 million by July 31, 2019, $7.50 million by September 30, 2019 and the interest rate increases to Libor plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2018 Form 10-K for the year ended December 31, 2018. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.
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
The forward-looking statements should be read in light of these factors and the factors identified in the “Risk Factors” sections in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 28, 2019.
Company Overview
As of March 31, 2019, the Trust, through the Operating Partnership, owned and operated sixty-two centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
Recent Trends and Activities
There have been several significant events in 2019 that have impacted our company. These events are summarized below.

Dispositions

	Property	Contract Price	Gain	Net Proceeds
		(in thousands, unaudited)
March 18, 2019	Graystone Crossing	$6,000	$1,452	$1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840
		$8,750	$1,839	$3,603

Assets Held for Sale

In 2019, the Company’s management and Board of Directors committed to a plan to sell Perimeter Square. Accordingly, Perimeter Square has been classified as held for sale.

Revere Term Loan

As of March 31, 2019, the Revere Term Loan has been paid in full using proceeds from the following:
•$323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;
•$30 thousand with proceeds from the sale of Harbor Pointe on February 7, 2019;
•$300 thousand in monthly scheduled principal payments; and,
•$406 thousand, the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

Preferred Dividends

At March 31, 2019, the Company had accumulated undeclared dividends of approximately $6.5 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which approximately $3.5 million is attributable to the three months ended March 31, 2019.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three months Ended March 31,
	2019	2018 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	90,858	93,866
Leases renewed with rate decrease (sq feet)	27,656	38,480
Leases renewed with no rate change (sq feet)	2,400	22,094
Total leases renewed (sq feet)	120,914	154,440

Leases renewed with rate increase (count)	19	17
Leases renewed with rate decrease (count)	7	5
Leases renewed with no rate change (count)	2	4
Total leases renewed (count)	28	26

Option exercised (count)	3	7

Weighted average on rate increases (per sq foot)	$0.71	$0.95
Weighted average on rate decreases (per sq foot)	$(2.11)	$(1.86)
Weighted average rate on all renewals (per sq foot)	$0.05	$0.13
Weighted average change over prior rates	0.63%	1.57%

New Leases(1) (3):
New leases (sq feet)	31,200	72,076
New leases (count)	8	15
Weighted average rate (per sq foot)	$12.77	$8.17

Gross Leasable Area ("GLA") expiring during the next 9 months, including month-to-month leases	5.75%	8.44%

(1)	Lease data presented for the three months ended March 31, 2019 and 2018 is based on average rate per square foot over the renewed or new lease term.

(2)	2018 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2019 presentation.

(3)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2019	2018	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	62	65	(3)	(4.62)%
Aggregate gross leasable area at period end (1)	5,686,674	5,743,073	(56,399)	(0.98)%
Ending occupancy rate at period end (1)	89.0%	90.8%	(1.8)%	(1.98)%
FINANCIAL DATA:
Rental revenues	$15,770	$15,821	$(51)	(0.32)%
Asset management fees	13	125	(112)	(89.60)%
Commissions	42	14	28	200.00%
Other revenues	170	333	(163)	(48.95)%
Total Revenue	15,995	16,293	(298)	(1.83)%
EXPENSES:
Property operations	4,726	4,599	127	2.76%
Non-REIT management and leasing services	23	36	(13)	(36.11)%
Depreciation and amortization	5,816	7,476	(1,660)	(22.20)%
Corporate general & administrative	1,814	2,508	(694)	(27.67)%
Total Operating Expenses	12,379	14,619	(2,240)	(15.32)%
Gain on disposal of properties	1,839	1,055	784	74.31%
Operating Income	5,455	2,729	2,726	99.89%
Interest income	1	1	—	—%
Interest expense	(4,793)	(4,577)	(216)	(4.72)%
Net Income (Loss) Before Income Taxes	663	(1,847)	2,510	135.90%
Income tax expense	(8)	(25)	17	68.00%
Net Income (Loss)	655	(1,872)	2,527	134.99%
Less: Net income (loss) attributable to noncontrolling interests	13	(47)	60	127.66%
Net Income (Loss) Attributable to Wheeler REIT	$642	$(1,825)	$2,467	135.18%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $16.00 million for the three months ended March 31, 2019 compared to $16.29 million for the three months ended March 31, 2018 representing a decrease of $298 thousand. The decrease of $163 thousand in other revenues is primarily a result of early lease termination fees received during the three months ended March 31, 2018 on the Southeastern Grocers ("SEG") recaptures. The rent adjustments for certain SEG leases, sold properties and vacant anchor spaces attributed to the decrease in rental revenues which was partially offset by a full quarter of JANAF operations.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $12.38 million representing a decrease of $2.24 million over the three months ended March 31, 2018. The decrease of $1.66 million noted in depreciation and amortization is a result of the write-off of lease intangibles from early terminations of leases in 2018.

Corporate general and administrative expenses for the three months ended March 31, 2019 decreased $694 thousand as a result of the following:

•	$313 thousand decrease in compensation and benefits primarily driven by the decrease in employee share based compensation and severance;

•	$246 thousand decrease in professional fees associated with hiring of KeyBanc Advisors in 2018, SOX internal audit compliance and legal costs due to insurance reimbursement; and

•	$103 thousand decrease in taxes and licenses.

Gain on Disposal of Properties

The gain on disposal of properties increase of $784 thousand for the three months ended March 31, 2019 is a result of the 2019 sales of Jenks Plaza and Graystone Crossing, net of the 2018 sale of the Chipotle ground lease at Conyers Crossing.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $4.79 million representing an increase of $216 thousand over the three months ended March 31, 2018. The increase is primarily attributable to a full quarter of interest expense on JANAF accompanied by increases in LIBOR on variable rate debt and refinancing of properties on the KeyBank Line of Credit to higher fixed rate loans in 2018.

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

The following table is a reconciliation of same store and new store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. The new store category represents the JANAF acquisition that occurred in January 2018 and there were no 2019 acquisitions.

	Three Months Ended March 31,
	Same Store		New Store		Total
	2019	2018	2019	2018	2019	2018

	(in thousands)
Net Income (Loss)	$633	$(1,932)	$22	$60	$655	$(1,872)
Adjustments:
Income tax expense	8	25	—	—	8	25
Interest expense	4,068	3,974	725	603	4,793	4,577
Interest income	(1)	(1)	—	—	(1)	(1)
Gain on disposal of properties	(1,839)	(1,055)	—	—	(1,839)	(1,055)
Corporate general & administrative	1,711	2,499	103	9	1,814	2,508
Depreciation and amortization	4,743	6,495	1,073	981	5,816	7,476
Non-REIT management and leasing services	23	36	—	—	23	36
Asset management and commission revenues	(55)	(139)	—	—	(55)	(139)
Property Net Operating Income	$9,291	$9,902	$1,923	$1,653	$11,214	$11,555

Property revenues	$13,222	$13,872	$2,718	$2,282	$15,940	$16,154
Property expenses	3,931	3,970	795	629	4,726	4,599
Property Net Operating Income	$9,291	$9,902	$1,923	$1,653	$11,214	$11,555

Property Revenues

Total same store property revenues for the three months months ended March 31, 2019 decreased to $13.22 million compared to $13.87 million for the three months ended March 31, 2018. The $650 thousand decrease is primarily a result of rent modifications to certain 2018 SEG leases, reduced rent at the three SEG recaptured and backfilled locations, incremental vacancies as well as the impact from properties that were sold during the year.

The three months ended March 31, 2019 represents a full period of activity for JANAF shopping center. This property (new stores) contributed $2.72 million in revenues for the three months ended March 31, 2019 compared to $2.28 million for the three months ended March 31, 2018.

Property Expenses

Total same store property expenses for the three months ended March 31, 2019 were relatively flat at $3.93 million compared to $3.97 million for the three months ended March 31, 2018. Total property expenses increased primarily due to new store increases of $166 thousand.

There were no significant unusual or non-recurring items included in new store property expenses for the three months ended March 31, 2019 and 2018.

Property Net Operating Income

Total property net operating income was $11.21 million for the three months ended March 31, 2019 compared to $11.56 million for the three months ended March 31, 2018, respectively, representing a decrease of $341 thousand. Same stores accounted for a $611 thousand decrease partially offset by the additional $270 thousand in property NOI provided by new stores.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	Same Store		New Store		Total		Period Over Period Changes
	2019	2018	2019	2018	2019	2018	$	%

				(in thousands, unaudited)
Net Income (Loss)	$633	$(1,932)	$22	$60	$655	$(1,872)	$2,527	134.99%
Depreciation and amortization of real estate assets	4,743	6,495	1,073	981	5,816	7,476	(1,660)	(22.20)%
Gain on disposal of properties	(1,839)	(1,055)	—	—	(1,839)	(1,055)	(784)	(74.31)%
FFO	$3,537	$3,508	$1,095	$1,041	$4,632	$4,549	$83	1.82%

Total FFO increased $83 thousand for the three month period ended March 31, 2019 compared to the same period in 2018, primarily due to incremental new store FFO of $54 thousand resulting from a full quarter of JANAF activity and $29 thousand increase in same store FFO.
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

Total AFFO for the three month periods ended March 31, 2019 and 2018 is shown in the table below:

	Three Months Ended March 31,
	2019	2018

	(in thousands)
FFO	$4,632	$4,549
Preferred Stock dividends - declared	—	(3,207)
Preferred Stock dividends - undeclared	(3,657)	—
Preferred stock accretion adjustments	170	170
FFO available to common shareholders and common unitholders	1,145	1,512
Acquisition and development costs	4	7
Capital related costs	74	53
Other non-recurring and non-cash expenses	24	103
Share-based compensation	90	419
Straight-line rental revenue, net straight-line expense	(155)	(195)
Loan cost amortization	392	379
(Below) above market lease amortization	(226)	(22)
Recurring capital expenditures and tenant improvement reserves	(284)	(290)
AFFO	$1,064	$1,966
Other nonrecurring and non-cash expenses are severance costs we believe will not be incurred on a go forward basis.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

AFFO for the three months ended March 31, 2019 was $1.06 million compared to $1.97 million for the three months ended March 31, 2018 a decrease of $902 thousand.  The decrease was driven by the increase in Preferred Dividends of $450 thousand related to the increased dividend rate on the Preferred Series D in 2019, the decrease of $341 thousand in property NOI, the increase in interest expense of $203 thousand, net loan amortization; offset by a decrease in corporate general & administrative.

Liquidity and Capital Resources
At March 31, 2019, our consolidated cash, cash equivalents and restricted cash totaled $18.61 million compared to consolidated cash, cash equivalents and restricted cash of $18.00 million at December 31, 2018. Cash flows from operating activities, investing activities and financing activities for the three month periods ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2019	2018	$	%

		(in thousands, unaudited)
Operating activities	$2,697	$6,474	$(3,777)	(58.34)%
Investing activities	$3,318	$(23,465)	$26,783	114.14%
Financing activities	$(5,409)	$22,051	$(27,460)	(124.53)%
Operating Activities
During the three months ended March 31, 2019, our cash flows from operating activities were $2.70 million, compared to cash flows from operating activities of $6.47 million during the three months ended March 31, 2018, representing a decrease of $3.78 million. This decrease is primarily a result of same store decreases in property NOI of $611 thousand and reduction of accounts payable, accrued expenses and other liabilities of $2.15 million in addition to timing of receivables and deferred costs.

Investing Activities

During the three months ended March 31, 2019, our cash flows provided by investing activities were $3.32 million, compared to cash flows used in investing activities of $23.47 million during the three months ended March 31, 2018, representing an increase in cash provided of $26.78 million due to the following:

•	$23.15 million in cash outflows used for the acquisition of JANAF in 2018;

•	$1.19 million decrease in cash outflows used for capital expenditures primarily a result of the redevelopment of Columbia Fire House as well as Perimeter Centre tenant improvements in 2018; and

•
$2.44 million increase in cash received as a result of the 2019 sales of Jenks Plaza, Graystone and Harbor Pointe land parcel, compared to the 2018 sale of the Chipotle ground lease at Conyers Crossing.

Financing Activities

During the three months ended March 31, 2019, our cash flows used in financing activities were $5.41 million, compared to $22.05 million of cash flows provided by financing activities during the three months ended March 31, 2018, representing a decrease of $27.46 million due to the following:

•	$21.16 million decrease in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•	$7.40 million decrease in loan proceeds due to the $6.50 million JANAF Bravo Loan and $903 thousand Columbia Fire House Construction Loan advances occurring in 2018;

•	$4.50 million increase in loan principal payments primarily a result of the pay off of the Revere Term Loan and pay-down of Senior Convertible Notes and the KeyBank Line of Credit;

•	$5.48 million decrease in cash outflows for dividends and distributions primarily as a result of suspending the Preferred Stock dividends in 2019.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of March 31, 2019 and December 31, 2018, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
	(unaudited)
Fixed-rate notes	$277,343	$286,611
Adjustable-rate mortgages	24,791	26,503
Fixed-rate notes, assets held for sale	6,540	4,396
Floating-rate line of credit	51,252	52,102
Total debt	$359,926	$369,612

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.74% and 5.01 years, respectively, at March 31, 2019. We have $83.75 million of debt maturing, including scheduled principal repayments, during the nine months ending December 31, 2019. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2019 are $90.83 million in debt maturities and principal payments due in the twelve months ended March 31, 2020 and covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 6. Included in the $90.83 million is $51.25 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by ten properties within our portfolio. Subsequent to March 31, 2019, the Company made an additional $1.00 million principal payment on the KeyBank Line of Credit and entered into an agreement with KeyBank to begin making monthly principal payments of $250 thousand in addition to lowering the amount borrowed on the KeyBank Line of Credit by certain dates. The Company plans to meet these deadlines through monthly principal payments, refinances and sales of properties. In addition, the Key Bank Line of Credit may be extended at the Company’s option for an additional one year period, subject to certain customary conditions. Subsequent to March 31, 2019, the $6.50 million in Perimeter Square loans were extended to June 2019. The Company has a contract to sell the Perimeter Square property and the loans will be paid off upon the sale. Additionally, $735 thousand in maturing debt fully amortizes through regularly scheduled principal payments. Management intends to refinance the $21.97 million Rivergate loan, maturing in December 2019.

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

To meet these future liquidity needs, the Company had $4.16 million in cash and cash equivalents, $14.45 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at March 31, 2019 and intends to use cash generated from operations during the year ending March 31, 2020. In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs, approximately ($3.49 million a quarter).
Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets and refinancing properties.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.28 million, the principal amount of the bonds, as of March 31, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2019 and 2018, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of March 31, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 7 of this Current Report on Form 10-Q, this note provides a description of the accounting standard adopted for leases, ASU 2016-02, "Leases (Topic 842)".

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2019, with the exception of those polices surrounding our lessee and lessor activities, These policy changes were made as part of adopting ASU 2016-02, "Leases (Topic 842)." The most significant impact of adoption was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases which the Company is the lessee as of January 1, 2019. The policy changes had no impact on our cash flows and an immaterial impact on the condensed consolidated statement of operations. For additional disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2019 (the end of the period covered by this Form 10-Q).
Changes in Internal Control Over Financial Reporting
None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

In May 2018, former Chief Executive Officer and President Jon S. Wheeler filed suit against the Company in the Circuit Court for the City of Virginia Beach, Virginia, asserting claims for breaches of his employment agreement with the Company and retaliatory termination. The Company is vigorously defending the claims set forth in the lawsuit. The non-jury trial of the lawsuit was scheduled for April 17-18, 2019, but was continued over the Company’s objections. The new trial date is December 17-18, 2019. At this juncture, the outcome of the matter cannot be predicted.

On or about June 28, 2018, JCP Investment Partnership, LP and JCP Investment Partnership II, Master Fund LP filed suit against the Company in the Circuit Court for Baltimore County, Maryland, alleging the Company failed to maintain the designated asset coverage ratio under the Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock, and is therefore required to redeem those Preferred Shares at the price of $25.00 per share. The Company has filed an answer denying liability and, the parties are engaging in discovery. Trial has been scheduled for March 2-6, 2020. At this early juncture, the outcome of the matter cannot be predicted.

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

In April, 2019, BOKF, N.A. (Bank of Arkansas) filed suit against WD-I Associates, LLC, Jon S. Wheeler and the Company's subsidiary - Wheeler Real Estate, LLC in the Court of Common Pleas for Beaufort County, South Carolina. The lawsuit alleges that WD-I and Jon S. Wheeler are in default as to certain construction loans made by BOKF to WD-I Associates, LLC, which Jon Wheeler personally guaranteed. The Complaint seeks approximately $21.00 million in damages for the defaults. Wheeler Real Estate, LLC is named as a nominal defendant, only for purposes of providing an accounting for that period in which it served as the management company for WD-I Associates. Subsidiaries of the Company loaned $11.00 million and $1.00 million, respectively, to WD-I, and both those loans are also in default. Wheeler Real Estate, LLC will shortly file its response to the Complaint. At this early juncture, we express no opinion as to the outcome of this matter, but no damages are sought from Wheeler Real Estate, LLC.

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

Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (14)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (16)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (17)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (23)

4.1	Form of Certificate of Common Stock of Registrant (17)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (14)

4.4	Form of Warrant Certificate of Registrant (3)

4.5	Form of Warrant Agreement for December 2013/January 2014 Private Placement Offering (4)

4.6	Form of Warrant Agreement with Revere High Yield Fund, LP. (10)

4.7	Calapasas West Partners, L.P. Amended Convertible Promissory Note. (11)

4.8	Full Value Partners, L.P. Amended Convertible Promissory Note. (11)

4.9	Full Value Special Situations Fund, L.P. Amended Convertible Promissory Note. (11)

4.10	MCM Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.11	Mercury Partners, L.P. Amended Convertible Promissory Note. (11)

4.12	Opportunity Partners, L.P. Amended Convertible Promissory Note. (11)

4.13	Special Opportunities Fund, Inc. Amended Convertible Promissory Note. (11)

4.14	Steady Gain Partners, L.P. Amended Convertible Promissory Note. (11)

4.15	Warrant Agreement by and among the Registrant, Computershare, Inc. and Computershare Trust Company, N.A. (3)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (5)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (6)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units. (15)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (14)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (16)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (7)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (13)

10.8	Employment Agreement with David Kelly (21)

10.9	Employment Agreement with Matthew Reddy (21)

10.10	Employment Agreement with M. Andrew Franklin (21)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (8)

10.12	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (9)

10.13	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (9)

10.14	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (9)

10.15	Term Loan Agreement by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated April 8, 2016. (10)

10.16	First Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated August 25, 2017. (24)

10.17	Second Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 14, 2018. (24)

10.18	Third Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated September 26, 2018. (19)

10.19	Fourth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated November 5, 2018. (19)

10.20	Fifth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated November 5, 2018. (28)

10.21	Sixth Amendment by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated February 28, 2019. (28)

10.22	Tax Protection Agreement dated February 8, 2017 (12)

10.23	Amended and Restated Credit Agreement dated December 21, 2017. (18)

10.24	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (25)

10.25	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (26)

10.26	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018. (27)

10.27	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated February 28, 2019. (29)

10.28	First Amendment to the KeyBank Amended and Restated Credit Agreement dated April 25, 2019. (30)

10.29	JANAF Loan Agreement dated June 5, 2013. (20)

10.30	Borrower's Certification Regarding Loan Extension and Guarantor's Reaffirmation of Obligation as Lender Guaranty by and between Wheeler REIT, LP and Revere High Yield Fund, LP dated May 3, 2018. (24)

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

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on April 12, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on January 4, 2019 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 10-Q, filed on November 7, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on March 7, 2018 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 17, 2018 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(26)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(27)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on October 19, 2018 and hereby incorporated by reference.

(28)	Filed as an exhibit to the Registrant's Report on Form 10-K, filed on February 28, 2019 and hereby incorporated by reference.

(29)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 14, 2019 and hereby incorporated by reference.

(30)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 1, 2019 and hereby incorporated by reference.

(31)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	May 2, 2019