Form 10-Q
period 2019-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2019-08-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd., Virginia Beach. Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WHLR	Nasdaq Capital Market
Series B Convertible Preferred Stock	WHLRP	Nasdaq Capital Market
Series D Cumulative Convertible Preferred Stock	WHLRD	Nasdaq Capital Market

As of August 2, 2019, there were 9,693,271 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS:
Investment properties, net	$422,506	$436,006
Cash and cash equivalents	3,934	3,544
Restricted cash	16,426	14,455
Rents and other tenant receivables, net	5,546	5,539
Notes receivable, net	—	5,000
Assets held for sale	6,799	6,118
Above market lease intangibles, net	6,136	7,346
Operating lease right-of-use assets	11,762	—
Deferred costs and other assets, net	25,681	30,073
Total Assets	$498,790	$508,081
LIABILITIES:
Loans payable, net	$346,558	$360,190
Liabilities associated with assets held for sale	6,850	4,520
Below market lease intangibles, net	8,576	10,045
Operating lease liabilities	11,937	—
Accounts payable, accrued expenses and other liabilities	10,001	12,116
Total Liabilities	383,922	386,871
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $96.82 million and $91.98 million aggregate liquidation preference, respectively)	82,090	76,955

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,044	41,000
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,693,271 and 9,511,464 shares issued and outstanding, respectively)	97	95
Additional paid-in capital	233,861	233,697
Accumulated deficit	(244,772)	(233,184)
Total Shareholders’ Equity	30,683	42,061
Noncontrolling interests	2,095	2,194
Total Equity	32,778	44,255
Total Liabilities and Equity	$498,790	$508,081
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE:
Rental revenues	$15,391	$15,711	$31,161	$31,532
Asset management fees	13	47	26	172
Commissions	5	36	47	50
Other revenues	123	1,147	293	1,480
Total Revenue	15,532	16,941	31,527	33,234
OPERATING EXPENSES:
Property operations	4,595	4,518	9,321	9,117
Non-REIT management and leasing services	1	—	24	36
Depreciation and amortization	5,287	7,422	11,103	14,898
Impairment of notes receivable	5,000	—	5,000	—
Impairment of assets held for sale	1,147	—	1,147	—
Corporate general & administrative	1,380	2,268	3,194	4,776
Total Operating Expenses	17,410	14,208	29,789	28,827
(Loss) gain on disposal of properties	(331)	—	1,508	1,055
Operating (Loss) Income	(2,209)	2,733	3,246	5,462
Interest income	—	1	1	2
Interest expense	(4,947)	(5,180)	(9,740)	(9,757)
Net Loss from Continuing Operations Before Income Taxes	(7,156)	(2,446)	(6,493)	(4,293)
Income tax expense	(7)	(17)	(15)	(42)
Net Loss from Continuing Operations	(7,163)	(2,463)	(6,508)	(4,335)
Income from Discontinued Operations	—	903	—	903
Net Loss	(7,163)	(1,560)	(6,508)	(3,432)
Less: Net loss attributable to noncontrolling interests	(112)	(35)	(99)	(82)
Net Loss Attributable to Wheeler REIT	(7,051)	(1,525)	(6,409)	(3,350)
Preferred Stock dividends - declared	—	(3,206)	—	(6,413)
Preferred Stock dividends - undeclared	(3,658)	—	(7,315)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(10,709)	$(4,731)	$(13,724)	$(9,763)

Loss per share from continuing operations (basic and diluted)	$(1.10)	$(0.61)	$(1.42)	$(1.18)
Income per share from discontinued operations	—	0.10	—	0.10
	$(1.10)	$(0.51)	$(1.42)	$(1.08)

Weighted-average number of shares:
Basic and Diluted	9,693,271	9,246,683	9,650,000	9,074,506

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	642	642	—	13	655
Balance, March 31, 2019 (Unaudited)	562	453	1,875,748	41,022	9,693,271	97	233,861	(235,131)	40,302	235,032	2,207	42,509
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,590)	(2,590)	—	—	(2,590)
Net Loss	—	—	—	—	—	—	—	(7,051)	(7,051)	—	(112)	(7,163)
Balance, June 30, 2019 (Unaudited)	562	$453	1,875,748	$41,044	9,693,271	$97	$233,861	$(244,772)	$30,683	235,032	$2,095	$32,778

See accompanying notes to condensed consolidated financial statements.

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	9,706	—	64	—	64	(9,706)	(64)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	43,459	—	330	—	330	—	—	330
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	505	—	505	—	(505)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,207)	(3,207)	—	—	(3,207)
Net Loss	—	—	—	—	—	—	—	(1,825)	(1,825)	—	(47)	(1,872)
Balance, March 31, 2018 (Unaudited)	562	453	1,875,748	40,935	8,947,416	89	229,007	(209,957)	60,527	625,312	6,472	66,999
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	311,307	3	1,151	—	1,154	(311,307)	(1,154)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	83,854	1	397	—	398	—	—	398
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,081	—	2,081	—	(2,081)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,206)	(3,206)	—	—	(3,206)
Net Loss	—	—	—	—	—	—	—	(1,525)	(1,525)	—	(35)	(1,560)
Balance, June 30, 2018 (Unaudited)	562	$453	1,875,748	$40,957	9,342,577	$93	$232,636	$(214,688)	$59,451	314,005	$3,202	$62,653

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(6,508)	$(3,432)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	6,067	6,500
Amortization	5,036	8,398
Loan cost amortization	927	1,057
Above (below) market lease amortization, net	(420)	(108)
Straight-line expense	93	11
Share-based compensation	172	486
Gain on disposal of properties	(1,508)	(1,055)
Gain on disposal of properties-discontinued operations	—	(903)
Credit losses on operating lease receivables	200	186
Impairment of notes receivable	5,000	—
Impairment of assets held for sale	1,147	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(60)	142
Unbilled rent	30	(395)
Related party receivables	4	78
Deferred costs and other assets, net	(566)	99
Accounts payable, accrued expenses and other liabilities	(1,805)	1,567
Net operating cash flows used in discontinued operations	(2)	(2)
Net cash provided by operating activities	7,807	12,629
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	(24)	(23,153)
Capital expenditures	(946)	(2,735)
Cash received from disposal of properties	3,584	1,160
Cash received from disposal of properties-discontinued operations	19	2,747
Net cash provided by (used in) investing activities	2,633	(21,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(293)	(947)
Dividends and distributions paid	—	(8,517)
Proceeds from sales of Preferred Stock, net of expenses	—	21,158
Loan proceeds	16,500	20,803
Loan principal payments	(24,286)	(16,769)
Net financing cash flows used in discontinued operations	—	(50)
Net cash (used in) provided by financing activities	(8,079)	15,678
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,361	6,326
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	17,999	12,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$20,360	$18,612
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$58,867
Conversion of common units to common stock	$—	$1,218
Conversion of Series B Preferred Stock to Common Stock	$—	$2
Issuance of Common Stock for acquisition	$—	$1,130
Accretion of preferred stock discounts	$341	$340
Other Cash Transactions:
Cash paid for taxes	$6	$39
Cash paid for interest	$8,930	$8,469

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$3,934	$4,052
Restricted cash	16,426	14,560
Cash, cash equivalents, and restricted cash	$20,360	$18,612
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2019, the Trust, through the Operating Partnership, owned and operated sixty-two centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated discounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of new leases on vacant spaces, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects for vacant spaces and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment charge is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices.
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recorded a $1.15 million impairment charge for the three and six months ended June 30, 2019 on Perimeter Square based on the carrying value of the property exceeding the fair value, less selling costs based on the recent sale, see Note 12. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

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

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2019 and December 31, 2018, the Company’s allowance for uncollectible accounts totaled $982 thousand and $1.07 million, respectively. Upon adoption of ASC Topic 842 "Leases," reserves for uncollectible accounts were recorded and reclassified to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as an operating expense, provision for credit losses. The standard also provides guidance on calculating reserves; however, those did not impact the Company. During the three and six months ended June 30, 2019, the Company recorded a provision for credit losses in the amount of $110 thousand and $200 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2018, the Company recorded a provision for credit losses in the amount of $165 thousand and $263 thousand, respectively. These are included in rental revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2019 and 2018, the Company did not realize any recoveries related to tenant receivables previously written off.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs, tenant relationship and ground lease sandwich interest intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid to third parties in connection with lease originations. The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest represents a component of depreciation and amortization expense.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2019 and December 31, 2018, there were $3.30 million and $3.12 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and six months ended June 30, 2019 and 2018.

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
The below table disaggregates the Company’s revenue by type of service for the three and six months ended June 30, 2019 and 2018 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Minimum rent	$11,974	$12,873	$24,435	$25,483
Tenant reimbursements - variable lease revenue	3,450	2,965	6,737	6,187
Percentage rent - variable lease revenue	77	38	189	125
Lease termination fees	—	1,038	49	1,284
Asset management fees	13	47	26	172
Commissions	5	36	47	50
Other	123	109	244	196
Subtotal	15,642	17,106	31,727	33,497
Credit losses on operating lease receivables	(110)	(165)	(200)	(263)
Total	$15,532	$16,941	$31,527	$33,234

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $23 thousand and $13 thousand, respectively, for federal and state income taxes as of June 30, 2019 and December 31, 2018. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Service vendors bill the majority of the direct costs of operating the properties directly to the REIT Properties and Non-REIT Properties and each property pays them accordingly. The Non-REIT Properties pay WRE property management and/

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

or asset management fees of 3% and 2% of collected revenues, respectively. The Non-REIT Properties also pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals).

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

Advertising Costs For Leasing Activities

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs associated with leasing activities of $114 thousand and $163 thousand for the three and six months ended June 30, 2019, respectively. The Company incurred advertising and promotion costs of $115 thousand and $158 thousand for the three and six months ended June 30, 2018, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Compensation and benefits	$431	$446	$1,107	$1,447
Professional fees	328	810	927	1,671
Corporate administration	303	327	608	669
Capital related costs	62	245	136	298
Taxes and licenses	70	39	132	204
Other	186	427	284	549
	1,380	2,294	3,194	4,838
Less: Allocation of CG&A to Non-REIT management and leasing services	—	(26)	—	(62)
Total	$1,380	$2,268	$3,194	$4,776

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

Tenant reimbursements and provision for credit losses were reclassified to rental revenues on the condensed consolidated statements of operations to conform to 2019 presentation as a result of adopting ASU 2016-02, “Leases (Topic 842).” There is a reclassification within the condensed consolidated statement of cash flows that pertains to the straight-line expense operating activity adjustment on those leases which the Company is a lessee. This reclassification did not impact cash provided by (used in) operating, investing, or financing activities.

As of June 30, 2019, it was determined that the six undeveloped Land Parcels (the “Land Parcels”) previously classified as assets held for sale at December 31, 2018 no longer meet the definition of assets held for sale. Management’s intention to sell the parcels has not changed; however, they are in secondary and tertiary markets with minimal land sales and it is not probable they will sell in the next twelve months. Accordingly, the assets and liabilities of the Land Parcels were reclassified to “land and land improvements” within investment properties for all periods presented, see Note 3.

3. Real Estate
Investment properties consist of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$100,351	$101,696
Buildings and improvements	367,056	374,499
Investment properties at cost	467,407	476,195
Less accumulated depreciation	(44,901)	(40,189)
Investment properties, net	$422,506	$436,006

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

The Company’s depreciation expense on investment properties was $2.88 million and $6.07 million for the three and six months ended June 30, 2019, respectively. The Company’s depreciation expense on investment properties was $3.33 million and $6.50 million for the three and six months ended June 30, 2018, respectively.
A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale

At December 31, 2018, assets held for sale included a 1.28 acre undeveloped land parcel at Harbor Pointe ("Harbor Pointe land parcel"), Graystone Crossing and Jenks Plaza. All three were sold during the six months ended June 30, 2019. Additionally, in 2019 the Board committed to a plan to sell Perimeter Square, which is classified as assets held for sale as of June 30, 2019.

The Harbor Pointe land parcel sale represents discontinued operations as it is a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Harbor Pointe land parcel have been reclassified for all periods presented.

The $1.15 million impairment charge on assets held for sale for the three and six months ended June 30, 2019 is based on the carrying value of the property exceeding the fair value, less selling costs based on the recent sale subsequent to June 30, 2019, see Note 12. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

As of June 30, 2019 and December 31, 2018, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$6,634	$4,912
Rents and other tenant receivables, net	111	72
Above market leases, net	—	420
Deferred costs and other assets, net	54	228
Total assets held for sale, excluding discontinued operations	$6,799	$5,632

	June 30, 2019	December 31, 2018
	(unaudited)
Loans payable	$6,497	$3,818
Below market leases, net	1	—
Accounts payable	352	240
Total liabilities associated with assets held for sale, excluding discontinued operations	$6,850	$4,058
As of June 30, 2019 and December 31, 2018, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$—	$486
Total assets held for sale, discontinued operations	$—	$486

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	June 30, 2019	December 31, 2018
	(unaudited)
Loans payable	$—	$460
Accounts payable	—	2
Total liabilities associated with assets held for sale, discontinued operations	$—	$462
Dispositions

In May 2019, an approximate 10,000 square foot outparcel at the JANAF property was demolished resulting in a $331 thousand write-off to make way for a new approximate 20,000 square foot building constructed by a new grocer tenant.

The following properties were sold during the six months ended June 30, 2019 and 2018:

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

JANAF Executive Building
In April 2019, the Company absorbed an approximate 25,000 square foot outparcel at JANAF as a result of an unlawful detainer with a delinquent tenant, Mariner Investments, LTD.

The Company inadvertently disclosed the former tenant as Mariner Finance, LLC in the Form 10-Q for the three months ended March 31, 2019 in error.

4. Notes Receivable

On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development (“Sea Turtle”) and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Sea Turtle was a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member as discussed in Note 11. The rate on the loans is 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property.

Both promissory notes are subordinated to the construction loans made by the Bank of Arkansas (“BOKF”), totaling $20.00 million.

On or about April 9, 2019, BOKF filed a Verified Complaint in state court in Beauford County, South Carolina for Sea Turtle’s default on payment of the BOKF construction loans, and for the appointment of a receiver, injunctive relief and accounting records. On May 7, 2019, Sea Turtle filed a Chapter 11 Voluntary Petition for Bankruptcy in the United States Bankruptcy Court for the District of South Carolina in Charleston. The bankruptcy petition automatically stayed BOKF’s suit.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Notes Receivable (continued)

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2019, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, effective June 30, 2019, the Company recognized $5.00 million in impairment charges on the notes receivable for the three and six months ended June 30, 2019 as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. This brings the total impairment charge on the notes receivable to $12.00 million reducing the carrying value to zero.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Additionally in 2018, the Company placed the notes receivable on nonaccrual status and has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three and six months ended June 30, 2019, respectively. The Company has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three and six months ended June 30, 2018, respectively.

5. Deferred Costs
Deferred costs, net of amortization and other assets are as follows (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Leases in place, net	$18,158	$21,785
Tenant relationships, net	2,809	3,764
Ground lease sandwich interest, net	2,352	2,488
Lease origination costs, net	1,240	1,261
Legal and marketing costs, net	51	59
Other	1,071	716
Total deferred costs and other assets, net	$25,681	$30,073

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Deferred Costs (continued)

As of June 30, 2019 and December 31, 2018, the Company’s intangible accumulated amortization totaled $53.59 million and $50.55 million, respectively. During the three and six months ended June 30, 2019, the Company’s intangible amortization expense totaled $2.41 million and $5.04 million, respectively. During the three and six months ended June 30, 2018, the Company's intangible amortization expense totaled $4.09 million and $8.40 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships, and ground lease sandwich interests is as follows (in thousands, unaudited):

	Leases In Place, net	Tenant Relationships, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining six months ending December 31, 2019	$2,839	$629	$137	$114	$6	$3,725
For the years ending:
December 31, 2020	4,533	861	274	194	11	5,873
December 31, 2021	2,833	449	274	180	9	3,745
December 31, 2022	2,166	355	274	139	6	2,940
December 31, 2023	1,684	228	274	121	6	2,313
December 31, 2024	1,171	129	274	106	3	1,683
Thereafter	2,932	158	845	386	10	4,331
	$18,158	$2,809	$2,352	$1,240	$51	$24,610

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2019	December 31, 2018
Harbor Pointe (1)	$11,024	5.85%	December 2018	$—	$460
Perimeter Square (1)	Interest only	6.50%	June 2019	6,250	6,250
Perimeter Square construction loan (1)	Interest only	6.50%	June 2019	247	247
Revere Term Loan	$109,658	10.00%	April 2019	—	1,059
Senior convertible notes	$234,199	9.00%	June 2019	—	1,369
DF I-Moyock	$10,665	5.00%	July 2019	11	73
Rivergate	$150,001	Libor + 295 basis points	December 2019	21,831	22,117
KeyBank Line of Credit (6)	$250,000	Libor + 250 basis points	Various (6)	34,291	52,102
Folly Road	$32,827	4.00%	March 2020	5,998	6,073
Columbia Fire Station	$25,452	4.00%	May 2020	4,120	4,189
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,443	5,539
First National Bank Line of Credit	$24,656	Libor + 300 basis points	September 2020	1,325	2,938
Lumber River	$10,723	Libor + 350 basis points	October 2020	1,427	1,448
JANAF Bravo	$36,935	4.65%	January 2021	6,442	6,500
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,814	3,868
Twin City Commons	$17,827	4.86%	January 2023	3,016	3,048
New Market	$48,747	5.65%	June 2023	6,811	6,907
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,466	7,567
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,678	5,713
JANAF	$333,159	4.49%	July 2023	51,432	52,253
Tampa Festival	$50,797	5.56%	September 2023	8,153	8,227
Forrest Gallery	$50,973	5.40%	September 2023	8,455	8,529
Riversedge North	$11,436	5.77%	December 2023	1,783	1,800
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,771	11,867
Cypress Shopping Center	$34,360	4.70%	July 2024	6,324	6,379
Port Crossing	$34,788	4.84%	August 2024	6,092	6,150
Freeway Junction	$41,798	4.60%	September 2024	7,794	7,863
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,452	3,486
Graystone Crossing (1)	$20,386	4.55%	October 2024	—	3,863
Bryan Station	$23,489	4.52%	November 2024	4,433	4,472
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	5,011	5,065
Chesapeake Square	$23,857	4.70%	August 2026	4,395	4,434
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	Interest only	4.93%	January 2027	8,516	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,500	—
Total Principal Balance (1)				357,522	369,612
Unamortized debt issuance cost (1)				(4,467)	(5,144)
Total Loans Payable, including Assets Held for Sale				353,055	364,468
Less loans payable on assets held for sale, net loan amortization costs				6,497	4,278
Total Loans Payable, net				$346,558	$360,190
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Laburnum Square, Lake Murray, Litchfield Market Village, Moncks Corner, Shoppes at Myrtle Park, South Lake and St. Matthews. The various maturity dates are disclosed below within Note 6 under the KeyBank Credit Agreement.

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

On April 25, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"). In conjunction with the First Amendment, the Company made a $1.00 million principal payment on the KeyBank Line of Credit and began making monthly principal payments of $250 thousand on May 1, 2019. The First Amendment, among other provisions, waived the Overadvance (as defined in the Amended and Restated Credit Agreement) and replaced the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) with an interest coverage ratio. Additionally, the KeyBank Line of Credit shall be reduced to $27.00 million by July 31, 2019, $7.50 million by September 30, 2019 and the interest rate increases to Libor plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million.

On June 28, 2019, the Company refinanced the Village of Martinsville collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $15.46 million.

As of June 30, 2019, $34.29 million is borrowed on the KeyBank Line of Credit pursuant to the Amended and Restated Credit Agreement, which is collateralized by 9 properties. At June 30, 2019, the outstanding borrowings are accruing interest at 4.90%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage, interest coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of June 30, 2019. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately due and payable. As of June 30, 2019, the Company has not received any notice of default under the Amended and Restated Credit Agreement.

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

As of March 31, 2019, the Revere Term Loan has been paid in full using proceeds from the following:
•$323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;
•$30 thousand in conjunction with the sale of a Harbor Pointe parcel on February 7, 2019;
•$300 thousand in monthly scheduled principal payments; and,

•	$406 thousand, the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

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

Perimeter Square Refinance and Construction Loan

On January 15, 2019, the Company renewed the promissory notes for $6.25 million and $247 thousand at Perimeter Square. The loans were extended to March 2019 with interest only payments beginning February 15, 2019. The loans bear interest at 6.50%. In April 2019, the Company extended the $6.50 million in Perimeter Square loans to June 5, 2019.

The loans were paid in full through the sale of the property subsequent to June 30, 2019, see Note 12.

Harbor Pointe

On February 7, 2019, the principal balance on the Harbor Pointe loan was paid in full with the sale of a 1.28 acre parcel located at the property, as detailed in Note 3.

Graystone Crossing

On March 18, 2019, the principal balance on the Graystone Crossing loan was paid in full with the sale of the property, as detailed in Note 3.

Senior Convertible Notes

On June 10, 2019, through scheduled principal and interest payments the senior convertible notes were paid in full.

Village of Martinsville Refinance

On June 28, 2019, the Company executed a promissory note for $16.50 million for the refinancing of Village of Martinsville at a rate of 4.28%. The loan matures on July 6, 2029 with monthly principal and interest payments of $89,664.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of June 30, 2019, the Company believes it is in compliance with covenants and is not considered in default on any loans.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2019, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2019	$64,997
December 31, 2020	22,508
December 31, 2021	10,944
December 31, 2022	8,482
December 31, 2023	85,326
December 31, 2024	43,980
Thereafter	121,285
Total principal repayments and debt maturities	$357,522

The Company has considered our short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered our scheduled debt maturities for the twelve months ending June 30, 2020 of $78.19 million, including $34.29

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

million on the KeyBank Line of Credit which is collateralized by nine properties within the portfolio. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. On August 1, 2019, the KeyBank Line of Credit was reduced by $7.55 million with the proceeds from the refinance of Laburnum Square. The KeyBank Line of Credit may be extended at the Company’s option for an additional one-year period to December 2020, subject to certain customary conditions. The $6.50 million in Perimeter Square loans were paid upon sale of the center, see subsequent events Note 12. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt;

•	possible sale of six undeveloped land parcels; and

•	sale of additional properties, if necessary.

Management is currently working with lenders to refinance certain properties off of the KeyBank Line of Credit in an effort to reduce the balance prior to maturity. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2019 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2019	$23,528
December 31, 2020	41,370
December 31, 2021	33,161
December 31, 2022	26,405
December 31, 2023	20,594
December 31, 2024	14,441
Thereafter	38,407
Total minimum rents	$197,906

8. Equity and Mezzanine Equity
Series A Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

In conjunction with the 2014 issuance of Series B Preferred, 1,986,600 warrants were issued. Each warrant permitted investors to purchase 0.125 share of Common Stock at an exercise price of $44 per share of Common Stock, subject to adjustment. On April 29, 2019, the 1,986,600 warrants exchangeable into 248,325 shares of Common Stock expired. The warrants were registered on the Nasdaq Stock Market under the trading symbol "WHLRW" (CUSIP No.: 963025119).

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2019 and December 31, 2018, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Preferred with a $25.00 liquidation preference per share, or $96.82 million and $91.98 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

The changes in the carrying value of the Series D Preferred for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands, unaudited):

Series D Preferred
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	79,522
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2019	$82,090

Series D Preferred
Balance December 31, 2017	$53,236
Accretion of Preferred Stock discount	148
Issuance of Preferred Stock for acquisition of JANAF	21,158
Balance March 31, 2018	74,542
Accretion of Preferred Stock discount	148
Balance June 30, 2018	$74,690

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

As of June 30, 2019, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock and cumulative convertible preferred stock have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	June 30, 2019
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	235,032	235,032
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred			Series B Preferred			Series D Preferred
Record Date/Arrears Date	Declared	Arrears	Per Share	Declared	Arrears	Per Share	Declared	Arrears	Per Share
12/31/18	$—	$13	$22.50	$—	$1,055	$0.56	$—	$1,969	$0.55

3/31/19	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
6/30/19	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
For the six months ended June 30, 2019	$—	$26		$—	$2,110		$—	$4,838

3/31/18	$13	$—	$22.50	$1,055	$—	$0.56	$1,969	$—	$0.55
6/30/18	13	—	$22.50	1,055	—	$0.56	1,969	—	$0.55
For the six months ended June 30, 2018	$26	$—		$2,110	$—		$3,938	$—

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of June 30, 2019, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three and six months ended June 30, 2019 and 2018.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Six Months ended June 30,	Shares Issued	Market Value
	(in thousands except for per share amounts, unaudited)
2019	181,807	$166
2018	127,313	728

As of June 30, 2019, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan.

9. Leases Commitments

The Company has ground leases and an administrative office lease, both of which are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2019, the weighted average remaining lease term of our leases is 35 years. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Leases Commitments (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Expiration Year
Amscot	$6	$4	$12	$9	2045
Beaver Ruin Village	13	12	27	23	2054
Beaver Ruin Village II	5	5	11	10	2056
Leased office space Charleston, SC	25	25	50	50	2019
Moncks Corner	31	31	61	61	2040
Devine Street	99	62	198	125	2051	(1)
JANAF (2)	68	66	135	126	2069
Total ground leases	$247	$205	$494	$404
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $31 thousand and $61 thousand in variable percentage rent, during the three and six months ended June 30, 2019, respectively. Includes $29 thousand and $53 thousand in variable percentage rent, during the three and six months ended June 30, 2018, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$170	$339
Leased assets obtained in exchange for new operating lease liabilities	$—	$11,904

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of June 30, 2019 and a reconciliation of those cash flows to the operating lease liabilities at June 30, 2019 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2019	$305
December 31, 2020	583
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
Thereafter	23,109
Total minimum lease payments (1)	26,560
Discount	(14,623)
Operating lease liabilities	$11,937
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic, Southeast and Southwest, which markets represented approximately 4%, 36%, 59% and 1%, respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit, and has filed a counterclaim seeking approximately $150,000 in damages from Jon S. Wheeler. The parties are presently engaging in discovery. At this juncture, the outcome of the matter cannot be predicted.

In April 2019, BOKF (“Bank of Arkansas”) the lead lender for the Sea Turtle project in Hilton Head, South Carolina filed a suit against WD-I Associates, LLC and Jon Wheeler for default on BOKF’s two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the Project that WD-I was allegedly (mis)handling. That suit is presently stayed as to WD-I, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the Beaufort action, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company’s subsidiary, Wheeler Real Estate, LLC is named in the Beaufort suit solely in its position as the former property manager for WD-I Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort action. The Company’s subsidiaries are creditors in the Chapter 11 Bankruptcy.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.26 million, the principal amount of the bonds, as of June 30, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2019, the Company funded approximately $44 thousand in debt service shortfalls. During the three and six months ended June 30, 2018, the Company funded approximately $5 thousand in debt service shortfalls. No amounts have been accrued for this as of June 30, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions
The following summarizes related party activity for the six months ended June 30, 2019 and 2018 and as of June 30, 2019 and December 31, 2018. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Six Months Ended June 30,
	2019	2018
	(unaudited)
Amounts paid to affiliates	$—	$15
Amounts received from affiliates	$12	$92

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Related Party Transactions (continued)

	June 30,	December 31,
	2019	2018
	(unaudited)
Notes receivable	$—	$5,000
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Sea Turtle and loaned $1.00 million for the sale of land to be used in the development. As of June 30, 2019, the Company in total has recognized $12.00 million in impairment charges on the notes receivable reducing the carrying value to zero, as discussed in greater detail in Note 4. During the three and six months ended June 30, 2019, the Company recognized $5.00 million in impairment charges on the notes receivable. The Company has placed the notes receivable on nonaccrual status and has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three and six months ended June 30, 2019, respectively. The Company has not recognized $359 thousand and $714 thousand of interest income due on the notes for the three and six months ended June 30, 2018, respectively. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle was terminated. Sea Turtle is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

The Company did not recover any amounts due from related parties for the three and six months ended June 30, 2019, respectively, which were previously reserved. The Company recovered $0 thousand and $77 thousand in amounts due from related parties for the three and six months ended June 30, 2018, respectively, which were previously reserved. The recovery is included in “asset management fees” on the condensed consolidated statements of operations. The total allowance on related party receivables at June 30, 2019 and December 31, 2018 is $2.20 million. There were no additional reserves recorded for the three and six months ended June 30, 2019 and the year ended December 31, 2018.

12. Subsequent Events
Perimeter Square Sale

On July 12, 2019, the Company completed the sale of Perimeter Square for a contract price of $7.20 million, paying off the related $6.50 million Perimeter Square loans.

Laburnum Square Refinance

On August 1, 2019, the Company refinanced the Laburnum Square collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $7.55 million on the KeyBank Line of Credit.

On August 1, 2019, the Company executed a promissory note for $7.67 million for the refinancing of Laburnum Square at a rate of 4.28%.

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
Company Overview
As of June 30, 2019, the Trust, through the Operating Partnership, owned and operated sixty-two centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

Assets Held for Sale

In 2019, the Company’s management and Board of Directors committed to a plan to sell Perimeter Square. Accordingly, this property has been classified as held for sale. The Company recorded a $1.15 million impairment charge for the three and six months ended June 30, 2019 on Perimeter Square based on the carrying value of the property exceeding the fair value, less selling costs based on the July 12, 2019 sale of Perimeter Square.

KeyBank Credit Agreement

On April 25, 2019, the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment"). In conjunction with the First Amendment, the Company made a $1.00 million principal payment on the KeyBank Line of Credit and began making monthly principal payments of $250 thousand on May 1, 2019. The First Amendment, among other provisions, waived the Overadvance (as defined in the Amended and Restated Credit Agreement) and replaced the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) with an interest coverage ratio. Additionally, the KeyBank Line of Credit shall be reduced to $27.00 million by July 31, 2019, $7.50 million by September 30, 2019 and the interest rate increases to Libor plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million.

On June 28, 2019, the Company refinanced the Village of Martinsville collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $15.46 million. Additionally, the Company has made principal payments of $2.35 million during the six months ended June 30, 2019.

Revere Term Loan

As of March 31, 2019, the Revere Term Loan has been paid in full using proceeds from the following:
•$323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;
•$30 thousand with proceeds from the sale of Harbor Pointe on February 7, 2019;
•$300 thousand in monthly scheduled principal payments; and,

•	$406 thousand, the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

Sea Turtle Development

In 2016, the Company loaned $11.00 million for the partial funding of Pineland Station Shopping Center in Hilton Head, South Carolina to be known in the future as Sea Turtle Development ("Sea Turtle") and loaned $1.00 million for the sale of land to be used in the development. Both promissory notes are subordinated to the construction loans made by BOKF, totaling $20.00 million.

On or about April 9, 2019, BOKF filed a Verified Complaint in state court in Beauford County, South Carolina for Sea Turtle’s default on payment of the BOKF construction loans, and for the appointment of a receiver, injunctive relief and accounting records. On May 7, 2019, Sea Turtle filed a Chapter 11 Voluntary Petition for Bankruptcy in the United States Bankruptcy Court for the District of South Carolina in Charleston. The bankruptcy petition automatically stayed BOKF’s suit.

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2019, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, effective June 30, 2019, the Company recognized $5.00 million in impairment charges on the notes receivable for the three and six months ended June 30, 2019 as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. This brings the total impairment charge on notes receivable to $12.00 million reducing the carrying value to zero.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Preferred Dividends

At June 30, 2019, the Company had accumulated undeclared dividends of approximately $10.01 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which approximately $3.49 million and $6.97 million is attributable to the three and six months ended June 30, 2019, respectively.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended June 30,		Six months Ended June 30,
	2019	2018 (2)	2019	2018 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	90,113	164,633	180,971	258,499
Leases renewed with rate decrease (sq feet)	2,500	—	30,156	38,480
Leases renewed with no rate change (sq feet)	6,183	4,250	8,583	26,344
Total leases renewed (sq feet)	98,796	168,883	219,710	323,323

Leases renewed with rate increase (count)	30	33	49	50
Leases renewed with rate decrease (count)	1	—	8	5
Leases renewed with no rate change (count)	3	3	5	7
Total leases renewed (count)	34	36	62	62

Option exercised (count)	10	10	13	17

Weighted average on rate increases (per sq foot)	$0.91	$0.88	$0.81	$0.91
Weighted average on rate decreases (per sq foot)	$(13.34)	$—	$(3.36)	$(1.86)
Weighted average rate on all renewals (per sq foot)	$0.49	$0.85	$0.25	$0.51
Weighted average change over prior rates	3.50%	9.18%	2.29%	5.73%

New Leases(1) (3):
New leases (sq feet)	16,018	130,840	47,218	202,916
New leases (count)	11	21	19	36
Weighted average rate (per sq foot)	$14.89	$8.46	$13.49	$8.36

Gross Leasable Area ("GLA") expiring during the next 6 months, including month-to-month leases	4.17%	2.50%	4.17%	2.50%

(1)	Lease data presented for the three and six months ended June 30, 2019 and 2018 is based on average rate per square foot over the renewed or new lease term.

(2)	2018 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2019 presentation.

(3)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2019	2018	2019	2018	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	62	65	62	65	(3)	(4.62)%	(3)	(4.62)%
Aggregate gross leasable area at period end (1)	5,701,543	5,743,394	5,701,543	5,743,394	(41,851)	(0.73)%	(41,851)	(0.73)%
Ending occupancy rate at period end (1)	89.2%	89.3%	89.2%	89.3%	(0.1)%	(0.11)%	(0.1)%	(0.11)%
FINANCIAL DATA:
Rental revenues	$15,391	$15,711	$31,161	$31,532	$(320)	(2.04)%	$(371)	(1.18)%
Asset management fees	13	47	26	172	(34)	(72.34)%	(146)	(84.88)%
Commissions	5	36	47	50	(31)	(86.11)%	(3)	(6.00)%
Other revenues	123	1,147	293	1,480	(1,024)	(89.28)%	(1,187)	(80.20)%
Total Revenue	15,532	16,941	31,527	33,234	(1,409)	(8.32)%	(1,707)	(5.14)%
EXPENSES:
Property operations	4,595	4,518	9,321	9,117	77	1.70%	204	2.24%
Non-REIT management and leasing services	1	—	24	36	1	100.00%	(12)	(33.33)%
Depreciation and amortization	5,287	7,422	11,103	14,898	(2,135)	(28.77)%	(3,795)	(25.47)%
Impairment of notes receivable	5,000	—	5,000	—	5,000	100.00%	5,000	100.00%
Impairment of assets held for sale	1,147	—	1,147	—	1,147	100.00%	1,147	100.00%
Corporate general & administrative	1,380	2,268	3,194	4,776	(888)	(39.15)%	(1,582)	(33.12)%
Total Operating Expenses	17,410	14,208	29,789	28,827	3,202	22.54%	962	3.34%
(Loss) gain on disposal of properties	(331)	—	1,508	1,055	(331)	(100.00)%	453	42.94%
Operating (Loss) Income	(2,209)	2,733	3,246	5,462	(4,942)	(180.83)%	(2,216)	(40.57)%
Interest income	—	1	1	2	(1)	(100.00)%	(1)	(50.00)%
Interest expense	(4,947)	(5,180)	(9,740)	(9,757)	233	4.50%	17	0.17%
Net Loss from Continuing Operations Before Income Taxes	(7,156)	(2,446)	(6,493)	(4,293)	(4,710)	(192.56)%	(2,200)	(51.25)%
Income tax expense	(7)	(17)	(15)	(42)	10	58.82%	27	64.29%
Net Loss from Continuing Operations	(7,163)	(2,463)	(6,508)	(4,335)	(4,700)	(190.82)%	(2,173)	(50.13)%
Income from discontinued operations	—	903	—	903	(903)	(100.00)%	(903)	(100.00)%
Net Loss	(7,163)	(1,560)	(6,508)	(3,432)	(5,603)	(359.17)%	(3,076)	(89.63)%
Less: Net loss attributable to noncontrolling interests	(112)	(35)	(99)	(82)	(77)	(220.00)%	(17)	(20.73)%
Net Loss Attributable to Wheeler REIT	$(7,051)	$(1,525)	$(6,409)	$(3,350)	$(5,526)	(362.36)%	$(3,059)	(91.31)%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $15.53 million and $31.53 million for the three and six months ended June 30, 2019, respectively, compared to $16.94 million and $33.23 million for the three and six months ended June 30, 2018, respectively, representing a decrease of $1.41 million and $1.71 million, respectively. The decrease of $1.02 million and $1.19 million, respectively, in other revenues is primarily a result of early lease termination fees associated with Berkley Center Shopping Center Farm Fresh and Southeastern Grocers ("SEG") recaptures during the three and six months ended June 30, 2018. The rent adjustments for certain SEG leases, sold properties, vacant anchor spaces attributed to the decrease in rental revenues which was partially offset by a full period of JANAF operations.

Total Operating Expenses

Total operating expenses for the three and six months ended June 30, 2019 were $17.41 million and $29.79 million, respectively, representing an increase of $3.20 million and $962 thousand over the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, the Company recorded impairment charges of $5.00 million on the Sea Turtle notes receivable and a $1.15 million impairment charge on assets held for sale, which did not occur during the three and six months ended June 30, 2018. After consideration of these 2019 items, total operating expenses decreased for the three and six months ended June 30, 2019 by $2.95 million and $5.19 million, respectively

The decrease of $2.14 million and $3.80 million noted in depreciation and amortization is a result of the write-off of lease intangibles from early terminations of leases in 2018.

Corporate general and administrative expenses for the three and six months ended June 30, 2019 decreased $888 thousand and $1.58 million, respectively, as a result of the following:

•	$15 thousand and $340 thousand decrease in compensation and benefits primarily driven by the decrease in employee share based compensation and severance;

•
$482 thousand and $744 thousand decrease, respectively, in professional fees associated with hiring of KeyBanc Advisors in 2018, SOX internal audit compliance and legal costs due to insurance reimbursement;

•
$237 thousand and $240 thousand decrease, respectively, in acquisition and development costs as a result of costs associated with the development of an outparcel at Folly Road which the Company chose to no longer pursue in 2018; and

•
$183 thousand and $162 thousand decrease, respectively, in capital and debt financing costs as a result of costs incurred on refinancing of properties which the Company opted to stop pursuing in 2018.  These costs did not reoccur in 2019.

Gain on Disposal of Properties

The gain on disposal of properties decrease of $331 thousand for the three months ended June 30, 2019 is a result of the demolition of an approximate 10,000 square foot building at the JANAF property in 2019 to make space available for a new approximate 20,000 square foot building constructed by a new grocer tenant. The increase of $453 thousand for the six months ended June 30, 2019 is a result of the 2019 demolition and sales of Jenks Plaza and Graystone Crossing, net of the 2018 sale of the Chipotle ground lease at Conyers Crossing.

Interest Expense

Interest expense for the three and six months ended June 30, 2019 was $4.95 million and $9.74 million, respectively, representing decreases of $233 thousand and $17 thousand over the three and six months ended June 30, 2018, respectively. The decreases are primarily attributable to lower loan cost amortization due to 2018 loan modifications, partially offset by a full six months of interest expense on JANAF accompanied by increases in LIBOR on variable rate debt and refinancing of properties off the KeyBank Line of Credit to higher fixed rate loans in 2018.

Same Store and New Store Operating Income

Net operating income (“NOI”) is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures, impairment of assets held for sale, impairment of notes receivable and leasing costs, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store and new store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while new stores consist of those properties acquired during the periods presented. The new store category represents the JANAF acquisition that occurred in January 2018 and the absorption of the JANAF Executive Building in April 2019.

Same store financial information reflects the activity for all other properties including the following properties:

•	Discontinued operations

◦	Laskin Road land parcel (sold June 19, 2018);

◦	Harbor Pointe Land Parcel (sold February 7, 2019);

•	Continuing operations

◦	Chipotle Ground Lease at Conyers Crossing (sold January 12, 2018);

◦	Jenks Plaza (sold January 11, 2019); and,

◦	Graystone Crossing (sold March 18, 2019).

	Three Months Ended June 30,
	Same Store		New Store		Total
	2019	2018	2019	2018	2019	2018

	(in thousands, unaudited)
Net Loss	$(7,146)	$(1,486)	$(17)	$(74)	$(7,163)	$(1,560)
Adjustments:
Income from Discontinued Operations	—	(903)	—	—	—	(903)
Income tax expense	7	17	—	—	7	17
Interest expense	4,218	4,432	729	748	4,947	5,180
Interest income	—	(1)	—	—	—	(1)
Loss on disposal of properties	—	—	331	—	331	—
Corporate general & administrative	1,361	2,223	19	45	1,380	2,268
Impairment of assets held for sale	1,147	—	—	—	1,147	—
Impairment of notes receivable	5,000	—	—	—	5,000	—
Depreciation and amortization	4,324	6,104	963	1,318	5,287	7,422
Non-REIT management and leasing services	1	—	—	—	1	—
Asset management and commission revenues	(18)	(83)	—	—	(18)	(83)
Property Net Operating Income	$8,894	$10,303	$2,025	$2,037	$10,919	$12,340

Property revenues	$12,674	$14,094	$2,840	$2,764	$15,514	$16,858
Property expenses	3,780	3,791	815	727	4,595	4,518
Property Net Operating Income	$8,894	$10,303	$2,025	$2,037	$10,919	$12,340

	Six Months Ended June 30,
	Same Store		New Store		Total
	2019	2018	2019	2018	2019	2018

	(in thousands, unaudited)
Net (Loss) Income	$(6,513)	$(3,418)	$5	$(14)	$(6,508)	$(3,432)
Adjustments:
Income from Discontinued Operations	—	(903)	—	—	—	(903)
Income tax expense	15	42	—	—	15	42
Interest expense	8,286	8,406	1,454	1,351	9,740	9,757
Interest income	(1)	(2)	—	—	(1)	(2)
(Gain) Loss on disposal of properties	(1,839)	(1,055)	331	—	(1,508)	(1,055)
Corporate general & administrative	3,072	4,722	122	54	3,194	4,776
Impairment of assets held for sale	1,147	—	—	—	1,147	—
Impairment of notes receivable	5,000	—	—	—	5,000	—
Depreciation and amortization	9,067	12,599	2,036	2,299	11,103	14,898
Non-REIT management and leasing services	24	36	—	—	24	36
Asset management and commission revenues	(73)	(222)	—	—	(73)	(222)
Property Net Operating Income	$18,185	$20,205	$3,948	$3,690	$22,133	$23,895

Property revenues	$25,896	$27,966	$5,558	$5,046	$31,454	$33,012
Property expenses	7,711	7,761	1,610	1,356	9,321	9,117
Property Net Operating Income	$18,185	$20,205	$3,948	$3,690	$22,133	$23,895

Property Revenues

Total same store property revenues for the three and six months ended June 30, 2019 decreased to $12.67 million and $25.90 million, respectively compared to $14.09 million and $27.97 million for the three and six months ended June 30, 2018, respectively. The $1.42 million and $2.07 million decreases for the three and six months ended June 30, 2019, respectively are primarily a result of the 2018 early termination fees associated with Berkley Center Shopping Center, rent modifications to certain 2018 SEG leases, reduced rent at the three SEG recaptured and backfilled locations, incremental vacancies as well as the impact from properties that were sold during the year.

The three and six months ended June 30, 2019 represents a full period of activity for JANAF shopping center and a partial three and six months for the JANAF Executive Building acquired in April 2019. New Stores contributed $2.84 million and $5.56 million in revenues for the three and six months ended June 30, 2019, respectively, compared to $2.76 million and $5.05 million for the three and six months ended June 30, 2018, respectively.

Property Expenses

Total same store property expenses for the three and six months ended June 30, 2019 were relatively flat at $3.78 million and $7.71 million, respectively, compared to $3.79 million and $7.76 million for the three and six months ended June 30, 2018, respectively. Total property expenses increased primarily due to new store increases of $88 thousand and $254 thousand, respectively.

There were no significant unusual or non-recurring items included in new store property expenses for the three and six months ended June 30, 2019 and 2018.

Property Net Operating Income

Total property net operating income was $10.92 million and $22.13 million for the three and six months ended June 30, 2019, respectively, compared to $12.34 million and $23.90 million for the three and six months ended June 30, 2018, respectively, representing decreases of $1.42 million and $1.76 million, respectively. Same stores accounted for decreases of $1.41 million and $2.02 million, respectively, while new stores had decreases of $12 thousand and increases of $258 thousand, respectively, in property NOI.

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

Below is a comparison of same and new store FFO, which is a non-GAAP measurement, for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	Same Store		New Store		Total		Period Over Period Changes
	2019	2018	2019	2018	2019	2018	$	%

				(in thousands, unaudited)
Net Loss	$(7,146)	$(1,486)	$(17)	$(74)	$(7,163)	$(1,560)	$(5,603)	(359.17)%
Depreciation and amortization of real estate assets	4,324	6,104	963	1,318	5,287	7,422	(2,135)	(28.77)%
Loss on disposal of properties	—	—	331	—	331	—	331	100.00%
Impairment of assets held for sale	1,147	—	—	—	1,147	—	1,147	100.00%
Gain on disposal of properties-discontinued operations	—	(903)	—	—	—	(903)	903	100.00%
FFO	$(1,675)	$3,715	$1,277	$1,244	$(398)	$4,959	$(5,357)	(108.03)%

	Six Months Ended June 30,
	Same Store		New Store		Total		Period Over Period Changes
	2019	2018	2019	2018	2019	2018	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(6,513)	$(3,418)	$5	$(14)	$(6,508)	$(3,432)	$(3,076)	(89.63)%
Depreciation and amortization of real estate assets	9,067	12,599	2,036	2,299	11,103	14,898	(3,795)	(25.47)%
(Gain) Loss on disposal of properties	(1,839)	(1,055)	331	—	(1,508)	(1,055)	(453)	(42.94)%
Impairment of assets held for sale	1,147	—	—	—	1,147	—	1,147	100.00%
Gain on disposal of properties-discontinued operations	—	(903)	—	—	—	(903)	903	100.00%
FFO	$1,862	$7,223	$2,372	$2,285	$4,234	$9,508	$(5,274)	(55.47)%

Total FFO decreased $5.36 million and $5.27 million for the three and six month periods ended June 30, 2019, respectively, compared to the same period in 2018, primarily due to impairment of the notes receivable as detailed in Note 4.
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
Total AFFO for the three and six month periods ended June 30, 2019 and 2018 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, unaudited)
FFO	$(398)	$4,959	$4,234	$9,508
Preferred Stock dividends - declared	—	(3,206)	—	(6,413)
Preferred Stock dividends - undeclared	(3,658)	—	(7,315)	—
Preferred stock accretion adjustments	171	170	341	340
FFO available to common shareholders and common unitholders	(3,885)	1,923	(2,740)	3,435
Impairment of notes receivable	5,000	—	5,000	—
Acquisition and development costs	20	257	24	264
Capital related costs	62	245	136	298
Other non-recurring and non-cash expenses	2	—	26	103
Share-based compensation	82	67	172	486
Straight-line rental revenue, net straight-line expense	240	(394)	85	(589)
Loan cost amortization	535	678	927	1,057
(Below) above market lease amortization	(194)	(86)	(420)	(108)
Recurring capital expenditures and tenant improvement reserves	(286)	(284)	(570)	(574)
AFFO	$1,576	$2,406	$2,640	$4,372
Impairment on notes receivable during the three and six months ended June 30, 2019 relate to an impairment charge of $5.00 million on notes receivable related to Sea Turtle that is not indicative of our core portfolio of properties and future operations.

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

AFFO for the three and six months ended June 30, 2019 was $1.58 million and $2.64 million, respectively, compared to $2.41 million and $4.37 million for the three and six months ended June 30, 2018, respectively, representing decreases of $830 thousand and $1.73 million. The decreases were driven by increases in Preferred Dividends of $451 thousand and $901 thousand, respectively, related to the increased dividend rate on the Preferred Series D in 2019, decreases of $1.42 million and $1.76 million, respectively, in property NOI, the decrease of $90 thousand and increase of $113 thousand, respectively, in interest expense, net loan amortization; offset by decreases in corporate general and administrative expenses.

Liquidity and Capital Resources
At June 30, 2019, our consolidated cash, cash equivalents and restricted cash totaled $20.36 million compared to consolidated cash, cash equivalents and restricted cash of $18.00 million at December 31, 2018. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2019	2018	$	%

		(in thousands, unaudited)
Operating activities	$7,807	$12,629	$(4,822)	(38.18)%
Investing activities	$2,633	$(21,981)	$24,614	111.98%
Financing activities	$(8,079)	$15,678	$(23,757)	(151.53)%
Operating Activities
During the six months ended June 30, 2019, our cash flows from operating activities were $7.81 million, compared to cash flows from operating activities of $12.63 million during the six months ended June 30, 2018, representing a decrease of $4.82 million. This decrease is primarily a result of same store decreases in property NOI of $2.02 million and reduction of accounts payable, accrued expenses and other liabilities of $3.37 million in addition to timing of receivables and deferred costs.

Investing Activities

During the six months ended June 30, 2019, our cash flows provided by investing activities were $2.63 million, compared to cash flows used in investing activities of $21.98 million during the six months ended June 30, 2018, representing an increase in cash provided of $24.62 million due to the following:

•	$23.13 million in cash outflows used for the acquisition of JANAF in 2018;

•
$1.79 million decrease in cash outflows used for capital expenditures primarily a result of the redevelopment of Columbia Fire House as well as Perimeter Centre tenant improvements in 2018; and offset by

•
$304 thousand decrease in cash received as a result of the 2019 sales of Jenks Plaza, Graystone and Harbor Pointe land parcel, compared to the 2018 sales of the Chipotle ground lease at Conyers Crossing and the Laskin Road Land Parcel.

Financing Activities

During the six months ended June 30, 2019, our cash flows used in financing activities were $8.08 million, compared to $15.68 million of cash flows provided by financing activities during the six months ended June 30, 2018, representing a decrease of $23.76 million due to the following:

•	$21.16 million decrease in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$4.30 million decrease in loan proceeds due to the 2019 Village of Martinsville refinance offset by the 2018 JANAF Bravo Loan, Columbia Fire House Construction Loan advances, refinances of New Market, LaGrange, Ridgeland and Georgetown;

•
$7.52 million increase in loan principal payments primarily a result of the payoff of the Revere Term Loan and Senior Convertible Notes, in addition to the Village of Martinsville refinance and pay-down of the KeyBank Line of Credit; and

•	$8.52 million decrease in cash outflows for dividends and distributions primarily as a result of suspending the Preferred Stock dividends in 2019.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of June 30, 2019 and December 31, 2018, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
	(unaudited)
Fixed-rate notes	$292,151	$286,684
Adjustable-rate mortgages	24,583	26,503
Fixed-rate notes, assets held for sale	6,497	4,323
Floating-rate line of credit	34,291	52,102
Total debt	$357,522	$369,612

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.70% and 5.07 years, respectively, at June 30, 2019. We have $65.00 million of debt maturing, including scheduled principal repayments, during the six months ending December 31, 2019. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.
Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2019 are $82.68 million in debt maturities and principal payments due in the twelve months ended June 30, 2020 and covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 6. Included in the $82.68 million is $34.29 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by nine properties within our portfolio and the amount borrowed on the KeyBank Line of Credit is scheduled to lower by certain dates. On August 1, 2019, the Company refinanced Laburnum Square resulting in a $7.55 million principal payment on the KeyBank Line of Credit, reducing the balance to $26.24 million as required by the First Amendment. The Company plans to meet the remaining deadlines described in the First Amendment through monthly principal payments, refinances and sales of properties. In addition, the Key Bank Line of Credit may be extended at the Company’s option for an additional one-year period to December 21, 2020, subject to certain customary conditions. Additionally, subsequent to June 30, 2019, upon the sale of Perimeter Square the $6.50 million in loans were paid in full. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, the Company had $3.93 million in cash and cash equivalents, $16.43 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at June 30, 2019 and intends to use cash generated from operations during the year ending June 30, 2020. In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs, approximately ($3.49 million a quarter).
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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Agreement will be no more than $2.26 million, the principal amount of the bonds, as of June 30, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2019, the Company funded approximately $44 thousand in debt service shortfalls. During the three and six months ended June 30, 2018, the Company funded approximately $5 thousand in debt service shortfalls. No amounts have been accrued for this as of June 30, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of June 30, 2019, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 9 of this Current Report on Form 10-Q, this note provides a description of the accounting standard adopted for leases, ASU 2016-02, "Leases (Topic 842)".

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2019, with the exception of those polices surrounding our lessee and lessor activities. These policy changes were made as part of adopting ASU 2016-02, "Leases (Topic 842)." The most significant impact of adoption was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases which the Company is the lessee as of January 1, 2019. The policy changes had no impact on our cash flows and an immaterial impact on the condensed consolidated statement of operations. For additional disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
Available Information

The Company’s internet website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2019 (the end of the period covered by this Form 10-Q).
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

In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current CEO and President David Kelly defamed him in communications with an industry association. The Company’s D&O carrier has retained counsel for Mr. Kelly, who is vigorously defending the lawsuit, and has filed a counterclaim seeking approximately $150,000 in damages from Jon S. Wheeler. The parties are presently engaging in discovery. At this juncture, the outcome of the matter cannot be predicted.

In April 2019, BOKF (“Bank of Arkansas”) the lead lender for the Sea Turtle project in Hilton Head, South Carolina filed a suit against WD-I Associates, LLC and Jon Wheeler for default on BOKF’s two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the Project that WD-I was allegedly (mis)handling. That suit is presently stayed as to WD-I, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the Beaufort action, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company’s subsidiary, Wheeler Real Estate, LLC is named in the Beaufort suit solely in its position as the former property manager for WD-I Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort action. The Company’s subsidiaries are creditors in the Chapter 11 Bankruptcy.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (11)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (13)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (14)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (14)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (18)

4.1	Form of Certificate of Common Stock of Registrant (14)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (11)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (4)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (5)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units. (12)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (11)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (13)

10.6	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (6)

10.7	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (10)

10.8	Employment Agreement with David Kelly (17)

10.9	Employment Agreement with Matthew Reddy (17)

10.10	Employment Agreement with M. Andrew Franklin (17)

10.11	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (7)

10.12	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (8)

10.13	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (8)

10.14	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (8)

10.15	Tax Protection Agreement dated February 8, 2017 (9)

10.16	Amended and Restated Credit Agreement dated December 21, 2017. (15)

10.17	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (19)

10.18	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (20)

10.19	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018. (21)

10.20	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated February 28, 2019. (22)

10.21	First Amendment to the KeyBank Amended and Restated Credit Agreement dated April 25, 2019. (23)

10.22	JANAF Loan Agreement dated June 5, 2013. (16)

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

(5)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on October 19, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 14, 2019 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 1, 2019 and hereby incorporated by reference.

(24)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	August 5, 2019