Form 10-Q
period 2019-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2019-11-07
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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

As of November 6, 2019, there were 9,693,271 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS:
Investment properties, net	$418,338	$436,006
Cash and cash equivalents	5,233	3,544
Restricted cash	17,294	14,455
Rents and other tenant receivables, net	5,947	5,539
Notes receivable, net	—	5,000
Assets held for sale	1,756	6,118
Above market lease intangibles, net	5,678	7,346
Operating lease right-of-use assets	11,698	—
Deferred costs and other assets, net	23,257	30,073
Total Assets	$489,201	$508,081
LIABILITIES:
Loans payable, net	$342,811	$360,190
Liabilities associated with assets held for sale	2,060	4,520
Below market lease intangibles, net	7,909	10,045
Operating lease liabilities	11,921	—
Accounts payable, accrued expenses and other liabilities	10,592	12,116
Total Liabilities	375,293	386,871
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $99.24 million and $91.98 million aggregate liquidation preference, respectively)	84,657	76,955

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,065	41,000
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,693,271 and 9,511,464 shares issued and outstanding, respectively)	97	95
Additional paid-in capital	233,861	233,697
Accumulated deficit	(248,319)	(233,184)
Total Shareholders’ Equity	27,157	42,061
Noncontrolling interests	2,094	2,194
Total Equity	29,251	44,255
Total Liabilities and Equity	$489,201	$508,081
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE:
Rental revenues	$15,385	$15,756	$46,546	$47,288
Asset management fees	16	48	42	220
Commissions	18	52	65	102
Other revenues	146	217	439	1,697
Total Revenue	15,565	16,073	47,092	49,307
OPERATING EXPENSES:
Property operations	4,967	4,687	14,288	13,804
Non-REIT management and leasing services	1	23	25	59
Depreciation and amortization	5,066	6,045	16,169	20,943
Impairment of notes receivable	—	—	5,000	—
Impairment of assets held for sale	400	—	1,547	—
Corporate general & administrative	1,349	1,703	4,543	6,479
Other operating expenses	—	250	—	250
Total Operating Expenses	11,783	12,708	41,572	41,535
(Loss) gain on disposal of properties	(81)	1,257	1,427	2,312
Operating Income	3,701	4,622	6,947	10,084
Interest income	1	1	2	3
Interest expense	(4,654)	(5,183)	(14,394)	(14,940)
Net Loss from Continuing Operations Before Income Taxes	(952)	(560)	(7,445)	(4,853)
Income tax expense	(8)	(30)	(23)	(72)
Net Loss from Continuing Operations	(960)	(590)	(7,468)	(4,925)
Income from Discontinued Operations	—	—	—	903
Net Loss	(960)	(590)	(7,468)	(4,022)
Less: Net (loss) income attributable to noncontrolling interests	(1)	12	(100)	(70)
Net Loss Attributable to Wheeler REIT	(959)	(602)	(7,368)	(3,952)
Preferred Stock dividends - declared	—	(3,208)	—	(9,621)
Preferred Stock dividends - undeclared	(3,657)	—	(10,972)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(4,616)	$(3,810)	$(18,340)	$(13,573)

Loss per share from continuing operations (basic and diluted)	$(0.48)	$(0.41)	$(1.90)	$(1.58)
Income per share from discontinued operations	—	—	—	0.10
	$(0.48)	$(0.41)	$(1.90)	$(1.48)

Weighted-average number of shares:
Basic and Diluted	9,693,271	9,385,666	9,664,582	9,179,366

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	642	642	—	13	655
Balance, March 31, 2019 (Unaudited)	562	453	1,875,748	41,022	9,693,271	97	233,861	(235,131)	40,302	235,032	2,207	42,509
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,590)	(2,590)	—	—	(2,590)
Net Loss	—	—	—	—	—	—	—	(7,051)	(7,051)	—	(112)	(7,163)
Balance, June 30, 2019 (Unaudited)	562	453	1,875,748	41,044	9,693,271	97	233,861	(244,772)	30,683	235,032	2,095	32,778
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Dividends and distributions	—	—	—	—	—	—	—	(2,588)	(2,588)	—	—	(2,588)
Net Loss	—	—	—	—	—	—	—	(959)	(959)	—	(1)	(960)
Balance, September 30, 2019 (Unaudited)	562	$453	1,875,748	$41,065	9,693,271	$97	$233,861	$(248,319)	$27,157	235,032	$2,094	$29,251

See accompanying notes to condensed consolidated financial statements.

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	9,706	—	64	—	64	(9,706)	(64)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	43,459	—	330	—	330	—	—	330
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	505	—	505	—	(505)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,207)	(3,207)	—	—	(3,207)
Net Loss	—	—	—	—	—	—	—	(1,825)	(1,825)	—	(47)	(1,872)
Balance, March 31, 2018 (Unaudited)	562	453	1,875,748	40,935	8,947,416	89	229,007	(209,957)	60,527	625,312	6,472	66,999
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	311,307	3	1,151	—	1,154	(311,307)	(1,154)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	83,854	1	397	—	398	—	—	398
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,081	—	2,081	—	(2,081)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,206)	(3,206)	—	—	(3,206)
Net Loss	—	—	—	—	—	—	—	(1,525)	(1,525)	—	(35)	(1,560)
Balance, June 30, 2018 (Unaudited)	562	453	1,875,748	40,957	9,342,577	93	232,636	(214,688)	59,451	314,005	3,202	62,653
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of operating partnership units to Common Stock	—	—	—	—	18,455	—	80	—	80	(18,455)	(80)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	40,904	1	165	—	166	—	—	166
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	120	—	120	—	(120)	—
Dividends and distributions	—	—	—	—	—	—	—	(3,208)	(3,208)	—	—	(3,208)
Net Loss	—	—	—	—	—	—	—	(602)	(602)	—	12	(590)
Balance, September 30, 2018 (Unaudited)	562	$453	1,875,748	$40,978	9,401,936	$94	$233,001	$(218,498)	$56,028	295,550	$3,014	$59,042

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,468)	$(4,022)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	8,991	9,553
Amortization	7,178	11,390
Loan cost amortization	1,336	1,682
Above (below) market lease amortization, net	(585)	(421)
Straight-line expense	140	16
Share-based compensation	244	727
Gain on disposal of properties	(1,427)	(2,312)
Gain on disposal of properties-discontinued operations	—	(903)
Credit losses on operating lease receivables	315	412
Impairment of notes receivable	5,000	—
Impairment of assets held for sale	1,547	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(520)	919
Unbilled rent	(60)	(1,037)
Related party receivables	—	1
Deferred costs and other assets, net	(335)	71
Accounts payable, accrued expenses and other liabilities	(1,738)	2,466
Net operating cash flows used in discontinued operations	(2)	(2)
Net cash provided by operating activities	12,616	18,540
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	(24)	(23,153)
Capital expenditures	(1,405)	(3,846)
Cash received from disposal of properties	3,584	3,231
Cash received from disposal of properties-discontinued operations	19	2,747
Net cash provided by (used in) investing activities	2,174	(21,021)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(537)	(1,192)
Dividends and distributions paid	—	(11,554)
Proceeds from sales of Preferred Stock, net of expenses	—	21,158
Loan proceeds	24,165	28,487
Loan principal payments	(33,890)	(26,282)
Net financing cash flows used in discontinued operations	—	(76)
Net cash (used in) provided by financing activities	(10,262)	10,541
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,528	8,060
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	17,999	12,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$22,527	$20,346
Supplemental Disclosures:
Non-Cash Transactions:
Debt incurred for acquisitions	$—	$58,867
Conversion of common units to common stock	$—	$1,298
Conversion of Series B Preferred Stock to Common Stock	$—	$2
Issuance of Common Stock for acquisition	$—	$1,130
Accretion of preferred stock discounts	$510	$509
Other Cash Transactions:
Cash paid for taxes	$6	$39
Cash paid for interest	$13,218	$13,084

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,233	$3,638
Restricted cash	17,294	16,708
Cash, cash equivalents, and restricted cash	$22,527	$20,346
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation
Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2019, the Trust, through the Operating Partnership, owned and operated sixty-one centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2018 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company's 2018 Annual Report filed on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”).

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
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recorded impairment charges of $400 thousand and $1.55 million for the three and nine months ended September 30, 2019, respectively, which resulted from reducing the carrying values of Perimeter Square and St. Matthews for the amounts that exceeded the properties' fair value less estimated selling costs, see Note 3. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

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

Tenant Receivables and Unbilled Rent
Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2019 and December 31, 2018, the Company’s allowance for uncollectible accounts totaled $1.07 million and $1.07 million, respectively. Upon adoption of ASC Topic 842 "Leases," reserves for uncollectible accounts were recorded and reclassified to revenue. Prior to adoption, reserves for uncollectible accounts were recorded as an operating expense, provision for credit losses. The standard also provides guidance on calculating reserves; however, those did not impact the Company. During the three and nine months ended September 30, 2019, the Company recorded a provision for credit losses in the amount of $115 thousand and $315 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and nine months ended September 30, 2018, the Company recorded a provision for credit losses in the amount of $149 thousand and $412 thousand, respectively. These are included in rental revenues on the condensed consolidated statements of operations. During the three and nine months ended September 30, 2019 and 2018, the Company did not realize any recoveries related to tenant receivables previously written off.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2019 and December 31, 2018, there were $3.37 million and $3.12 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and nine months ended September 30, 2019 and 2018.

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

The Company recognizes lease termination fees, which is included in "other revenues" on the condensed consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Asset Management Fees
Asset management fees are generated from Non-REIT Properties. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively, for services performed. Revenues are governed by the management fee agreements for the various properties. Obligations under the agreements include and are not limited to: managing of maintenance, janitorial, security, landscaping, vendors and back office (collecting rents,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

paying bills), etc. Each of the obligations are bundled together to be one service and are satisfied over time. Non-REIT Properties are billed monthly and typically pay monthly for these services.
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
The below table disaggregates the Company’s revenue by type of service for the three and nine months ended September 30, 2019 and 2018 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Minimum rent	$12,169	$12,704	$36,604	$38,187
Tenant reimbursements - variable lease revenue	3,262	3,150	9,999	9,337
Percentage rent - variable lease revenue	69	51	258	176
Lease termination fees	—	(15)	49	1,269
Commissions	18	52	65	102
Asset management fees	16	48	42	220
Other	146	232	390	428
Subtotal	15,680	16,222	47,407	49,719
Credit losses on operating lease receivables	(115)	(149)	(315)	(412)
Total	$15,565	$16,073	$47,092	$49,307

Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $30 thousand and $13 thousand, respectively, for federal and state income taxes as of September 30, 2019 and December 31, 2018. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to a reasonable cause and certain other conditions were satisfied.
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

Advertising Costs For Leasing Activities

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs associated with leasing activities of $35 thousand and $198 thousand for the three and nine months ended September 30, 2019, respectively. The Company incurred advertising and promotion costs of $36 thousand and $194 thousand for the three and nine months ended September 30, 2018, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Compensation and benefits	$455	$554	$1,562	$2,001
Professional fees	444	638	1,371	2,309
Corporate administration	326	299	934	968
Capital related costs	4	110	140	408
Taxes and licenses	40	23	172	227
Other	80	168	364	717
	1,349	1,792	4,543	6,630
Less: Allocation of CG&A to Non-REIT management and leasing services	—	(89)	—	(151)
Total	$1,349	$1,703	$4,543	$6,479

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. In addition, in November 2018 the FASB issued ASU 2018-19, which clarifies that receivables arising from operating leases are not within the scope of the credit losses standard, but rather, should be accounted for in accordance with the leases standard. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

Tenant reimbursements and provision for credit losses were reclassified to rental revenues on the condensed consolidated statements of operations to conform to 2019 presentation as a result of adopting ASU 2016-02, “Leases (Topic 842).” There are two reclassifications within the condensed consolidated statement of cash flows, one pertains to the straight-line expense operating activity adjustment on those leases which the Company is a lessee and the other is the presentation of credit losses on operating lease receivables. These reclassifications did not impact cash provided by (used in) operating, investing, or financing activities.

As of September 30, 2019, it was determined that the six undeveloped Land Parcels (the “Land Parcels”) previously classified as assets held for sale at December 31, 2018 no longer meet the definition of assets held for sale. Management’s intention to sell the parcels has not changed; however, they are in secondary and tertiary markets with minimal land sales and it is not probable they will sell in the next twelve months. Accordingly, the assets and liabilities of the Land Parcels were reclassified to “land and land improvements” within investment properties for all periods presented, see Note 3.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Real Estate
Investment properties consist of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Land and land improvements	$100,135	$101,696
Buildings and improvements	365,686	374,499
Investment properties at cost	465,821	476,195
Less accumulated depreciation	(47,483)	(40,189)
Investment properties, net	$418,338	$436,006
The Company’s depreciation expense on investment properties was $2.92 million and $8.99 million for the three and nine months ended September 30, 2019, respectively. The Company’s depreciation expense on investment properties was $3.05 million and $9.55 million for the three and nine months ended September 30, 2018, respectively.
A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale

At December 31, 2018, assets held for sale included a 1.28 acre undeveloped land parcel at Harbor Pointe ("Harbor Pointe land parcel"), Graystone Crossing and Jenks Plaza. All three were sold during the nine months ended September 30, 2019. Additionally, in 2019 the Board committed to a plan to sell Perimeter Square and St. Matthews. Perimeter Square sold in July 2019. St. Matthews is classified as assets held for sale as of September 30, 2019.

The Harbor Pointe land parcel sale represents discontinued operations as it is a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Harbor Pointe land parcel have been reclassified for all periods presented.

The impairment charge on assets held for sale was $400 thousand and $1.55 million for the three and nine months ended September 30, 2019, respectively. These impairment charges resulted from reducing the carrying value of St. Matthews during the three months ended September 30, 2019 and Perimeter Square and St. Matthews during the nine months ended September 30, 2019, for the amounts that exceeded the properties' fair value less estimated selling costs. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

As of September 30, 2019 and December 31, 2018, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$1,702	$4,912
Rents and other tenant receivables, net	52	72
Above market leases, net	—	420
Deferred costs and other assets, net	2	228
Total assets held for sale, excluding discontinued operations	$1,756	$5,632

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	September 30, 2019	December 31, 2018
	(unaudited)
Loans payable	$1,974	$3,818
Accounts payable	86	240
Total liabilities associated with assets held for sale, excluding discontinued operations	$2,060	$4,058
As of September 30, 2019 and December 31, 2018, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Investment properties, net	$—	$486
Total assets held for sale, discontinued operations	$—	$486

	September 30, 2019	December 31, 2018
	(unaudited)
Loans payable	$—	$460
Accounts payable	—	2
Total liabilities associated with assets held for sale, discontinued operations	$—	$462
Dispositions

In May 2019, an approximate 10,000 square foot outparcel at the JANAF property was demolished resulting in a $331 thousand write-off to make way for a new approximate 20,000 square foot building constructed by a new grocer tenant.

The following properties were sold during the nine months ended September 30, 2019 and 2018:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
July 12, 2019	Perimeter Square	$7,200	$(81)	$—
March 18, 2019	Graystone Crossing	6,000	1,452	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840
September 27, 2018	Shoppes at Eagle Harbor	5,705	1,270	2,071
June 19, 2018	Laskin Road Land Parcel (1.5 acres)	2,858	903	2,747
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	1,270	1,042	1,160

The sale of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor, Jenks Plaza, Graystone Crossing and Perimeter Square did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

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

On or about April 9, 2019, BOKF filed a Verified Complaint in state court in Beaufort County, South Carolina for Sea Turtle’s default on payment of the BOKF construction loans, and for the appointment of a receiver, injunctive relief and accounting records. On May 7, 2019, Sea Turtle filed a Chapter 11 Voluntary Petition for Bankruptcy in the United States Bankruptcy Court for the District of South Carolina in Charleston. The bankruptcy petition automatically stayed BOKF’s suit.

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2019, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, the Company recognized $0.00 million and $5.00 million in impairment charges on the notes receivable for the three and nine months ended September 30, 2019, respectively, as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. The total impairment charge on the notes receivable is $12.00 million and the carrying value is zero as of September 30, 2019.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Additionally in 2018, the Company placed the notes receivable on nonaccrual status and during the three and nine months ended September 30, 2019 and 2018 has not recognized $363 thousand and $1.08 million, respectively, of interest income due on the notes.

5. Deferred Costs
Deferred costs, net of amortization and other assets are as follows (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Leases in place, net	$16,530	$21,785
Tenant relationships, net	2,481	3,764
Ground lease sandwich interest, net	2,283	2,488
Lease origination costs, net	1,166	1,261
Legal and marketing costs, net	48	59
Other	749	716
Total deferred costs and other assets, net	$23,257	$30,073

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Deferred Costs (continued)

As of September 30, 2019 and December 31, 2018, the Company’s intangible accumulated amortization totaled $55.36 million and $50.55 million, respectively. During the three and nine months ended September 30, 2019, the Company’s intangible amortization expense totaled $2.14 million and $7.18 million, respectively. During the three and nine months ended September 30, 2018, the Company's intangible amortization expense totaled $2.99 million and $11.39 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships, and ground lease sandwich interests is as follows (in thousands, unaudited):

	Leases In Place, net	Tenant Relationships, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining three months ending December 31, 2019	$1,358	$308	$68	$54	$3	$1,791
For the years ending:
December 31, 2020	4,506	860	274	187	11	5,838
December 31, 2021	2,810	448	274	174	9	3,715
December 31, 2022	2,142	354	274	132	6	2,908
December 31, 2023	1,661	227	274	115	6	2,283
December 31, 2024	1,147	128	274	100	3	1,652
Thereafter	2,906	156	845	404	10	4,321
	$16,530	$2,481	$2,283	$1,166	$48	$22,508

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable
The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2019	December 31, 2018
Harbor Pointe (1)	$11,024	5.85%	December 2018	$—	$460
Perimeter Square (1)	Interest only	6.50%	June 2019	—	6,250
Perimeter Square construction loan (1)	Interest only	6.50%	June 2019	—	247
Revere Term Loan	$109,658	10.00%	April 2019	—	1,059
Senior convertible notes	$234,199	9.00%	June 2019	—	1,369
DF I-Moyock	$10,665	5.00%	July 2019	—	73
Rivergate	$144,937	Libor + 295 basis points	December 2019	21,688	22,117
KeyBank Line of Credit (6)	$250,000	Libor + 350 basis points	Various (6)	25,991	52,102
Folly Road	$32,827	4.00%	March 2020	5,961	6,073
Columbia Fire Station	$25,452	4.00%	May 2020	4,086	4,189
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,394	5,539
First National Bank Line of Credit	$24,656	Libor + 300 basis points	September 2020	1,271	2,938
Lumber River	$10,723	Libor + 350 basis points	October 2020	1,416	1,448
JANAF Bravo	$36,935	4.65%	January 2021	6,407	6,500
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,787	3,868
Twin City Commons	$17,827	4.86%	January 2023	3,000	3,048
New Market	$48,747	5.65%	June 2023	6,763	6,907
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,414	7,567
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,660	5,713
JANAF	$333,159	4.49%	July 2023	51,021	52,253
Tampa Festival	$50,797	5.56%	September 2023	8,116	8,227
Forrest Gallery	$50,973	5.40%	September 2023	8,419	8,529
Riversedge North	$11,436	5.77%	December 2023	1,775	1,800
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,725	11,867
Cypress Shopping Center	$34,360	4.70%	July 2024	6,297	6,379
Port Crossing	$34,788	4.84%	August 2024	6,063	6,150
Freeway Junction	$41,798	4.60%	September 2024	7,761	7,863
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,434	3,486
Graystone Crossing (1)	$20,386	4.55%	October 2024	—	3,863
Bryan Station	$23,489	4.52%	November 2024	4,414	4,472
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,985	5,065
Chesapeake Square	$23,857	4.70%	August 2026	4,373	4,434
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	Interest only	4.93%	January 2027	8,516	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,442	—
Laburnum Square	Interest only	4.28%	September 2029	7,665	—
Total Principal Balance (1)				349,085	369,612
Unamortized debt issuance cost (1)				(4,300)	(5,144)
Total Loans Payable, including assets held for sale				344,785	364,468
Less loans payable on assets held for sale, net loan amortization costs				1,974	4,278
Total Loans Payable, net				$342,811	$360,190
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Litchfield Market Village, Moncks Corner, Shoppes at Myrtle Park, South Lake and St. Matthews (assets held for sale). The various maturity dates are disclosed below within Note 6 under the KeyBank Credit Agreement.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

KeyBank Credit Agreement

On December 21, 2017, the Company entered into an Amended and Restated Credit Agreement to the KeyBank Credit Agreement (the “Amended and Restated Credit Agreement”) for the line of credit with KeyBank (the "KeyBank Line of Credit"). The revolving facility will mature on December 21, 2019, but may be extended at the Company’s option for an additional one-year period, subject to certain customary conditions. The interest rate remains the same at Libor plus 250 basis points based on the Company’s Consolidated Leverage Ratio (as defined in the Amended and Restated Credit Agreement).

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

As of September 30, 2019, $25.99 million is borrowed on the KeyBank Line of Credit pursuant to the Amended and Restated Credit Agreement, which is collateralized by 8 properties. At September 30, 2019, the outstanding borrowings are accruing interest at 5.54%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage, interest coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of September 30, 2019. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately due and payable. As of September 30, 2019, the Company has not received any notice of default under the Amended and Restated Credit Agreement.

Revere Term Loan

On January 29, 2019, the Company entered into a Sixth Amendment to Loan Documents to the Revere Term Loan (the “Revere Sixth Amendment”). The Revere Sixth Amendment extended the maturity date to April 1, 2019 from February 1, 2019 and created an additional “Exit Fee” of $20 thousand.

As of March 31, 2019, the Revere Term Loan was paid in full using proceeds from the following:
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

Perimeter Square Refinance and Construction Loan

On January 15, 2019, the Company renewed the promissory notes for $6.25 million and $247 thousand at Perimeter Square. The loans were extended to March 2019 with interest only payments beginning February 15, 2019. The loans bear interest at 6.50%. In April 2019, the Company extended the $6.50 million of Perimeter Square loans to June 5, 2019.

On July 12, 2019, the principal balance on the Perimeter Square loans were paid in full with the sale of the property, as detailed in Note 3.

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

Laburnum Square Refinance

On August 1, 2019, the Company executed a promissory note for $7.67 million for the refinancing of Laburnum Square at a rate of 4.28%. The loan is interest only through August 2024 with principal and interest payments of $37,842 beginning in September 2024. The loan matures on September 5, 2029.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of September 30, 2019, the Company believes it is in compliance with covenants and is not considered in default on any loans.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2019, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2019	$48,899
December 31, 2020	22,506
December 31, 2021	10,944
December 31, 2022	8,482
December 31, 2023	85,326
December 31, 2024	44,020
Thereafter	128,908
Total principal repayments and debt maturities	$349,085

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending September 30, 2020 of $64.39 million, including $25.99 million on the KeyBank Line of Credit which is collateralized by eight properties within the portfolio. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. Subsequent to September 30, 2019 there was a $7.16 million paydown to the KeyBank Line of Credit in addition to a non-binding modification extending the maturity to June 30, 2020, as discussed in greater detail in Note 12. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

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

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2019 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2019	$11,817
December 31, 2020	43,201
December 31, 2021	35,531
December 31, 2022	28,790
December 31, 2023	22,962
December 31, 2024	16,539
Thereafter	41,662
Total minimum rents	$200,502

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Equity and Mezzanine Equity
Series A Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

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

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2019 and December 31, 2018, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $99.24 million and $91.98 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

The changes in the carrying value of the Series D Preferred for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands, unaudited):

Series D Preferred
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	79,522
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2019	82,090
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance September 30, 2019	$84,657

Series D Preferred
Balance December 31, 2017	$53,236
Accretion of Preferred Stock discount	148
Issuance of Preferred Stock for acquisition of JANAF	21,158
Balance March 31, 2018	74,542
Accretion of Preferred Stock discount	148
Balance June 30, 2018	74,690
Accretion of Preferred Stock discount	148
Balance September 30, 2018	$74,838

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

As of September 30, 2019, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock and cumulative convertible preferred stock have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	September 30, 2019
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	235,032	235,032
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred			Series B Preferred			Series D Preferred
Record Date/Arrears Date	Declared	Arrears	Per Share	Declared	Arrears	Per Share	Declared	Arrears	Per Share
12/31/18	$—	$13	$22.50	$—	$1,055	$0.56	$—	$1,969	$0.55

3/31/19	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
6/30/19	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
9/30/19	—	13	$22.50	—	1,056	$0.56	—	2,419	$0.67
For the nine months ended September 30, 2019	$—	$39		$—	$3,166		$—	$7,257

3/31/18	$13	$—	$22.50	$1,055	$—	$0.56	$1,969	$—	$0.55
6/30/18	13	—	$22.50	1,055	—	$0.56	1,969	—	$0.55
9/30/18	13	—	$22.50	1,056	—	$0.56	1,969	—	$0.55
For the nine months ended September 30, 2018	$39	$—		$3,166	$—		$5,907	$—

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of September 30, 2019, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three and nine months ended September 30, 2019 and 2018.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

For the Nine Months ended September 30,	Shares Issued	Market Value
	(in thousands except for per share amounts, unaudited)
2019	181,807	$166
2018	168,217	894

As of September 30, 2019, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan.

9. Leases Commitments

The Company has ground leases that are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2019, the weighted average remaining lease term of our leases is 35 years. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Expiration Year
Amscot	$7	$5	$19	$14	2045
Beaver Ruin Village	14	11	41	34	2054
Beaver Ruin Village II	6	5	17	15	2056
Leased office space Charleston, SC	17	25	67	75	2019
Moncks Corner	30	30	91	91	2040
Devine Street	99	63	297	188	2051	(1)
JANAF (2)	65	65	200	191	2069
Total ground leases	$238	$204	$732	$608
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $29 thousand and $90 thousand in variable percentage rent, during the three and nine months ended September 30, 2019, respectively. Includes $29 thousand and $82 thousand in variable percentage rent, during the three and nine months ended September 30, 2018, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$161	$500
Leased assets obtained in exchange for new operating lease liabilities	$—	$11,904

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of September 30, 2019 and a reconciliation of those cash flows to the operating lease liabilities at September 30, 2019 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Leases Commitments (continued)

For the remaining three months ended December 31, 2019	$144
December 31, 2020	583
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
Thereafter	23,109
Total minimum lease payments (1)	26,399
Discount	(14,478)
Operating lease liabilities	$11,921
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 36% and 60% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Stilwell Activist Investments LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by one of the largest investors in the Company seeking the production of documents and information beyond what the Company provides in its public filings and what it has already provided to Stilwell after a written request. The Company filed a motion to dismiss Stilwell's suit for failure to state a claim. At a hearing on that motion on October 31, 2019, the Court denied motion to dismiss, so the case will proceed, for now. Stilwell does not seek any monetary damages in this action.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back shares of its Series D Preferred. The Company is defending this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. Plaintiffs are not seeking any specific damage amount; rather, their prayer for relief asks the Court to order that the Company must redeem the Series D Preferred in accordance with the terms of the original Articles Supplementary, not commit any further alleged violations of the Articles Supplementary, and award them their costs, expenses and attorneys' fees. In the event a redemption is required, the redemption provisions of the Articles Supplementary permit the Company to redeem those Series D Preferred that it chooses to redeem (not necessarily JCP's Preferred Shares). Accordingly, it is difficult to assess the Company's anticipated exposure in this case at this time. The case is presently in discovery and is scheduled for trial on March 2, 2020. However, the parties conducted a settlement conference in July, 2019, and have continued their efforts to resolve the case short of trial.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that he was improperly terminated and is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Jon Wheeler was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contracting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company has filed a Counterclaim against Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Wheeler should have borne. Trial of this action is scheduled for December 17, 2019. At this juncture, the outcome of the matter cannot be predicted.

BOKF, NA v. WD-1 Associates, LLC, et al, Court of Common Pleas for Beaufort County, South Carolina. This is a lawsuit filed by BOKF ("Bank of Arkansas") the lead lender for Sea Turtle project in Hilton Head, South Carolina against WD-1 Associates, LLC and Jon Wheeler for default on BOKF's two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the project that WD-1 was allegedly (mis)handling. The lawsuit pending in Beaufort County is presently stayed as to WD-1, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the lawsuit pending in Beaufort County, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company's subsidiary, Wheeler Real Estate, LLC is named in the lawsuit pending in Beaufort County solely in its position as the former property manager for WD-1 Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort County action. The Company's subsidiaries are creditors in the Chapter 11 Bankruptcy. WD-1 is seeking a sale of the project real estate through the bankruptcy proceedings. At this juncture, the outcome of the matter cannot be predicted.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10. Commitments and Contingencies (continued)

economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current Chief Executive Officer and President, David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. Mr. Kelly and the Company are defending the lawsuit. Trial is set for June 10, 2020. At this juncture, the outcome of the matter cannot be predicted.

Harbor Pointe Tax Increment Financing

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2,415,000, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Harbor Pointe Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.26 million, the principal amount of the bonds, as of September 30, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2019, the Company funded $0 thousand and $44 thousand, respectively, in debt service shortfalls. During the three and nine months ended September 30, 2018, the Company funded $0 thousand and $5 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of September 30, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions
The following summarizes related party activity for the nine months ended September 30, 2019 and 2018 and as of September 30, 2019 and December 31, 2018. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
Amounts paid to affiliates	$—	$15
Amounts received from affiliates	$16	$113

	September 30,	December 31,
	2019	2018
	(unaudited)
Notes receivable	$—	$5,000
As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Sea Turtle and loaned $1.00 million for the sale of land to be used in the development. As of September 30, 2019, the Company in total has recognized $12.00 million in impairment charges on the notes receivable reducing the carrying value to zero, as discussed in greater detail in Note 4. During the three and nine months ended September 30, 2019, the Company recognized $0.00 million and $5.00 million, respectively, in impairment charges on the notes receivable. The Company has placed the notes receivable on nonaccrual status and during the three and nine months ended September 30, 2019 and 2018 has not recognized $363 thousand and $1.08 million, respectively, of interest income due on the notes. At September 30, 2019, a total of $3.86 million in interest on the notes receivable remains unpaid. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle was terminated. Sea Turtle is a related party as Jon Wheeler, the Company's former CEO and shareholder of the Company, is the managing member. Prior to the termination of the agreements,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Related Party Transactions (continued)

development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

The Company recovered $22 thousand due from related parties for the three and nine months ended September 30, 2019, respectively, which were previously reserved. The Company recovered $0 thousand and $77 thousand in amounts due from related parties for the three and nine months ended September 30, 2018, respectively, which were previously reserved. These recoveries are included in the respective revenue category which they relate. The total allowance on related party receivables at September 30, 2019 and December 31, 2018 is $2.15 million and $2.20 million, respectively. There were no additional reserves recorded for the three and nine months ended September 30, 2019 and the year ended December 31, 2018.

12. Subsequent Events
Litchfield Market Village Refinance
On November 1, 2019, the Company refinanced the Litchfield Market Village collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $7.16 million on the KeyBank Line of Credit.

On November 1, 2019 the Company executed a promissory note for $7.50 million for the refinancing of Litchfield Market Village at a fixed interest rate of 5.50%.

KeyBank Line of Credit

On November 5, 2019, the Company and KeyBank entered into a non-binding term sheet (the “Term Sheet”) to amend the Amended and Restated Credit Agreement with KeyBank. Pursuant to the Term Sheet, the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Term Sheet, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the KeyBank Line of Credit shall be reduced to $12.00 million by December 31, 2019, $10.00 million by January 31, 2020, $2.00 million by April 30, 2020 and fully matures on June 30, 2020. The Term Sheet is not a binding commitment from KeyBank and will be superseded by a formal contract amendment, subject to customary closing conditions.

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
Company Overview
As of September 30, 2019, the Trust, through the Operating Partnership, owned and operated sixty-one centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.
Recent Trends and Activities
There have been several significant events in 2019 that have impacted our company. These events are summarized below.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
July 12, 2019	Perimeter Square	$7,200	$(81)	$—
March 18, 2019	Graystone Crossing	6,000	1,452	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840
		$15,950	$1,758	$3,603

Assets Held for Sale

In 2019, the Company’s management and Board of Directors committed to a plan to sell Perimeter Square and St. Matthews. The Company recorded a $400 thousand and $1.55 million impairment charge for the three and nine months ended September 30, 2019, respectively. These impairment charges resulted from reducing the carrying value of St. Matthews during the three months ended September 30, 2019, and Perimeter Square and St. Matthews during the nine months ended September 30, 2019, for the amounts that exceeded the properties' fair value less estimated selling costs.

KeyBank Credit Agreement

On April 25, 2019, the Company entered into the First Amendment. In conjunction with the First Amendment, the Company made a $1.00 million principal payment on the KeyBank Line of Credit and began making monthly principal payments of $250 thousand on May 1, 2019. The First Amendment, among other provisions, waived the Overadvance (as defined in the Amended and Restated Credit Agreement) and replaced the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) with an interest coverage ratio. Additionally, the KeyBank Line of Credit shall be reduced to $27.00 million by July 31, 2019, $7.50 million by September 30, 2019 and the interest rate increases to Libor plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million.

On June 28, 2019, the Company refinanced the Village of Martinsville collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $15.46 million. On August 1, 2019, the Company refinanced the Laburnum Square collateralized portion of the Amended and Restated Credit Agreement resulting in a paydown of $7.55 million. Additionally, the Company has made principal payments of $3.10 million during the nine months ended September 30, 2019.

Subsequent to September 30, 2019, there was a $7.16 million paydown to the KeyBank Line of Credit in addition to a modification extending the maturity to June 30, 2020, as discussed in greater detail in Note 12.

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

Sea Turtle Development

In 2016, the Company loaned $11.00 million for the partial funding of Sea Turtle and loaned $1.00 million for the sale of land to be used in the development. Both promissory notes are subordinated to the construction loans made by BOKF, totaling $20.00 million.

On or about April 9, 2019, BOKF filed a Verified Complaint in state court in Beaufort County, South Carolina for Sea Turtle’s default on payment of the BOKF construction loans, and for the appointment of a receiver, injunctive relief and accounting records. On May 7, 2019, Sea Turtle filed a Chapter 11 Voluntary Petition for Bankruptcy in the United States Bankruptcy Court for the District of South Carolina in Charleston. The bankruptcy petition automatically stayed BOKF’s suit.

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2019, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, the Company recognized $0.00 million and $5.00 million in impairment charges on the notes receivable for the three and nine months ended September 30, 2019, respectively, as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. This brings the total impairment charge on notes receivable to $12.00 million reducing the carrying value to zero as of September 30, 2019.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Preferred Dividends

At September 30, 2019, the Company had accumulated undeclared dividends of $13.50 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.49 million and $10.46 million is attributable to the three and nine months ended September 30, 2019, respectively.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018(2)
Renewals(1):
Leases renewed with rate increase (sq feet)	193,609	101,355	374,580	359,854
Leases renewed with rate decrease (sq feet)	1,040	1,240	31,196	39,720
Leases renewed with no rate change (sq feet)	141,650	136,452	150,233	162,796
Total leases renewed (sq feet)	336,299	239,047	556,009	562,370

Leases renewed with rate increase (count)	39	21	88	71
Leases renewed with rate decrease (count)	1	1	9	6
Leases renewed with no rate change (count)	6	6	11	13
Total leases renewed (count)	46	28	108	90

Option exercised (count)	15	6	28	23

Weighted average on rate increases (per sq foot)	$0.73	$1.10	$0.77	$0.97
Weighted average on rate decreases (per sq foot)	$(2.46)	$(1.36)	$(3.02)	$(1.85)
Weighted average rate on all renewals (per sq foot)	$0.41	$0.46	$0.35	$0.49
Weighted average change over prior rates	5.46%	6.46%	3.92%	6.00%

New Leases(1) (3):
New leases (sq feet)	29,756	31,491	76,974	234,407
New leases (count)	11	11	30	47
Weighted average rate (per sq foot)	$12.10	$11.24	$12.95	$8.75

Gross Leasable Area ("GLA") expiring during the next 3 months, including month-to-month leases	2.86%	1.48%	2.86%	1.48%

(1)	Lease data presented for the three and nine months ended September 30, 2019 and 2018 is based on average rate per square foot over the renewed or new lease term.

(2)	2018 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2019 presentations.

(3)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018
Results of Operations
The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2019	2018	2019	2018	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	61	65	61	65	(4)	(6.15)%	(4)	(6.15)%
Aggregate gross leasable area at period end (1)	5,643,266	5,720,091	5,643,266	5,720,091	(76,825)	(1.34)%	(76,825)	(1.34)%
Ending occupancy rate at period end (1)	89.0%	90.0%	89.0%	90.0%	(1.0)%	(1.11)%	(1.0)%	(1.11)%
FINANCIAL DATA:
Rental revenues	$15,385	$15,756	$46,546	$47,288	$(371)	(2.35)%	$(742)	(1.57)%
Asset management fees	16	48	42	220	(32)	(66.67)%	(178)	(80.91)%
Commissions	18	52	65	102	(34)	(65.38)%	(37)	(36.27)%
Other revenues	146	217	439	1,697	(71)	(32.72)%	(1,258)	(74.13)%
Total Revenue	15,565	16,073	47,092	49,307	(508)	(3.16)%	(2,215)	(4.49)%
EXPENSES:
Property operations	4,967	4,687	14,288	13,804	280	5.97%	484	3.51%
Non-REIT management and leasing services	1	23	25	59	(22)	(95.65)%	(34)	(57.63)%
Depreciation and amortization	5,066	6,045	16,169	20,943	(979)	(16.20)%	(4,774)	(22.80)%
Impairment of notes receivable	—	—	5,000	—	—	—%	5,000	100.00%
Impairment of assets held for sale	400	—	1,547	—	400	100.00%	1,547	100.00%
Corporate general & administrative	1,349	1,703	4,543	6,479	(354)	(20.79)%	(1,936)	(29.88)%
Other operating expenses	—	250	—	250	(250)	(100.00)%	(250)	(100.00)%
Total Operating Expenses	11,783	12,708	41,572	41,535	(925)	(7.28)%	37	0.09%
(Loss) gain on disposal of properties	(81)	1,257	1,427	2,312	(1,338)	(106.44)%	(885)	(38.28)%
Operating Income	3,701	4,622	6,947	10,084	(921)	(19.93)%	(3,137)	(31.11)%
Interest income	1	1	2	3	—	—%	(1)	(33.33)%
Interest expense	(4,654)	(5,183)	(14,394)	(14,940)	529	10.21%	546	3.65%
Net Loss from Continuing Operations Before Income Taxes	(952)	(560)	(7,445)	(4,853)	(392)	(70.00)%	(2,592)	(53.41)%
Income tax expense	(8)	(30)	(23)	(72)	22	73.33%	49	68.06%
Net Loss from Continuing Operations	(960)	(590)	(7,468)	(4,925)	(370)	(62.71)%	(2,543)	(51.63)%
Income from Discontinued Operations	—	—	—	903	—	—%	(903)	(100.00)%
Net Loss	(960)	(590)	(7,468)	(4,022)	(370)	(62.71)%	(3,446)	(85.68)%
Less: Net (loss) income attributable to noncontrolling interests	(1)	12	(100)	(70)	(13)	(108.33)%	(30)	(42.86)%
Net Loss Attributable to Wheeler REIT	$(959)	$(602)	$(7,368)	$(3,952)	$(357)	(59.30)%	$(3,416)	(86.44)%

(1)	Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $15.57 million and $47.09 million for the three and nine months ended September 30, 2019, respectively, compared to $16.07 million and $49.31 million for the three and nine months ended September 30, 2018, respectively, representing a decrease of $508 thousand and $2.22 million, respectively. The decrease of $1.26 million for the nine months ended September 30, 2019 in other revenues is primarily a result of early lease termination fees associated with Berkley Center Shopping Center Farm Fresh and Southeastern Grocers ("SEG") recaptures during 2018. The rent adjustments for certain SEG leases, sold properties and additional vacant anchor spaces attributed to the decrease in rental revenues which was partially offset by a full period of JANAF operations.

Total Operating Expenses

Total operating expenses for the three and nine months ended September 30, 2019 were $11.78 million and $41.57 million, respectively, representing a decrease of $925 thousand and an increase of $37 thousand over the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, the Company recorded impairment charges of $0 million and $5.00 million, respectively, on the Sea Turtle notes receivable and a $400 thousand and $1.55 million impairment charge on assets held for sale, respectively, which did not occur during the three and nine months ended September 30, 2018. After consideration of these 2019 items, total operating expenses decreased for the three and nine months ended September 30, 2019 by $1.33 million and $6.58 million, respectively.

The decrease of $979 thousand and $4.77 million noted in depreciation and amortization is a result of the write-off of lease intangibles from early terminations of leases in 2018 and properties either sold or classified as held for sale.

Corporate general and administrative expenses for the three and nine months ended September 30, 2019 decreased $354 thousand and $1.94 million, respectively, as a result of the following:

•	$99 thousand and $439 thousand decrease, respectively, in compensation and benefits primarily driven by the decrease in employee share based compensation and severance;

•
$194 thousand and $938 thousand decrease, respectively, in professional fees associated with hiring of KeyBanc Advisors in 2018, SOX internal audit compliance and the timing of the annual shareholder meeting;

•
$81 thousand and $321 thousand decrease, respectively, in acquisition and development costs as a result of costs associated with the development of an outparcel at Folly Road which the Company chose to no longer pursue in 2018; and

•
$106 thousand and $268 thousand decrease, respectively, in capital and debt financing costs as a result of costs incurred on refinancing of properties which the Company opted to stop pursuing in 2018. These costs did not reoccur in 2019.

Gain on Disposal of Properties

The gain on disposal of properties decrease of $1.34 million for the three months ended September 30, 2019 is a result of the loss on the Perimeter Square sale, net of the 2018 gain on the Shoppes at Eagle Harbor sale. The decrease of $885 thousand for the nine months ended September 30, 2019 is a result of the demolition of an approximate 10,000 square foot building at the JANAF property in 2019 to make space available for a new approximate 20,000 square foot building constructed by a new grocer tenant and the 2019 sales of Jenks Plaza, Graystone Crossing and Perimeter Square, net of the 2018 sales of the Chipotle ground lease at Conyers Crossing and Shoppes at Eagle Harbor.

Interest Expense

Interest expense for the three and nine months ended September 30, 2019 was $4.65 million and $14.39 million, respectively, representing decreases of $529 thousand and $546 thousand from the three and nine months ended September 30, 2018, respectively. The decreases are primarily attributable to lower loan cost amortization due to 2018 loan modifications, reduction of loans payable by $22.44 million from September 30, 2018, partially offset by a full nine months of interest expense on JANAF.

Same Store and Non-same Store Operating Income

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category represents the JANAF acquisition that occurred in January 2018, the absorption of the JANAF Executive Building in April 2019, offset by the below properties sold:

•	Discontinued operations

◦	Laskin Road land parcel (sold June 19, 2018); and

◦	Harbor Pointe Land Parcel (sold February 7, 2019);

•	Continuing operations

◦	Chipotle Ground Lease at Conyers Crossing (sold January 12, 2018)

◦	Shoppes at Eagle Harbor (sold September 27, 2018);

◦	Monarch Bank Building (sold October 22, 2018);

◦	Jenks Plaza (sold January 11, 2019);

◦	Graystone Crossing (sold March 18, 2019); and

◦	Perimeter Square (sold July 12, 2019).

	Three Months Ended September 30,
	Same Store		Non-same Store		Total
	2019	2018	2019	2018	2019	2018

	(in thousands, unaudited)
Net (Loss) Income	$(956)	$(1,887)	$(4)	$1,297	$(960)	$(590)
Adjustments:
Income tax expense	8	30	—	—	8	30
Interest expense	3,909	4,241	745	942	4,654	5,183
Interest income	(1)	(1)	—	—	(1)	(1)
Loss (gain) on disposal of properties	—	—	81	(1,257)	81	(1,257)
Other operating expenses	—	—	—	250	—	250
Corporate general & administrative	1,324	1,675	25	28	1,349	1,703
Impairment of assets held for sale	400	—	—	—	400	—
Depreciation and amortization	4,031	4,932	1,035	1,113	5,066	6,045
Non-REIT management and leasing services	1	23	—	—	1	23
Asset management and commission revenues	(34)	(100)	—	—	(34)	(100)
Property Net Operating Income	$8,682	$8,913	$1,882	$2,373	$10,564	$11,286

Property revenues	$12,733	$12,712	$2,798	$3,261	$15,531	$15,973
Property expenses	4,051	3,799	916	888	4,967	4,687
Property Net Operating Income	$8,682	$8,913	$1,882	$2,373	$10,564	$11,286

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total
	2019	2018	2019	2018	2019	2018

	(in thousands, unaudited)
Net (Loss) Income	$(8,183)	$(7,203)	$715	$3,181	$(7,468)	$(4,022)
Adjustments:
Income from Discontinued Operations	—	—	—	(903)	—	(903)
Income tax expense	23	72	—	—	23	72
Interest expense	11,915	12,226	2,479	2,714	14,394	14,940
Interest income	(2)	(3)	—	—	(2)	(3)
Gain on disposal of properties	—	—	(1,427)	(2,312)	(1,427)	(2,312)
Other operating expenses	—	—	—	250	—	250
Corporate general & administrative	4,388	6,321	155	158	4,543	6,479
Impairment of assets held for sale	400	—	1,147	—	1,547	—
Impairment of notes receivable	5,000	—	—	—	5,000	—
Depreciation and amortization	13,049	17,235	3,120	3,708	16,169	20,943
Non-REIT management and leasing services	25	59	—	—	25	59
Asset management and commission revenues	(107)	(322)	—	—	(107)	(322)
Property Net Operating Income	$26,508	$28,385	$6,189	$6,796	$32,697	$35,181

Property revenues	$38,142	$39,668	$8,843	$9,317	$46,985	$48,985
Property expenses	11,634	11,283	2,654	2,521	14,288	13,804
Property Net Operating Income	$26,508	$28,385	$6,189	$6,796	$32,697	$35,181

Property Revenues

Total same store property revenues for the three and nine months ended September 30, 2019 increased to $12.73 million and decreased to $38.14 million, respectively, compared to $12.71 million and $39.67 million for the three and nine months ended September 30, 2018, respectively. The $1.53 million decrease for the nine months ended September 30, 2019 is primarily a result of the 2018 early termination fees associated with Farm Fresh at Berkley Center Shopping Center, rent modifications to certain 2018 SEG leases, reduced rent at the three SEG recaptured properties and backfilled locations and incremental vacancies.

Property Expenses

Total same store property expenses for the three and nine months ended September 30, 2019 increased to $4.05 million and $11.63 million, respectively, compared to $3.80 million and $11.28 million for the three and nine months ended September 30, 2018, respectively. Total same store property expenses increased for the three and nine months ended September 30, 2019 primarily due to increased repairs and maintenance expenses related to buildings and parking lots.

Property Net Operating Income

Total property net operating income was $10.56 million and $32.70 million for the three and nine months ended September 30, 2019, respectively, compared to $11.29 million and $35.18 million for the three and nine months ended September 30, 2018, respectively, representing decreases of $722 thousand and $2.48 million, respectively. Same stores accounted for decreases of $231 thousand and $1.88 million, respectively, while non-same stores had decreases of $491 thousand and of $607 thousand, respectively, resulting from loss of NOI associated with sold properties.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2019	2018	2019	2018	2019	2018	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(956)	$(1,887)	$(4)	$1,297	$(960)	$(590)	$(370)	(62.71)%
Depreciation and amortization of real estate assets	4,031	4,932	1,035	1,113	5,066	6,045	(979)	(16.20)%
Loss (gain) on disposal of properties	—	—	81	(1,257)	81	(1,257)	1,338	106.44%
Impairment of assets held for sale	400	—	—	—	400	—	400	100.00%
FFO	$3,475	$3,045	$1,112	$1,153	$4,587	$4,198	$389	9.27%

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2019	2018	2019	2018	2019	2018	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(8,183)	$(7,203)	$715	$3,181	$(7,468)	$(4,022)	$(3,446)	(85.68)%
Depreciation and amortization of real estate assets	13,049	17,235	3,120	3,708	16,169	20,943	(4,774)	(22.80)%
Gain on disposal of properties	—	—	(1,427)	(2,312)	(1,427)	(2,312)	885	38.28%
Gain on disposal of properties-discontinued operations	—	—	—	(903)	—	(903)	903	100.00%
Impairment of assets held for sale	400	—	1,147	—	1,547	—	1,547	100.00%
FFO	$5,266	$10,032	$3,555	$3,674	$8,821	$13,706	$(4,885)	(35.64)%

Total FFO increased $389 thousand and decreased $4.89 million for the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The decrease is primarily due to impairment of the notes receivable as detailed in Note 4.
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
Total AFFO for the three and nine month periods ended September 30, 2019 and 2018 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(in thousands, unaudited)
FFO	$4,587	$4,198	$8,821	$13,706
Preferred Stock dividends - declared	—	(3,208)	—	(9,621)
Preferred Stock dividends - undeclared	(3,657)	—	(10,972)	—
Preferred stock accretion adjustments	169	169	510	509
FFO available to common shareholders and common unitholders	1,099	1,159	(1,641)	4,594
Impairment of notes receivable	—	—	5,000	—
Acquisition and development costs	1	82	25	346
Capital related costs	4	110	140	408
Other non-recurring and non-cash expenses	35	—	61	103
Share-based compensation	72	241	244	727
Straight-line rental revenue, net straight-line expense	(86)	(348)	(1)	(937)
Loan cost amortization	409	625	1,336	1,682
(Below) above market lease amortization	(165)	(313)	(585)	(421)
Recurring capital expenditures and tenant improvement reserves	(276)	(284)	(846)	(858)
AFFO	$1,093	$1,272	$3,733	$5,644
Impairment on notes receivable during the nine months ended September 30, 2019 is due to the impairment of the notes receivable related to Sea Turtle and is not indicative of our core portfolio of properties and future operations.

Acquisition and development costs at September 30, 2018 are related to the write-off of costs associated with the construction contract for the development of an outparcel at Folly Road and Light Bridge joint venture.

Other nonrecurring and non-cash expenses are severance costs and one time fees we believe will not be incurred on a go forward basis.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

AFFO for the three and nine months ended September 30, 2019 was $1.09 million and $3.73 million, respectively, compared to $1.27 million and $5.64 million for the three and nine months ended September 30, 2018, respectively, representing decreases of $179 thousand and $1.91 million. The decreases were driven by increases in Preferred Dividends of $449 thousand and $1.35 million, respectively, related to the increased dividend rate on the Preferred Series D in 2019 and decreases of $722 thousand and $2.48 million, respectively, in property NOI; partially offset by decreases of $313 thousand and of $200 thousand, respectively, in interest expense, net of loan amortization and decreases in corporate general and administrative expenses.

Liquidity and Capital Resources
At September 30, 2019, our consolidated cash, cash equivalents and restricted cash totaled $22.53 million compared to consolidated cash, cash equivalents and restricted cash of $18.00 million at December 31, 2018. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2019	2018	$	%

		(in thousands, unaudited)
Operating activities	$12,616	$18,540	$(5,924)	(31.95)%
Investing activities	$2,174	$(21,021)	$23,195	110.34%
Financing activities	$(10,262)	$10,541	$(20,803)	(197.35)%

Operating Activities
During the nine months ended September 30, 2019, our cash flows from operating activities were $12.62 million, compared to cash flows from operating activities of $18.54 million during the nine months ended September 30, 2018, representing a decrease of $5.92 million. This decrease is primarily a result of decreases in property NOI of $2.48 million and reduction of accounts payable, accrued expenses and other liabilities of $4.20 million in addition to timing of receivables and deferred costs.

Investing Activities

During the nine months ended September 30, 2019, our cash flows provided by investing activities were $2.17 million, compared to cash flows used in investing activities of $21.02 million during the nine months ended September 30, 2018, representing an increase in cash provided of $23.20 million due to the following:

•	$23.13 million in cash outflows used for the acquisition of JANAF in 2018;

•
$2.44 million decrease in cash outflows used for capital expenditures primarily a result of the redevelopment of Columbia Fire House as well as Perimeter Square and Shoppes at Myrtle Park tenant improvements in 2018; and offset by

•
$2.38 million decrease in cash received as a result of the 2019 sales of Jenks Plaza, Graystone, Perimeter and Harbor Pointe land parcel, compared to the 2018 sales of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor and the Laskin Road Land Parcel.

Financing Activities

During the nine months ended September 30, 2019, our cash flows used in financing activities were $10.26 million, compared to $10.54 million of cash flows provided by financing activities during the nine months ended September 30, 2018, representing a decrease of $20.80 million due to the following:

•	$21.16 million decrease in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$4.32 million decrease in loan proceeds due to the 2019 Village of Martinsville and Laburnum Square refinances offset by the 2018 JANAF Bravo Loan, Columbia Fire House Construction Loan advances, refinance of LaGrange and refinancing of six properties off the KeyBank Line of Credit;

•
$7.61 million increase in loan principal payments primarily a result of the payoff of the Revere Term Loan and Senior Convertible Notes, in addition to the Village of Martinsville and Laburnum Square refinances and pay-down of the KeyBank Line of Credit; and offset by

•	$11.55 million decrease in cash outflows for dividends and distributions primarily as a result of suspending the Preferred Stock dividends in 2019.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of September 30, 2019 and December 31, 2018, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
	(unaudited)
Fixed-rate notes	$298,719	$286,684
Adjustable-rate mortgages	24,375	26,503
Fixed-rate notes, assets held for sale	—	4,323
Floating-rate line of credit (1)	25,991	52,102
Total debt	$349,085	$369,612
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.65% and 5.06 years, respectively, at September 30, 2019. We have $48.90 million of debt maturing, including scheduled principal repayments, during the three months ending December 31, 2019. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity or receive short term extensions, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2019 are $68.85 million in debt maturities and principal payments due in the twelve months ended September 30, 2020 and covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 6. Included in the $68.85 million is $25.99 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by eight properties within our portfolio. Subsequent to September 30, 2019, the Company made a $7.16 million principal paydown and entered into a non-binding Term Sheet with KeyBank which among other provisions increases the monthly principal payments to $350 thousand in addition to lowering the amount borrowed on the KeyBank Line of Credit by certain dates through June 30, 2020, see Note 12 included in this Form 10-Q. The Company plans to meet the remaining deadlines described in the Term Sheet through monthly principal payments, refinances and dispositions. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, the Company had $5.23 million in cash and cash equivalents, $17.29 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at September 30, 2019 and intends to use cash generated from operations during the year ending September 30, 2020. In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs, approximately $3.49 million a quarter.
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

Off-Balance Sheet Arrangements

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2,415,000, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of Jon Wheeler, entered into the Harbor Pointe Agreement. In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.26 million, the principal amount of the bonds, as of September 30, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2019, the Company funded approximately $0 thousand and $44 thousand, respectively, in debt service shortfalls. During the three and nine months ended September 30, 2018, the Company funded approximately $0 thousand and $5 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of September 30, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of September 30, 2019, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements
See Note 2 to the condensed consolidated financial statements beginning on page 9 of this Current Report on Form 10-Q, this note provides a description of the accounting standard adopted for leases, ASU 2016-02, "Leases (Topic 842)".

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2018 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2019, with the exception of those polices surrounding our lessee and lessor activities. These policy changes were made as part of adopting ASU 2016-02, "Leases (Topic 842)." The most significant impact of adoption was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases which the Company is the lessee as of January 1, 2019. The policy changes had no impact on our cash flows and an immaterial impact on the condensed consolidated statement of operations. For additional disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.
Available Information

The Company’s internet website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2019 (the end of the period covered by this Form 10-Q).
Changes in Internal Control Over Financial Reporting
None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Stilwell Activist Investments LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by one of the largest investors in the Company seeking the production of documents and information beyond what the Company provides in its public filings and what it has already provided to Stilwell after a written request. The Company filed a motion to dismiss Stilwell's suit for failure to state a claim. At a hearing on that motion on October 31, 2019, the Court denied motion to dismiss, so the case will proceed, for now. Stilwell does not seek any monetary damages in this action.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back shares of its Series D Preferred. The Company is defending this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. Plaintiffs are not seeking any specific damage amount; rather, their prayer for relief asks the Court to order that the Company must redeem the Series D Preferred in accordance with the terms of the original Articles Supplementary, not commit any further alleged violations of the Articles Supplementary, and award them their costs, expenses and attorneys' fees. In the event a redemption is required, the redemption provisions of the Articles Supplementary permit the Company to redeem those Series D Preferred that it chooses to redeem (not necessarily JCP's Preferred Shares). Accordingly, it is difficult to assess the Company's anticipated exposure in this case at this time. The case is presently in discovery and is scheduled for trial on March 2, 2020. However, the parties conducted a settlement conference in July, 2019, and have continued their efforts to resolve the case short of trial.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that he was improperly terminated and is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Jon Wheeler was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contracting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company has filed a Counterclaim against Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Wheeler should have borne. Trial of this action is scheduled for December 17, 2019. At this juncture, the outcome of the matter cannot be predicted.

BOKF, NA v. WD-1 Associates, LLC, et al, Court of Common Pleas for Beaufort County, South Carolina. This is a lawsuit filed by BOKF ("Bank of Arkansas") the lead lender for Sea Turtle project in Hilton Head, South Carolina against WD-1 Associates, LLC and Jon Wheeler for default on BOKF's two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the project that WD-1 was allegedly (mis)handling. The lawsuit pending in Beaufort County is presently stayed as to WD-1, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the lawsuit pending in Beaufort County, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company's subsidiary, Wheeler Real Estate, LLC is named in the lawsuit pending in Beaufort County solely in its position as the former property manager for WD-1 Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort County action. The Company's subsidiaries are creditors in the Chapter 11 Bankruptcy. WD-1 is seeking a sale of the project real estate through the bankruptcy proceedings. At this juncture, the outcome of the matter cannot be predicted.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting current Chief Executive Officer and President, David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. Mr. Kelly and the Company are defending the lawsuit. Trial is set for June 10, 2020. At this juncture, the outcome of the matter cannot be predicted.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant. (1)

3.2	Articles of Supplementary of the Registrant dated September 16, 2016. (11)

3.3	Articles of Supplementary of the Registrant dated December 1, 2016. (13)

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (14)

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (14)

3.6	Amended and Restated Bylaws of Registrant (2)

3.7	Certificate of Correction of Articles Supplementary (18)

4.1	Form of Certificate of Common Stock of Registrant (14)

4.2	Form of Certificate of Series B Preferred Stock of Registrant (3)

4.3	Form of Certificate of Series D Preferred Stock of the Registrant. (11)

10.1	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (4)

10.2	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units. (5)

10.3	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units. (12)

10.4	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units. (11)

10.5	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units. (13)

10.6	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (24)

10.7	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (6)

10.8	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (10)

10.9	Employment Agreement with David Kelly (17)

10.10	Employment Agreement with Matthew Reddy (17)

10.11	Employment Agreement with M. Andrew Franklin (17)

10.12	Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc. (7)

10.13	Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (8)

10.14
Amendment to Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor. (25)

10.15	Board Observer Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and MFP Investors, LLC. (8)

10.16	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler. (8)

10.17	Tax Protection Agreement dated February 8, 2017 (9)

10.18	Amended and Restated Credit Agreement dated December 21, 2017. (15)

10.19	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018. (19)

10.20	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018. (20)

10.21	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018. (21)

10.22	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated February 28, 2019. (22)

10.23	First Amendment to the KeyBank Amended and Restated Credit Agreement dated April 25, 2019. (23)

10.24	JANAF Loan Agreement dated June 5, 2013. (16)

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

31.2
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (26)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (26)

101.INS XBRL	Instance Document (26)

101.SCH	XBRL Taxonomy Extension Schema Document (26)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (26)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (26)

101.LAB	XBRL Taxonomy Extension Labels Linkbase (26)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (26)

(1)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on August 8, 2016 and hereby incorporated by reference.

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

(5)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 15, 2015 and hereby incorporated by reference.

(6)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 8, 2015 and hereby incorporated by reference.

(7)	Filed as an exhibit to the Registrant's report on Form 8-K, filed on October 30, 2014 and hereby incorporated by reference.

(8)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on March 19, 2015 and hereby incorporated by reference.

(9)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 10, 2017 and hereby incorporated by reference.

(10)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on June 16, 2016 and hereby incorporated by reference.

(11)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 20, 2016 and hereby incorporated by reference.

(12)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on July 15, 2016 and hereby incorporated by reference.

(13)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 5, 2016 and hereby incorporated by reference.

(14)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on April 3, 2017 and hereby incorporated by reference.

(15)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on December 22, 2017 and hereby incorporated by reference.

(16)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on January 23, 2018 and hereby incorporated by reference.

(17)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on February 20, 2018 and hereby incorporated by reference.

(18)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on May 4, 2018 and hereby incorporated by reference.

(19)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 7, 2018 and hereby incorporated by reference.

(20)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on August 8, 2018 and hereby incorporated by reference.

(21)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on October 19, 2018 and hereby incorporated by reference.

(22)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on March 14, 2019 and hereby incorporated by reference.

(23)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on May 1, 2019 and hereby incorporated by reference.

(24)	Filed as an exhibit to the Registrant's Report on Form 8-K, filed on September 5, 2019 and hereby incorporated by reference.

(25)	Filed as an exhibit to the Registrant's Report on Form 8-K/A, filed on September 17, 2019 and hereby incorporated by reference.

(26)	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ MATTHEW T. REDDY
MATTHEW T. REDDY
Chief Financial Officer

Date:	November 7, 2019