Form 10-K
period 2019-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2020-02-26
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐
As of June 30, 2019, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $12,218,760.
As of February 24, 2020, there were 9,694,284 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the Wheeler Real Estate Investment Trust, Inc.'s Proxy Statement in connection with its 2020 Annual Meeting of Stockholders are incorporated by reference in Part III.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•	our business and investment strategy;

•	our projected operating results;

•	actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally and in specific geographic areas;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements;

•	financing and advance rates for our target assets;

•	our expected leverage;

•	availability of investment opportunities in real estate-related investments;

•	changes in the values of our assets;

•	our ability to make distributions to our stockholders in the future;

•	our expected investments and investment decisions;

•	our ability to renew leases at amounts and terms comparable to existing lease arrangements;

•	our ability to proceed with potential development opportunities for us and third-parties;

•	our ability to maintain our qualification as a real estate investment trust (“REIT”);

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters, including changes to laws governing REITs;

•	availability of qualified personnel and management team;

•
the ability of our operating partnership, Wheeler REIT, L.P. (the "Operating Partnership") and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;

•	our ability to amend our charter to increase or decrease the aggregate number of authorized shares of stock and to change the terms of our preferred stock, without par value ("Preferred Stock");

•	our competition;

•	market trends in our industry, interest rates, real estate values or the general economy;

•	uncertainties related to the national economy, the real estate industry in general and in our specific markets;

•	adverse economic or real estate developments in Virginia, Florida, Georgia, Alabama, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia, New Jersey and Pennsylvania;

•	increases in interest rates and operating costs;

•	litigation risks;

•	lease-up risks;

•	inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and

•	the need to fund tenant improvements or other capital expenditures out of operating cash flow.

Forward-looking statements should be read in light of these factors.

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT” or “Company”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. Substantially, all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. The Company is a fully-integrated, self-managed commercial real estate investment company that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers.

Our corporate office is located at 2529 Virginia Beach Boulevard, Virginia Beach, Virginia 23452. Our telephone number is (757) 627-9088. Our registrar and stock transfer agent is Computershare Trust Company, N.A. and may be contacted at 250 Royall Street, Canton, MA 02021 or their website, www.computershare.com.

Portfolio

Our portfolio contains retail properties in secondary and tertiary markets, with a particular emphasis on grocery-anchored retail centers. Our properties are in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional retailers that offer consumer goods and generate regular consumer traffic. We believe our tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2019, we own a portfolio consisting of sixty-eight properties, including sixty-one retail shopping centers, totaling 5,618,877 total leasable square feet which is 89.8% leased (our "operating portfolio"), one office property and six undeveloped land parcels totaling approximately 63 acres. The properties are geographically located in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 36% and 60%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2019.

No tenant represents greater than 6% of the Company’s annualized base rent or 7% of gross leasable square footage.  The top 10 tenants account for 25.34% or $12.30 million of annualized base rent and 29.81% or 1.68 million of gross leasable square footage at December 31, 2019.

Management Team and People

We have 47 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in all aspects of the commercial real estate industry, specifically in our target/existing markets.

David Kelly, age 55, has served as Chief Executive Officer (the "CEO") since January 2018 and first joined the Company in 2013. Mr. Kelly served as the Chief Investment Officer (the "CIO") for the Company before serving at the CEO. He has over twenty-eight years of experience in the real estate industry. Prior to joining us, he served for thirteen years as the Director of Real Estate for Supervalu, Inc., a Fortune 100 supermarket retailer. While at Supervalu, he focused on site selection and acquisitions from New England to the Carolinas, completing transactions totaling over $500 million.

Andrew Franklin, age 39, is our Chief Operating Officer and has over nineteen years of commercial real estate experience and joined the Company in 2014. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners, LLC where he ran the day to day operations, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Matthew Reddy, age 37, served as Chief Financial Officer, (the "CFO") until his resignation in February 2020 at which time he was replaced with Crystal Plum. Mr. Reddy, a certified public accountant, joined the Company in 2015 as Chief Accounting Officer and was appointed CFO in 2018. Prior to joining the Company, Mr. Reddy was the Assistant Vice President of Online Products at Liberty Tax Service. While employed at Liberty, Mr. Reddy was also employed as Director of Finance from 2011 to 2014, and Manager of Financial Reporting from 2008 to 2011. Prior to joining Liberty, Mr. Reddy worked at KPMG LLP as a Senior Auditor.

Crystal Plum, age 38, was appointed as CFO in February 2020. Prior to her appointment as CFO, Ms. Plum most recently served as the Vice President of Financial Reporting and Corporate Accounting for the Company from March 2018 to the present and as Director of Financial Reporting for the Company from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience.  Ms. Plum is a certified public accountant and has a Bachelor of Science degree in Accounting and Finance from Old Dominion University.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk-adjusted returns to our shareholders. We intend to achieve this objective utilizing the following investment strategies:

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

•
Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have relatively low levels of new construction. The markets have strong demographics such as population density, population growth, tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply.

•
Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has strong expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. In many cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

•
Selectively utilize our capital to improve retail properties. We intend to make capital investments where the return on such capital is accretive to our shareholders. We allocate capital to value-added improvements of retail properties to increase rents, extend long-term leases with anchor tenants and increase occupancy. We selectively allocate capital to revenue enhancing projects that we believe will improve the market position of a given property.

•
Recycling and sensible management of capital structure. We intend to sell non-income producing land parcels utilizing sales proceeds to deleverage the balance sheet. In addition, we intend to monetize assets to redeploy the capital to further deleverage and strengthen the balance sheet. In 2019, we sold 4 properties for a total of $3.60 million net proceeds which were used to reduce outstanding indebtedness. Additional properties have been slated for disposition based upon management’s periodic review of our portfolio, and the determination by our Board of Directors.

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

Company Website Access and SEC Filings

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

Annual Meeting of Stockholders

Our 2020 Annual Meeting of Stockholders will be held in Virginia Beach on May 28, 2020.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.
Our Portfolio

At December 31, 2019, we owned sixty-eight properties, including sixty-one income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 5,618,877 gross leasable square feet of retail space, which we refer to as our operating portfolio. The following table presents an overview of our properties, based on information as of December 31, 2019.
Portfolio

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Alex City Marketplace	Alexander City, AL	17	147,791	96.8%	96.8%	142,991	$1,140	$7.98
Amscot Building (3)	Tampa, FL	1	2,500	100.0%	100.0%	2,500	116	46.34
Beaver Ruin Village	Lilburn, GA	28	74,038	93.7%	89.2%	66,036	1,137	17.22
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	452	12.95
Berkley (4)	Norfolk, VA	—	—	—%	—%	—	—	—
Berkley Shopping Center	Norfolk, VA	10	47,945	42.0%	42.0%	20,140	253	12.54
Brook Run Shopping Center	Richmond, VA	19	147,738	92.1%	92.1%	136,102	1,404	10.32
Brook Run Properties (4)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	10	54,397	100.0%	100.0%	54,397	601	11.05
Butler Square	Mauldin, SC	14	82,400	87.6%	87.6%	72,196	769	10.66
Cardinal Plaza	Henderson, NC	9	50,000	100.0%	100.0%	50,000	479	9.58
Chesapeake Square	Onley, VA	12	108,982	96.5%	96.5%	105,182	793	7.54
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	366	8.03
Columbia Fire Station	Columbia, SC	3	21,273	77.3%	77.3%	16,450	450	27.35
Courtland Commons (4)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	12	170,475	97.1%	97.1%	165,475	875	5.29
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	920	8.59
Cypress Shopping Center	Boiling Springs, SC	17	80,435	41.2%	41.2%	33,175	448	13.51
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	156	6.00
Devine Street	Columbia, SC	2	38,464	100.0%	100.0%	38,464	319	8.28
Edenton Commons (4)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	728	15.23
Forrest Gallery	Tullahoma, TN	27	214,451	95.5%	95.5%	204,804	1,415	6.91
Fort Howard Shopping Center	Rincon, GA	19	113,652	95.1%	95.1%	108,120	923	8.53
Freeway Junction	Stockbridge, GA	18	156,834	99.1%	99.1%	155,343	1,262	8.12
Franklin Village	Kittanning, PA	27	151,821	97.4%	97.4%	147,821	1,255	8.49
Franklinton Square	Franklinton, NC	14	65,366	95.3%	95.3%	62,300	587	9.42
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park	Orangeburg, SC	13	93,265	98.4%	98.4%	91,741	718	7.83
Harbor Point (4)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	414	7.58
JANAF (6)	Norfolk, VA	126	825,006	83.8%	83.3%	687,579	8,176	11.89
Laburnum Square	Richmond, VA	20	109,405	97.5%	97.5%	106,705	971	9.10
Ladson Crossing	Ladson, SC	15	52,607	100.0%	100.0%	52,607	497	9.45
LaGrange Marketplace	LaGrange, GA	11	76,594	88.3%	88.3%	67,594	377	5.57
Lake Greenwood Crossing	Greenwood, SC	6	47,546	87.5%	87.5%	41,618	331	7.95
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	39,218	258	6.57
Litchfield Market Village	Pawleys Island, SC	18	86,740	87.9%	87.9%	76,263	931	12.20
Lumber River Village	Lumberton, NC	11	66,781	98.2%	98.2%	65,581	451	6.88
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	323	12.07

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Nashville Commons	Nashville, NC	11	56,100	97.3%	97.3%	54,600	$589	$10.80
New Market Crossing	Mt. Airy, NC	13	117,076	96.0%	96.0%	112,368	998	8.88
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	42,785	349	8.16
Pierpont Centre	Morgantown, WV	17	111,162	97.2%	97.2%	108,001	1,208	11.19
Port Crossing	Harrisonburg, VA	8	65,365	96.1%	96.1%	62,800	821	13.07
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	98.5%	98.5%	89,788	694	7.73
Riversedge North (5)	Virginia Beach, VA	—	—	—%	—%	—	—	—
Rivergate Shopping Center	Macon, GA	31	201,680	97.0%	97.0%	195,719	2,836	14.49
Sangaree Plaza	Summerville, SC	9	66,948	100.0%	100.0%	66,948	655	9.79
Shoppes at Myrtle Park	Bluffton, SC	12	56,601	99.3%	76.3%	43,204	547	12.66
Shoppes at TJ Maxx	Richmond, VA	14	93,624	94.5%	94.5%	88,483	1,084	12.26
South Lake	Lexington, SC	5	44,318	14.2%	14.2%	6,300	91	14.49
South Park	Mullins, SC	3	60,734	83.2%	83.2%	50,509	351	6.95
South Square	Lancaster, SC	5	44,350	74.2%	74.2%	32,900	275	8.37
St. George Plaza	St. George, SC	5	59,279	78.8%	78.8%	46,718	316	6.76
St. Matthews	St. Matthews, SC	5	29,015	87.2%	87.2%	25,314	187	7.38
Sunshine Plaza	Lehigh Acres, FL	22	111,189	98.2%	98.2%	109,186	1,014	9.29
Surrey Plaza	Hawkinsville, GA	2	42,680	78.5%	78.5%	33,500	211	6.30
Tampa Festival	Tampa, FL	16	137,987	63.8%	63.8%	87,966	664	7.54
Tri-County Plaza	Royston, GA	5	67,577	87.4%	87.4%	59,077	382	6.47
Tulls Creek (4)	Moyock, NC	—	—	—%	—%	—	—	—
Twin City Commons	Batesburg Leesville, SC	5	47,680	100.0%	100.0%	47,680	435	9.12
Village of Martinsville	Martinsville, VA	18	297,950	96.1%	96.1%	286,431	2,285	7.98
Walnut Hill Plaza	Petersburg, VA	6	87,239	38.1%	38.1%	33,225	270	8.14
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	488	9.81
Westland Square	West Columbia, SC	8	62,735	74.4%	74.4%	46,690	427	9.14
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	633	15.47
Total Portfolio		783	5,618,877	89.8%	89.4%	5,023,505	$48,512	$9.66

(1)	Reflects leases executed through January 6, 2020 that commence subsequent to the end of the current period.

(2)	Annualized based rent per occupied square foot, assumes base rent as of the end of the current reporting period, excludes the impact of tenant concessions and rent abatements.

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

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2019.

Tenants		Number of Stores	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Base Rent Per Occupied Square Foot
1.	BI-LO (1)	10	$2,717	5.60%	380,675	6.77%	$7.14
2.	Food Lion	10	2,692	5.55%	325,576	5.79%	8.27
3.	Piggly Wiggly	7	1,474	3.04%	191,363	3.41%	7.70
4.	Kroger (2)	4	1,340	2.76%	186,064	3.31%	7.20
5.	Winn Dixie (1)	3	863	1.78%	133,575	2.38%	6.46
6.	Planet Fitness	5	783	1.61%	86,927	1.55%	9.01
7.	Hobby Lobby	2	675	1.39%	114,298	2.03%	5.91
8.	BJ's Wholesale Club	1	594	1.22%	147,400	2.62%	4.03
9.	TJ Maxx	2	584	1.20%	69,783	1.24%	8.37
10.	Harris Teeter (2)	1	577	1.19%	39,946	0.71%	14.44
		45	$12,299	25.34%	1,675,607	29.81%	$7.34
(1) These tenants are both owned by Southeastern Grocers.
(2) These tenants are both owned by The Kroger Company.

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2019.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	595,372	10.60%	—%	$—	—%	$—
Month-to-Month	29	54,451	0.97%	1.08%	679	1.40%	12.47
2020	137	681,654	12.13%	13.57%	6,849	14.12%	10.05
2021	141	662,189	11.79%	13.18%	6,641	13.69%	10.03
2022	150	572,342	10.19%	11.39%	6,532	13.46%	11.41
2023	101	752,495	13.39%	14.98%	6,466	13.33%	8.59
2024	89	606,367	10.79%	12.07%	5,687	11.72%	9.38
2025	46	560,245	9.97%	11.15%	4,965	10.23%	8.86
2026	27	350,991	6.25%	6.99%	3,293	6.79%	9.38
2027	14	98,532	1.75%	1.96%	1,174	2.42%	11.91
2028	16	329,155	5.86%	6.55%	2,475	5.10%	7.52
2029 and thereafter	33	355,084	6.31%	7.08%	3,751	7.74%	10.56
Total	783	5,618,877	100.00%	100.00%	$48,512	100.00%	$9.66

Property Management and Leasing Strategy

We self-administer our property management and substantially all of our leasing activities and operating and administrative functions (including leasing, legal, acquisitions, development, data processing, finance and accounting). On-site functions such as maintenance, landscaping, sweeping, plumbing and electrical are subcontracted out at each location and, to the extent permitted by their respective leases, the cost of these functions is passed on to the tenants.
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
Our leasing representatives are experienced in the markets in which we operate by becoming familiar with current tenants as well as potential local, regional and national tenants that would complement our current tenant base. We study demographics, customer sales and merchandising mix to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

Item 3.    Legal Proceedings.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back a portion of its Series D Preferred. The Company is defending this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. Plaintiffs are not seeking any specific damage amount; rather, their prayer for relief asks the Court to order that the Company must redeem the Series D Preferred in accordance with the terms of the original Articles Supplementary, not commit any further alleged violations of the Articles Supplementary, and award them their costs, expenses and attorneys' fees. In the event a redemption is required, the redemption provisions of the Articles Supplementary permit the Company to redeem those Series D Preferred that it chooses to redeem (not necessarily JCP's Preferred Shares). Accordingly, it is difficult to assess the Company's anticipated exposure in this case at this time. After discovery was completed, JCP filed a motion for summary judgment, which the Court denied on January 29, 2020. In February 2020, the parties reached a settlement which provides JCP will dismiss the lawsuit without prejudice.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that he was improperly terminated and is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Jon Wheeler was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contracting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company has filed a Counterclaim against Jon Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Jon Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. The Court is expected to make its rulings by mid-March, 2020. At this juncture, the outcome of the matter cannot be predicted.

BOKF, NA v. WD-1 Associates, LLC, et al, Court of Common Pleas for Beaufort County, South Carolina. This is a lawsuit filed by BOKF ("Bank of Arkansas") the lead lender for Sea Turtle project in Hilton Head, South Carolina against WD-1 Associates, LLC and Jon Wheeler for default on BOKF's two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the project that WD-1 was allegedly mishandling. The lawsuit pending in Beaufort County is presently stayed as to WD-1, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the lawsuit pending in Beaufort County, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company's subsidiary, Wheeler Real Estate, LLC is named in the lawsuit pending in Beaufort County solely in its position as the former property manager for WD-1 Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort County action. The Company's subsidiaries are creditors in the Chapter 11 Bankruptcy. WD-1 is seeking a sale of the project real estate through the bankruptcy proceedings. BOKF’s credit bid purchase of Sea Turtle was approved by the Bankruptcy Court for $18.75 million in February, 2020. At this juncture, the proceeds, if any, awarded to the Company are expected to be immaterial.

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

Approximate Number of Holders of Our Common Stock

As of February 24, 2020 there were 171 holders of record of our common stock. This number excludes our Common Stock owned by shareholders holding under nominee security position listings.

Dividend Policy

In March 2018, the Board of Directors suspended the payment of dividends on our Common Stock. The Board of Directors also suspended the quarterly dividends on shares of our Series A Preferred, Series B Preferred and Series D Preferred, beginning with the three months ended December 31, 2018. Dividends were suspended to retain cash flow to pay operating expenses and reduce debt.  Additionally, as the Company has failed to pay cash dividends on the outstanding Series D Preferred, the annual dividend rate on the Series D Preferred has increased to 10.75%; commencing on the first day after the first missed quarterly payment, January 1, 2019 and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred in full.  See Note 9, Equity and Mezzanine Equity, to our audited consolidated financial statements included in this Form 10-K.  As a result of the dividend suspension on the Series A Preferred, Series B Preferred and Series D Preferred, no dividends may be declared or paid on the Common Stock until all accumulated accrued and unpaid dividends on the Preferred Stocks have been declared and paid in full.  At this time, we can provide no certainty as to when or if dividends will be reinstated. However, we intend to make all required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Dividend Payments

We have made dividend payments to holders of our Common Stock and holders of common units in our Operating Partnership as follows in 2019 and 2018:

Dividend Period	Record Date	Payment Date	Payment Amount per Share or Unit
October 1, 2017 - December 31, 2017	12/28/2017	1/15/2018	$0.3400

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

Company Overview

We are a Maryland corporation focused on owning, leasing and operating income producing strip centers, neighborhood centers, grocery-anchored centers, community centers and free-standing retail properties. Our strategy has been to opportunistically acquire quality retail properties in secondary and tertiary markets that generate attractive risk-adjusted returns. We have targeted competitively protected properties located within developed areas, commonly referred to as in-fill, that possess minimal competition risk and are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Northeast, Mid-Atlantic and Southeast.

Our portfolio is comprised of sixty-one retail shopping centers, our office building and six undeveloped land parcels. Thirteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-four are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 5,619,000 square feet and a leased level of approximately 89.8% at December 31, 2019.

Recent Trends and Activities

There have been several significant events in 2019 that have impacted our company. These events are summarized below.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
			(in thousands)
July 12, 2019	Perimeter Square, Tulsa, OK	$7,200	$(95)	$—
March 18, 2019	Graystone Crossing, Tega Cay, SC	6,000	1,433	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres), Grove, OK	550	—	19
January 11, 2019	Jenks Plaza, Jenks, OK	2,200	387	1,840
		$15,950	$1,725	$3,603

Assets Held for Sale

In 2019, the Company’s management and Board of Directors committed to a plan to sell Perimeter Square, Tulsa, OK and St. Matthews, St. Matthews, SC. The Company recorded a $1.60 million impairment charge for the year ended December 31, 2019. These impairment charges resulted from reducing the carrying value of Perimeter Square and St. Matthews during the year ended December 31, 2019, for the amounts that exceeded the properties' fair value less estimated selling costs.

The valuation assumptions for Perimeter and St. Matthews are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices.

KeyBank Credit Agreement

On April 25, 2019, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the "First Amendment to the Amended and Restated Credit Agreement"). In conjunction with the First Amendment to the Amended and Restated Credit Agreement, the Company made a $1.00 million principal payment on the KeyBank Line of Credit and began making monthly principal payments of $250 thousand on May 1, 2019.

Effective December 21, 2019, the Company and KeyBank entered into a Second Amendment to the Amended and Restated Credit Agreement (the "Second Amendment to the Amended and Restated Credit Agreement"). Pursuant to the Second Amendment to the Amended and Restated Credit Agreement, the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment to the Amended and Restated Credit Agreement, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the KeyBank Line of Credit shall be reduced to $10.00 million by January 31, 2020, $2.00 million by April 30, 2020 and fully matures on June 30, 2020. Additionally, the Company has made principal payments of $4.10 million during the year ended December 31, 2019.

The following collateralized portions of the Amended and Restated Credit Agreement had principal paydowns associated with each property’s refinancing as noted below:

•	$15.46 million paydown from Village of Martinsville refinancing proceeds on June 28, 2019;

•	$7.55 million paydown from Laburnum Square refinancing proceeds on August 1, 2019; and

•	$7.16 million paydown from Litchfield Market Village refinancing proceeds on November 1, 2019.

As of December 31, 2019, the Amended and Restated Credit Agreement is collateralized by 7 properties, accruing interest at 5.29% with a balance of $17.88 million.

Revere Term Loan

The Revere Term Loan has been paid in full using proceeds from the following:

•	$323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;

•	$30 thousand with proceeds from the sale of Harbor Pointe on February 7, 2019;

•	$300 thousand in monthly scheduled principal payments; and,

•	$406 thousand, the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

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

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2020, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, the Company recognized $5.00 million in impairment charges on the notes receivable for the year ended December 31, 2019 as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. The total impairment charge on notes receivable is $12.00 million and the carrying value is zero as of December 31, 2019.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Subsequent to December 31, 2019, the Bankruptcy Court approved BOKF’s credit bid purchase of Sea Turtle in February, 2020, for $18.75 million.

Preferred Dividends

At December 31, 2019, the Company had accumulated undeclared dividends of $16.99 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $13.95 million is attributable to the year ended December 31, 2019.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Years Ended December 31,
	2019	2018 (2)
Renewals(1):
Leases renewed with rate increase (sq feet)	685,124	474,267
Leases renewed with rate decrease (sq feet)	52,282	43,935
Leases renewed with no rate change (sq feet)	298,611	175,768
Total leases renewed (sq feet)	1,036,017	693,970

Leases renewed with rate increase (count)	116	93
Leases renewed with rate decrease (count)	12	8
Leases renewed with no rate change (count)	21	18
Total leases renewed (count)	149	119

Option exercised (count)	38	31

Weighted average on rate increases (per sq foot)	$0.68	$0.93
Weighted average on rate decreases (per sq foot)	$(2.25)	$(2.22)
Weighted average rate (per sq foot)	$0.34	$0.50
Weighted average change over prior rates	4.17%	5.72%

New Leases(1) (3):
New leases (sq feet)	117,605	290,986
New leases (count)	43	55
Weighted average rate (per sq foot)	$12.82	$9.06

Gross Leasable Area ("GLA") expiring during the next 12 months, including month-to-month leases	13.10%	7.08%

(1)	Lease data presented for the years ended December 31, 2019 and 2018 is based on average rate per square foot over the renewed or new lease term.

(2)	2018 lease data adjusted to reflect average rate per square foot over the renewed or new lease term for consistency with 2019 presentations.

(3)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

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

The critical accounting policies summarized in this section are discussed in further detail in the notes to the consolidated financial statements appearing elsewhere in this Form 10-K. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Rents and Other Tenant Receivables

We record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease; our standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. Upon adoption of ASC Topic 842 "Leases," reserves for uncollectible accounts were recorded and reclassified to "rental revenues". Prior to adoption, reserves for uncollectible accounts were recorded as an operating expense, provision for credit losses. The standard also provides guidance on calculating reserves; however, those did not impact the Company.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company did not recognize any impairment charges to its investment properties for the year ended December 31, 2019 and $3.94 million for the year ended December 31, 2018.

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
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recognized $1.60 million of impairment charges to its assets held for sale for the years ended December 31, 2019 and none for the year ended December 31, 2018.

Notes Receivable

Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 of the audited consolidated financial statements for development of the project. The notes are secured by a second deed of trust on the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest on and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization and lease up. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the loan and its estimated realizable value, as of December 31, 2019 the carrying value of the Sea Turtle Development notes were zero. The impairment charges to the Sea Turtle Development notes for the years ended December 31, 2019 and 2018 were $5.00 million and $1.74 million, respectively.

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

The standard had a material impact on the Company's consolidated balance sheets, but did not have a material impact on the consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases as of January 1, 2019, calculated based on an incremental borrowing rate of 4.84%. The difference between the ROU assets and lease liabilities at adoption represents the accrued straight-line rent liability previously recognized under ASC 840. The standard had no impact on the Company's cash flows.

Liquidity and Capital Resources

At December 31, 2019, our consolidated cash, cash equivalents and restricted cash totaled $21.59 million compared to consolidated cash, cash equivalents and restricted cash of $18.00 million at December 31, 2018. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2019	2018	$	%
Operating activities	$15,253	$22,002	$(6,749)	(30.67)%
Investing activities	$868	$(22,450)	$23,318	103.87%
Financing activities	$(12,529)	$6,161	$(18,690)	(303.36)%

Operating Activities

During the year ended December 31, 2019, our cash flows from operating activities were $15.25 million, compared to cash flows from operating activities of $22.00 million during the year ended December 31, 2018, representing a decrease of $6.75 million. This decrease is primarily a result of a reduction of accounts payable, accrued expenses and other liabilities of $4.29 million, a decrease in property net operating income ("NOI") of $2.49 million and timing of receivables and deferred costs.

Investing Activities

During the year ended December 31, 2019, our cash flows from investing activities were $868 thousand, compared to cash flows used in investing activities of $22.45 million during the year ended December 31, 2018, representing an increase of $23.32 million due to the following:

•	$23.15 million in cash outflows used for the acquisition of JANAF in 2018;

•
$2.86 million decrease in cash outflows used for capital expenditures primarily a result of the redevelopment of Columbia Fire House as well as Perimeter Square and Shoppes at Myrtle Park tenant improvements in 2018; and offset by

•
$2.67 million decrease in cash received as a result of the 2019 sales of Jenks Plaza, Graystone Crossing, Perimeter Square and Harbor Pointe land parcel, compared to the 2018 sales of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor, the Laskin Road land parcel and the Monarch Bank Building.

Financing Activities

During the year ended December 31, 2019, our cash flows used in financing activities were $12.53 million, compared to $6.16 million of cash flows provided by financing activities during the year ended December 31, 2018, representing a decrease of $18.69 million due to the following:

•	$21.16 million decrease in proceeds from sale of preferred stock due to the 2018 Series D Preferred offering;

•
$14.44 million increase in loan principal payments primarily a result of the payoff of the Revere Term Loan and Senior Convertible Notes, in addition to the Village of Martinsville, Laburnum Square and Litchfield Market Village refinances and pay-down of the KeyBank Line of Credit; and offset by

•
$1.13 million increase in loan proceeds due to the 2019 Village of Martinsville, Laburnum Square and Litchfield Market Village refinances offset by the 2018 JANAF Bravo Loan, Columbia Fire House Construction Loan advances, refinance of LaGrange and refinancing of six properties off the KeyBank Line of Credit; and

•	$14.59 million decrease in cash outflows for dividends and distributions primarily as a result of the suspended Preferred Stock dividends.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2019 and 2018, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2019	2018
Fixed-rate notes	$305,017	$286,684
Adjustable-rate mortgages	24,163	26,503
Fixed-rate notes, assets held for sale	—	4,323
Floating-rate line of credit (1)	17,879	52,102
Total debt	$347,059	$369,612
(1) Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-K.

The weighted average interest rate and term of our fixed-rate debt including liabilities held for sale are 4.67% and 4.77 years, respectively, at December 31, 2019. We have $62.07 million of debt maturing, including scheduled principal repayments, during the year ending December 31, 2020. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See the Note 7 included in the audited consolidated financial statements for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2019 are $62.07 million in debt maturities and principal payments due in the year ended December 31, 2020 and covenant requirements as detailed in our Amended and Restated Credit Agreement as described in Note 7. Included in the $62.07 million is $17.88 million on the KeyBank Line of Credit. The KeyBank Line of Credit is collateralized by 7 properties within our portfolio. Subsequent to December 31, 2019, the Company reduced the line to $10.00 million in accordance with the Second Amendment to the KeyBank Line of Credit through the sale of St. Matthews and refinancing of Shoppes of Myrtle Park. Additionally, the $21.55 million Rivergate loan was extended to March 20, 2020. The Company plans to meet the remaining deadlines described in the Second Amendment through monthly principal payments, refinances and dispositions. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, the Company had $5.45 million in cash and cash equivalents, $16.14 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2019 and intends to use cash generated from operations during the year ending December 31, 2020. In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company with additional funds to meet its ongoing liquidity needs, approximately $3.49 million a quarter.
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

Off-Balance Sheet Arrangements

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2.42 million, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of former CEO, Jon Wheeler, entered into the Harbor Pointe Agreement. In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.23 million, the principal amount of the bonds, as of December 31, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the years ended December 31, 2019 and 2018, the Company funded approximately $79 thousand and $73 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of December 31, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of December 31, 2019, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Inflation, Deflation and Economic Condition Considerations

Inflation has been historically low and has had a minimal impact on the operating performance of our shopping centers; however, inflation may become a greater concern in the near future. Most of our leases contain provisions designed to partially mitigate the impact of inflation, which require tenants to pay their pro-rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include percentage rent clauses enabling us to receive additional rent based on tenant sales above a predetermined level, which sales generally increase as prices rise and are typically related to increases in the Consumer Price Index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, during deflationary periods or periods of economic weakness, minimum rents and percentage rents will decline as the supply of available retail space exceeds demand and consumer spending declines. Occupancy declines will result in lower recovery rates of our operating expenses.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 34 of this Annual Report on Form 10-K.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2019 and 2018, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2019	2018	$/#	%

PROPERTY DATA:
Number of properties owned and leased at period end (1)	61	64	(3)	(4.69)%
Aggregate gross leasable area at period end(1)	5,618,877	5,716,471	(97,594)	(1.71)%
Ending leased rate at period end (1)	89.8%	89.4%	0.4%	0.45%
FINANCIAL DATA:
Rental revenues	$62,442	$63,036	$(594)	(0.94)%
Asset management fees	60	266	(206)	(77.44)%
Commissions	65	140	(75)	(53.57)%
Other revenues	595	1,833	(1,238)	(67.54)%
Total Revenue	63,162	65,275	(2,113)	(3.24)%
EXPENSES:
Property operations	19,127	18,473	654	3.54%
Non-REIT management and leasing services	25	75	(50)	(66.67)%
Depreciation and amortization	21,319	27,094	(5,775)	(21.31)%
Impairment of goodwill	—	5,486	(5,486)	(100.00)%
Impairment of notes receivable	5,000	1,739	3,261	187.52%
Impairment of real estate	—	3,938	(3,938)	(100.00)%
Impairment of assets held for sale	1,598	—	1,598	100.00%
Corporate general & administrative	6,633	8,228	(1,595)	(19.39)%
Other operating expense	—	250	(250)	(100.00)%
Total Operating Expenses	53,702	65,283	(11,581)	(17.74)%
Gain on disposal of properties	1,394	2,463	(1,069)	(43.40)%
Operating Income	10,854	2,455	8,399	342.12%
Interest income	2	4	(2)	(50.00)%
Interest expense	(18,985)	(20,228)	1,243	6.14%
Net Loss from Continuing Operations Before Income Taxes	(8,129)	(17,769)	9,640	54.25%
Income tax expense	(15)	(40)	25	62.50%
Net Loss from Continuing Operations	(8,144)	(17,809)	9,665	54.27%
Net Income from Discontinued Operations	—	903	(903)	(100.00)%
Net Loss	(8,144)	(16,906)	8,762	51.83%
Less: Net loss attributable to noncontrolling interests	(105)	(406)	301	74.14%
Net Loss Attributable to Wheeler REIT	$(8,039)	$(16,500)	$8,461	51.28%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $63.16 million for the year ended December 31, 2019 compared to $65.28 million for the year ended December 31, 2018, a $2.11 million decrease. The decrease in other revenues is primarily a result of early lease termination fees associated with Berkley Center Shopping Center Farm Fresh and Southeastern Grocers ("SEG") recaptures during 2018. The rent adjustments for certain SEG leases, sold properties and additional vacant anchor spaces attributed to the decrease in rental revenues which was partially offset by a full period of JANAF operations and increased tenant reimbursement recoveries.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2019 were $53.70 million, representing a decrease of $11.58 million over the year ended December 31, 2018.

For the year ended December 31, 2019, the Company recorded impairment charges of $5.00 million on Sea Turtle notes receivable and $1.60 million impairment charges on assets held for sale, which were offset by the 2018 impairment charge of $5.49 million on goodwill, $1.74 million on the Sea Turtle Development notes receivable and $3.94 million on land held for use. After consideration of all impairment charges, total operating expenses decreased for the year ended December 31, 2019 by $7.02 million.

The decrease of $5.78 million noted in depreciation and amortization is a result of the write-off of lease intangibles from early terminations of leases in 2018 and properties either sold or classified as held for sale.

Corporate general and administrative expenses for the year ended December 31, 2019 decreased $1.60 million, as a result of the following:

•	$682 thousand decrease in compensation and benefits primarily driven by the decrease in employee share based compensation and severance;

•
$432 thousand decrease in capital and debt financing costs as a result of costs incurred on refinancing of properties which the Company opted to stop pursuing in 2018. These costs did not reoccur in 2019;

•	$310 thousand decrease in professional fees associated with hiring of KeyBanc Advisors in 2018 and SOX internal audit compliance; and

•	$274 thousand decrease in acquisition and development costs as a result of costs associated with the development of an outparcel at Folly Road which the Company chose to no longer pursue in 2018.

Other operating expenses decreased $250 thousand for the year ended December 31, 2019 as a result of the 2018 lease termination expense to allow the space to be available for a high credit grocery store tenant.
Gain on Disposal of Properties

The gain on disposal of properties decrease of $1.07 million for the year ended December, 2019 is a result of the demolition of an approximate 10,000 square foot building at the JANAF property in 2019 to make space available for a new approximate 20,000 square foot building constructed by a new grocer tenant and the 2019 sales of Jenks Plaza, Graystone Crossing and Perimeter Square, net of the 2018 sales of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor and Monarch Bank Building.

Interest Expense

Interest expense decreased $1.24 million or 6.14% for the year ended December 31, 2019, compared to $20.23 million for the year ended December 31, 2018. The decrease is primarily attributable to lower loan cost amortization due to 2018 loan modifications and reduction of loans payable by $22.55 million from December 31, 2018, partially offset by a full twelve months of interest expense on JANAF.

Same Store and Non-same Store Operating Income

NOI is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, impairment of assets held for sale and held for use, impairment of goodwill and impairment of notes receivable, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category represents the JANAF acquisition that occurred in January 2018, the absorption of the JANAF Executive Building in April 2019 and the below properties sold:

•	Discontinued operations

•	Laskin Road land parcel (sold June 19, 2018); and

•	Harbor Pointe land parcel (sold February 7, 2019);

•	Continuing operations

•	Chipotle Ground Lease at Conyers Crossing (sold January 12, 2018)

•	Shoppes at Eagle Harbor (sold September 27, 2018);

•	Monarch Bank Building (sold October 22, 2018);

•	Jenks Plaza (sold January 11, 2019);

•	Graystone Crossing (sold March 18, 2019); and

•	Perimeter Square (sold July 12, 2019).

	Years Ended December 31,
	Same Store		Non-same Store		Total
	2019	2018	2019	2018	2019	2018
			(in thousands)
Net (Loss) Income	$(9,122)	$(20,071)	$978	$3,165	$(8,144)	$(16,906)
Adjustments:
Income from Discontinued Operations	—	—	—	(903)	—	(903)
Income tax expense	15	40	—	—	15	40
Interest expense	15,788	16,581	3,197	3,647	18,985	20,228
Interest income	(2)	(4)	—	—	(2)	(4)
Gain on disposal of properties	—	—	(1,394)	(2,463)	(1,394)	(2,463)
Other operating expenses	—	—	—	250	—	250
Corporate general & administrative	6,439	8,040	194	188	6,633	8,228
Impairment of assets held for sale	451	—	1,147	—	1,598	—
Impairment of real estate	—	3,938	—	—	—	3,938
Impairment of notes receivable	5,000	1,739	—	—	5,000	1,739
Impairment of goodwill	—	5,486	—	—	—	5,486
Depreciation and amortization	17,298	21,944	4,021	5,150	21,319	27,094
Non-REIT management and leasing services	25	75	—	—	25	75
Asset management and commission revenues	(125)	(406)	—	—	(125)	(406)
Property Net Operating Income	$35,767	$37,362	$8,143	$9,034	$43,910	$46,396

Property revenues	$51,355	$52,426	$11,682	$12,443	$63,037	$64,869
Property expenses	15,588	15,064	3,539	3,409	19,127	18,473
Property Net Operating Income	$35,767	$37,362	$8,143	$9,034	$43,910	$46,396

Property Revenues

Total same store property revenues for the year ended December 31, 2019 decreased to $51.36 million compared to $52.43 million for the year ended December 31, 2018. The decrease is primarily a result of the 2018 early termination fees associated with Farm Fresh at Berkley Center Shopping Center, rent modifications to certain 2018 SEG leases, reduced rent at the SEG recaptured properties and backfilled locations and incremental vacancies.

Property Expenses

Total same store property expenses for the year ended December 31, 2019 increased to $15.59 million, compared to $15.06 million for the year ended December 31, 2018, representing an increase of $524 thousand due to increased repairs and maintenance expenses related to buildings and parking lots.

There were no significant unusual or non-recurring items included in non-same store property expenses for the year ended December 31, 2019.

Property Net Operating Income

Total property net operating income was $43.91 million for the year ended December 31, 2019, compared to $46.40 million for the year ended December 31, 2018 representing a decrease of $2.49 million over 2018. Same stores accounted for a decrease of $1.60 million, while non-same stores had a decrease of $891 thousand, resulting from the loss of NOI associated with sold properties.

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

Below is a comparison of same store and non-same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	Same Store		Non-same Store		Total		Year Over Year Changes
	2019	2018	2019	2018	2019	2018	$	%
Net (loss) income	$(9,122)	$(20,071)	$978	$3,165	$(8,144)	$(16,906)	$8,762	51.83%
Depreciation and amortization of real estate assets	17,298	21,944	4,021	5,150	21,319	27,094	(5,775)	(21.31)%
Impairment of goodwill	—	5,486	—	—	—	5,486	(5,486)	(100.00)%
Impairment of real estate	—	3,938	—	—	—	3,938	(3,938)	(100.00)%
Impairment of assets held for sale	451	—	1,147	—	1,598	—	1,598	100.00%
Gain on disposal of properties	—	—	(1,394)	(2,463)	(1,394)	(2,463)	1,069	43.40%
Gain on disposal of properties-discontinued operations	—	—	—	(903)	—	(903)	903	100.00%
FFO	$8,627	$11,297	$4,752	$4,949	$13,379	$16,246	$(2,867)	(17.65)%

During the year ended December 31, 2019, same store FFO decreased $2.67 million primarily due to the following:

•	$3.26 million increase in impairment charges on notes receivable related to Sea Turtle Development, which is not indicative of our core portfolio of properties and future operations;

•	$1.60 million decrease in property net operating income; offset by

•	$1.60 million decrease in corporate general and administrative expenses; and

•	$793 thousand decrease in interest expense.

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

Total AFFO for the years ended December 31, 2019 and 2018 is shown in the table below (in thousands):

	Years Ended December 31,
	2019	2018
FFO	$13,379	$16,246
Preferred Stock dividends - declared	—	(9,790)
Preferred Stock dividends - undeclared	(14,629)	(3,037)
Preferred Stock accretion adjustments	680	678
FFO available to common shareholders and common unitholders	(570)	4,097
Impairment of notes receivable	5,000	1,739
Acquisition and development costs	26	300
Capital related costs	144	576
Other non-recurring and non-cash expenses	42	103
Share-based compensation	2	940
Straight-line rental revenue, net straight-line expense	6	(1,197)
Loan cost amortization	1,707	2,363
(Below) above market lease amortization	(1,261)	(695)
Recurring capital expenditures and tenant improvement reserves	(1,126)	(1,143)
AFFO	$3,970	$7,083

Impairment on notes receivable during the years ended December 31, 2019 and 2018 is due to the impairment of the notes receivable related to Sea Turtle Development and is not indicative of our core portfolio of properties and future operations.

Acquisition and development costs at December 31, 2018 are related to the write-off of costs associated with the construction contract for the development of an outparcel at Folly Road and Light Bridge joint venture, both of which the Company is no longer pursuing.

Other nonrecurring and non-cash expenses are severance costs, vacation accrual and one time fees we believe will not be incurred on a go forward basis.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 29 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2019 (the end of the period covered by this Annual Report).

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2019, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2019 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the three months ended December 31, 2019 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Information concerning our directors, executive officers and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders. Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

Code of Ethics

We have a code of ethics applicable to our Board of Directors, principal executive officers, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our website at www.whlr.us. We will post a notice of any waiver from, or amendment to, any provision of our code of ethics on our website.

Item 11.    Executive Compensation.

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 regarding our compensation plans and the Common Stock we may issue under the plan.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	173,811
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	173,811
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 125,000 and 625,000 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

Item 14.    Principal Accounting Fees and Services.

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to the 2020 Annual Meeting of Stockholders.

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Crystal Plum
Crystal Plum
Chief Financial Officer
Date: February 26, 2020

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Dave Kelly and Crystal Plum as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ DAVID KELLY	Chief Executive Officer	February 26, 2020
David Kelly
/S/ CRYSTAL PLUM	Chief Financial Officer	February 26, 2020
Crystal Plum
/S/ ANDREW JONES	Chairman of Board of Directors	February 26, 2020
Andrew Jones
/S/ CLAYTON ("CHIP") ANDREWS	Director	February 26, 2020
Clayton (“Chip”) Andrews
/S/ DEBORAH MARKUS	Director	February 26, 2020
Deborah Markus
/S/ JOSEPH D. STILWELL	Director	February 26, 2020
Joseph D. Stilwell
/S/ PAULA J. POSKON	Director	February 26, 2020
Paula J. Poskon
/S/ KERRY G. CAMPBELL	Director	February 26, 2020
Kerry G. Campbell

Stefani D. Carter	Director

Daniel Khoshaba	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
February 26, 2020

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2019	2018
ASSETS:
Investment properties, net	$416,215	$436,006
Cash and cash equivalents	5,451	3,544
Restricted cash	16,140	14,455
Rents and other tenant receivables, net	6,905	5,539
Notes receivable, net	—	5,000
Assets held for sale	1,737	6,118
Above market lease intangibles, net	5,241	7,346
Operating lease right-of-use assets	11,651	—
Deferred costs and other assets, net	21,025	30,073
Total Assets	$484,365	$508,081
LIABILITIES:
Loans payable, net	$340,913	$360,190
Liabilities associated with assets held for sale	2,026	4,520
Below market lease intangibles, net	6,716	10,045
Operating lease liabilities	11,921	—
Accounts payable, accrued expenses and other liabilities	9,557	12,116
Total Liabilities	371,133	386,871
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $101.66 million and $91.98 million aggregate liquidation preference, respectively)	87,225	76,955

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,087	41,000
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,694,284 and 9,511,464 shares issued and outstanding, respectively)	97	95
Additional paid-in capital	233,870	233,697
Accumulated deficit	(251,580)	(233,184)
Total Shareholders’ Equity	23,927	42,061
Noncontrolling interests	2,080	2,194
Total Equity	26,007	44,255
Total Liabilities and Equity	$484,365	$508,081
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2019	2018
REVENUE:
Rental revenues	$62,442	$63,036
Asset management fees	60	266
Commissions	65	140
Other revenues	595	1,833
Total Revenue	63,162	65,275
OPERATING EXPENSES:
Property operations	19,127	18,473
Non-REIT management and leasing services	25	75
Depreciation and amortization	21,319	27,094
Impairment of goodwill	—	5,486
Impairment of notes receivable	5,000	1,739
Impairment of real estate	—	3,938
Impairment of assets held for sale	1,598	—
Corporate general & administrative	6,633	8,228
Other operating expenses	—	250
Total Operating Expenses	53,702	65,283
Gain on disposal of properties	1,394	2,463
Operating Income	10,854	2,455
Interest income	2	4
Interest expense	(18,985)	(20,228)
Net Loss from Continuing Operations Before Income Taxes	(8,129)	(17,769)
Income tax expense	(15)	(40)
Net Loss from Continuing Operations	(8,144)	(17,809)
Net Income from Discontinued Operations	—	903
Net Loss	(8,144)	(16,906)
Less: Net loss attributable to noncontrolling interests	(105)	(406)
Net Loss Attributable to Wheeler REIT	(8,039)	(16,500)
Preferred Stock dividends - declared	—	(9,790)
Preferred Stock dividends - undeclared	(14,629)	(3,037)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(22,668)	$(29,327)

Loss per share from continuing operations (basic and diluted)	$(2.34)	$(3.26)
Income per share from discontinued operations	—	0.09
	$(2.34)	$(3.17)
Weighted-average number of shares:
Basic and Diluted	9,671,847	9,256,234

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2017	562	$453	1,875,848	$40,915	8,744,189	$87	$226,978	$(204,925)	$63,508	635,018	$7,088	$70,596
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of Series B Preferred Stock to Common Stock	—	—	(100)	(2)	62	—	2	—	—	—	—	—
Conversion of operating partnership units to Common Stock	—	—	—	—	399,986	4	1,514	—	1,518	(399,986)	(1,518)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	206,358	2	1,055	—	1,057	—	—	1,057
Issuance of Common Stock outside Share Incentive Plan	—	—	—	—	10,869	—	50	—	50	—	—	50
Issuance of Common Stock for acquisition of JANAF	—	—	—	—	150,000	2	1,128	—	1,130	—	—	1,130
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	2,970	—	2,970	—	(2,970)	—
Dividends and distributions	—	—	—	—	—	—	—	(11,759)	(11,759)	—	—	(11,759)
Net Loss	—	—	—	—	—	—	—	(16,500)	(16,500)	—	(406)	(16,906)
Balance, December 31, 2018	562	453	1,875,748	41,000	9,511,464	95	233,697	(233,184)	42,061	235,032	2,194	44,255
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	1,013	—	2	—	2	(1,013)	(2)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	7	—	7	—	(7)	—
Dividends and distributions	—	—	—	—	—	—	—	(10,357)	(10,357)	—	—	(10,357)
Net Loss	—	—	—	—	—	—	—	(8,039)	(8,039)	—	(105)	(8,144)
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,144)	$(16,906)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities
Depreciation	12,020	12,660
Amortization	9,299	14,434
Loan cost amortization	1,707	2,363
Above (below) market lease amortization, net	(1,261)	(695)
Straight-line expense	188	20
Share-based compensation	2	940
Gain on disposal of properties	(1,394)	(2,463)
Gain on disposal of properties-discontinued operations	—	(903)
Credit losses on operating lease receivables	449	511
Impairment of notes receivable	5,000	1,739
Impairment of goodwill	—	5,486
Impairment of real estate	—	3,938
Impairment of assets held for sale	1,598	—
Changes in assets and liabilities, net of acquisitions
Rent and other tenant receivables, net	(1,592)	(145)
Unbilled rent	(100)	(820)
Deferred costs and other assets, net	(312)	(236)
Accounts payable, accrued expenses and other liabilities	(2,205)	2,081
Net operating cash flows used in discontinued operations	(2)	(2)
Net cash provided by operating activities	15,253	22,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	(24)	(23,153)
Capital expenditures	(2,711)	(5,574)
Cash received from disposal of properties	3,584	3,530
Cash received from disposal of properties-discontinued operations	19	2,747
Net cash provided by (used in) investing activities	868	(22,450)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(779)	(1,870)
Dividends and distributions paid	—	(14,591)
Proceeds from sales of Preferred Stock, net of expenses	—	21,158
Loan proceeds	31,665	30,534
Loan principal payments	(43,415)	(28,977)
Net financing cash flows used in discontinued operations	—	(93)
Net cash (used in) provided by financing activities	(12,529)	6,161
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,592	5,713
CASH, CASH EQUIVALENTS AND RESTRICTED CASH , beginning of year	17,999	12,286
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$21,591	$17,999
Supplemental Disclosures:
Non-cash Transactions:
Debt incurred for acquisitions	$—	$58,867
Conversion of Series B Preferred Stock to Common Stock	$—	$2
Conversion of common units to Common Stock	$2	$1,518
Issuance of Common Stock for acquisition	$—	$1,130
Accretion of Preferred Stock discounts	$680	$678
Other Cash Transactions:
Cash paid for taxes	$6	$42
Cash paid for interest	$17,379	$17,574

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$5,451	$3,544
Restricted cash	16,140	14,455
Cash, cash equivalents, and restricted cash	$21,591	$17,999

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust” or “REIT”) is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2019, the Trust, through the Operating Partnership, owned and operated sixty-one centers, one office and six undeveloped properties. Thirteen of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-four are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 5,619,000 square feet and a leased level of approximately 89.8% at December 31, 2019. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company owns, leases and operates income producing strip centers, neighborhood, grocery-anchored, community centers and free-standing retail properties with a strategy to acquire high quality retail properties that generate attractive risk-adjusted returns. The Company targeted competitively protected properties in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented items and generate regular consumer traffic. The Company’s tenants carry goods that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC (“WRE”), a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm, from Jon S. Wheeler, the Company's then Chairman and CEO, resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are now handled internally.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment to investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of new leases on vacant spaces, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below correct estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects for vacant spaces and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of investments for the years ended December 31, 2019 and 2018.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment charge is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2019 and 2018.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2019 and 2018.

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs, and tenant security deposits.

The Company places its cash and cash equivalents and restricted cash on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250 thousand. The Company's loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk.

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

December 31, 2019 and 2018, the Company’s allowance for uncollectible tenant receivables totaled $1.14 million and $1.07 million, respectively. Upon adoption of ASC Topic 842 "Leases," reserves for uncollectible accounts were recorded and reclassified to "rental revenues". Prior to adoption, reserves for uncollectible accounts were recorded as an operating expense, provision for credit losses. The standard also provides guidance on calculating reserves; however, those did not impact the Company. During the years ended December 31, 2019 and 2018, the Company recorded a credit loss on operating lease receivables in the amount $449 thousand and $511 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on the an assessment of the tenant’s credit-worthiness. During the years ended December 31, 2019 and 2018, the Company did not realize any recoveries related to tenant receivables previously written off.

Notes Receivable

Notes receivable represent financing to Sea Turtle Development as discussed in Note 4 for development of the project. The notes are secured by a second deed of trust on the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the note and its estimated realizable value. The impairment on the Sea Turtle Development note is further discussed at Note 4.

Goodwill

Goodwill is deemed to have an indefinite economic life and is not subject to amortization. Goodwill is tested annually for impairment and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. The Company performed its goodwill impairment test using the simplified method, whereby the fair value of this reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not considered impaired. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then goodwill is considered impaired by an amount equal to that difference.

During the last quarter of 2018, the market capitalization of the Company’s common stock sustained a significant decline so that it fell below the book value of the Company’s net assets. The outcome of the annual goodwill impairment test resulted in a full impairment of goodwill of $5.49 million, which was recorded in the consolidated financial statements during the year ended December 31, 2018, which reduced the carrying value to zero. See Note 6 for assessment of Goodwill impairment.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2019 and 2018, there were $3.41 million and $3.12 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2019 and 2018.

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

The Company recognizes lease termination fees, which is included in "other revenues" on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. Lease termination fees during the year ended December 31, 2018 are primarily a result of early lease termination fees on SEG recaptures and the early termination of the Farm Fresh at Berkley Shopping Center.

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

The below table disaggregates the Company’s revenue by type of service for the years ended December 31, 2019 and 2018 (in thousands):

	Years Ended December 31,
	2019	2018

Minimum rent	$49,188	$50,698
Tenant reimbursements - variable lease revenue	13,369	12,595
Percentage rent - variable lease revenue	334	254
Lease termination fees	117	1,271
Commissions	65	140
Asset management fees	60	266
Other	478	562
Subtotal	63,611	65,786
Credit losses on operating lease receivables	(449)	(511)
Total	$63,162	$65,275

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $22 thousand and $13 thousand at December 31, 2019 and 2018, respectively, for federal and state income tax expenses. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Service vendors bill the majority of the direct costs of operating the properties directly to the particular property and each property pays them accordingly. The Non-REIT Properties pay WRE property management and/or asset management fees of 3% and 2% of collected revenues, respectively. The Non-REIT Properties also pay WRE leasing commissions based on the total contractual revenues to be generated under the new/renewed lease agreement (6% for new leases and 3% for renewals).

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

Advertising Costs For Leasing Activities

The Company expenses advertising and promotion costs as incurred. The Company incurred advertising and promotion costs associated with leasing activities of $276 thousand and $261 thousand for the years ended December 31, 2019 and 2018, respectively.

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the consolidated statements of operations is presented below (in thousands):

	December 31,
	2019	2018
Professional fees	$2,534	$2,844
Compensation and benefits	1,991	2,673
Corporate administration	1,259	1,272
Advertising	276	261
Taxes and licenses	206	212
Travel	197	240
Capital related costs	144	576
Acquisition and development costs	26	300
	6,633	8,378
Less: Allocation of CG&A to Non-REIT management and leases services	—	(150)
Total	$6,633	$8,228

An allocation of professional fees, compensation and benefits, corporate administration and travel is included in Non-REIT management and leasing services on the consolidated statements of operations, which can vary period to period depending on the relative operational fluctuations of these respective services.

Leases Commitments

The Company determines if an arrangement is a lease at inception. Operating leases, in which the Company is the lessee, are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on our consolidated balance sheets.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Consolidated statements of equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

The standard had a material impact on the Company's consolidated balance sheets, but did not have a material impact on the consolidated statements of operations. The most significant impact was the recognition of ROU assets and lease liabilities of approximately $11.90 million and $11.99 million, respectively, for operating leases as of January 1, 2019, calculated based on an incremental borrowing rate of 4.84%. The difference between the ROU assets and lease liabilities at adoption represents the accrued straight-line rent liability previously recognized under ASC 840. The standard had no impact on the Company's cash flows.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2022, per FASB's issuance of ASU 2019-10, "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates". The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)". This update modifies the disclosure requirements on fair value measurements in Topic 820 with several removals and additions for disclosures. The guidance will add disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company anticipates that there will be no material impact on its consolidated financial statements, but will contain additional disclosures upon adoption of the guidance.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss, total assets, total liabilities or equity.

Tenant reimbursements and provision for credit losses were reclassified to rental revenues on the consolidated statements of operations to conform to 2019 presentation as a result of adopting ASU 2016-02, “Leases (Topic 842).” There are two reclassifications within the consolidated statement of cash flows, one pertains to the straight-line expense operating activity adjustment on those leases which the Company is a lessee and the other is the presentation of credit losses on operating lease receivables. These reclassifications did not impact cash provided by (used in) operating, investing, or financing activities.

During 2019, it was determined that the six undeveloped Land Parcels (the “Land Parcels”) previously classified as assets held for sale within discontinued operations at December 31, 2018 no longer meet the definition of assets held for sale. Management’s intention to sell the parcels has not changed; however, they are in secondary and tertiary markets with minimal land sales and it is not probable they will sell in the next twelve months. Accordingly, the assets and liabilities of the Land Parcels were reclassified to “land and land improvements” within investment properties for all periods presented, see Note 3, and the impairment losses related to the Land Parcels were reclassified to "impairment of real estate" within operating expenses on the consolidated statements of operations.

3. Real Estate

Investment properties consist of the following (in thousands):

	December 31,
	2019	2018
Land and land improvements	$100,599	$101,696
Buildings and improvements	366,082	374,499
Investment properties at cost	466,681	476,195
Less accumulated depreciation	(50,466)	(40,189)
Investment properties, net	$416,215	$436,006
The Company’s depreciation expense on investment properties was $12.02 million and $12.66 million for the years ended December 31, 2019 and 2018, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

JANAF Acquisition

On January 18, 2018, the Company acquired JANAF, a retail shopping center located in Norfolk, Virginia, for a purchase price of $85.65 million, paid through a combination of cash, restricted cash, debt assumption and the issuance of 150,000 shares of Common Stock at $7.53 per share. The shopping center, anchored by BJ's Wholesale Club, totaled 810,137 square feet and was 94% leased at the acquisition date.

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

c.
Represents the purchase price allocation of deleveraging reserve (the “Deleveraging Reserve”) released upon the maturity or earlier payment in full of the loan or until the reduction of the principal balance of the loan to $50.00 million.

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
Assets Held for Sale

At December 31, 2018, assets held for sale included a 1.28 acre undeveloped land parcel at Harbor Pointe ("Harbor Pointe land parcel"), Graystone Crossing and Jenks Plaza. All three were sold during the year ended December 31, 2019. Additionally, in 2019 the Board committed to a plan to sell Perimeter Square and St. Matthews. Perimeter Square sold in July 2019. St. Matthews is classified as assets held for sale as of December 31, 2019.

The Harbor Pointe land parcel sale represents discontinued operations as it was a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the assets and liabilities associated with the Harbor Pointe land parcel have been reclassified for all periods presented.

The impairment charge on assets held for sale was $1.60 million and $0 million for the years ended December 31, 2019 and 2018, respectively. These impairment charges resulted from reducing the carrying value of Perimeter Square and St. Matthews for the amounts that exceeded the properties' fair value less estimated selling costs. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

As of December 31, 2019 and 2018, assets held for sale and associated liabilities, excluding discontinued operations, consisted of the following (in thousands):

	December 31,
	2019	2018
Investment properties, net	$1,651	$4,912
Rents and other tenant receivables, net	77	72
Above market leases, net	—	420
Deferred costs and other assets, net	9	228
Total assets held for sale, excluding discontinued operations	$1,737	$5,632

	December 31,
	2019	2018
Loans payable	$1,974	$3,818
Accounts payable	52	240
Total liabilities associated with assets held for sale, excluding discontinued operations	$2,026	$4,058
As of December 31, 2019 and 2018, assets held for sale and associated liabilities for discontinued operations, consisted of the following (in thousands):

	December 31,
	2019	2018
Investment properties, net	$—	$486
Total assets held for sale, discontinued operations	$—	$486

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)

	December 31,
	2019	2018
Loans payable	$—	$460
Accounts payable	—	2
Total liabilities associated with assets held for sale, discontinued operations	$—	$462
Dispositions

In May 2019, an approximate 10,000 square foot outparcel at the JANAF property was demolished resulting in a $331 thousand write-off to make way for a new approximate 20,000 square foot building constructed by a new grocer tenant.

The following properties were sold during the years ending December 31, 2019 and 2018:

Disposal	Property	Contract Price	Gain (Loss)	Net Proceeds
			(in thousands)
July 12, 2019	Perimeter Square	$7,200	$(95)	$—
March 18, 2019	Graystone Crossing	6,000	1,433	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840
October 22, 2018	Monarch Bank Building	1,750	151	299
September 27, 2018	Shoppes at Eagle Harbor	5,705	1,270	2,071
June 19, 2018	Laskin Road Land Parcel (1.5 acres)	2,858	903	2,747
January 12, 2018	Chipotle Ground Lease at Conyers Crossing	1,270	1,042	1,160
The sale of the Chipotle ground lease at Conyers Crossing, Shoppes at Eagle Harbor, Monarch Bank Building, Jenks Plaza, Graystone Crossing and Perimeter Square did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

JANAF Executive Building
In April 2019, the Company absorbed an approximate 25,000 square foot outparcel at JANAF as a result of an unlawful detainer with a delinquent tenant, Mariner Investments, LTD.

Impairment of Investment Properties
The annual review of investment properties for impairment performed for the year ended December 31, 2019 resulted in no impairment adjustment for the Company's properties in continuing operations.

During 2018, the Company made the strategic decision to sell the undeveloped land parcels as opposed to holding for development purposes. Upon this determination the properties were classified as held for sale. Based on real estate sales transactions for undeveloped land within the surrounding markets it was determined that the carrying value of the properties exceeded the fair value, less estimated selling costs by $3.94 million; accordingly, an impairment loss of that amount was recognized in 2018 and was previously included in the loss from discontinued operations in the consolidated statement of operations, but has been reclassified as continuing operations as of December 31, 2019 as detailed in Note 2. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. There was no impairment loss recorded during 2019 for the undeveloped land parcels.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Notes Receivable
On September 29, 2016, the Company entered into an $11.00 million note receivable for the partial funding of the Sea Turtle Development (“Sea Turtle”) and a $1.00 million note receivable in consideration for the sale of 10.39 acres of land owned by the Company. Sea Turtle was a related party as Jon Wheeler, the Company's former CEO, is the managing member as discussed in Note 12. The rate on the loans is 12% annually. Interest only payments at a rate of 8% are due on the notes at the beginning of every calendar quarter starting October 2016. Interest at a rate of 4% accrues and is due at maturity. The notes mature the earlier of September 29, 2021 or the disposition of the property.

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

The pleadings in the state court action and the bankruptcy action state that Sea Turtle has been in default on its payments to BOKF since September, 2018. The pleadings further state that the project is $8.00 million over budget as of August 8, 2018. Sea Turtle has retained a broker to try and sell the property. There is a possibility that a judicially approved sale of the property will not bring a price that exceeds what is owed to BOKF on its construction loans. If a sale is not approved through the bankruptcy court in 2020, it is expected that the bankruptcy petition will be dismissed and BOKF will resume its suit in South Carolina state court, possibly leading to a foreclosure on the property. The pending legal proceedings have provided additional uncertainty with regards to the estimated fair market value of the development. As such, the Company recognized $5.00 million in impairment charges on the notes receivable for the year ended December 31, 2019, as the estimated fair value of Sea Turtle is not expected to provide for the cash required to repay the notes receivable in the event of a judicially approved sale. For the year ended December 31, 2018, the Company recognized a $1.74 million impairment charge on the notes receivable. The total impairment charge on the notes receivable is $12.00 million and the carrying value is zero as of December 31, 2019.

The fair market value of Sea Turtle is based on the three-level valuation hierarchy for fair value measurement and represents Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Additionally, the Company placed the notes receivable on nonaccrual status and has not recognized $1.44 million and $1.44 million of interest income due on the notes for the years ended December 31, 2019 and 2018, respectively.

Subsequent to December 31, 2019, the Bankruptcy Court approved BOKF’s credit bid purchase of Sea Turtle in February, 2020, for $18.75 million.

5. Deferred Costs
Deferred costs, net of amortization and other assets are as follows (in thousands):

	December 31,
	2019	2018
Leases in place, net	$14,968	$21,785
Tenant relationships, net	2,173	3,764
Ground lease sandwich interest, net	2,215	2,488
Lease origination costs, net	1,038	1,261
Legal and marketing costs, net	43	59
Other	588	716
Total deferred costs and other assets, net	$21,025	$30,073

As of December 31, 2019 and 2018, the Company’s intangible accumulated amortization totaled $57.15 million and $50.55 million, respectively. During the years ended December 31, 2019 and 2018, the Company’s intangible amortization expense totaled $9.30 million and $14.43 million, respectively. Amortization expense for the year ended December 31, 2018 includes $1.38 million of accelerated amortization on intangibles related to the SEG early lease termination at Ladson Crossing, South Park, St. Matthews and Tampa Festival. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interest is as follows (in thousands):

For the Years Ended December 31,	Leases In Place, net	Tenant Relationships, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
2020	$4,325	$860	$274	$65	$9	$5,533
2021	2,788	448	274	172	9	3,691
2022	2,141	354	274	130	6	2,905
2023	1,661	227	274	112	6	2,280
2024	1,147	128	274	98	3	1,650
Thereafter	2,906	156	845	461	10	4,378
	$14,968	$2,173	$2,215	$1,038	$43	$20,437

6. Goodwill
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

Effective December 1, 2018, the Company early adopted ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Accounting for Goodwill Impairment (Topic 350), which eliminates the requirement to compute the implied fair value of goodwill to test for impairment. Instead, a goodwill impairment is measured as the amount by which the carrying amount of a reporting unit exceeds its fair value. For the purposes of the goodwill impairment test performed during the year ended December 31, 2018, the Company estimated the fair value of its sole reporting unit, described above, using the market approach. Under the market approach, the Company utilized the market capitalization of its Common Stock, Series B Preferred, Series D Preferred and noncontrolling operating partnership units. The significant inputs used in this analysis are readily available from public markets and can be derived from identical market transactions, as such they have been classified as level 1 within the fair value hierarchy. Based on this approach, the Company determined that the carrying value of its sole reporting unit exceeded its fair value by more than the goodwill balance $5.49 million, resulting in a $5.49 million impairment of goodwill for the year ended December 31, 2018, reducing the carrying value to zero.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable
The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2019	December 31, 2018
Harbor Pointe (1)	$11,024	5.85%	December 2018	$—	$460
Perimeter Square (1)	Interest only	6.50%	June 2019	—	6,250
Perimeter Square construction loan (1)	Interest only	6.50%	June 2019	—	247
Revere Term Loan	$109,658	10.00%	April 2019	—	1,059
Senior convertible notes	$234,199	9.00%	June 2019	—	1,369
DF I-Moyock	$10,665	5.00%	July 2019	—	73
Rivergate	$132,968	LIBOR + 295 basis points	December 2019	21,545	22,117
KeyBank Line of Credit (6)	$350,000	LIBOR + 350 basis points	Various (6)	17,879	52,102
Folly Road	$32,827	4.00%	March 2020	5,922	6,073
Columbia Fire Station	$25,452	4.00%	May 2020	4,051	4,189
Shoppes at TJ Maxx	$33,880	3.88%	May 2020	5,344	5,539
First National Bank Line of Credit (7)	$24,656	LIBOR + 300 basis points	September 2020	1,214	2,938
Lumber River	$10,723	LIBOR + 350 basis points	October 2020	1,404	1,448
JANAF Bravo	$36,935	4.65%	January 2021	6,372	6,500
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,759	3,868
Litchfield Market Village	$46,057	5.50%	November 2022	7,452	—
Twin City Commons	$17,827	4.86%	January 2023	2,983	3,048
New Market	$48,747	5.65%	June 2023	6,713	6,907
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,361	7,567
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,642	5,713
JANAF	$333,159	4.49%	July 2023	50,599	52,253
Tampa Festival	$50,797	5.56%	September 2023	8,077	8,227
Forrest Gallery	$50,973	5.40%	September 2023	8,381	8,529
Riversedge North	$11,436	5.77%	December 2023	1,767	1,800
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,675	11,867
Cypress Shopping Center	$34,360	4.70%	July 2024	6,268	6,379
Port Crossing	$34,788	4.84%	August 2024	6,032	6,150
Freeway Junction	$41,798	4.60%	September 2024	7,725	7,863
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,416	3,486
Graystone Crossing (1)	$20,386	4.55%	October 2024	—	3,863
Bryan Station	$23,489	4.52%	November 2024	4,394	4,472
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	Interest only	4.15%	February 2025	8,113	8,113
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	Interest only	4.82%	December 2025	4,620	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,957	5,065
Chesapeake Square	$23,857	4.70%	August 2026	4,354	4,434
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	Interest only	4.93%	January 2027	8,516	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,351	—
Laburnum Square	Interest only	4.28%	September 2029	7,665	—
Total Principal Balance (1)				347,059	369,612
Unamortized debt issuance cost (1)				(4,172)	(5,144)
Total Loans Payable, including assets held for sale				342,887	364,468
Less loans payable on assets held for sale, net loan amortization costs				1,974	4,278
Total Loans Payable, net				$340,913	$360,190
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner, Shoppes at Myrtle Park, South Lake and St. Matthews (assets held for sale). The various maturity dates are disclosed below within Note 7 under the KeyBank Line of Credit.
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

KeyBank Line of Credit

As of December 31, 2019, the Company has borrowed $17.88 million under the Amended and Restated Credit Agreement with KeyBank National Association ("KeyBank"), which is collateralized by 7 properties. At December 31, 2019, the outstanding borrowings are accruing interest at 5.29%. The Amended and Restated Credit Agreement contains certain financial covenants that the Company must meet, including minimum leverage, fixed charge coverage and debt service coverage ratios as well as a minimum tangible net worth requirement. The Company was in compliance with the financial covenants as of December 31, 2019. The Amended and Restated Credit Agreement also contains certain events of default, and if they occur, may cause KeyBank to terminate the Amended and Restated Credit Agreement and declare amounts owed to become immediately payable. As of December 31, 2019, the Company has not incurred an event of default under the Amended and Restated Credit Agreement.

The KeyBank Line of Credit had the following activity during the years ended December 31, 2019 and 2018:

•
On March 2, 2018, KeyBank reduced the liquidity requirement from $5.00 million to $3.50 million through March 31, 2018. The liquidity requirement reverted back to $5.00 million subsequent to March 31, 2018 until such time as the Total Commitment (as defined in the Amended and Restated Credit Agreement) has been reduced to $52.50 million and $3.50 million at all times thereafter;

•
On August 7, 2018, the Amended and Restated Credit Agreement was modified effective July 1, 2018 which provided for an extension to August 23, 2018 by which the outstanding borrowings were to be reduced to $52.50 million, in addition to modifying certain covenants. The Company and KeyBank anticipated that an over advance (the “Overadvance”) on the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) would exist and agreed that the Company should have a period through October 31, 2018 to repay such Overadvance or otherwise properly balance the Borrowing Base Availability;

•	On October 15, 2018, KeyBank extended the time which the Company is to repay the Overadvance of $3.83 million to February 28, 2019 or otherwise properly balance the Borrowing Base Availability;

•	On March 11, 2019, KeyBank extended the time which the Company is to repay the Overadvance to March 31, 2019 or otherwise properly balance the Borrowing Base Availability;

•	$850 thousand principal paydown on March 19, 2019;

•
Entered into a First Amendment to the Amended and Restated Credit Agreement (the "First Amendment to the Amended and Restated Credit Agreement") on April 25, 2019. The First Amendment to the Amended and Restated Credit Agreement, among other provisions, waived the Overadvance and replaced the Borrowing Base Availability (as defined in the Amended and Restated Credit Agreement) with an interest coverage ratio. Additionally, the KeyBank Line of Credit shall be reduced to $27.00 million by July 31, 2019, $7.50 million by September 30, 2019 and the interest rate increases to LIBOR plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million;

•	$1.00 million principal payment and began making monthly principal payments of $250 thousand on May 1, 2019 in accordance with the First Amendment to the Amended and Restated Credit Agreement; and

•
Entered into the Second Amendment to the Amended and Restated Credit Agreement (the "Second Amendment to the Amended and Restated Credit Agreement") effective December 21, 2019 and the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment to the Amended and Restated Credit Agreement, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the KeyBank Line of Credit shall be reduced to $10.00 million by January 31, 2020, $2.00 million by April 30, 2020 and fully matures on June 30, 2020.

•	The following collateralized portions of the Amended and Restated Credit Agreement had principal paydowns associated with each property’s refinancing as noted below:

•	$9.13 million paydown from New Market, Ridgeland and Georgetown, refinancing proceeds on June 28, 2018;

•	$6.80 million paydown and a $3.83 million reduction of Overadavance on the Borrowing Base Availability from Ladson Crossing, Lake Greenwood and South Park, refinancing proceeds in September 2018;

•	$15.46 million paydown from Village of Martinsville refinancing proceeds on June 28, 2019;

•	$7.55 million paydown from Laburnum Square refinancing proceeds on August 1, 2019; and

•	$7.16 million paydown from Litchfield Market Village refinancing proceeds on November 1, 2019.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Revere Term Loan Agreement

As of December 31, 2019, the Revere Term Loan was paid in full. The following amendments and payments were made to the Revere Term Loan during the years ended December 31, 2019 and 2018:

•
Second Amendment executed on May 14, 2018 extended the maturity from May 15, 2018 to November 1, 2018 with monthly principal payments of $200 thousand, until the balance of the Revere Term Loan is less than $3.50 million, at which time the monthly principal payments reduced to $100 thousand. The Second Amendment increased the interest rate from 8.00% to 9.00% and increased the “Exit Fee” from $360 thousand to $500 thousand. If the balance of the Revere Term Loan was not less than $3.50 million by July 15, 2018, then the interest rate would increase to 10%;

•	Paid $500 thousand towards principal in conjunction with the Second Amendment;

•
Paid down $2.60 million on the Revere Term Loan in conjunction with the sale of the undeveloped land parcel at Laskin Road on June, 19, 2018 and made a $150 thousand principal payment on June 28, 2018 as part of the Deutsche Bank refinance, as discussed below;

•	Paid down $1.30 million on the Revere Term Loan in conjunction with the sale of Shoppes at Eagle Harbor and per the Third Amendment paid a $75 thousand release fee on September 27, 2018;

•	Paid down $299 thousand as part of the sale of Monarch Bank on October 22, 2018;

•
Fourth Amendment executed on November 5, 2018, extended the maturity date to February 1, 2019 from November 1, 2018, increased the “Exit Fee” to $575 thousand from $500 thousand and increased the interest rate to 10% from 9%;

•	Paid down $100 thousand on the Revere Term Loan in conjunction with the Fourth Amendment;

•	Fifth Amendment executed on November 21, 2018, resulted in the Company paying the $575 thousand Exit Fee with proceeds from the Riversedge North refinance;

•	Sixth Amendment executed on January 29, 2019, extended the maturity date to April 1, 2019 from February 1, 2019 and created an additional “Exit Fee” of $20 thousand;

•	Paid down $323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;

•	Paid down $30 thousand in conjunction with the sale of a Harbor Pointe parcel on February 7, 2019; and

•	Paid down the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

Revere Warrant Agreement

In connection with the Revere Term Loan, the Company and Revere entered into the Revere Warrant Agreement dated as of April 8, 2016, pursuant to which the Company agreed to issue the Warrant to Revere. The terms of the Revere Warrant Agreement provide that solely in the event of an Event of Default (as defined in the Revere Term Loan) under the Revere Term Loan, Revere shall have the right to purchase an aggregate of up to 750,000 shares of the Company’s Common Stock for an exercise price equal to $0.0001 per share. The Warrant was exercisable at any time and from time to time during the period starting on April 8, 2016 and expiring on February 1, 2019 at 11:59 p.m., Virginia Beach, Virginia time, solely in the event of an Event of Default under the Revere Term Loan. The Company did not receive any proceeds from the issuance of the Warrant; rather the Warrant served as collateral for the Revere Term Loan, the proceeds of which were used as partial consideration for the A-C Portfolio. The issuance of the Warrant was exempt from registration pursuant to the exemption provided by Rule 506 of Regulation D under the Securities Act of 1933, as amended based upon the above facts, because Revere was an accredited investor and because the issuance of the Warrant was a private transaction by the Company and did not involve any public offering. The Warrant was treated as embedded equity and separate disclosure is not necessary. The Warrants fully expired in 2019.

Senior Convertible Notes

Effective as of December 15, 2018, the Company extended the $1.37 million Amended Convertible Notes to June 15, 2019 with monthly principal and interest payments of $234,199 at a rate of 9.00%.

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

Deutsche Bank Refinance

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

Perimeter Square Refinance and Construction Loan

On October 5, 2018, the Company executed a promissory note for $247 thousand for construction at Perimeter at a rate of 6.00% with a December 2018 maturity date. Monthly interest only payments were due through December 2018.

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

Monarch Bank Building Payoff

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

Harbor Pointe Payoff

On February 7, 2019, the principal balance on the Harbor Pointe loan was paid in full with the sale of a 1.28 acre parcel located at the property, as detailed in Note 3.

Graystone Crossing Payoff

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Loans Payable (continued)

Litchfield Market Village Refinance

On November 1, 2019 the Company executed a promissory note for $7.50 million for the refinancing of Litchfield Market Village at a fixed interest rate of 5.50%. The loan matures on November 1, 2022 with monthly principal and interest payments of $46,057.

Loan Covenants

Certain of the Company’s loans payable have covenants with which the Company is required to comply. As of December 31, 2019, the Company believes it is in compliance with covenants and is not considered in default on any loans.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2019, including loans payable on assets held for sale, are as follows (in thousands):

For the Years Ended December 31,
2020	$62,068
2021	11,093
2022	15,646
2023	85,326
2024	44,020
Thereafter	128,906
Total principal repayments and debt maturities	$347,059

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the year ending December 31, 2020 of $62.07 million, including $17.88 million on the KeyBank Line of Credit which is collateralized by seven properties within the portfolio. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. Subsequent to December 31, 2019, the $21.55 million Rivergate loan has been extended to March 20, 2020 and the KeyBank Line of Credit has been reduced to $10.00 million as of January 31, 2020, a result of refinancing of Shoppes at Myrtle Park and selling of St. Matthews combined with monthly principal payments. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt;

•	possible sale of six undeveloped land parcels; and

•	sale of additional properties, if necessary.

Management is working with lenders to refinance certain properties off of the KeyBank Line of Credit in an effort to reduce the balance prior to maturity. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

8. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of December 31, 2019 are as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Rentals under Operating Leases (continued)

For the Years Ended December 31,
2020	$45,205
2021	38,521
2022	32,072
2023	25,902
2024	19,433
Thereafter	50,780
Total minimum rents	$211,913

9. Equity and Mezzanine Equity

The Company has authority to issue 33,750,000 shares of stock, consisting of 18,750,000 shares of $0.01 par value Common Stock (“Common Stock”) and 15,000,000 shares of preferred stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock (“Series B Preferred ”), 4,000,000 shares as Redeemable Preferred Stock ("Series D Preferred") and 4,500 shares of Series A Preferred Stock ("Series A Preferred").

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 98.34% interest in the Operating Partnership as of December 31, 2019. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common shareholders. As of December 31, 2019 and 2018, there were 14,105,712 of common units outstanding with the Trust owning 13,871,693 and 13,870,680, respectively, of these common units.

Series A Preferred Stock

At December 31, 2019 and December 31, 2018, the Company had 562 shares without par value Series A
Preferred Stock ("Series A Preferred") issued and outstanding, 4,500 authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At December 31, 2019 and December 31, 2018, the Company had 1,875,748 shares and 5,000,000 shares of no par value Series B Preferred issued and authorized with a $25.00 liquidation preference per share, or $46.90 million. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, $0.01 par value per share, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series Preferred B has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity and Mezzanine Equity (continued)

Series D Preferred Stock- Redeemable Preferred Stock

In January 2018, the Company, issued and sold 1,363,636 shares of Series D Preferred, in a public offering. Each share of Series D Preferred Stock was sold to investors at an offering price of $16.50 per share, resulting in net proceeds of $21.16 million, which included the impact of the underwriters' selling commissions and legal, accounting and other professional fees.

At December 31, 2019 and 2018, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Preferred with a $25.00 liquidation preference per share, or $101.66 million and $91.98 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company, may at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

The changes in the carrying value of the Series D Preferred for the years ended December 31, 2019 and 2018 is as follows (in thousands):

Series D Preferred
Balance December 31, 2017	$53,236
Accretion of Preferred Stock discount	592
Issuance of Preferred Stock for acquisition of JANAF	21,158
Undeclared dividends	1,969
Balance December 31, 2018	76,955
Accretion of Preferred Stock discount	593
Undeclared dividends	9,677
Balance December 31, 2019	$87,225

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

As of December 31, 2019 and 2018, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2019		December 31, 2018
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	234,019	234,019	235,032	235,032
Series B Preferred Stock	1,875,748	1,172,343	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541	3,600,636	5,307,541
Warrants to purchase Common Stock	—	—	—	276,746

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Equity and Mezzanine Equity (continued)

On December 20, 2018, the Board of Directors suspended payment of the fourth quarter dividends on shares of its Series A Preferred, Series B Preferred and Series D Preferred, which has not been reinstated as of December 31, 2019. The following table summarizes the preferred stock dividends (in thousands except for per share amounts):

	Series A Preferred			Series B Preferred			Series D Preferred
Record Date/Arrears Date	Declared	Arrears	Per Share	Declared	Arrears	Per Share	Declared	Arrears	Per Share
3/31/19	$—	$13	$22.50	$—	$1,055	$0.56	$—	$2,419	$0.67
6/30/19	—	13	$22.50	—	1,055	$0.56	—	2,419	$0.67
9/30/19	—	13	$22.50	—	1,056	$0.56	—	2,419	$0.67
12/31/19	—	12	$22.50	—	1,055	$0.56	—	2,420	$0.67
For the year ended December 31, 2019	$—	$51		$—	$4,221		$—	$9,677

3/31/18	$13	$—	$22.50	$1,055	$—	$0.56	$1,969	$—	$0.55
6/30/18	13	—	$22.50	1,055	—	$0.56	1,969	—	$0.55
9/30/18	13	—	$22.50	1,056	—	$0.56	1,969	—	$0.55
12/31/18	—	13	$22.50	—	1,055	$0.56	—	1,969	$0.55
For the year ended December 31, 2018	$39	$13		$3,166	$1,055		$5,907	$1,969

There were no dividends declared to holders of Common Stock for the years ended December 31, 2019 and 2018.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan ("Stock Incentive Plan"). As of December 31, 2019, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan and there were no shares issued in 2019 or 2018.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2019	181,807	$166
2018	206,358	1,057

As of December 31, 2019, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan.

10. Lease Commitments

The Company has ground leases that are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2019, the weighted average remaining lease term is 35 years. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Lease Commitments (continued)

	For the Years Ended December 31,
	2019	2018	Expiration Year
Amscot	$25	$18	2045
Beaver Ruin Village	54	46	2054
Beaver Ruin Village II	22	19	2056
Leased office space Charleston, SC	67	100	2019
Moncks Corner	121	121	2040
Devine Street (1)	396	250	2051
JANAF (2)	290	258	2069
Total ground leases	$975	$812
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $139 thousand and $113 thousand in variable percentage rent, during the years ended December 31, 2019 and 2018, respectively.

Supplemental information related to leases is as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Cash paid for amounts included in the measurement of operating lease liabilities	$644	$—
Leased assets obtained in exchange for new operating lease liabilities	$11,904	$—

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of December 31, 2019 and a reconciliation of those cash flows to the operating lease liabilities at December 31, 2019 are as follows (in thousands):

For the Years Ended December 31,
2020	$583
2021	637
2022	640
2023	642
2024	644
Thereafter	23,109
Total minimum lease payments (1)	26,255
Discount	(14,334)
Operating lease liabilities	$11,921
(1) Operating lease payments include $7.54 million related to options to extend lease terms that are reasonably certain of being exercised.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 36% and 60%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This is an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back a portion of its Series D Preferred. The Company is defending this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. Plaintiffs are not seeking any specific damage amount; rather, their prayer for

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (continued)

relief asks the Court to order that the Company must redeem the Series D Preferred in accordance with the terms of the original Articles Supplementary, not commit any further alleged violations of the Articles Supplementary, and award them their costs, expenses and attorneys' fees. In the event a redemption is required, the redemption provisions of the Articles Supplementary permit the Company to redeem those Series D Preferred that it chooses to redeem (not necessarily JCP's Preferred Shares). Accordingly, it is difficult to assess the Company's anticipated exposure in this case at this time. After discovery was completed, JCP filed a motion for summary judgment, which the Court denied on January 29, 2020. In February 2020, the parties reached a settlement which provides JCP will dismiss the lawsuit without prejudice.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that he was improperly terminated and is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Jon Wheeler was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contracting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company has filed a Counterclaim against Jon Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Jon Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. The Court is expected to make its rulings by mid-March, 2020. At this juncture, the outcome of the matter cannot be predicted.

BOKF, NA v. WD-1 Associates, LLC, et al, Court of Common Pleas for Beaufort County, South Carolina. This is a lawsuit filed by BOKF ("Bank of Arkansas") the lead lender for Sea Turtle project in Hilton Head, South Carolina against WD-1 Associates, LLC and Jon Wheeler for default on BOKF's two construction loans. BOKF seeks appointment of a Receiver to take over the financial management of the project that WD-1 was allegedly (mis)handling. The lawsuit pending in Beaufort County is presently stayed as to WD-1, pursuant to the Chapter 11 Bankruptcy proceeding it filed in Charleston, South Carolina. In the lawsuit pending in Beaufort County, BOKF has moved for a default judgment against Jon Wheeler, who personally guaranteed the two BOKF loans. The Company's subsidiary, Wheeler Real Estate, LLC is named in the lawsuit pending in Beaufort County solely in its position as the former property manager for WD-1 Associates, to obtain financial information. No damages are sought from Wheeler Real Estate, LLC in the Beaufort County action. The Company's subsidiaries are creditors in the Chapter 11 Bankruptcy. WD-1 is seeking a sale of the project real estate through the bankruptcy proceedings. BOKF’s credit bid purchase of Sea Turtle was approved by the Bankruptcy Court for $18.75 million in February, 2020. At this juncture, the proceeds, if any, awarded to the Company are expected to be immaterial.

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

Harbor Pointe Tax Increment Financing

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2.42 million, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Harbor Pointe Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies (continued)

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.23 million, the principal amount of the bonds, as of December 31, 2019. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. In 2019 and 2018, we funded approximately $79 thousand and $73 thousand, respectively in debt service shortfalls. No amounts have been accrued for this as of December 31, 2019 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

12. Related Party Transactions

The following summarizes related party activity as of and for the years ended December 31, 2019 and 2018. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	December 31,
	2019	2018
Amounts paid to affiliates	$—	$15
Amounts received from affiliates	$19	$116
Notes receivable, net	$—	$5,000

As discussed in Note 4, the Company loaned $11.00 million for the partial funding of Sea Turtle and loaned $1.00 million for the sale of land to be used in the development. During the years ended December 31, 2019 and 2018, the Company recognized a $5.00 million and $1.74 million impairment charge, respectively, on the note receivable, reducing the carrying value to zero. The Company has placed the notes receivable on nonaccrual status and has not recognized $1.44 million and $1.44 million of interest income due on the notes for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, $4.22 million of accrued interest remains unpaid. In February 2018, the Company's agreement to perform development, leasing, property and asset management services for Sea Turtle Development was terminated. Sea Turtle Development is a related party as Jon Wheeler, the Company's former CEO, is the managing member. Prior to the termination of the agreements, development fees of 5% of hard costs incurred were due to the Company. Leasing, property and asset management fees were consistent with those charged for services provided to non-related properties.

The Company recovered $23 thousand and $77 thousand in amounts due from related parties for the years ended December 31, 2019 and 2018, respectively, which were previously reserved. These recoveries are included in the respective revenue category which they relate on the consolidated statements of operations. The total allowance on related party receivables at December 31, 2019 and 2018 is $2.15 million and $2.20 million, respectively.

Amounts due from Sea Turtle Development are reserved due to uncertainty surrounding the collectability given the pending legal proceedings and bankruptcy further detailed in Note 4.

Amounts due from other non-REIT properties have been reserved based on available cash flows at the respective properties and payment history. There were no additional reserves recorded in 2019 and 2018. In February 2018 the management agreements for these properties were terminated.

There were no additional reserves recorded for the years ended December 31, 2019 and 2018.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Subsequent Events

St. Matthews

On January 21, 2020, the Company completed the sale of St. Matthews, which is collateral on the Amended and Restated Credit Agreement, for a contract price of $1.78 million, resulting in a paydown of $1.78 million to the KeyBank Line of Credit.

Shoppes at Myrtle Park Refinance

On January 23, 2020, the Company refinanced the Shoppes at Myrtle Park collateralized portion of the Amended and Restated Credit Agreement for $6.00 million at a fixed interest rate of 4.45%, resulting in a paydown of $5.75 million on the KeyBank Line of Credit.

Rivergate Extension

On January 30, 2020, effective December 21, 2019, the Company and the Synovus Bank agreed to extend the loan maturity to March 20, 2020.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2019

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
		(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2019	$3,269	$426	$(402)	$3,293
Year Ended December 31, 2018	$3,069	$434	$(234)	$3,269

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2019

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	151	—	942	4,496	5,438
Riversedge North	910	2,208	(37)	—	910	2,171	3,081
Surrey Plaza	381	1,857	—	—	381	1,857	2,238
The Shoppes at TJ Maxx	2,115	6,719	616	—	2,115	7,335	9,450
Twin City Commons	800	3,041	134	—	800	3,175	3,975
Walnut Hill Plaza	734	2,414	1,334	—	734	3,748	4,482
Tampa Festival	4,653	6,691	408	—	4,695	7,057	11,752
Forrest Gallery	3,015	7,455	1,073	—	3,015	8,528	11,543
Winslow Plaza	1,325	3,684	210	—	1,370	3,849	5,219
Clover Plaza	356	1,197	26	—	356	1,223	1,579
St. George Plaza	706	1,264	46	—	752	1,264	2,016
South Square	353	1,911	31	—	374	1,921	2,295
Westland Square	887	1,710	57	—	901	1,753	2,654
Waterway Plaza	1,280	1,248	285	—	1,299	1,514	2,813
Cypress Shopping Center	2,064	4,579	246	—	2,064	4,825	6,889
Harrodsburg Marketplace	1,431	2,485	72	—	1,509	2,479	3,988
Port Crossing Shopping Center	792	6,921	102	—	792	7,023	7,815
LaGrange Marketplace	390	2,648	273	—	430	2,881	3,311
DF I-Courtland (1)	196	—	—	—	196	—	196
Edenton Commons (1)	746	—	—	—	746	—	746
DF I-Moyock (1)	179	—	—	—	179	—	179
Freeway Junction	1,521	6,755	120	—	1,521	6,875	8,396
Bryan Station	1,658	2,756	77	—	1,658	2,833	4,491
Crockett Square	1,546	6,834	183	—	1,565	6,998	8,563
Harbor Pointe (1)	1,538	—	(359)	—	1,179	—	1,179
DF I-Berkley	250	—	—	—	250	—	250
Pierpont Centre	484	9,221	171	—	676	9,200	9,876
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	1,616	—	707	9,200	9,907
Butler Square	1,024	6,401	197	—	1,024	6,598	7,622
Brook Run Shopping Center	2,209	12,919	573	—	2,377	13,324	15,701
Beaver Ruin Village	2,604	8,284	10	—	2,604	8,294	10,898
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967
Columbia Fire Station	1,706	599	4,719	—	1,706	5,318	7,024
Chesapeake Square	895	4,112	922	—	1,232	4,697	5,929
Sunshine Plaza	1,183	6,368	148	—	1,183	6,516	7,699
Barnett Portfolio	3,107	8,912	168	—	3,193	8,994	12,187
Grove Park	722	4,590	22	—	741	4,593	5,334
Parkway Plaza	772	4,230	32	—	778	4,256	5,034
Fort Howard Square	1,890	7,350	396	—	1,928	7,708	9,636

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Conyers Crossing	$2,034	$6,820	$67	$—	$2,034	$6,887	$8,921
Darien Shopping Center	188	1,054	—	—	188	1,054	1,242
Devine Street	365	1,941	—	—	365	1,941	2,306
Folly Road	5,992	4,527	—	—	5,992	4,527	10,519
Georgetown	742	1,917	93	—	742	2,010	2,752
Ladson Crossing	2,981	3,920	106	—	3,052	3,955	7,007
Lake Greenwood Crossing	550	2,499	17	—	550	2,516	3,066
Lake Murray	447	1,537	—	—	447	1,537	1,984
Litchfield I	568	929	60	—	568	989	1,557
Litchfield II	568	936	48	—	568	984	1,552
Litchfield Market Village	2,970	4,716	119	—	3,042	4,763	7,805
Moncks Corner	—	1,109	—	—	—	1,109	1,109
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	817	—	3,182	6,177	9,359
South Lake	804	2,025	(33)	—	804	1,992	2,796
South Park	943	2,967	84	—	1,005	2,989	3,994
St. Matthews (1)	338	1,490	(10)	—	338	1,480	1,818
Berkley	1,005	2,865	(55)	—	1,005	2,810	3,815
Sangaree	2,302	2,922	636	—	2,503	3,357	5,860
Tri-County	411	3,421	146	—	552	3,426	3,978
Riverbridge	774	5,384	—	—	774	5,384	6,158
Laburnum Square	3,736	5,928	213	—	3,811	6,066	9,877
Franklin Village	2,608	9,426	30	—	2,608	9,456	12,064
Village at Martinsville	5,208	12,879	20	—	5,228	12,879	18,107
New Market Crossing	993	5,216	363	—	1,042	5,530	6,572
Rivergate Shopping Center	1,570	30,694	136	—	1,672	30,728	32,400
JANAF	8,267	66,549	333	—	8,327	66,822	75,149
Totals	$98,878	$352,365	$17,256	$—	$100,937	$367,562	$468,499

(1) Includes impairment charges described in Note 3 of the consolidated audited financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Amscot Building	(3)	$230	5/15/2004		5-40 years
Lumber River Village	$1,404	1,012		11/16/2012	5-40 years
Riversedge North	1,767	1,419	4/17/2008	12/21/2012	5-40 years
Surrey Plaza	(3)	485		12/21/2012	5-40 years
The Shoppes at TJ Maxx	5,344	1,966		11/16/2012	5-40 years
Twin City Commons	2,983	691		12/18/2012	5-40 years
Walnut Hill Plaza	3,759	2,150		12/14/2007	5-15 years
Tampa Festival	8,077	1,636		8/26/2013	5-40 years
Forrest Gallery	8,381	1,877		8/29/2013	5-40 years
Winslow Plaza	4,620	888		12/19/2013	5-40 years
Clover Plaza	1,986	209		12/23/2013	5-40 years
St. George Plaza	2,503	231		12/23/2013	5-40 years
South Square	2,038	303		12/23/2013	5-40 years
Westland Square	2,601	302		12/23/2013	5-40 years
Waterway Plaza	2,547	230		12/23/2013	5-40 years
Cypress Shopping Center	6,268	750		7/1/2014	5-40 years
Harrodsburg Marketplace	3,416	408		7/1/2014	5-40 years
Port Crossing Shopping Center	6,032	1,701		7/3/2014	5-40 years
LaGrange Marketplace	(6)	518		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)		—		8/15/2014	N/A
DF I-Moyock (undeveloped land)		—		8/15/2014	N/A
Freeway Junction	7,725	1,154		9/4/2014	5-40 years
Bryan Station	4,394	464		10/2/2014	5-40 years
Crockett Square	6,338	1,180		11/5/2014	5-40 years
Harbor Pointe (undeveloped land)		—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		—		12/1/2014	N/A
Pierpont Centre	8,113	1,425		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace	5,750	1,335		4/1/2015	5-40 years
Butler Square	5,640	870		4/15/2015	5-40 years
Brook Run Shopping Center	10,950	3,166		6/2/2015	5-40 years
Beaver Ruin Village	(4)	1,078		7/1/2015	5-40 years
Beaver Ruin Village II	(4)	358		7/1/2015	5-40 years
Columbia Fire Station	4,051	212	8/31/2018	7/1/2015	5-40 years
Chesapeake Square	4,354	833		7/10/2015	5-40 years
Sunshine Plaza	5,900	879		7/21/2015	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Barnett Portfolio	$8,770	$1,319		8/21/2015	5-40 years
Grove Park	3,800	721		9/9/2015	5-40 years
Parkway Plaza	3,500	553		9/15/2015	5-40 years
Fort Howard Square	7,100	953		9/30/2015	5-40 years
Conyers Crossing	5,960	1,109		9/30/2015	5-40 years
Darien Shopping Center	(1)	117		4/12/2016	5-40 years
Devine Street	(1)	200		4/12/2016	5-40 years
Folly Road	5,922	484		4/12/2016	5-40 years
Georgetown	(6)	215		4/12/2016	5-40 years
Ladson Crossing	(7)	454		4/12/2016	5-40 years
Lake Greenwood Crossing	(7)	269		4/12/2016	5-40 years
Lake Murray	(1)	197		4/12/2016	5-40 years
Litchfield I	(5)	127		4/12/2016	5-40 years
Litchfield II	(5)	136		4/12/2016	5-40 years
Litchfield Market Village	(5)	553		4/12/2016	5-40 years
Moncks Corner	(1)	128		4/12/2016	5-40 years
Ridgeland	(6)	51		4/12/2016	5-40 years
Shoppes at Myrtle Park	(1)	695		4/12/2016	5-40 years
South Lake	(1)	207		4/12/2016	5-40 years
South Park	(7)	306		4/12/2016	5-40 years
St. Matthews	(1)	167		4/12/2016	5-40 years
Berkley	(2)	276		11/10/2016	5-40 years
Sangaree	(2)	470		11/10/2016	5-40 years
Tri-County	(2)	437		11/10/2016	5-40 years
Riverbridge	4,000	557		11/15/2016	5-40 years
Laburnum Square	7,665	602		12/7/2016	5-40 years
Franklin Village	8,516	839		12/12/2016	5-40 years
Village at Martinsville	16,351	1,333		12/16/2016	5-40 years
New Market Crossing	6,713	522		12/20/2016	5-40 years
Rivergate Shopping Center	21,545	2,745		12/21/2016	5-40 years
JANAF	61,928	3,931		1/18/2018	5-40 years
Totals		$50,633
(1) Properties secure a $17.9 million mortgage note.
(2) Properties secure a $9.4 million mortgage note.
(3) These properties secure a $1.2 million bank line of credit.
(4) Properties secure a $9.4 million mortgage note.
(5) Properties secure a $7.5 million mortgage note.
(6) Properties secure a $5.6 million mortgage note.
(7) Properties secure a $7.4 million mortgage note.

Schedule III-Real Estate and Accumulated Depreciation (Continued)

	2019	2018
	(in thousands)
Balance at beginning of period	$482,103	$415,379
Additions during the period:
Acquisitions	35	75,123
Improvements	2,711	5,574
Impairments	(1,598)	(3,938)
Disposals	(14,752)	(10,035)
Balance at end of period	$468,499	$482,103

Item 16.        Form 10-K Summary.

Not applicable.
EXHIBIT INDEX

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as exhibit to Form 8-K, filed on August 8, 2016).

3.2	Articles of Supplementary of the Registrant dated September 16, 2016 (Filed as exhibit to Form 8-K, filed on September 20, 2016).

3.3	Articles of Supplementary of the Registrant dated December 1, 2016 (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.6	Amended and Restated Bylaws of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-177262) previously filed on February 14, 2012 pursuant to the Securities Act of 1933).

3.7	Certificate of Correction of Articles Supplementary (Filed as exhibit to Form 8-K, filed on May 4, 2018).

3.8
Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form S-11 (Registration No. 333-198245) previously filed on August 20, 2014 pursuant to the Securities Act of 1933).

3.9
Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units (Filed as exhibit to Form 8-K, filed on April 15, 2015).

3.10
Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units (Filed as exhibit to Form 8-K, filed on July 15, 2016).

3.11
Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units (Filed as exhibit to Form 8-K, filed on September 20, 2016).

3.12
Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.13	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form 8-K, filed on September 5, 2019).

4.1	Form of Certificate of Common Stock of Registrant (Filed as exhibit to Form 8-K, filed on April 3, 2017).

4.2	Form of Certificate of Series B Preferred Stock of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-194831) previously filed on April 23, 2014 pursuant to the Securities Act of 1933).

4.3	Form of Certificate of Series D Preferred Stock of the Registrant (Filed as exhibit to Form 8-K, filed on September 20, 2016).

4.4	Description of Securities (Filed herewith).

10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 8, 2015).

10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 16, 2016).

10.3	Employment Agreement with David Kelly (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.4	Employment Agreement with Matthew Reddy (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.5	Employment Agreement with M. Andrew Franklin (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.6	Employment Agreement with Crystal Plum (Filed as exhibit to Form 8-K, filed on February 20, 2020).

10.7
Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc (Filed as exhibit to Form 8-K, filed on October 30, 2014).

10.8
Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.9	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.10	Tax Protection Agreement dated February 8, 2017 (Filed as exhibit to Form 8-K, filed on February 10, 2017).

10.11	Amended and Restated Credit Agreement dated December 21, 2017 (Filed as exhibit to Form 8-K, filed on December 22, 2017).

10.12	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018 (Filed as exhibit to Form 8-K/A, filed on March 7, 2018).

10.13	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018 (Filed as exhibit to Form 8-K/A, filed on August 8, 2018).

10.14	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018 (Filed as exhibit to Form 8-K/A, filed on October 19, 2018).

10.15	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated February 28, 2019 (Filed as exhibit to Form 8-K/A, filed on March 14, 2019).

10.16	First Amendment to the KeyBank Amended and Restated Credit Agreement dated April 25, 2019 (Filed as exhibit to Form 8-K/A, filed on May 1, 2019).

10.17	Second Amendment to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.18	Equity Interests Pledge and Security Agreement to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.19
Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.20	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.21	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.22	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.23	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.24	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.25	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.26	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.27	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.28	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.29	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.30	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.31	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.32	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.33	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.34	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (Filed as exhibit to Form 10-K, filed on March 7, 2018).

10.35	JANAF Loan Agreement dated June 5, 2013 (Filed as exhibit to Form 8-K, filed on January 23, 2018).

14.1	Code of Ethics (Filed as exhibit to Form S-11 (Registration No. 333-177262) previously filed on October 12, 2011 pursuant to the Securities Act of 1933).

21.1	Subsidiaries of Registrant (Filed herewith).

23.1	Consent of Cherry Bekaert LLP (Filed herewith).

31.1
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2
Certification of the Chief Financial Officer of Wheeer Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.INS XBRL	Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith).