Form 10-Q
period 2020-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2020-05-12
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd. Virginia Beach. Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 11, 2020, there were 9,694,284 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS:
Investment properties, net	$406,815	$416,215
Cash and cash equivalents	6,695	5,451
Restricted cash	16,543	16,140
Rents and other tenant receivables, net	6,126	6,905
Assets held for sale	6,258	1,737
Above market lease intangibles, net	4,832	5,241
Operating lease right-of-use assets	11,603	11,651
Deferred costs and other assets, net	20,277	21,025
Total Assets	$479,149	$484,365
LIABILITIES:
Loans payable, net	$336,277	$340,913
Liabilities associated with assets held for sale	4,049	2,026
Below market lease intangibles, net	6,035	6,716
Operating lease liabilities	11,920	11,921
Accounts payable, accrued expenses and other liabilities	9,513	9,557
Total Liabilities	367,794	371,133
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $104.08 million and $101.66 million aggregate liquidation preference, respectively)	89,792	87,225

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,109	41,087
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,694,284 shares issued and outstanding)	97	97
Additional paid-in capital	233,870	233,870
Accumulated deficit	(256,037)	(251,580)
Total Shareholders’ Equity	19,492	23,927
Noncontrolling interests	2,071	2,080
Total Equity	21,563	26,007
Total Liabilities and Equity	$479,149	$484,365
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE:
Rental revenues	$15,355	$15,770
Other revenues	219	225
Total Revenue	15,574	15,995
OPERATING EXPENSES:
Property operations	4,723	4,726
Non-REIT management and leasing services	—	23
Depreciation and amortization	4,799	5,816
Impairment of assets held for sale	600	—
Corporate general & administrative	1,872	1,814
Total Operating Expenses	11,994	12,379
(Loss) gain on disposal of properties	(26)	1,839
Operating Income	3,554	5,455
Interest income	1	1
Interest expense	(4,400)	(4,793)
Other expense	(1,024)	—
Net (Loss) Income Before Income Taxes	(1,869)	663
Income tax expense	(8)	(8)
Net (Loss) Income	(1,877)	655
Less: Net (loss) income income attributable to noncontrolling interests	(9)	13
Net (Loss) Income Attributable to Wheeler REIT	(1,868)	642
Preferred Stock dividends - undeclared	(3,657)	(3,657)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(5,525)	$(3,015)

Loss per share:
Basic and Diluted	$(0.57)	$(0.31)

Weighted-average number of shares:
Basic and Diluted	9,694,284	9,606,249

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	$453	1,875,748	$41,109	9,694,284	$97	$233,870	$(256,037)	$19,492	234,019	$2,071	$21,563

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	642	642	—	13	655
Balance, March 31, 2019 (Unaudited)	562	$453	1,875,748	$41,022	9,693,271	$97	$233,861	$(235,131)	$40,302	235,032	$2,207	$42,509

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(1,877)	$655
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	2,938	3,187
Amortization	1,861	2,629
Loan cost amortization	310	392
Above (below) market lease amortization, net	(273)	(226)
Straight-line expense	46	47
Share-based compensation	—	90
Loss (gain) on disposal of properties	26	(1,839)
Credit losses on operating lease receivables	154	90
Impairment of assets held for sale	600	—
Net changes in assets and liabilities:
Rent and other tenant receivables, net	639	251
Unbilled rent	11	(155)
Deferred costs and other assets, net	(1,163)	(625)
Accounts payable, accrued expenses and other liabilities	(49)	(1,797)
Net operating cash flows used in discontinued operations	—	(2)
Net cash provided by operating activities	3,223	2,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(326)	(285)
Cash received from disposal of properties	1,665	3,584
Cash received from disposal of properties-discontinued operations	—	19
Net cash provided by investing activities	1,339	3,318
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(326)	(28)
Loan proceeds	13,350	—
Loan principal payments	(15,939)	(5,381)
Net cash used in financing activities	(2,915)	(5,409)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,647	606
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	21,591	17,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$23,238	$18,605
Supplemental Disclosures:
Non-Cash Transactions:
Accretion of preferred stock discounts	$170	$170
Other Cash Transactions:
Cash paid for interest	$4,100	$4,430

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,695	$4,159
Restricted cash	16,543	14,446
Cash, cash equivalents, and restricted cash	$23,238	$18,605
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2020, the Trust, through the Operating Partnership, owned and operated sixty centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

On October 24, 2014, the Trust, through the Operating Partnership, acquired (i) Wheeler Interests, LLC (“WI”), an acquisition and asset management firm, (ii) Wheeler Real Estate, LLC (“WRE”), a real estate leasing, management and administration firm and (iii) WHLR Management, LLC (“WM” and collectively with WI and WRE the “Operating Companies”), a real estate business operations firm resulting in the Company becoming an internally-managed REIT. Accordingly, the responsibility for identifying targeted real estate investments, the handling of the disposition of real estate investments, administering our day-to-day business operations, including but not limited to, leasing, property management, payroll and accounting functions, acquisitions, asset management and administration are now handled internally.

The Operating Companies perform property management and leasing functions for certain non-related third parties (the “Non-REIT Properties”), primarily through WRE. The Company converted WRE to a Taxable REIT Subsidiary (“TRS”) to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

During January 2014, the Company acquired Wheeler Development, LLC (“WD”) and converted it to a TRS. The Company began performing development activities for both REIT Properties and Non-REIT Properties during 2015.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2019 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company's 2019 Annual Report filed on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”).

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
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the three months ended March 31, 2020 and 2019.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2020 and December 31, 2019, the Company’s allowance for uncollectible accounts totaled $1.14 million. During the three months ended March 31, 2020 and 2019, the Company recorded a provision for credit losses on operating lease receivables in the amount of $154 thousand and $90 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. These are included in rental revenues on the condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company did not realize any recoveries related to tenant receivables previously written off.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2020 and December 31, 2019, there were $3.47 million and $3.41 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three months ended March 31, 2020 and 2019.

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

The below table disaggregates the Company’s revenue by type of service for the three months ended March 31, 2020 and 2019 (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019

Minimum rent	$12,113	$12,461
Tenant reimbursements - variable lease revenue	3,288	3,287
Percentage rent - variable lease revenue	108	112
Lease termination fees	62	49
Other	157	176
Total	15,728	16,085
Credit losses on operating lease receivables	(154)	(90)
Total	$15,574	$15,995

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $30 thousand and $22 thousand, respectively, for federal and state income taxes as of March 31, 2020 and December 31, 2019. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" ("CG&A") line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

	Three Months Ended March 31,
	2020	2019

Professional fees	$1,026	$599
Compensation and benefits	407	676
Corporate administration	331	305
Advertising costs for leasing activities	31	49
Taxes and licenses	18	62
Other	59	123
Total	$1,872	$1,814

Other Expenses

Other expenses represent expenses which are non-operating in nature.  Other expenses during the three months ended March 31, 2020 include $585 thousand in legal settlement costs, see Note 9 for additional details, and $439 thousand for reimbursement of 2019 proxy costs to a current board member as approved by the Company's Board of Directors in March 2020, see Note 10 for additional details.  As of March 31, 2020, $924 thousand of other expenses are accrued and unpaid.

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

The Company elected the practical expedient to combine lease and associated nonlease components. The lease components are the majority of its leasing arrangements and the Company accounts for the combined component as an operating lease. In the event the Company modifies existing ground leases or enters into new ground leases, such leases may be classified as finance leases.

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

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820)". This update modifies the disclosure requirements on fair value measurements in Topic 820 with several removals, modifications and additions for disclosures, which includes both prospective and retrospective disclosures. The guidance adds prospective disclosures related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements including measurement uncertainty disclosures to communicate the uncertainty in the measurement as of the reporting date. The Company adopted this ASU as of January 1, 2020. The adoption did not have material impact on its consolidated financial statements upon adoption of the guidance and there were no retrospective disclosures necessary.
In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under Topic 842, Leases. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.  The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. The revenue from asset management fees and commissions were reclassified to other revenues on the condensed consolidated statements of operations for consistency with current period presentation.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Real Estate

Investment properties consist of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Land and land improvements	$98,957	$100,599
Buildings and improvements	360,620	366,082
Investment properties at cost	459,577	466,681
Less accumulated depreciation	(52,762)	(50,466)
Investment properties, net	$406,815	$416,215

The Company’s depreciation expense on investment properties was $2.94 million and $3.19 million for the three months ended March 31, 2020 and 2019, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale

At March 31, 2020 and December 2019 assets held for sale included Columbia Fire Station and St. Matthews, respectively as the Board committed to a plan to sell each property.

The Company recorded an impairment charge on assets held for sale of $600 thousand for the three months ended March 31, 2020 resulting from reducing the carrying value of Columbia Fire Station for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment charges were recorded for the three months ended March, 31, 2019.

As of March 31, 2020 and December 31, 2019, assets held for sale and associated liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Investment properties, net	$6,189	$1,651
Rents and other tenant receivables, net	9	77
Deferred costs and other assets, net	60	9
Total assets held for sale	$6,258	$1,737

	March 31, 2020	December 31, 2019
	(unaudited)
Loans payable	$4,004	$1,974
Accounts payable, accrued expenses and other liabilities	45	52
Total liabilities associated with assets held for sale	$4,049	$2,026

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

The following properties were sold during the three months ended March 31, 2020 and 2019:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 21, 2020	St. Matthews	$1,775	$(26)	$1,665
March 18, 2019	Graystone Crossing	6,000	1,452	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840

The Harbor Pointe land parcel sale represents discontinued operations as it was a strategic shift that had a major effect on the Company's financial position or results of operations.

The sale of Jenks Plaza, Graystone Crossing and St. Matthews did not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remains classified within continuing operations for all periods presented.

4. Deferred Costs
Deferred costs and other assets, net of amortization are as follows (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Leases in place, net	$13,571	$14,968
Ground lease sandwich interest, net	2,146	2,215
Tenant relationships, net	1,891	2,173
Lease origination costs, net	971	1,038
Legal and marketing costs, net	31	43
Other	1,667	588
Total deferred costs and other assets, net	$20,277	$21,025
As of March 31, 2020 and December 31, 2019, the Company’s intangible accumulated amortization totaled $57.55 million and $57.15 million, respectively. During the three months ended March 31, 2020 and 2019, the Company’s intangible amortization expense totaled $1.86 million and $2.63 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interests is as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining nine months ending December 31, 2020	$3,182	$205	$580	$126	$8	$4,101
December 31, 2021	2,766	274	448	158	8	3,654
December 31, 2022	2,119	274	354	116	6	2,869
December 31, 2023	1,638	274	227	98	5	2,242
December 31, 2024	1,124	274	128	83	3	1,612
December 31, 2025	799	274	62	63	—	1,198
Thereafter	1,943	571	92	327	1	2,934
	$13,571	$2,146	$1,891	$971	$31	$18,610

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2020	December 31, 2019
KeyBank Credit Agreement (6)	$350,000	LIBOR + 350 basis points	Various (6)	$9,300	$17,879
Rivergate	$127,267	LIBOR + 295 basis points	March 2020	21,402	21,545
Columbia Fire Station (1)	$25,452	4.00%	May 2020	4,015	4,051
Tuckernuck	$33,880	3.88%	May 2020	5,294	5,344
First National Bank Line of Credit (7)	$24,656	LIBOR + 300 basis points	September 2020	1,156	1,214
Lumber River	$10,723	LIBOR + 350 basis points	October 2020	1,390	1,404
JANAF Bravo	$36,935	4.65%	January 2021	6,336	6,372
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,730	3,759
Litchfield Market Village	$46,057	5.50%	November 2022	7,418	7,452
Twin City Commons	$17,827	4.86%	January 2023	2,966	2,983
New Market	$48,747	5.65%	June 2023	6,663	6,713
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,308	7,361
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,624	5,642
JANAF	$333,159	4.49%	July 2023	50,173	50,599
Tampa Festival	$50,797	5.56%	September 2023	8,038	8,077
Forrest Gallery	$50,973	5.40%	September 2023	8,342	8,381
Riversedge North	$11,436	5.77%	December 2023	1,758	1,767
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,624	11,675
Cypress Shopping Center	$34,360	4.70%	July 2024	6,239	6,268
Port Crossing	$34,788	4.84%	August 2024	6,002	6,032
Freeway Junction	$41,798	4.60%	September 2024	7,690	7,725
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,398	3,416
Bryan Station	$23,489	4.52%	November 2024	4,373	4,394
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	8,100	8,113
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,988	—
Folly Road	$41,482	4.65%	March 2025	7,350	5,922
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$41,482	4.82%	December 2025	4,603	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,929	4,957
Chesapeake Square	$23,857	4.70%	August 2026	4,336	4,354
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,494	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,258	16,351
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				344,470	347,059
Unamortized debt issuance cost (1)				(4,189)	(4,172)
Total Loans Payable, including assets held for sale				340,281	342,887
Less loans payable on assets held for sale, net loan amortization costs				4,004	1,974
Total Loans Payable, net				$336,277	$340,913
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner and South Lake. The various maturity dates are disclosed below within Note 5 under the KeyBank Credit Agreement.
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

KeyBank Credit Agreement

As of March 31, 2020, the Company has borrowed $9.30 million under the Amended and Restated Credit Agreement ("KeyBank Credit Agreement") with KeyBank National Association ("KeyBank"), which is collateralized by five properties. At March 31, 2020, the outstanding borrowings are accruing interest at 4.46%.

The KeyBank Credit Agreement had the following activity during the three months ended March 31, 2020:

•
Entered into the Second Amendment to the KeyBank Credit Agreement (the "Second Amendment") on January 24, 2020, effective December 21, 2019, and the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the Second Amendment provided that the outstanding balance on the KeyBank Credit Agreement shall be reduced to $10.00 million by January 31, 2020, $2.00 million by April 30, 2020 and fully matures on June 30, 2020. Although the Company has made and continues to make the required monthly principal payments, the Company did not meet the April 30, 2020 required outstanding balance paydown. The Company remains in negotiations with KeyBank to extend the maturity date to December 31, 2020. Additionally, KeyBank has agreed to allow the Company to retain the $1.26 million in proceeds received from the Folly Road refinance during negotiations. As of May 12, 2020, the balance on the KeyBank Credit Agreement is $8.60 million.

•	The following collateralized portions of the KeyBank Credit Agreement had principal paydowns associated with each property’s refinancing or sale as noted below:

•	$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020; and

•	$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020.

Shoppes at Myrtle Park Refinance

On January 23, 2020, the Company refinanced the Shoppes at Myrtle Park collateralized portion of the KeyBank Credit Agreement for $6.00 million at a fixed interest rate of 4.45%, resulting in a paydown of $5.75 million on the KeyBank Credit Agreement. The loan matures in February 2025 with monthly principal and interest payments of $33 thousand.

Rivergate Extension

On January 30, 2020, effective December 21, 2019, the Company and Synovus Bank agreed to extend the loan maturity to March 20, 2020. Subsequent to March 31, 2020 the Company entered into a Second Amendment with Synovus Bank to the Rivergate Loan which extends the maturity date to June 20, 2020.

Folly Road Refinance

On March 23, 2020, the Company executed a promissory note for $7.35 million for the refinancing of Folly Road at a rate of 4.65%. The loan matures in March 2025 with monthly principal and interest payments of $41 thousand.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2020, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2020	$46,171
December 31, 2021	11,394
December 31, 2022	15,848
December 31, 2023	85,537
December 31, 2024	44,240
December 31, 2025	91,426
Thereafter	49,854
Total principal repayments and debt maturities	$344,470

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending March 31, 2021 of $53.78 million. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt;

•	loan forbearance;

•	possible sale of six undeveloped land parcels; and

•	sale of additional properties, if necessary.

Management is currently working with lenders to refinance certain properties off of the KeyBank Credit Agreement in an effort to reduce the balance prior to maturity. The loans are expected to have customary interest rates similar to current loans. They are subject to formal lender commitment, definitive documentation and customary conditions.

6. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of March 31, 2020 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2020	$34,113
December 31, 2021	40,412
December 31, 2022	33,910
December 31, 2023	27,437
December 31, 2024	20,676
December 31, 2025	14,842
Thereafter	36,634
Total minimum rents	$208,024

7. Equity and Mezzanine Equity

Series A Preferred Stock

At March 31, 2020 and December 31, 2019, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At March 31, 2020 and December 31, 2019, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)

Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2020 and December 31, 2019, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $104.08 million and $101.66 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

Holders of shares of the Series D Preferred have no voting rights. Pursuant to the Company’s Articles Supplementary, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods (a “ Preferred Dividend Default”), the number of directors on our Board of Directors will automatically be increased by two, and holders of shares of the Series D Preferred and the holders of Series A Preferred and Series B Preferred (the Series A Preferred and Series B Preferred together, being the “Parity Preferred Stock”), shall be entitled to vote for the election of two additional directors (the “Series D Preferred Directors”). A Preferred Dividend Default occurred on April 15, 2020. The election of such directors will take place upon the written request of the holders of record of at least 20% of the Series D Preferred Stock and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred Stock and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof set apart for payment.

The changes in the carrying value of the Series D Preferred for the three months ended March 31, 2020 and 2019 is as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)

Series D Preferred
(unaudited)
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2020	$89,792

Series D Preferred
(unaudited)
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	$79,522

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

As of March 31, 2020, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock and cumulative convertible preferred stock have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	March 31, 2020
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	234,019	234,019
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended March 31, 2020	$13	22.50	$1,055	0.56	$2,419	0.67
For the three months ended March 31, 2019	$13	22.50	$1,055	0.56	$2,419	0.67

The total cumulative dividends in arrears for Series A Preferred (per share $135.00), Series B Preferred (per share $3.36) and Series D Preferred (per share $3.91) as of March 31, 2020 is $20.47 million.

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

As of March 31, 2020, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three months ended March 31, 2020 and 2019.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's shareholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Three Months Ended March 31,	Shares Issued	Market Value
	(in thousands except for share amounts, unaudited)
2019	181,807	166

As of March 31, 2020, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan. There were no shares issued during the three months ended March 31, 2020.

8. Leases Commitments

The Company has ground leases that are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2020 and 2019, the weighted average remaining lease term of our leases is 35 and 36 years, respectively. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2020	2019	Expiration Year
Amscot	$6	$6	2045
Beaver Ruin Village	14	14	2054
Beaver Ruin Village II	6	6	2056
Leased office space Charleston, SC	—	25	2019
Moncks Corner	30	30	2040
Devine Street (1)	99	99	2051
JANAF (2)	71	67	2069
Total ground leases	$226	$247
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $34 thousand and $30 thousand in variable percentage rent, during the three months ended March 31, 2020 and 2019, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Leases Commitments (continued)

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$146	$170
Leased assets obtained in exchange for new operating lease liabilities	$—	$11,904

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of March 31, 2020 and a reconciliation of those cash flows to the operating lease liabilities at March 31, 2020 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2020	$437
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
December 31, 2025	648
Thereafter	22,460
Total minimum lease payments (1)	26,108
Discount	(14,188)
Operating lease liabilities	$11,920
(1) Operating lease payments include $7.54 million related to options to extend lease terms that are reasonably certain of being exercised.

9. Commitments and Contingencies

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 35% and 61% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition, the below are in process.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This was an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back a portion of its Series D Preferred. The Company defended this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. After discovery was completed, JCP filed a motion for summary judgment, which the Court denied on January 29, 2020. In February 2020, the parties reached a settlement and JCP dismissed the lawsuit without prejudice.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that his employment was improperly terminated and that he is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Mr. Wheeler’s employment was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contacting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and Chairman of the Board. The Company filed a Counterclaim against Mr. Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. On March 10, 2020, the Court held a hearing to announce its rulings. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause and awarded him $475 thousand for a severance payment and the cash value of applicable benefits. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation public policy. A hearing will be conducted to determine the award of attorneys’ fees and costs to Jon Wheeler and to the Company as prevailing parties on their claims, as well as whether pre-judgment interest should be included on the damage awards. A hearing date has not been set. Accordingly, in March 2020, the Company recorded $485 thousand on the Company's condensed consolidated statements of operations under the line "other expenses" and is accrued and unpaid as of March 31, 2020.

BOKF, NA v. WD-I Associates, LLC, Wheeler Real Estate, LLC and Jon S. Wheeler, Court of Common Pleas, Beaufort County, South Carolina. BOKF (“Bank of Arkansas”), filed an action on April 9, 2019 in Beaufort County, South Carolina, for foreclosure of the mortgage it held on the real property and improvements comprising Sea Turtle

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

Marketplace Shopping Center (“Sea Turtle”) which was owned by WD-I Associates, LLC (“WD-I”), and Jon S. Wheeler had guaranteed the debt. Bank of Arkansas sought the appointment of a receiver to take possession and control of Sea Turtle pending the completion of the foreclosure action. In response, WD-I filed for relief under Chapter 11 of the United States Bankruptcy Code on May 7, 2019. The bankruptcy filing stayed the foreclosure action in State Court.

Bank of Arkansas asserted a claim in the bankruptcy as the first mortgage on Sea Turtle. The Company’s subsidiaries held a second mortgage on Sea Turtle and in addition were creditors of WD-I . On January 30, 2020, the Bankruptcy Court approved a sale price of $18.75 million. The Company will share in the $200 thousand set aside for unsecured creditors, pro rata with other unsecured creditors. Given the amount of the indebtedness owed to the Company, we will receive the largest portion of the funds. On May 1, 2020, the Bankruptcy Court granted the dismissal of the WD-I bankruptcy case upon the provisions for payment of the $200 thousand to creditors. The Company is to receive an aggregate payment of approximately $196 thousand, which the Company has not recorded as of March 31, 2020.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting his successor, immediate past Chief Executive Officer and President David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. Mr. Kelly and the Company are defending the lawsuit. Trial is set for June 10, 2020. At this juncture, the outcome of the matter cannot be predicted.

In addition, on April 13, 2020, the Company terminated the employment of the Company’s then chief executive officer and president, David Kelly, with immediate effect. On April 15, 2020, the Company received a letter from Mr. Kelly’s counsel requesting additional information relating to the termination of Mr. Kelly’s employment.  This matter is in its early stages. While no legal proceeding is in process at this time, there can be no assurance that this matter will not develop into a potential legal proceeding or be resolved in such a manner as to avoid litigation.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.23 million, the principal amount of the bonds, as of March 31, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2020 and 2019, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of March 31, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

10. Related Party Transactions

The following summarizes related party activity for the three months ended March 31, 2020 and 2019. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Related Party Transactions (continued)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Amounts paid to affiliates	$9	$—
Amounts received from affiliates	$—	$6

Reimbursement of Proxy Solicitation Expenses

On October 29, 2019, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC, and Joseph Stilwell (collectively, the “Stilwell Group”), the beneficial owner of 9.8% of our common stock, filed a proxy statement with the SEC in connection with the Company’s 2019 annual meeting (the “Stilwell Solicitation”). Current director Joseph Stilwell is the owner and managing member of Stilwell Value LLC, which is the general partner of Stilwell Activist Investments, L.P. At the 2019 annual meeting, our stockholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. The Company has agreed to reimburse the Stilwell Group for the approximate $439 thousand of expenses it incurred in connection with the Stilwell Solicitation.  This reimbursement was accrued at March 31, 2020 and recorded on the condensed consolidated statements of operations as “other expenses.”

11. Subsequent Events

Columbia Fire Station Extension

On May 4, 2020, the Company extended the $4.02 million Columbia Fire Station promissory note ("Columbia Fire Station Loan") to September 3, 2020, with principal and interest payments due monthly starting on July 3, 2020 in the amount of $26 thousand. The loan continues to bear interest at 4.00%.

Tuckernuck Extension

The Company entered into a non-binding term sheet (the "Term Sheet") to extend the $5.29 million Tuckernuck promissory note ("Tuckernuck Loan") to August 1, 2020. The Term Sheet is not a binding commitment and will be superseded by a formal contract amendment, subject to customary closing conditions.

Paycheck Protection Program Loan

On April 27, 2020, the Company received loan proceeds of $552 thousand (the “Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act.

The Loan, which was in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender, matures on April 24, 2022 and bears interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the note date. Under the terms of the PPP, the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage interest, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.

COVID-19

The Company is closely monitoring the impact of COVID-19 on all aspects of its business and geographies, including how it will impact its tenants and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, it is unable to predict the impact that COVID-19 will have on its financial condition, results of operations and cash flows due to numerous uncertainties.

In April, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests will ultimately result in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Subsequent Events (continued)

Additionally, as a result of COVID-19 the Company has been granted forbearance on 8 loans resulting in deferral of approximately $928 thousand in principal and interest payments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K for the year ended December 31, 2019. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

When used in this discussion and elsewhere in this Form 10-Q, the words “believes,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21F of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Important factors that we think could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statement are summarized below. One of the most significant factors, however, is the ongoing impact of the current outbreak of the novel coronavirus (COVID-19), on the U.S., regional and global economies, the U.S. retail market and the broader financial markets.

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

Important factors, among others, that may affect our actual results include:

•	negative impacts from continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;

•	the level of rental revenue we achieve from our assets;

•	the market value of our assets and the supply of, and demand for, retail real estate in which we invest;

•	the state of the U.S. economy generally, or in specific geographic regions;

•	the impact of economic conditions on our business;

•	the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;

•	consumer spending and confidence trends;

•	our ability to enter into new leases or to renew leases with existing tenants at the properties we own;

•	our ability to anticipate changes in consumer buying practices and the space needs of tenants;

•	the competitive landscape impacting the properties we own and their tenants;

•	our relationships with our tenants and their financial condition and liquidity;

•	our ability to continue to qualify as a real estate investment trust for U.S. federal income tax (a “REIT”);

•	our use of debt as part of our financing strategy and our ability to make payments or to comply with our loan covenants;

•	the level of our operating expenses;

•	changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs).

We caution that the foregoing list of factors is not all-inclusive. Moreover, we operate in a very competitive and rapidly changing environment. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of all such factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. All subsequent written and oral forward-looking statements concerning us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements above. We caution not to place undue reliance upon any forward-looking statements, which speak only as of the date made. We do not undertake or accept any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which any such statement is based.

Company Overview

As of March 31, 2020, the Trust, through the Operating Partnership, owned and operated sixty retail shopping centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

Recent Trends and Activities

There have been several significant events in 2020 that have impacted our company. These events are summarized below.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

The United States of America has been subject to significant economic disruption caused by the onset of COVID-19. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of the Company’s base to varying degrees with, for example, grocery stores and pharmacies generally permitted to remain open and operational, restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past.

As of March 31, 2020 our portfolio was approximately 89.2% leased. The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4%, respectively, of the total annualized base rent of the properties in our portfolio as of March 31, 2020. Our operating portfolio contains retail shopping centers with a particular emphasis on grocery-anchored retail centers; grocers represent approximately 27% of total annualized base rent as of March 31, 2020. We generally lease our properties to national and regional retailers.

The Company’s portfolio and tenants have been impacted as follows:

•
The Company’s sixty retail shopping centers are open and operating in compliance with federal, state and local COVID-19 guidelines and mandates. All of the Company’s shopping centers feature necessity-based tenants, with forty-five of the sixty properties anchored by grocery and/or drug stores.

•	Approximately 86% of the Company’s tenants are open and operating.

•	The Company has received payment of approximately 72% of contractual base rent and tenant reimbursement billed for the month of April.

•	Of those with April rent in arrears, 38% are considered to be national retailers.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•
Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including by implementing a work from home policy, and the Company’s IT systems have enabled its team to work seamlessly.

•
The Company is in constant communication with its tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•
To enhance its liquidity position and maintain financial flexibility, the Company has been granted forbearance on eight loans resulting in deferral of approximately $928 thousand in principal and interest payments.

•	The Company currently has approximately $6.70 million in cash and cash equivalents and an additional $16.54 million in restricted cash.

•
There is currently no construction underway at the Company’s properties. Further, the Company expects that the only material capital expenditures at the Company’s properties will be tenant improvements and/or other leasing costs associated with existing and new leases.

•
Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has continued its suspension of any dividend distributions.

The Company derives revenues primarily from rents received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

The comparability of the Company’s results of operations for the three months ended March 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 21, 2020	St. Matthews, St. Matthews, SC	$1,775	$(26)	$1,665

Assets Held for Sale

In 2020, the Company committed to a plan to sell Columbia Fire Station. The Company recorded a $600 thousand impairment charge for three months ended March 31, 2020 to reduce the carrying value of the property for the amounts that exceeded the property's fair value less estimated selling costs.

KeyBank Credit Agreement

On January 24, 2020, the Company and KeyBank entered into a Second Amendment to the KeyBank Credit Agreement (the "Second Amendment"), effective December 21, 2019. Pursuant to the Second Amendment, the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the Second Amendment provided that the outstanding balance on the KeyBank Credit Agreement shall be reduced to $10.00 million by January 31, 2020, $2.00 million by April 30, 2020 and fully matures on June 30, 2020. Additionally, the Company has made principal payments of $1.05 million during the three months ended March 31, 2020. Although the Company has made and continues to make the required monthly principal payments, the Company did not meet the April 30, 2020 required outstanding balance paydown. The Company remains in negotiations with KeyBank to extend the maturity date to December 31, 2020. Additionally, KeyBank has agreed to allow the Company to retain the $1.26 million in proceeds received from the Folly Road refinance during negotiations. As of May 12, 2020, the balance on the KeyBank Credit Agreement is $8.60 million.

The following collateralized portions of the KeyBank Credit Agreement had principal paydowns associated with each property’s refinancing as noted below:

•	$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020; and

•	$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended March 31,
	2020	2019
Renewals(1):
Leases renewed with rate increase (sq feet)	137,599	90,858
Leases renewed with rate decrease (sq feet)	26,980	27,656
Leases renewed with no rate change (sq feet)	20,578	2,400
Total leases renewed (sq feet)	185,157	120,914

Leases renewed with rate increase (count)	30	19
Leases renewed with rate decrease (count)	5	7
Leases renewed with no rate change (count)	6	2
Total leases renewed (count)	41	28

Option exercised (count)	5	3

Weighted average on rate increases (per sq foot)	$1.70	$0.71
Weighted average on rate decreases (per sq foot)	$(2.20)	$(2.11)
Weighted average rate on all renewals (per sq foot)	$0.94	$0.05

Weighted average change over prior rates	8.60%	0.63%

New Leases(1) (2):
New leases (sq feet)	27,622	31,200
New leases (count)	14	8
Weighted average rate (per sq foot)	$13.89	$12.77

Gross Leasable Area ("GLA") expiring during the next 9 months, including month-to-month leases	9.33%	5.75%

(1)	Lease data presented is based on average rate per square foot over the renewed or new lease term.

(2)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2020	2019	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	60	62	(2)	(3.23)%
Aggregate gross leasable area at period end (1)	5,564,882	5,675,581	(110,699)	(1.95)%
Ending leased rate at period end (1) (2)	89.2%	89.1%	0.1%	0.11%
FINANCIAL DATA:
Rental revenues	$15,355	$15,770	$(415)	(2.63)%
Other revenues	219	225	(6)	(2.67)%
Total Revenue	15,574	15,995	(421)	(2.63)%
OPERATING EXPENSES:
Property operations	4,723	4,726	(3)	(0.06)%
Non-REIT management and leasing services	—	23	(23)	(100.00)%
Depreciation and amortization	4,799	5,816	(1,017)	(17.49)%
Impairment of assets held for sale	600	—	600	100.00%
Corporate general & administrative	1,872	1,814	58	3.20%
Total Operating Expenses	11,994	12,379	(385)	(3.11)%
(Loss) gain on disposal of properties	(26)	1,839	(1,865)	(101.41)%
Operating Income	3,554	5,455	(1,901)	(34.85)%
Interest income	1	1	—	—%
Interest expense	(4,400)	(4,793)	393	8.20%
Other expense	(1,024)	—	(1,024)	(100.00)%
Net (Loss) Income Before Income Taxes	(1,869)	663	(2,532)	(381.90)%
Income tax expense	(8)	(8)	—	—%
Net (Loss) Income	(1,877)	655	(2,532)	(386.56)%
Less: Net (loss) income attributable to noncontrolling interests	(9)	13	(22)	(169.23)%
Net (Loss) Income Attributable to Wheeler REIT	$(1,868)	$642	$(2,510)	(390.97)%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.
(2) Reflects leases executed as of April 2, 2020. The leased rate was 89.8% as of April 17, 2020, which includes a 32,400 square foot space that became vacant in January 2020 and was re-leased.

Total Revenue

Total revenue was $15.57 million for the three months ended March 31, 2020, compared to $16.00 million for the three months ended March 31, 2019, a decrease of 2.63% primarily due to the $355 thousand revenue decrease from sold properties.

Total Operating Expenses

Total operating expenses was $11.99 million for the three months ended March 31, 2020, compared to $12.38 million for the three months ended March 31, 2019, representing a decrease of 3.11% primarily due to the decrease of $1.02 million in depreciation and amortization, which is primarily a result of lease intangibles becoming fully amortized as they have shorter lives and are fully amortized upon the selling of properties, the $23 thousand decline in Non-REIT management and leasing services due to managing less non-REIT properties, and partially offset by the $600 thousand increase on impairment of assets held for sale (Columbia Fire Station).

Corporate general and administrative expenses was $1.87 million for the three months ended March 31, 2020, compared to $1.81 million for the three months ended March 31, 2019, representing an increase of 3.20%, as a result of the following:

•
$427 thousand increase primarily related to increase in costs associated with litigation and corporate counsel, partially offset by a decrease in tax consulting fees which did not occur in 2020; offset by

•	$269 thousand decrease in compensation and benefits primarily driven by a $63 thousand decrease in directors compensation and four less full-time employees; and

•	$70 thousand decrease in capital and debt financing costs as a result of less costs incurred on financing arrangements.

Gain on Disposal of Properties

The gain on disposal of properties decrease of $1.87 million for the three months ended March 31, 2020 is a result of the sale of St. Matthews in the first quarter of 2020, as compared to the sales in the first quarter of 2019 of Jenks Plaza and Graystone Crossing.

Interest Expense

Interest expense was $4.40 million for the three months ended March 31, 2020, compared to $4.79 million for the three months ended March 31, 2019, representing a decrease of 8.20%, primarily attributable to a $15.46 million reduction in loans payable from March 30, 2019 and lower loan cost amortization due to loan modifications and sold properties.

Other Expenses

Other expenses were $1.02 million for the three months ended March 31, 2020. Other expenses include $585 thousand in legal settlement costs and $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders.  As of March 31, 2020, $924 thousand of other expenses are accrued and unpaid. These expenses are non-operating in nature.

Preferred Dividends

At March 31, 2020, the Company had accumulated undeclared dividends of $20.47 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.49 million is attributable to the period ended March 31, 2020.

Same Store and Non-same Store Operating Income

Net operating income ("NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, impairment of assets held for sale and held for use, and impairment of notes receivable, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•	Discontinued operations

•	Harbor Pointe land parcel (sold February 7, 2019);

•	Continuing operations

•	Jenks Plaza (sold January 11, 2019);

•	Graystone Crossing (sold March 18, 2019);

•	Perimeter Square (sold July 12, 2019); and

•	St. Matthews (sold January 21, 2020).

	Three Months Ended March 31,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019

	(in thousands, unaudited)
Net (Loss) Income	$(1,844)	$(1,213)	$(33)	$1,868	$(1,877)	$655
Adjustments:
Income tax expense	8	8	—	—	8	8
Other expense	1,024	—	—	—	1,024	—
Interest expense	4,400	4,623	—	170	4,400	4,793
Interest income	(1)	(1)	—	—	(1)	(1)
Loss (gain) on disposal of properties	—	—	26	(1,839)	26	(1,839)
Corporate general & administrative	1,871	1,808	1	6	1,872	1,814
Impairment of assets held for sale	600	—	—	—	600	—
Depreciation and amortization	4,799	5,755	—	61	4,799	5,816
Non-REIT management and leasing services	—	23	—	—	—	23
Asset management and commission revenues	(22)	(55)	—	—	(22)	(55)
Property Net Operating Income	$10,835	$10,948	$(6)	$266	$10,829	$11,214

Property revenues	$15,542	$15,575	$10	$365	$15,552	$15,940
Property expenses	4,707	4,627	16	99	4,723	4,726
Property Net Operating Income	$10,835	$10,948	$(6)	$266	$10,829	$11,214

Property Revenues

Total same store property revenues for the three months ended March 31, 2020 remained relatively flat at $15.54 million compared to $15.58 million for the three months ended March 31, 2019.

Property Expenses

Total same store property expenses for the three months ended March 31, 2020 increased to $4.71 million, compared to $4.63 million for the three months ended March 31, 2019, representing an increase of 1.73% primarily due to increased repairs and maintenance of $65 thousand, increase in utilities of $34 thousand, partially offset by a decrease in grounds and landscaping of $40 thousand.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three months ended March 31, 2020.

Property Net Operating Income

Total property net operating income was $10.83 million for the three months ended March 31, 2020, compared to $11.21 million for the three months ended March 31, 2019 representing a decrease of 3.43%. Same stores accounted for a decrease of $113 thousand, while non-same stores had a decrease of $272 thousand, resulting from the loss of NOI associated with sold properties.

Funds from Operations (FFO)

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2020	2019	2020	2019	2020	2019	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(1,844)	$(1,213)	$(33)	$1,868	$(1,877)	$655	$(2,532)	(386.56)%
Depreciation and amortization of real estate assets	4,799	5,755	—	61	4,799	5,816	(1,017)	(17.49)%
Impairment of assets held for sale	600	—	—	—	600	—	600	100.00%
Loss (gain) on disposal of properties	—	—	26	(1,839)	26	(1,839)	1,865	101.41%
FFO	$3,555	$4,542	$(7)	$90	$3,548	$4,632	$(1,084)	(23.40)%

During the three months ended March 31, 2020, same store FFO decreased $987 thousand primarily due to the following:

•	$1.02 million increase in other expense for legal settlements and reimbursement of 2019 proxy costs;

•	$113 thousand decrease in property net operating income;

•	$63 thousand increase in corporate general and administrative expenses; offset by

•	$223 thousand decrease in interest expense.

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

Total AFFO for the three month periods ended March 31, 2020 and 2019 is shown in the table below:

	Three Months Ended March 31,
	2020	2019

	(in thousands, unaudited)
FFO	$3,548	$4,632
Preferred Stock dividends - undeclared	(3,657)	(3,657)
Preferred stock accretion adjustments	170	170
FFO available to common shareholders and common unitholders	61	1,145
Acquisition and development costs	1	4
Capital related costs	4	74
Other non-recurring and non-cash expenses	1,024	24
Share-based compensation	—	90
Straight-line rental revenue, net straight-line expense	(5)	(155)
Loan cost amortization	310	392
Above (below) market lease amortization	(273)	(226)
Recurring capital expenditures and tenant improvement reserves	(279)	(284)
AFFO	$843	$1,064

Other nonrecurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. During the three months ended March 31, 2020 other nonrecurring expenses include $585 thousand in legal settlement costs and $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. Approximately $924 thousand of these costs were unpaid at March 31, 2020. During the three months ended March 31, 2019 other nonrecurring expenses were for severance.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At March 31, 2020, our consolidated cash, cash equivalents and restricted cash totaled $23.24 million compared to consolidated cash, cash equivalents and restricted cash of $21.59 million at December 31, 2019. Cash flows from operating activities, investing activities and financing activities for the three month periods ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2020	2019	$	%

		(in thousands, unaudited)
Operating activities	$3,223	$2,697	$526	19.50%
Investing activities	$1,339	$3,318	$(1,979)	(59.64)%
Financing activities	$(2,915)	$(5,409)	$2,494	46.11%

Operating Activities

During the three months ended March 31, 2020, our cash flows from operating activities were $3.22 million, compared to cash flows from operating activities of $2.70 million during the three months ended March 31, 2019, representing an increase of 19.50% or $526 thousand. This increase is primarily a result of the timing of accounts payable, accrued expenses and other liabilities and receivables of $2.14 million, offset by $1.02 million of non-operating other expenses, decrease in property NOI of $385 thousand and timing of deferred costs and other assets.

Investing Activities

During the three months ended March 31, 2020, our cash flows from investing activities were $1.34 million, compared to cash flows used in investing activities of $3.32 million during the three months ended March 31, 2019, representing a decrease of $1.98 million primarily due to the 2020 sales of St. Matthews compared to the 2019 sales of the Jenks Plaza, Graystone Crossing, and Harbor Pointe land parcel.

Financing Activities

During the three months ended March 31, 2020, our cash flows used in financing activities were $2.92 million, compared to $5.41 million of cash flows used in financing activities during the three months ended March 31, 2019, representing a decrease of $2.49 million due to the following:

•	$13.35 million increase in loan proceeds due to the Shoppes at Myrtle Park and Folly Road refinances occurring in 2020; offset by

•
$10.56 million increase in loan principal payments primarily as a result of the 2020 Shoppes at Myrtle Park and Folly Road refinances and the St. Matthews sale, partially offset by the 2019 sales of Jenks Plaza and Graystone Crossing and the 2019 paydowns on the Keybank Credit Agreement and Revere Term Loan.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of March 31, 2020 and December 31, 2019, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
	(unaudited)
Fixed-rate notes (1)	$307,207	$305,017
Adjustable-rate mortgages	23,948	24,163
Fixed rate mortgages, assets held for sale	4,015	—
Floating-rate line of credit (1)	9,300	17,879
Total debt	$344,470	$347,059
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.68% and 4.63 years, respectively, at March 31, 2020. We have $46.17 million of debt maturing, including scheduled principal repayments, during the nine months ended December 31, 2020. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity or receive short term extensions, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2020 are $53.78 million in debt maturities and principal payments due in the twelve months ended March 31, 2021 as described in Note 5. Included in the $53.78 million is $9.30 million on the KeyBank Credit Agreement. The KeyBank Credit Agreement is collateralized by five properties within our portfolio. The Company remains in negotiations with KeyBank to extend the maturity date to December 31, 2020. The Company plans to meet this deadline through monthly principal payments and refinances. Subsequent to March 31, 2020, the Company received short-term extensions on the Rivergate and Columbia Fire Station loans giving the Company time to finalize the sale of Columbia Fire Station and refinance Rivergate. The Company has a non-binding term sheet to extend the Tuckernuck loan to August 1, 2020. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants. The majority of these expenditures occur subsequent to acquiring a new property that requires significant improvements to maximize occupancy and lease rates.

As discussed above, the COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures by the Company’s tenants of their stores could reduce the Company’s cash flows.

To meet these future liquidity needs:

•	the Company had $6.70 million in cash and cash equivalents at March 31, 2020;

•	$16.54 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at March 31, 2020; and

•	intends to use cash generated from operations during the year ending March 31, 2021.
In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company approximately $3.49 million of additional funds per quarter to help meet its ongoing liquidity needs.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.23 million, the principal amount of the bonds, as of March 31, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2020 and 2019, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of March 31, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of March 31, 2020, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2020. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2020 (the end of the period covered by this Form 10-Q).

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. This was an action brought by a large minority shareholder of the Company alleging that in 2018, the Company breached an asset coverage ratio covenant, so as to require the Company to buy back a portion of its Series D Preferred. The Company defended this suit on the grounds it validly amended the Articles Supplementary through the Certificate of Correction filed with the Maryland Department of Taxation on or about May 3, 2018, curing any alleged breach of the covenant. After discovery was completed, JCP filed a motion for summary judgment, which the Court denied on January 29, 2020. In February 2020, the parties reached a settlement and JCP dismissed the lawsuit without prejudice.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleges that his employment was improperly terminated and that he is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Mr. Wheeler’s employment was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contacting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and Chairman of the Board. The Company filed a Counterclaim against Mr. Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. On March 10, 2020, the Court held a hearing to announce its rulings. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause and awarded him $475 thousand for a severance payment and the cash value of applicable benefits. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation public policy. A hearing will be conducted to determine the award of attorneys’ fees and costs to Jon Wheeler and to the Company as prevailing parties on their claims, as well as whether pre-judgment interest should be included on the damage awards. A hearing date has not been set. Accordingly, in March 2020, the Company recorded $485 thousand on the Company's condensed consolidated statements of operations under the line "other expenses" and is accrued and unpaid as of March 31, 2020.

BOKF, NA v. WD-I Associates, LLC, Wheeler Real Estate, LLC and Jon S. Wheeler, Court of Common Pleas, Beaufort County, South Carolina. BOKF (“Bank of Arkansas”), filed an action on April 9, 2019 in Beaufort County, South Carolina, for foreclosure of the mortgage it held on the real property and improvements comprising Sea Turtle Marketplace Shopping Center (“Sea Turtle”) which was owned by WD-I Associates, LLC (“WD-I”), and Jon S. Wheeler had guaranteed the debt. Bank of Arkansas sought the appointment of a receiver to take possession and control of Sea Turtle pending the completion of the foreclosure action. In response, WD-I filed for relief under Chapter 11 of the United States Bankruptcy Code on May 7, 2019. The bankruptcy filing stayed the foreclosure action in State Court.

Bank of Arkansas asserted a claim in the bankruptcy as the first mortgage on Sea Turtle. The Company’s subsidiaries held a second mortgage on Sea Turtle and in addition were creditors of WD-I . On January 30, 2020, the Bankruptcy Court approved a sale price of $18.75 million. The Company will share in the $200 thousand set aside for unsecured creditors, pro rata with other unsecured creditors. Given the amount of the indebtedness owed to the Company, we will receive the largest portion of the funds. On May 1, 2020, the Bankruptcy Court granted the dismissal of the WD-I bankruptcy case upon the provisions for payment of the $200 thousand to creditors. The Company is to receive an aggregate payment of approximately $196 thousand, which the Company has not recorded as of March 31, 2020.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting his successor, immediate past Chief Executive Officer and President David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. Mr. Kelly and the Company are defending the lawsuit. Trial is set for June 10, 2020. At this juncture, the outcome of the matter cannot be predicted.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

4.4	Description of Securities (Filed herewith).

10.1	Employment Agreement with Crystal Plum (Filed as an exhibit to Form 8-K, filed on February 20, 2020).

10.2	Second Amendment to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.3	Equity Interests Pledge and Security Agreement to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	May 12, 2020