Form 10-Q
period 2020-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2020-08-04
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of July 31, 2020, there were 9,699,461 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Investment properties, net	$404,386	$416,215
Cash and cash equivalents	7,660	5,451
Restricted cash	15,277	16,140
Rents and other tenant receivables, net	8,698	6,905
Assets held for sale	6,287	1,737
Above market lease intangibles, net	4,452	5,241
Operating lease right-of-use assets	11,555	11,651
Deferred costs and other assets, net	18,871	21,025
Total Assets	$477,186	$484,365
LIABILITIES:
Loans payable, net	$331,615	$340,913
Liabilities associated with assets held for sale	4,117	2,026
Below market lease intangibles, net	5,554	6,716
Operating lease liabilities	11,918	11,921
Accounts payable, accrued expenses and other liabilities	12,358	9,557
Total Liabilities	365,562	371,133
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,600,636 shares issued and outstanding; $106.50 million and $101.66 million aggregate liquidation preference, respectively)	92,360	87,225

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,131	41,087
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,695,899 and 9,694,284 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	233,884	233,870
Accumulated deficit	(258,372)	(251,580)
Total Shareholders’ Equity	17,193	23,927
Noncontrolling interests	2,071	2,080
Total Equity	19,264	26,007
Total Liabilities and Equity	$477,186	$484,365
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE:
Rental revenues	$14,809	$15,391	$30,164	$31,161
Other revenues	360	141	579	366
Total Revenue	15,169	15,532	30,743	31,527
OPERATING EXPENSES:
Property operations	4,573	4,595	9,296	9,321
Non-REIT management and leasing services	—	1	—	24
Depreciation and amortization	4,446	5,287	9,245	11,103
Impairment of notes receivable	—	5,000	—	5,000
Impairment of assets held for sale	—	1,147	600	1,147
Corporate general & administrative	1,615	1,380	3,487	3,194
Total Operating Expenses	10,634	17,410	22,628	29,789
(Loss) gain on disposal of properties	—	(331)	(26)	1,508
Operating Income (Loss)	4,535	(2,209)	8,089	3,246
Interest income	—	—	1	1
Interest expense	(4,273)	(4,947)	(8,673)	(9,740)
Other expense	—	—	(1,024)	—
Net Income (Loss) Before Income Taxes	262	(7,156)	(1,607)	(6,493)
Income tax benefit (expense)	6	(7)	(2)	(15)
Net Income (Loss)	268	(7,163)	(1,609)	(6,508)
Less: Net income (loss) attributable to noncontrolling interests	14	(112)	5	(99)
Net Income (Loss) Attributable to Wheeler REIT	254	(7,051)	(1,614)	(6,409)
Preferred Stock dividends - undeclared	(3,657)	(3,658)	(7,314)	(7,315)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(3,403)	$(10,709)	$(8,928)	$(13,724)

Loss per share:
Basic and Diluted	$(0.35)	$(1.10)	$(0.92)	$(1.42)

Weighted-average number of shares:
Basic and Diluted	9,695,651	9,693,271	9,694,967	9,650,000

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	453	1,875,748	41,109	9,694,284	97	233,870	(256,037)	19,492	234,019	2,071	21,563
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	1,615	—	2	—	2	(1,615)	(2)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	12	—	12	—	(12)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	254	254	—	14	268
Balance, June 30, 2020 (Unaudited)	562	$453	1,875,748	$41,131	9,695,899	$97	$233,884	$(258,372)	$17,193	232,404	$2,071	$19,264

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	642	642	—	13	655
Balance, March 31, 2019 (Unaudited)	562	453	1,875,748	41,022	9,693,271	97	233,861	(235,131)	40,302	235,032	2,207	42,509
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,590)	(2,590)	—	—	(2,590)
Net Loss	—	—	—	—	—	—	—	(7,051)	(7,051)	—	(112)	(7,163)
Balance, June 30, 2019 (Unaudited)	562	$453	1,875,748	$41,044	9,693,271	$97	$233,861	$(244,772)	$30,683	235,032	$2,095	$32,778
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,609)	$(6,508)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	5,800	6,067
Amortization	3,445	5,036
Loan cost amortization	562	927
Above (below) market lease amortization, net	(373)	(420)
Straight-line expense	92	93
Share-based compensation	—	172
Loss (gain) on disposal of properties	26	(1,508)
Credit losses on operating lease receivables	585	200
Impairment of notes receivable	—	5,000
Impairment of assets held for sale	600	1,147
Net changes in assets and liabilities:
Rent and other tenant receivables, net	(1,943)	(60)
Unbilled rent	(439)	30
Deferred costs and other assets, net	(1,342)	(562)
Accounts payable, accrued expenses and other liabilities	2,090	(1,805)
Net operating cash flows used in discontinued operations	—	(2)
Net cash provided by operating activities	7,494	7,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	—	(24)
Capital expenditures	(544)	(946)
Cash received from disposal of properties	1,665	3,584
Cash received from disposal of properties-discontinued operations	—	19
Net cash provided by investing activities	1,121	2,633
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(326)	(293)
Loan proceeds	13,350	16,500
Loan principal payments	(20,845)	(24,286)
Paycheck Protection Program proceeds	552	—
Net cash used in financing activities	(7,269)	(8,079)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,346	2,361
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	21,591	17,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$22,937	$20,360
Supplemental Disclosures:
Non-Cash Transactions:
Conversion of common units to common stock	$2	$—
Accretion of preferred stock discounts	$341	$341
Other Cash Transactions:
Cash paid for taxes	$—	$6
Cash paid for interest	$7,382	$8,930

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,660	$3,934
Restricted cash	15,277	16,426
Cash, cash equivalents, and restricted cash	$22,937	$20,360
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2020, the Trust, through the Operating Partnership, owned and operated sixty centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization includes various Level 3 fair value assumptions including renewal and renegotiations of current leases, estimates of new leases on vacant spaces, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below current estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects for vacant spaces and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment expense is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the three and six months ended June 30, 2020 and 2019.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2020 and December 31, 2019, the Company’s allowance for uncollectible accounts totaled $1.55 million and $1.14 million, respectively. During the three and six months ended June 30, 2020, the Company recorded a provision for credit losses on operating lease receivables in the amount of $431 thousand and $585 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. During the three and six months ended June 30, 2019, the Company recorded a provision for credit losses on operating lease receivables in the amount of $110 thousand and $200 thousand, respectively, related to tenant receivables that were specifically identified as potentially uncollectible based on an assessment of the tenant’s credit-worthiness. These are included in rental revenues on the condensed consolidated statements of operations. During the three and six months ended June 30, 2020 and 2019, the Company did not realize any recoveries related to tenant receivables previously written off.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Paycheck Protection Program

The Company received proceeds of $552 thousand (the "PPP funds") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender that matures on April 24, 2022 bearing interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the date of the note. Under the terms of the PPP, the principal may be forgiven if the proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage interest, rent and utilities. No assurance can be provided that the Company will obtain forgiveness of the Promissory Note in whole or in part. The PPP proceeds are included in "accounts payable, accrued expenses and other liabilities" on the condensed consolidated balance sheets.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2020 and December 31, 2019, there were $3.92 million and $3.41 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and six months ended June 30, 2020 and 2019.

Additionally, the Company has tenants who pay real estate taxes directly to the taxing authority. The Company excludes these costs paid directly by the tenant to third parties on the Company’s behalf from both variable revenue payments recognized and the associated property operating expenses. The Company does not evaluate whether certain sales taxes and other similar taxes are the Company’s costs or tenants costs. Instead, the Company accounts for these costs as tenant costs.

The Company recognizes lease termination fees, which is included in "other revenues" on the condensed consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Financial Accounting Standards Board (the "FASB") issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

lease concessions provided as a result of COVID-19. The Lease Modification Q&A clarifies that entities may elect to treat qualifying lease concessions as if they were based on enforceable rights and obligations, and may choose to apply or not to apply modification accounting to those qualifying concessions. Qualifying concessions must be in response to COVID-19 and not have a substantial increase in the lessee’s obligation or the lessor’s rights under the contract. The Company has elected not to apply ASC 842 modification guidance for concessions that did not increase the lease term as generally, these concessions do not impact the overall economics of the lease. Concessions that extend the lease term are accounted for under ASC 842, lease modification guidance.

The below table disaggregates the Company’s revenue by type of service for the three and six months ended June 30, 2020 and 2019 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Minimum rent	$12,050	$11,974	$24,163	$24,435
Tenant reimbursements - variable lease revenue	3,141	3,450	6,429	6,737
Percentage rent - variable lease revenue	49	77	157	189
Lease termination fees	12	—	74	49
Other	348	141	505	317
Total	15,600	15,642	31,328	31,727
Credit losses on operating lease receivables	(431)	(110)	(585)	(200)
Total	$15,169	$15,532	$30,743	$31,527

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $24 thousand and $22 thousand, respectively, for federal and state income taxes as of June 30, 2020 and December 31, 2019. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Professional fees	$919	$328	$1,945	$927
Compensation and benefits	375	431	782	1,107
Corporate administration	294	303	625	608
Advertising costs for leasing activities	21	114	52	163
Other	6	204	83	389
Total	$1,615	$1,380	$3,487	$3,194

Other Expense

Other expense represent expenses which are non-operating in nature. Other expenses during the three and six months ended June 30, 2020 include $0 thousand and $585 thousand, respectively, in legal settlement costs, see Note 9 for additional details, and $0 and $439 thousand for the three and six months ended June 30, 2020, respectively, for reimbursement of 2019 proxy costs to a current board member as approved by the Company's Board of Directors in March 2020, see Note 10 for additional details.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

3. Real Estate

Investment properties consist of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Land and land improvements	$98,981	$100,599
Buildings and improvements	360,956	366,082
Investment properties at cost	459,937	466,681
Less accumulated depreciation	(55,551)	(50,466)
Investment properties, net	$404,386	$416,215

The Company’s depreciation expense on investment properties was $2.86 million and $5.80 million for the three and six months ended June 30, 2020, respectively. The Company’s depreciation expense on investment properties was $2.88 million and $6.07 million for the three and six months ended June 30, 2019, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At June 30, 2020 and December 31, 2019 assets held for sale included Columbia Fire Station and St. Matthews, respectively as the Board committed to a plan to sell each property.

The Company recorded impairment expense on assets held for sale of $0 thousand and $600 thousand for the three and six months ended June 30, 2020, respectively, related to Columbia Fire Station. During the three and six months ended June 30, 2019, the Company's impairment expense of $1.15 million relates to Perimeter Square. The impairments result from reducing the carrying value of properties held for sale for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs.

As of June 30, 2020 and December 31, 2019, assets held for sale and associated liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Investment properties, net	$6,189	$1,651
Rents and other tenant receivables, net	38	77
Deferred costs and other assets, net	60	9
Total assets held for sale	$6,287	$1,737

	June 30, 2020	December 31, 2019
	(unaudited)
Loans payable	$4,013	$1,974
Accounts payable, accrued expenses and other liabilities	104	52
Total liabilities associated with assets held for sale	$4,117	$2,026

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

The following properties were sold during the six months ended June 30, 2020 and 2019:

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

4. Deferred Costs
Deferred costs and other assets, net of amortization are as follows (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Leases in place, net	$12,355	$14,968
Ground lease sandwich interest, net	2,078	2,215
Tenant relationships, net	1,636	2,173
Lease origination costs, net	1,025	1,038
Legal and marketing costs, net	29	43
Other	1,748	588
Total deferred costs and other assets, net	$18,871	$21,025
As of June 30, 2020 and December 31, 2019, the Company’s intangible accumulated amortization totaled $59.03 million and $57.15 million, respectively. During the three and six months ended June 30, 2020, the Company’s intangible amortization expense totaled $1.59 million and $3.45 million, respectively. During the three and six months ended June 30, 2019, the Company’s intangible amortization expense totaled $2.41 million and $5.04 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interests is

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Deferred Costs (continued)

as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining six months ending December 31, 2020	$1,967	$137	$324	$90	$7	$2,525
December 31, 2021	2,762	274	448	169	8	3,661
December 31, 2022	2,119	274	354	127	6	2,880
December 31, 2023	1,638	274	227	109	5	2,253
December 31, 2024	1,124	274	128	93	3	1,622
December 31, 2025	799	274	62	72	—	1,207
Thereafter	1,946	571	93	365	—	2,975
	$12,355	$2,078	$1,636	$1,025	$29	$17,123

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2020	December 31, 2019
Rivergate	$112,578	LIBOR + 295 basis points	June 2020	$21,402	$21,545
Tuckernuck	Interest only	3.88%	August 2020	5,278	5,344
Columbia Fire Station (1)	$25,580	4.00%	September 2020	4,013	4,051
First National Bank Line of Credit (7)	$24,656	LIBOR + 300 basis points	September 2020	1,156	1,214
Lumber River	$10,723	LIBOR + 350 basis points	October 2020	1,390	1,404
KeyBank Credit Agreement (6)	$350,000	LIBOR + 350 basis points	December 2020	5,400	17,879
JANAF Bravo	$36,935	4.65%	January 2021	6,336	6,372
Walnut Hill Plaza	$26,850	5.50%	September 2022	3,730	3,759
Litchfield Market Village	$46,057	5.50%	November 2022	7,418	7,452
Twin City Commons	$17,827	4.86%	January 2023	2,950	2,983
New Market	$48,747	5.65%	June 2023	6,612	6,713
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,308	7,361
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,604	5,642
JANAF	$333,159	4.49%	July 2023	49,747	50,599
Tampa Festival	$50,797	5.56%	September 2023	8,012	8,077
Forrest Gallery	$50,973	5.40%	September 2023	8,304	8,381
Riversedge North	$11,436	5.77%	December 2023	1,756	1,767
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,576	11,675
Cypress Shopping Center	$34,360	4.70%	July 2024	6,230	6,268
Port Crossing	$34,788	4.84%	August 2024	5,971	6,032
Freeway Junction	$41,798	4.60%	September 2024	7,655	7,725
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,380	3,416
Bryan Station	$23,489	4.52%	November 2024	4,360	4,394
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	8,068	8,113
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,957	—
Folly Road	$41,482	4.65%	March 2025	7,300	5,922
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,598	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,901	4,957
Chesapeake Square	$23,857	4.70%	August 2026	4,317	4,354
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,465	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,197	16,351
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				339,564	347,059
Unamortized debt issuance cost (1)				(3,936)	(4,172)
Total Loans Payable, including assets held for sale				335,628	342,887
Less loans payable on assets held for sale, net loan amortization costs				4,013	1,974
Total Loans Payable, net				$331,615	$340,913
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
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

KeyBank Credit Agreement

As of June 30, 2020, the Company has borrowed $5.40 million under the Amended and Restated Credit Agreement ("KeyBank Credit Agreement") with KeyBank National Association ("KeyBank"), which is collateralized by five properties. At June 30, 2020, the outstanding borrowings are accruing interest at 3.67%.

The KeyBank Credit Agreement had the following activity during the six months ended June 30, 2020:

•
Entered into the Second Amendment to the KeyBank Credit Agreement (the "Second Amendment") on January 24, 2020, effective December 21, 2019, and the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests and fully matures on June 30, 2020.

•
Entered into a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment") on July 21, 2020. The Third Amendment, among other provisions, reduces the pledge of additional collateral by two properties and extends the maturity to December 31, 2020.

•	The KeyBank Credit Agreement had principal paydowns as noted below:

•	$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;

•	$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020; and

•	$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020.

Shoppes at Myrtle Park Refinance

On January 23, 2020, the Company refinanced the Shoppes at Myrtle Park collateralized portion of the KeyBank Credit Agreement for $6.00 million at a fixed interest rate of 4.45%, resulting in a paydown of $5.75 million on the KeyBank Credit Agreement. The loan matures in February 2025 with monthly principal and interest payments of $33 thousand.

Rivergate Extension

Subsequent to June 30, 2020, the Company entered into an agreement to extend the maturity date from June 2020 to October 20, 2020 with monthly principal and interest payments of $48 thousand plus accrued and unpaid interest resuming August 1, 2020.

Folly Road Refinance

On March 23, 2020, the Company executed a promissory note for $7.35 million for the refinancing of Folly Road at a rate of 4.65%. The loan matures in March 2025 with monthly principal and interest payments of $41 thousand.

Columbia Fire Station Extension

On May 4, 2020, the Company extended the Columbia Fire Station promissory note ("Columbia Fire Station Loan") to September 3, 2020, with principal and interest payments resuming on July 3, 2020 in the amount of $26 thousand. The Columbia Fire Station Loan continues to bear interest at 4.00%.

Tuckernuck Extension

On May 22, 2020, the Company entered into an agreement to extend the Tuckernuck promissory note ("Tuckernuck Loan") to August 1, 2020, with 3-month forbearance of principal. The Tuckernuck Loan continues to bear interest at 3.88%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2020, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2020	$41,053
December 31, 2021	11,333
December 31, 2022	16,080
December 31, 2023	85,576
December 31, 2024	44,240
December 31, 2025	91,426
Thereafter	49,856
Total principal repayments and debt maturities	$339,564

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending June 30, 2021 of $49.85 million. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•	continued suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;

•	available cash and cash equivalents;

•	cash flows from operating activities;

•	refinancing of maturing debt;

•	loan forbearance;

•	possible sale of six undeveloped land parcels; and

•	sale of additional properties, if necessary.

6. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of June 30, 2020 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2020	$23,010
December 31, 2021	42,654
December 31, 2022	37,062
December 31, 2023	30,949
December 31, 2024	24,050
December 31, 2025	17,672
Thereafter	40,927
Total minimum rents	$216,324

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Equity and Mezzanine Equity

Series A Preferred Stock

At June 30, 2020 and December 31, 2019, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At June 30, 2020 and December 31, 2019, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2020 and December 31, 2019, the Company had 3,600,636 issued and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $106.50 million and $101.66 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

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

The changes in the carrying value of the Series D Preferred for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands, unaudited):

Series D Preferred
(unaudited)
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2020	89,792
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2020	$92,360

Series D Preferred
(unaudited)
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	79,522
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2019	$82,090

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

As of June 30, 2020, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock and cumulative convertible preferred stock have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)

	June 30, 2020
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	232,404	232,404
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,600,636	5,307,541

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended June 30, 2020	$13	22.50	$1,055	0.56	$2,419	0.67
For the six months ended June 30, 2020	$26	22.50	$2,110	0.56	$4,838	0.67

For the three months ended June 30, 2019	$13	22.50	$1,055	0.56	$2,419	0.67
For the six months ended June 30, 2019	$26	22.50	$2,110	0.56	$4,838	0.67

The total cumulative dividends in arrears for Series A Preferred (per share $157.50), Series B Preferred (per share $3.92) and Series D Preferred (per share $4.58) as of June 30, 2020 is $23.96 million.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of June 30, 2020, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three and six months ended June 30, 2020 and 2019.

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

As of June 30, 2020, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan. There were no shares issued during the three and six months ended June 30, 2020.

8. Leases Commitments

The Company has ground leases that are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2020 and 2019, the weighted average remaining lease term of our leases is 34 and 35 years, respectively. The following properties are subject to leases which require the Company to make

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Leases Commitments (continued)

fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Expiration Year
Amscot	$7	$6	$13	$12	2045
Beaver Ruin Village	13	13	27	27	2054
Beaver Ruin Village II	5	5	11	11	2056
Leased office space Charleston, SC	—	25	—	50	2019
Moncks Corner	31	31	61	61	2040
Devine Street (1)	99	99	198	198	2051
JANAF (2)	72	68	143	135	2069
Total ground leases	$227	$247	$453	$494
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $35 thousand and $69 thousand in variable percentage rent, during the three and six months ended June 30, 2020, respectively. Includes $31 thousand and $61 thousand in variable percentage rent, during the three and six months ended June 30, 2019, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$145	$291
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$169	$339
Leased assets obtained in exchange for new operating lease liabilities	$—	$11,904

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of June 30, 2020 and a reconciliation of those cash flows to the operating lease liabilities at June 30, 2020 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2020	$292
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
December 31, 2025	648
Thereafter	22,460
Total minimum lease payments (1)	25,963
Discount	(14,045)
Operating lease liabilities	$11,918
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 35% and 61% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia.
Former CEO, Jon Wheeler, alleges that his employment was improperly terminated and that he is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Mr. Wheeler’s employment was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

own personal interests above the Company's, including contacting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company filed a Counterclaim against Mr. Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. On March 10, 2020, the Court held a hearing to announce its rulings. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause and awarded him $475 thousand for a severance payment and $23 thousand for the cash value of applicable benefits. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its Counterclaim. A hearing will be conducted on August 7, 2020 to determine Mr. Wheeler’s request for an award of attorneys’ fees and costs, as well as whether pre-judgment interest should be included on the damage awards. Mr. Wheeler seeks an award of $375 thousand in attorneys' fees and costs and $63 thousand in pre-judgment interest on the severance payment award. The Court’s rulings will become a final, appealable judgment order when it rules on the award of attorneys’ fees, costs and pre-judgment interest. The Company has the right to file a petition to the Virginia Supreme Court seeking an appeal of adverse rulings. The Company’s notice of appeal will be due within thirty-days of the Court’s final rulings. Accordingly, the Company has recorded $485 thousand on the Company's condensed consolidated statements of operations under the line "other expenses" based on the awarded amounts noted. Mr. Wheeler's request for further damage awards could impact this estimated expense in future periods.

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

Bank of Arkansas asserted a claim in the bankruptcy as the first mortgage on Sea Turtle. The Company’s subsidiaries held a second mortgage on Sea Turtle and in addition were creditors of WD-I . On January 30, 2020, the Bankruptcy Court approved a sale price of $18.75 million. The Company will share in the $200 thousand set aside for unsecured creditors, pro rata with other unsecured creditors. Given the amount of the indebtedness owed to the Company, we will receive the largest portion of the funds. On May 1, 2020, the Bankruptcy Court granted the dismissal of the WD-I bankruptcy case upon the provisions for payment of the $200 thousand to creditors. The Company received an aggregate payment of $196 thousand in May 2020 and recorded the receipt on the Company's condensed consolidated statements of operations under the line "other revenues".

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting that his successor, immediate past Chief Executive Officer and President David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. This case was settled and dismissed with prejudice by the court on June 1, 2020.

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Joseph Stilwell, and Daniel Khoshaba, Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging that his employment was improperly terminated and that he is owed severance pay and related benefits pursuant to his employment agreement. He claims breach of his employment contract against the company; against the individual defendants, he claims tortious interference with contract and common law and statutory conspiracy for their alleged actions related to his employment termination. He seeks damages of $3.15 million, plus unpaid bonuses and benefits, pre- and post-judgment interest, attorneys’ fees, and costs. The Company is defending the action on the grounds that Mr. Kelly’s employment was properly terminated for cause and that the claims against Messrs. Stilwell and Khoshaba are not

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. Commitments and Contingencies (continued)

cognizable. The Company and Messrs. Stilwell and Khoshaba have filed an answer and demurrer, which is pending. No trial date has been set in the case. At this juncture, the outcome of the matter cannot be predicted.

Harbor Pointe Tax Increment Financing

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2.42 million, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of former CEO, Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Harbor Pointe Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of June 30, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2020, the Company did not fund any debt service shortfalls. During the three and six months ended June 30, 2019, the Company funded $44 thousand in debt service shortfalls. No amounts have been accrued for this as of June 30, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

10. Related Party Transactions

The following summarizes related party activity for the six months ended June 30, 2020 and 2019. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Amounts paid to affiliates	$37	$—
Amounts received from affiliates	$—	$12

Reimbursement of Proxy Solicitation Expenses

On October 29, 2019, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), the beneficial owner of 9.8% of our common stock, filed a proxy statement with the SEC in connection with the Company’s 2019 annual meeting (the “Stilwell Solicitation”). Current director Joseph Stilwell is the owner and managing member of Stilwell Value LLC, which is the general partner of Stilwell Activist Investments, L.P. At the 2019 annual meeting, our stockholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. The Company has agreed to reimburse the Stilwell Group for the approximate $439 thousand of expenses it incurred in connection with the Stilwell Solicitation.  This reimbursement was recorded on the condensed consolidated statements of operations as “other expense.”

11. Subsequent Events

Walnut Hill Plaza Paydown

On July 15, 2020, the Company reduced the Walnut Hill Plaza loan by $428 thousand to $3.30 million using proceeds from restricted cash reserves.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Tuckernuck Extension

On July 31, 2020, the Company entered into an Amended Agreement (the "Tuckernuck Amended Agreement") to extend the $5.28 million Tuckernuck Loan to November 1, 2020 with monthly principal and interest payments of $33,880. In conjunction with the Tuckernuck Amended Agreement, the Company entered into a Reserve Agreement, which requires the Company to deposit in escrow $337 thousand.

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

Company Overview

As of June 30, 2020, the Trust, through the Operating Partnership, owned and operated sixty retail shopping centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

Recent Trends and Activities

There have been several significant events in 2020 that have impacted our company. These events are summarized below.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

The United States of America has been subject to significant economic disruption caused by the onset of COVID-19. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. These containment measures, which generally do not apply to businesses designated as “essential”, are affecting the operations of different categories of the Company’s base to varying degrees with, for example, grocery stores and pharmacies generally permitted to remain open and operational, restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or partially reopen.

As of June 30, 2020 our portfolio was approximately 90.1% leased. The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4%, respectively, of the total annualized base rent of the properties in our portfolio as of June 30, 2020. Our operating portfolio contains retail shopping centers with a particular emphasis on grocery-anchored retail centers; grocers represent approximately 27% of total annualized base rent as of June 30, 2020. We generally lease our properties to national and regional retailers.

The Company’s portfolio and tenants have been impacted as follows:

•
The Company’s sixty retail shopping centers are open and operating. As of June 30, 2020, all of the Company’s shopping centers feature necessity-based tenants, with forty-five of the sixty properties anchored by grocery and/or drug stores.

•
Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. As a result, the Company granted 102 concessions as of July 30, 2020 and modified 46 leases as of June 30, 2020, with a weighted average rate increase of 5.77% and 4.9 year weighted average extension term.

•	The Company has received payment of approximately 83% of contractual base rent and tenant reimbursements billed for the three months ended June 30, 2020.

•	Of those tenants with rent in arrears for the three months ended June 30, 2020, 62% are considered to be national and regional retailers.

•	As of June 30, 2020, $355 thousand of accounts receivable relate to short term deferral of rents.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•
Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including implementing a work from home policy and the Company’s IT systems have enabled its team to work seamlessly.

•
The Company is in constant communication with its tenants and sharing resources on how to identify local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief and Economic Security Act of 2020.

•	The Company currently has approximately $7.66 million in cash and cash equivalents and an additional $15.28 million in restricted cash.

•
Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has continued its suspension of any dividend distributions.

The Company derives revenues primarily from rents received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued high unemployment rates, low consumer confidence and consumer spending levels and overall poor global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

The comparability of the Company’s results of operations for the six months ended June 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

Paycheck Protection Program

The Company received proceeds of $552 thousand (the "PPP funds") pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender that matures on April 24, 2022 bearing interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the date of the note. Under the terms of the PPP, the principal may be forgiven if the proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage interest, rent and utilities. No assurance can be provided that the Company will obtain forgiveness of the Promissory Note in whole or in part.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 21, 2020	St. Matthews, St. Matthews, SC	$1,775	$(26)	$1,665

Assets Held for Sale

In 2020, the Company committed to a plan to sell Columbia Fire Station. The Company recorded a $0 and $600 thousand impairment expense for the three and six months ended June 30, 2020, respectively, to reduce the carrying value of the property for the amounts that exceeded the property's fair value less estimated selling costs.

KeyBank Credit Agreement

On January 24, 2020, the Company and KeyBank entered into a Second Amendment to the KeyBank Credit Agreement (the "Second Amendment"), effective December 21, 2019. Pursuant to the Second Amendment, the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests. Additionally, the Second Amendment provided that the outstanding balance on the KeyBank Credit Agreement fully mature on June 30, 2020.

On July 21, 2020, the Company and KeyBank entered into a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment, among other provisions, reduces the pledge of additional collateral by two properties and extends the maturity to December 31, 2020.

In addition to the $2.45 million in monthly principal payments made during the six months ended June 30, 2020, the below paydowns were made:

•	$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;

•	$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020; and

•	$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020.

As of June 30, 2020, the balance on the KeyBank Credit Agreement was $5.40 million.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Renewals(1):
Leases renewed with rate increase (sq feet)	255,380	90,113	392,979	180,971
Leases renewed with rate decrease (sq feet)	8,755	2,500	35,735	30,156
Leases renewed with no rate change (sq feet)	43,628	6,183	64,206	8,583
Total leases renewed (sq feet)	307,763	98,796	492,920	219,710

Leases renewed with rate increase (count)	53	30	83	49
Leases renewed with rate decrease (count)	6	1	11	8
Leases renewed with no rate change (count)	12	3	18	5
Total leases renewed (count)	71	34	112	62

Option exercised (count)	4	10	9	13

Weighted average on rate increases (per sq foot)	$0.62	$0.91	$1.05	$0.81
Weighted average on rate decreases (per sq foot)	$(0.40)	$(13.34)	$(1.76)	$(3.36)
Weighted average rate on all renewals (per sq foot)	$0.50	$0.49	$0.71	$0.25

Weighted average change over prior rates	4.92%	3.50%	6.81%	2.29%

New Leases(1) (2):
New leases (sq feet)	81,780	16,018	109,402	47,218
New leases (count)	16	11	30	19
Weighted average rate (per sq foot)	$9.46	$14.89	$11.00	$13.49

Gross Leasable Area ("GLA") expiring during the next 6 months, including month-to-month leases	6.00%	4.17%	6.00%	4.17%

(1)	Lease data presented is based on average rate per square foot over the renewed or new lease term.

(2)	The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Six Months Ended June 30, 2020 Compared to the Three and Six Months Ended June 30, 2019

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2020	2019	2020	2019	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	60	62	60	62	(2)	(3.23)%	(2)	(3.23)%
Aggregate gross leasable area at period end (1)	5,568,934	5,690,446	5,568,934	5,690,446	(121,512)	(2.14)%	(121,512)	(2.14)%
Ending leased rate at period end (1)	90.1%	89.4%	90.1%	89.4%	0.7%	0.78%	0.7%	0.78%
FINANCIAL DATA:
Rental revenues	$14,809	$15,391	$30,164	$31,161	$(582)	(3.78)%	$(997)	(3.20)%
Other revenues	360	141	579	366	219	155.32%	213	58.20%
Total Revenue	15,169	15,532	30,743	31,527	(363)	(2.34)%	(784)	(2.49)%
OPERATING EXPENSES:
Property operations	4,573	4,595	9,296	9,321	(22)	(0.48)%	(25)	(0.27)%
Non-REIT management and leasing services	—	1	—	24	(1)	(100.00)%	(24)	(100.00)%
Depreciation and amortization	4,446	5,287	9,245	11,103	(841)	(15.91)%	(1,858)	(16.73)%
Impairment of notes receivable	—	5,000	—	5,000	(5,000)	(100.00)%	(5,000)	(100.00)%
Impairment of assets held for sale	—	1,147	600	1,147	(1,147)	(100.00)%	(547)	(47.69)%
Corporate general & administrative	1,615	1,380	3,487	3,194	235	17.03%	293	9.17%
Total Operating Expenses	10,634	17,410	22,628	29,789	(6,776)	(38.92)%	(7,161)	(24.04)%
(Loss) gain on disposal of properties	—	(331)	(26)	1,508	331	100.00%	(1,534)	(101.72)%
Operating Income	4,535	(2,209)	8,089	3,246	6,744	305.30%	4,843	149.20%
Interest income	—	—	1	1	—	—%	—	—%
Interest expense	(4,273)	(4,947)	(8,673)	(9,740)	674	13.62%	1,067	10.95%
Other expense	—	—	(1,024)	—	—	—%	(1,024)	(100.00)%
Net (Loss) Income Before Income Taxes	262	(7,156)	(1,607)	(6,493)	7,418	103.66%	4,886	75.25%
Income tax benefit (expense)	6	(7)	(2)	(15)	13	185.71%	13	86.67%
Net Income (Loss)	268	(7,163)	(1,609)	(6,508)	7,431	103.74%	4,899	75.28%
Less: Net income (loss) attributable to noncontrolling interests	14	(112)	5	(99)	126	112.50%	104	105.05%
Net Income (Loss) Attributable to Wheeler REIT	$254	$(7,051)	$(1,614)	$(6,409)	$7,305	103.60%	$4,795	74.82%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $15.17 million and $30.74 million for the three and six months ended June 30, 2020, respectively, compared to $15.53 million and $31.53 million for the three and six months ended June 30, 2019, respectively, representing decreases of 2.34% and 2.49%, respectively, primarily due to sold properties and an additional vacant anchor space, an increase in the credit loss on operating receivables a result of increased accounts receivable due to impacts of COVID-19 on the portfolio, offset by increases in rental revenues as a result of long-term lease extensions. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $10.63 million and $22.63 million for the three and six months ended June 30, 2020, respectively, compared to $17.41 million and $29.79 million for the three and six months ended June 30, 2019, respectively, representing decreases of 38.92% and 24.04%, respectively. These decreases are primarily a result of decreases in impairments and depreciation and amortization, partially offset by increases in corporate general and administrative expenses. Impairments decreased as a result of the $5.00 million impairment of the Sea Turtle notes receivable and the $1.15 million impairment on assets held for sale, Perimeter Square, both which did not reoccurring in 2020, offset by a $600 thousand impairment on St. Matthews during the six months ended June 30, 2020. Depreciation and amortization decreased $841 thousand and $1.86 million, respectively, primarily as a result of lease intangibles becoming fully amortized.

Corporate general and administrative expenses were $1.62 million and $3.49 million for the three and six months ended June 30, 2020, respectively, compared to $1.38 million and $3.19 million for the three and six months ended June 30, 2019, respectively, representing increases of 17.03% and 9.17%, respectively, as a result of the following:

•
$591 thousand and $1.02 million increase, respectively, in professional fees primarily related to increase in costs associated with litigation and corporate counsel, partially offset by a decrease in tax consulting fees which did not occur in 2020; offset by

•	$56 thousand and $325 thousand decrease, respectively, in compensation and benefits primarily driven by a reduction in personnel and decrease in director's compensation;

•	$93 thousand and $111 thousand decrease, respectively, in advertising costs for leasing activities related to cancellation of conferences due to COVID-19; and

•	$198 thousand and $306 thousand decrease, respectively, in other costs primarily associated with a reduction in taxes and licenses and capital and debt financing activities.

Gain on Disposal of Properties

The $331 thousand loss on disposal of properties for the three months ended June 30, 2020 is a result of the demolition of an approximate 10,000 square foot outparcel at the JANAF property to make way for a new approximate 20,000 square foot building constructed by a grocer tenant. The gain on disposal decrease of $1.53 million for the six months ended June 30, 2020 is a result of the 2020 sale of St. Matthews, net of the 2019 JANAF demolition and sales of Jenks Plaza and Graystone Crossing.

Interest Expense

Interest expense for the three and six months ended June 30, 2020 was $4.27 million and $8.67 million, respectively, compared to $4.95 million and $9.74 million for the three and six months ended June 30, 2019, respectively, representing decreases of 13.62% and 10.95%, respectively, are primarily attributable to a $17.96 million reduction in loans payable from June 30, 2019 and lower loan cost amortization due to loan modifications and sold properties.

Other Expenses

Other expenses were $0 million and $1.02 million for the three and six months ended June 30, 2020, respectively. Other expenses include $585 thousand in legal settlement costs and $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. These expenses are non-operating in nature.

Preferred Dividends

At June 30, 2020, the Company had accumulated undeclared dividends of $23.96 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.49 million and $6.97 million are attributable to the three and six months ended June 30, 2020, respectively.

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•	Discontinued operations

•	Harbor Pointe land parcel (sold February 7, 2019);

•	Continuing operations

•	Jenks Plaza (sold January 11, 2019);

•	Graystone Crossing (sold March 18, 2019);

•	Perimeter Square (sold July 12, 2019); and

•	St. Matthews (sold January 21, 2020).

	Three Months Ended June 30,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019

	(in thousands, unaudited)
Net Income (Loss)	$272	$(5,744)	$(4)	$(1,419)	$268	$(7,163)
Adjustments:
Income tax (benefit) expense	(6)	7	—	—	(6)	7
Interest expense	4,273	4,837	—	110	4,273	4,947
Loss on disposal of properties	—	—	—	331	—	331
Corporate general & administrative	1,615	1,376	—	4	1,615	1,380
Impairment of assets held for sale	—	—	—	1,147	—	1,147
Impairment of notes receivable	—	5,000	—	—	—	5,000
Depreciation and amortization	4,446	5,274	—	13	4,446	5,287
Non-REIT management and leasing services	—	1	—	—	—	1
Other non-property revenue	(221)	(18)	—	—	(221)	(18)
Property Net Operating Income (Loss)	$10,379	$10,733	$(4)	$186	$10,375	$10,919

Property revenues	$14,948	$15,236	$—	$278	$14,948	$15,514
Property expenses	4,569	4,503	4	92	4,573	4,595
Property Net Operating Income (Loss)	$10,379	$10,733	$(4)	$186	$10,375	$10,919

	Six Months Ended June 30,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019

	(in thousands, unaudited)
Net (Loss) Income	$(1,572)	$(6,957)	$(37)	$449	$(1,609)	$(6,508)
Adjustments:
Income tax expense	2	15	—	—	2	15
Other expense	1,024	—	—	—	1,024	—
Interest expense	8,673	9,460	—	280	8,673	9,740
Interest income	(1)	(1)	—	—	(1)	(1)
Loss (gain) on disposal of properties	—	—	26	(1,508)	26	(1,508)
Corporate general & administrative	3,486	3,184	1	10	3,487	3,194
Impairment of assets held for sale	600	—	—	1,147	600	1,147
Impairment of notes receivable	—	5,000	—	—	—	5,000
Depreciation and amortization	9,245	11,029	—	74	9,245	11,103
Non-REIT management and leasing services	—	24	—	—	—	24
Other non-property revenue	(243)	(73)	—	—	(243)	(73)
Property Net Operating Income (Loss)	$21,214	$21,681	$(10)	$452	$21,204	$22,133

Property revenues	$30,490	$30,811	$10	$643	$30,500	$31,454
Property expenses	9,276	9,130	20	191	9,296	9,321
Property Net Operating Income (Loss)	$21,214	$21,681	$(10)	$452	$21,204	$22,133

Property Revenues

Total same store property revenues for the three and six months ended June 30, 2020 decreased to $14.95 million and $30.49 million, respectively, compared to $15.24 million and $30.81 million for the three and six months ended June 30, 2019, respectively, representing decreases of 1.89% and 1.04%, respectively, primarily due to:

•	$319 thousand and $411 thousand, respectively, increase in provision for credit losses a result of increased accounts receivable due to the impacts of COVID-19 on the portfolio;

•	$153 thousand and $46 thousand, respectively, decrease in rental revenues from a property with vacant anchor space;

•	$67 thousand and $180 thousand, respectively, decrease in above (below) market lease amortization related to leases becoming fully amortized; partially offset by

•	$333 thousand and $375 thousand, respectively, increase in rental revenues as a result of long-term lease extensions.

Property Expenses

Total same store property expenses for the three and six months ended June 30, 2020 increased to $4.57 million and $9.28 million, respectively, compared to $4.50 million and $9.13 million for the three and six months ended June 30, 2019, respectively, representing increases of 1.47% and 1.60%, respectively. The $66 thousand increase for the three months ended June 30, 2020 is primarily due to an increase of $223 thousand in insurance and real estate taxes as a result of rate increases, partially offset by a decrease of $152 thousand in expenses related to common area maintenance. The $146 thousand increase for the six months ended June 30, 2020 is primarily due to an increase of $236 thousand in insurance and real estate taxes, partially offset by a decrease of $87 thousand in expenses related to common area maintenance.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and six months ended June 30, 2020 and 2019.

Property Net Operating Income

Total property net operating income was $10.38 million and $21.20 million for the three and six months ended June 30, 2020, respectively, compared to $10.92 million and $22.13 million for the three and six months ended June 30, 2019, respectively, representing decreases of 4.98% and 4.20%, respectively. Same stores accounted for decreases of $354 thousand and $467 thousand, respectively, while non-same stores had decreases of $190 thousand and $462 thousand, respectively, resulting from the loss of NOI associated with sold properties.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2020	2019	2020	2019	2020	2019	$	%

				(in thousands, unaudited)
Net Income (Loss)	$272	$(5,744)	$(4)	$(1,419)	$268	$(7,163)	$7,431	103.74%
Depreciation and amortization of real estate assets	4,446	5,274	—	13	4,446	5,287	(841)	(15.91)%
Impairment of assets held for sale	—	—	—	1,147	—	1,147	(1,147)	(100.00)%
Loss on disposal of properties	—	—	—	331	—	331	(331)	(100.00)%
FFO	$4,718	$(470)	$(4)	$72	$4,714	$(398)	$5,112	1,284.42%

	Six Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2020	2019	2020	2019	2020	2019	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(1,572)	$(6,957)	$(37)	$449	$(1,609)	$(6,508)	$4,899	75.28%
Depreciation and amortization of real estate assets	9,245	11,029	—	74	9,245	11,103	(1,858)	(16.73)%
Impairment of assets held for sale	600	—	—	1,147	600	1,147	(547)	(47.69)%
Loss (gain) on disposal of properties	—	—	26	(1,508)	26	(1,508)	1,534	101.72%
FFO	$8,273	$4,072	$(11)	$162	$8,262	$4,234	$4,028	95.13%

During the three and six months ended June 30, 2020, same store FFO increased $5.19 million and $4.20 million, respectively, primarily due to the following:

•	$5.00 million and $5.00 million decrease, respectively, in impairment of notes receivable;

•	$564 thousand and $787 thousand decrease, respectively, in interest expense; offset by

•	$0 thousand and $1.02 million increase, respectively, in other expense for legal settlements and reimbursement of 2019 proxy costs;

•	$354 thousand and $467 thousand decrease, respectively, in property net operating income; and

•	$239 thousand and $302 thousand increase, respectively, in corporate general and administrative expenses.

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

Total AFFO for the three and six month periods ended June 30, 2020 and 2019 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, unaudited)
FFO	$4,714	$(398)	$8,262	$4,234
Preferred Stock dividends - undeclared	(3,657)	(3,658)	(7,314)	(7,315)
Preferred stock accretion adjustments	171	171	341	341
FFO available to common shareholders and common unitholders	1,228	(3,885)	1,289	(2,740)
Impairment of notes receivable	—	5,000	—	5,000
Acquisition and development costs	—	20	1	24
Capital related costs	30	62	34	136
Other non-recurring and non-cash expenses	49	2	1,073	26
Share-based compensation	—	82	—	172
Straight-line rental revenue, net straight-line expense	(401)	240	(406)	85
Loan cost amortization	252	535	562	927
Above (below) market lease amortization	(100)	(194)	(373)	(420)
Recurring capital expenditures and tenant improvement reserves	(278)	(286)	(557)	(570)
AFFO	$780	$1,576	$1,623	$2,640

Impairment on notes receivable during the three and six months ended June 30, 2019 is due to impairment of the notes receivable related to Sea Turtle and is not indicative of our core portfolio of properties and future operations.

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis.  Other non-recurring expenses during the three and six months ended June 30, 2020 include $0 thousand and $585 thousand, respectively, in legal settlement costs, $0 thousand and $439 thousand, respectively, for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders and $49 thousand for severance. During the three and six months ended June 30, 2019 other non-recurring expenses were for severance.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At June 30, 2020, our consolidated cash, cash equivalents and restricted cash totaled $22.94 million compared to consolidated cash, cash equivalents and restricted cash of $21.59 million at December 31, 2019. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2020	2019	$	%

		(in thousands, unaudited)
Operating activities	$7,494	$7,807	$(313)	(4.01)%
Investing activities	$1,121	$2,633	$(1,512)	(57.42)%
Financing activities	$(7,269)	$(8,079)	$810	10.03%

Operating Activities

During the six months ended June 30, 2020, our cash flows from operating activities were $7.49 million, compared to cash flows from operating activities of $7.81 million during the six months ended June 30, 2019, representing a decrease of 4.01% or $313 thousand. This decrease is primarily a result of the decrease in property NOI of $929 thousand, the increase in accounts receivables due to the impacts of COVID-19 on the portfolio and the timing of deferred costs and other assets, offset by the timing of accounts payable, accrued expenses and other liabilities.

Investing Activities

During the six months ended June 30, 2020, our cash flows from investing activities were $1.12 million, compared to cash flows from investing activities of $2.63 million during the six months ended June 30, 2019, representing a decrease of $1.51 million primarily due to the 2020 sales of St. Matthews compared to the 2019 sales of the Jenks Plaza, Graystone Crossing, and Harbor Pointe land parcel, partially offset by a decrease in capital expenditures of $402 thousand primarily related to less tenant improvement projects in 2020.

Financing Activities

During the six months ended June 30, 2020, our cash flows used in financing activities were $7.27 million, compared to $8.08 million of cash flows used in financing activities during the six months ended June 30, 2019, representing an increase of $810 thousand due to the following:

•
$3.44 million increase in loan principal payments primarily as a result of the 2020 Shoppes at Myrtle Park and Folly Road refinances, the St. Matthews sale, and pay-down of the KeyBank Credit Agreement, partially offset by the 2019 sales of Jenks Plaza and Graystone Crossing and the 2019 payoff of the Revere Term Loan and Senior Convertible Notes in addition to the Village of Martinsville refinance;

•	$552 thousand increase in proceeds from PPP funds as detailed in Note 2; offset by

•	$3.15 million increase in loan proceeds due to the Shoppes at Myrtle Park and Folly Road refinances occurring in 2020 offset by the 2019 Village of Martinsville refinance;

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of June 30, 2020 and December 31, 2019, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	(unaudited)
Fixed-rate notes	$306,203	$305,017
Adjustable-rate mortgages	23,948	24,163
Fixed rate mortgages, assets held for sale (1)	4,013	—
Floating-rate line of credit (1)	5,400	17,879
Total debt	$339,564	$347,059
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.68% and 4.39 years, respectively, at June 30, 2020. We have $41.05 million of debt maturing, including scheduled principal repayments, during the six months ended December 31, 2020. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity or receive short term extensions, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2020 are $49.85 million in debt maturities and principal payments due in the twelve months ended June 30, 2021 as described in Note 5. Included in the $49.85 million are 7 loans collateralized by 12 properties within our portfolio. The Company plans to pay these obligations through a combination of refinancings, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs:

•	the Company had $7.66 million in cash and cash equivalents at June 30, 2020;

•	$15.28 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at June 30, 2020; and

•	intends to use cash generated from operations during the twelve months ended June 30, 2021.

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

Off-Balance Sheet Arrangements

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2.42 million, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Pointe Associates, LLC, then owned by an affiliate of former CEO, Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Pointe Associates, LLC would reimburse the Grove Economic Development Authority (the “Harbor Pointe Agreement”). In 2014, Harbor Pointe Associates, LLC was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of June 30, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2020, the Company did not fund any debt service shortfalls. During the three and six months ended June 30, 2019, the Company funded $44 thousand in debt service shortfalls. No amounts have been accrued for this as of June 30, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of June 30, 2020, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2020. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2020 (the end of the period covered by this Form 10-Q).

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia.
Former CEO, Jon Wheeler, alleges that his employment was improperly terminated and that he is owed severance and bonus payments pursuant to his Employment Agreement. Altogether, his alleged damages total approximately $1.00 million. The Company is defending the action on the grounds that Mr. Wheeler’s employment was properly terminated for cause, including for his failure to properly apprise the Board of Directors of critical information, and placing his own personal interests above the Company's, including contacting counsel about filing suit on his behalf against the Company and the Board of Directors while he was still CEO and President of the Board. The Company filed a Counterclaim against Mr. Wheeler for approximately $150 thousand for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. Trial of this action was held on December 17-20, 2019. Post-trial briefs were submitted on January 31, 2020. On March 10, 2020, the Court held a hearing to announce its rulings. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause and awarded him $475 thousand for a severance payment and $23 thousand for the cash value of applicable benefits. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its Counterclaim. A hearing will be conducted on August 7, 2020 to determine Mr. Wheeler’s request for an award of attorneys’ fees and costs, as well as whether pre-judgment interest should be included on the damage awards. Mr. Wheeler seeks an award of $375 thousand in attorneys' fees and costs and $63 thousand in pre-judgment interest on the severance payment award. The Court’s rulings will become a final, appealable judgment order when it rules on the award of attorneys’ fees, costs and pre-judgment interest. The Company has the right to file a petition to the Virginia Supreme Court seeking an appeal of adverse rulings. The Company’s notice of appeal will be due within thirty-days of the Court’s final rulings. Accordingly, the Company has recorded an estimated $485 thousand on the Company's condensed consolidated statements of operations under the line "other expenses" based on the awarded amounts noted. Mr. Wheeler's request for further damage awards could impact this estimated expense in future periods.

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

Bank of Arkansas asserted a claim in the bankruptcy as the first mortgage on Sea Turtle. The Company’s subsidiaries held a second mortgage on Sea Turtle and in addition were creditors of WD-I . On January 30, 2020, the Bankruptcy Court approved a sale price of $18.75 million. The Company will share in the $200 thousand set aside for unsecured creditors, pro rata with other unsecured creditors. Given the amount of the indebtedness owed to the Company, we will receive the largest portion of the funds. On May 1, 2020, the Bankruptcy Court granted the dismissal of the WD-I bankruptcy case upon the provisions for payment of the $200 thousand to creditors. The Company received an aggregate payment of $196 thousand in May 2020 and recorded the receipt on the Company's condensed consolidated statements of operations under the line "other revenues".

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc. and David Kelly, Individually, Circuit Court for the City of Virginia Beach, Virginia. In September, 2018, former Chief Executive Officer and President Jon S. Wheeler filed claims for defamation and tortious interference with contract expectancy, prospective business relationships and economic advantage in the Circuit Court for the City of Virginia Beach, Virginia, asserting that his successor, immediate past Chief Executive Officer and President David Kelly, defamed him in communications with an industry association. In February, 2019, Jon Wheeler’s counsel amended the suit to add the Company as a Defendant, but dropped all but the defamation claims. This case was settled and dismissed with prejudice by the court on June 1, 2020.

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Joseph Stilwell, and Daniel Khoshaba, Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging that his employment was improperly terminated and that he is owed severance pay and related benefits pursuant to his employment agreement. He claims breach of his employment contract against the company; against the individual defendants, he claims tortious interference with contract and common law and statutory conspiracy for their alleged actions related to his employment termination. He seeks damages of $3.15 million, plus unpaid bonuses and benefits, pre- and post-judgment interest, attorneys’ fees, and costs. The Company is defending the action on the grounds that Mr. Kelly’s employment was properly terminated for cause and that the claims against Messrs. Stilwell and Khoshaba are not cognizable. The Company and Messrs. Stilwell and Khoshaba have filed an answer and demurrer, which is pending. No trial date has been set in the case. At this juncture, the outcome of the matter cannot be predicted.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on May 29, 2020).

3.2	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended (Filed as an exhibit to Form 8-K, filed on May 29, 2020).

4.4	Description of Securities (Filed herewith).

10.1	Employment Agreement with Crystal Plum (Filed as an exhibit to Form 8-K, filed on February 20, 2020).

10.2	Second Amendment to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.3	Equity Interests Pledge and Security Agreement to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.4	Third Amendment to the KeyBank Amended and Restated Credit Agreement dated July 20, 2020 (Filed as exhibit to Form 8-K, filed on July 23, 2020).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	August 4, 2020