Form 10-Q
period 2020-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2020-11-10
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 9, 2020, there were 9,702,783 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS:
Investment properties, net	$394,378	$416,215
Cash and cash equivalents	6,957	5,451
Restricted cash	17,240	16,140
Rents and other tenant receivables, net	8,365	6,905
Assets held for sale	15,064	1,737
Above market lease intangibles, net	3,928	5,241
Operating lease right-of-use assets	11,508	11,651
Deferred costs and other assets, net	16,898	21,025
Total Assets	$474,338	$484,365
LIABILITIES:
Loans payable, net	$318,230	$340,913
Liabilities associated with assets held for sale	14,912	2,026
Below market lease intangibles, net	5,093	6,716
Operating lease liabilities	11,917	11,921
Accounts payable, accrued expenses and other liabilities	12,949	9,557
Total Liabilities	363,101	371,133
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,529,293 and 3,600,636 shares issued and outstanding, respectively; $106.76 million and $101.66 million aggregate liquidation preference, respectively)	93,046	87,225

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,152	41,087
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,699,461 and 9,694,284 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	233,916	233,870
Accumulated deficit	(259,479)	(251,580)
Total Shareholders’ Equity	16,139	23,927
Noncontrolling interests	2,052	2,080
Total Equity	18,191	26,007
Total Liabilities and Equity	$474,338	$484,365
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE:
Rental revenues	$14,756	$15,385	$44,920	$46,546
Other revenues	208	180	787	546
Total Revenue	14,964	15,565	45,707	47,092
OPERATING EXPENSES:
Property operations	4,820	4,967	14,116	14,288
Non-REIT management and leasing services	—	1	—	25
Depreciation and amortization	4,215	5,066	13,460	16,169
Impairment of notes receivable	—	—	—	5,000
Impairment of assets held for sale	—	400	600	1,547
Corporate general & administrative	1,080	1,349	4,567	4,543
Total Operating Expenses	10,115	11,783	32,743	41,572
(Loss) gain on disposal of properties	—	(81)	(26)	1,427
Operating Income	4,849	3,701	12,938	6,947
Interest income	—	1	1	2
Interest expense	(4,114)	(4,654)	(12,787)	(14,394)
Other expense	(15)	—	(1,039)	—
Net Income (Loss) Before Income Taxes	720	(952)	(887)	(7,445)
Income tax expense	—	(8)	(2)	(23)
Net Income (Loss)	720	(960)	(889)	(7,468)
Less: Net income (loss) attributable to noncontrolling interests	13	(1)	18	(100)
Net Income (Loss) Attributable to Wheeler REIT	707	(959)	(907)	(7,368)
Preferred Stock dividends - undeclared	(3,608)	(3,657)	(10,922)	(10,972)
Deemed contribution related to preferred stock redemption	726	—	726	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(2,175)	$(4,616)	$(11,103)	$(18,340)

Loss per share:
Basic and Diluted	$(0.22)	$(0.48)	$(1.14)	$(1.90)

Weighted-average number of shares:
Basic and Diluted	9,699,461	9,693,271	9,696,554	9,664,582

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	453	1,875,748	41,109	9,694,284	97	233,870	(256,037)	19,492	234,019	2,071	21,563
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	1,615	—	2	—	2	(1,615)	(2)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	12	—	12	—	(12)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	254	254	—	14	268
Balance, June 30, 2020 (Unaudited)	562	453	1,875,748	41,131	9,695,899	97	$233,884	(258,372)	$17,193	232,404	2,071	19,264
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of operating partnership units to Common Stock	—	—	—	—	3,562	—	6	—	6	(3,562)	(6)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	26	—	26	—	(26)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,540)	(2,540)	—	—	(2,540)
Preferred Stock redemption discount	—	—	—	—	—	—	—	726	726	—	—	726
Net Income	—	—	—	—	—	—	—	707	707	—	13	720
Balance, September 30, 2020 (Unaudited)	562	$453	1,875,748	$41,152	9,699,461	$97	$233,916	$(259,479)	$16,139	228,842	$2,052	$18,191

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(889)	$(7,468)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	8,589	8,991
Amortization	4,871	7,178
Loan cost amortization	796	1,336
Above (below) market lease amortization, net	(443)	(585)
Straight-line expense	138	140
Share-based compensation	—	244
Loss (gain) on disposal of properties	26	(1,427)
Credit losses on operating lease receivables	1,042	315
Impairment of notes receivable	—	5,000
Impairment of assets held for sale	600	1,547
Net changes in assets and liabilities:
Rent and other tenant receivables, net	(1,738)	(520)
Unbilled rent	(758)	(60)
Deferred costs and other assets, net	(903)	(335)
Accounts payable, accrued expenses and other liabilities	2,646	(1,738)
Net operating cash flows used in discontinued operations	—	(2)
Net cash provided by operating activities	13,977	12,616
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of restricted cash acquired	—	(24)
Capital expenditures	(1,649)	(1,405)
Cash received from disposal of properties	1,665	3,584
Cash received from disposal of properties-discontinued operations	—	19
Net cash provided by investing activities	16	2,174
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(340)	(537)
Loan proceeds	13,350	24,165
Loan principal payments	(23,843)	(33,890)
Preferred stock redemption	(1,106)	—
Paycheck Protection Program proceeds	552	—
Net cash used in financing activities	(11,387)	(10,262)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,606	4,528
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	21,591	17,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$24,197	$22,527
Supplemental Disclosures:
Non-Cash Transactions:
Conversion of common units to common stock	$8	$—
Accretion of preferred stock discounts	$509	$510
Deemed contribution related to preferred stock discount	$726	$—
Other Cash Transactions:
Cash paid for taxes	$15	$6
Cash paid for interest	$11,885	$13,218

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,957	$5,233
Restricted cash	17,240	17,294
Cash, cash equivalents, and restricted cash	$24,197	$22,527
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2020, the Trust, through the Operating Partnership, owned and operated sixty centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment expense is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the three and nine months ended September 30, 2020 and 2019.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2020 and December 31, 2019, the Company’s allowance for uncollectible accounts totaled $1.47 million and $1.14 million, respectively.

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

Operating Partnership Purchase of Stock

The Operating Partnership purchased 71,343 shares of the Series D Preferred Stock on September 22, 2020 from an unaffiliated investor at $15.50 per share. The Company considers the purchase of the REIT's equity securities to be retired in the condensed consolidated financial statements. See Note 7 for additional details.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2020 and December 31, 2019, there were $4.23 million and $3.41 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the total square footage of all leasable buildings at the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the three and nine months ended September 30, 2020 and 2019.

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

The below table disaggregates the Company’s revenue by type of service for the three and nine months ended September 30, 2020 and 2019 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Minimum rent	$11,515	$12,035	$35,179	$36,462
Tenant reimbursements - variable lease revenue	3,274	3,262	9,703	9,999
Percentage rent - variable lease revenue	85	69	242	258
Straight-line rents	339	134	838	142
Lease termination fees	100	—	174	49
Other	108	180	613	497
Total	15,421	15,680	46,749	47,407
Credit losses on operating lease receivables	(457)	(115)	(1,042)	(315)
Total	$14,964	$15,565	$45,707	$47,092

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements. The TRS' have accrued $9 thousand and $22 thousand, respectively, for federal and state income taxes as of September 30, 2020 and December 31, 2019. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status, it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Professional fees	$241	$444	$2,186	$1,371
Compensation and benefits	321	455	1,103	1,562
Corporate administration	309	326	934	934
Advertising costs for leasing activities	32	35	84	198
Other	177	89	260	478
Total	$1,080	$1,349	$4,567	$4,543

Other Expense

Other expense represent expenses which are non-operating in nature. Other expenses during the three and nine months ended September 30, 2020 were $15 thousand and $1.04 million, respectively, in legal settlement costs and reimbursement of 2019 proxy costs, see Note 9 and Note 10 for additional details.

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

3. Real Estate

Investment properties consist of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Land and land improvements	$96,934	$100,599
Buildings and improvements	353,943	366,082
Investment properties at cost	450,877	466,681
Less accumulated depreciation	(56,499)	(50,466)
Investment properties, net	$394,378	$416,215

The Company’s depreciation expense on investment properties was $2.79 million and $8.59 million for the three and nine months ended September 30, 2020, respectively. The Company’s depreciation expense on investment properties was $2.92 million and $8.99 million for the three and nine months ended September 30, 2019, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
Assets Held for Sale and Dispositions

At September 30, 2020 assets held for sale included Columbia Fire Station, Riversedge North, Berkley Shopping Center, a .75 acre land parcel at Berkley and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. At September 30, 2019 assets held for sale included St. Matthews.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. The impairment expenses during the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(unaudited)
Columbia Fire Station	$—	$—	$600	$—
St. Matthews	—	400	—	400
Perimeter Square	—	—	—	1,147
Total	$—	$400	$600	$1,547

As of September 30, 2020 and December 31, 2019, assets held for sale and associated liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Investment properties, net	$14,695	$1,651
Rents and other tenant receivables, net	45	77
Above market leases, net	152	—
Deferred costs and other assets, net	172	9
Total assets held for sale	$15,064	$1,737

	September 30, 2020	December 31, 2019
	(unaudited)
Loans payable	$14,620	$1,974
Below market leases, net	24	—
Accounts payable, accrued expenses and other liabilities	268	52
Total liabilities associated with assets held for sale	$14,912	$2,026

The following properties were sold during the nine months ended September 30, 2020 and 2019:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 21, 2020	St. Matthews	$1,775	$(26)	$1,665
July 12, 2019	Perimeter Square	7,200	(81)	—
March 18, 2019	Graystone Crossing	6,000	1,452	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840

The Harbor Pointe land parcel sale represents discontinued operations as it was a strategic shift that had a major effect on the Company's financial position or results of operations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
All other assets held for sale do not represent a strategic shift that has a major effect on the Company's financial position or results of operations. Accordingly, the operating results of these properties remain classified within continuing operations for all periods presented.

In May 2019, an approximate 10,000 square foot outparcel at the JANAF property was demolished resulting in a $331 thousand write-off to make way for a new approximate 20,000 square foot building constructed by a new grocer tenant, Aldi.

4. Deferred Costs
Deferred costs and other assets, net of amortization are as follows (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Leases in place, net	$11,186	$14,968
Ground lease sandwich interest, net	2,009	2,215
Tenant relationships, net	1,444	2,173
Lease origination costs, net	1,150	1,038
Legal and marketing costs, net	26	43
Other	1,083	588
Total deferred costs and other assets, net	$16,898	$21,025
As of September 30, 2020 and December 31, 2019, the Company’s intangible accumulated amortization totaled $59.45 million and $57.15 million, respectively. During the three and nine months ended September 30, 2020, the Company’s intangible amortization expense totaled $1.43 million and $4.87 million, respectively. During the three and nine months ended September 30, 2019, the Company’s intangible amortization expense totaled $2.14 million and $7.18 million, respectively. Future amortization of lease origination costs, leases in place, legal and marketing costs, tenant relationships and ground lease sandwich interests is as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Tenant Relationships, net	Lease Origination Costs, net	Legal & Marketing Costs, net	Total
For the remaining three months ending December 31, 2020	$887	$68	$136	$53	$4	$1,148
December 31, 2021	2,721	274	444	188	8	3,635
December 31, 2022	2,112	274	354	146	6	2,892
December 31, 2023	1,634	274	227	128	5	2,268
December 31, 2024	1,121	274	128	113	3	1,639
December 31, 2025	796	274	62	90	—	1,222
Thereafter	1,915	571	93	432	—	3,011
	$11,186	$2,009	$1,444	$1,150	$26	$15,815

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2020	December 31, 2019
First National Bank (7)	$24,656	LIBOR + 300 basis points	September 2020	$1,127	$1,214
Lumber River	$10,723	LIBOR + 350 basis points	October 2020	1,385	1,404
Rivergate	$102,795	LIBOR + 295 basis points	October 2020	21,307	21,545
Tuckernuck	$33,880	3.88%	November 2020	5,244	5,344
Columbia Fire Station	$45,580	4.00%	December 2020	3,957	4,051
KeyBank Credit Agreement (6)	$350,000	LIBOR + 350 basis points	December 2020	4,350	17,879
JANAF Bravo	$36,935	4.65%	April 2021	6,300	6,372
Walnut Hill Plaza	Interest only	5.50%	December 2022	3,287	3,759
Litchfield Market Village	$46,057	5.50%	November 2022	7,418	7,452
Twin City Commons	$17,827	4.86%	January 2023	2,933	2,983
New Market	$48,747	5.65%	June 2023	6,561	6,713
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,201	7,361
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,586	5,642
JANAF	$333,159	4.49%	July 2023	49,317	50,599
Tampa Festival	$50,797	5.56%	September 2023	7,961	8,077
Forrest Gallery	$50,973	5.40%	September 2023	8,266	8,381
Riversedge North	$11,436	5.77%	December 2023	1,756	1,767
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,525	11,675
Cypress Shopping Center	$34,360	4.70%	July 2024	6,183	6,268
Port Crossing	$34,788	4.84%	August 2024	5,941	6,032
Freeway Junction	$41,798	4.60%	September 2024	7,619	7,725
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,362	3,416
Bryan Station	$23,489	4.52%	November 2024	4,333	4,394
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	8,035	8,113
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,925	—
Folly Road	$41,482	4.65%	March 2025	7,262	5,922
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,571	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,873	4,957
Chesapeake Square	$23,857	4.70%	August 2026	4,298	4,354
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,436	8,516
Village of Martinsville	$89,664	4.28%	July 2029	16,074	16,351
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				336,566	347,059
Unamortized debt issuance cost (1)				(3,716)	(4,172)
Total Loans Payable, including assets held for sale				332,850	342,887
Less loans payable on assets held for sale, net loan amortization costs				14,620	1,974
Total Loans Payable, net				$318,230	$340,913
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
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner and South Lake.
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

KeyBank Credit Agreement

As of September 30, 2020, the Company has borrowed $4.35 million under the Amended and Restated Credit Agreement ("KeyBank Credit Agreement") with KeyBank National Association ("KeyBank"), which is collateralized by five properties. At September 30, 2020, the outstanding borrowings are accruing interest at 3.65%.

The KeyBank Credit Agreement had the following activity during the nine months ended September 30, 2020:
•Entered into the Second Amendment to the KeyBank Credit Agreement (the "Second Amendment") on January 24, 2020, effective December 21, 2019, and the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests and fully matures on June 30, 2020.
•Entered into a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment") on July 21, 2020. The Third Amendment, among other provisions, reduces the pledge of additional collateral by two properties and extends the maturity to December 31, 2020.
•The KeyBank Credit Agreement had principal paydowns as noted below:
◦$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;
◦$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020; and
◦$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020.

Shoppes at Myrtle Park Refinance

On January 23, 2020, the Company refinanced the Shoppes at Myrtle Park collateralized portion of the KeyBank Credit Agreement for $6.00 million at a fixed interest rate of 4.45%. The loan matures in February 2025 with monthly principal and interest payments of $33 thousand.

Folly Road Refinance

On March 23, 2020, the Company executed a promissory note for $7.35 million for the refinancing of Folly Road at a rate of 4.65%. The loan matures in March 2025 with monthly principal and interest payments of $41 thousand.

Rivergate Extension

On July 10, 2020, the Company entered into an agreement to extend the maturity date from June 2020 to October 20, 2020 with monthly principal and interest payments of $48 thousand plus accrued and unpaid interest.

Tuckernuck Extension

On August 1, 2020, the Company entered into an Amended Agreement to extend the $5.28 million Tuckernuck Loan to November 1, 2020 with monthly principal and interest payments of $34 thousand.
Columbia Fire Station Extension

Effective September 3, 2020, the Company extended the Columbia Fire Station promissory note ("Columbia Fire Station Loan") to December 3, 2020, with principal and interest payments in the amount of $46 thousand beginning on October 3, 2020. The Columbia Fire Station Loan continues to bear interest at 4.00%.

Walnut Hill Plaza Paydown and Amendment

On July 15, 2020, the Company entered into the Third Amendment to reduce the Walnut Hill Plaza loan by $443 thousand to $3.30 million using proceeds from restricted cash reserves and received three months of forbearance on principal payments.

On October 16, 2020, the Company entered into the Fourth Amendment to receive forbearance on principal payments through December 29, 2020 and extend the maturity date to March 2023.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Loan Modification Agreements

On September 4, 2020, the Company executed Loan Modification Agreements on three properties whereby the Company was able to use restricted cash to fund debt service for 90 days, representing a total of $488 thousand to be replenished over the subsequent twelve-month period.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2020, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2020	$38,601
December 31, 2021	11,287
December 31, 2022	15,580
December 31, 2023	85,576
December 31, 2024	44,240
December 31, 2025	91,426
Thereafter	49,856
Total principal repayments and debt maturities	$336,566

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the twelve months ending September 30, 2021 of $48.59 million. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•continued suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;
•available cash and cash equivalents;
•cash flows from operating activities;
•refinancing of maturing debt;
•loan forbearance;
•possible sale of six undeveloped land parcels; and
•sale of additional properties, if necessary.

6. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding CAM and percentage rent based on tenant sales volume, as of September 30, 2020 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2020	$11,047
December 31, 2021	42,612
December 31, 2022	37,996
December 31, 2023	32,274
December 31, 2024	25,344
December 31, 2025	19,575
Thereafter	43,580
Total minimum rents	$212,428

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Equity and Mezzanine Equity

Series A Preferred Stock

At September 30, 2020 and December 31, 2019, the Company had 562 shares of Series A Preferred Stock, without par value (“Series A Preferred”) issued and outstanding and 4,500 shares authorized with a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At September 30, 2020 and December 31, 2019, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2020 and December 31, 2019, the Company had 3,529,293 and 3,600,636 issued, respectively, and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $106.76 million and $101.66 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert such shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

Dividends on the Series D Preferred cumulate from the end of the most recent dividend period for which dividends have been paid. Dividends on the Series D Preferred cumulate whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends and (iii) such dividends are authorized by our Board of Directors or declared by us. Dividends on the Series D Preferred Stock do not bear interest. If the Company fails to pay any dividend within three (3) business days after the payment date for such dividend, the then-current dividend rate increases following the payment date by an additional 2.0% of the $25.00 stated liquidation preference per share, or $0.50 per annum, until we pay the dividend, subject to our ability to cure the failure. On December 20, 2018, the Company suspended the Series D Preferred dividend. As such, the Series D Preferred shares began accumulating dividends at 10.75% beginning January 1, 2019 and will continue to accumulate dividends at this rate until all accumulated dividends have been paid.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)
Holders of shares of the Series D Preferred have no voting rights. Pursuant to the Company’s Articles Supplementary, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods (a “Preferred Dividend Default”), the number of directors on our Board of Directors will automatically be increased by two, and holders of shares of the Series D Preferred and the holders of Series A Preferred and Series B Preferred (the Series A Preferred and Series B Preferred together, being the “Parity Preferred Stock”), shall be entitled to vote for the election of two additional directors (the “Series D Preferred Directors”). A Preferred Dividend Default occurred on April 15, 2020. The election of such directors will take place upon the written request of the holders of record of at least 20% of the Series D Preferred Stock and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred Stock and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof set apart for payment.

On September 22, 2020, the Operating Partnership purchased 71,343 shares of Series D Preferred at $15.50 per share. These shares are deemed to be retired on the condensed consolidated financial statements. The book value of the shares purchased included both accreted and unaccreted issuance costs and dividends in arrears totaling $1.83 million.

The changes in the carrying value of the Series D Preferred for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands, unaudited):

Series D Preferred
(unaudited)
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2020	89,792
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2020	92,360
Accretion of Preferred Stock discount	147
Undeclared dividends	2,372
Redemption of Preferred Stock	(1,833)
Balance September 30, 2020	$93,046

Series D Preferred
(unaudited)
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2019	79,522
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2019	82,090
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance September 30, 2019	$84,657

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)
Earnings per share

Basic earnings per share for the Company’s common shareholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred shareholders and the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common shareholders, excluding amounts attributable to preferred shareholders and the net income (loss) attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

As of September 30, 2020, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock and cumulative convertible preferred stock have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	September 30, 2020
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	228,842	228,842
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,529,293	5,202,378

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended September 30, 2020	$13	22.50	$1,056	0.56	$2,372	0.67
For the nine months ended September 30, 2020	$39	67.50	$3,166	1.69	$7,210	2.01

For the three months ended September 30, 2019	$13	22.50	$1,056	0.56	$2,419	0.67
For the nine months ended September 30, 2019	$39	67.50	$3,166	1.69	$7,257	2.01

The total cumulative dividends in arrears for Series A Preferred (per share $180.00), Series B Preferred (per share $4.50) and Series D Preferred (per share $5.25) as of September 30, 2020 is $27.07 million.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's shareholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of September 30, 2020, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three and nine months ended September 30, 2020 and 2019.

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

As of September 30, 2020, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan. There were no shares issued during the three and nine months ended September 30, 2020.

Stock Appreciation Rights Agreement

On August 4, 2020, the Company’s Board of Directors granted a Stock Appreciation Rights Agreement (the “SARs”) which will not be effective until approved by the shareholders at the 2021 Annual Meeting of Stockholders. The SARs allows for issuance of 5,000,000 shares of the Company's Common Stock at a strike price of $1.85 per share to Daniel Khoshaba, Chief Executive Officer of the Company, upon meeting certain market price thresholds. The SARs expires in the year 2030.

8. Leases Commitments

The Company has ground leases that are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2020 and 2019, the weighted average remaining lease term of our leases is 34 and 35 years, respectively. The following properties are subject to leases which require the Company to make fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Expiration Year
Amscot	$6	$7	$19	$19	2045
Beaver Ruin Village	14	14	41	41	2054
Beaver Ruin Village II	6	6	17	17	2056
Leased office space Charleston, SC	—	17	—	67	2019
Moncks Corner	30	30	91	91	2040
Devine Street (1)	99	99	297	297	2051
JANAF (2)	71	65	214	200	2069
Total ground leases	$226	$238	$679	$732
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $34 thousand and $103 thousand in variable percentage rent, during the three and nine months ended September 30, 2020, respectively. Includes $29 thousand and $90 thousand in variable percentage rent, during the three and nine months ended September 30, 2019, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$146	$437
Leased assets obtained in exchange for new operating lease liabilities	$—	$—

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$161	$500
Leased assets obtained in exchange for new operating lease liabilities	$—	$11,904

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Leases Commitments (continued)

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of September 30, 2020 and a reconciliation of those cash flows to the operating lease liabilities at September 30, 2020 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2020	$146
December 31, 2021	637
December 31, 2022	640
December 31, 2023	642
December 31, 2024	644
December 31, 2025	648
Thereafter	22,460
Total minimum lease payments (1)	25,817
Discount	(13,900)
Operating lease liabilities	$11,917
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Northeast, Mid-Atlantic and Southeast, which markets represented approximately 4%, 34% and 62% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. The Company filed a counterclaim against Mr. Wheeler for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. Subsequent to September 30, 2020, the Company settled with Mr. Wheeler for $500 thousand which is included on the Company's condensed consolidated statements of operations under the line "other expenses." Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees and pre-judgment interest. Mr. Wheeler has filed a Notice of Appeal, and he is required to file a Petition for Appeal in early December 2020.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of September 30, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2020, the Company did not fund any debt service shortfalls. During the three and nine months ended September 30, 2019, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of September 30, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

10. Related Party Transactions

The following summarizes related party activity for the nine months ended September 30, 2020 and 2019. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
Amounts paid to affiliates	$75	$—
Amounts received from affiliates	$—	$16

Reimbursement of Proxy Solicitation Expenses

On October 29, 2019, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), filed a proxy statement with the SEC in connection with the Company’s 2019 annual meeting (the “Stilwell Solicitation”). Current director Joseph Stilwell is the owner and managing member of Stilwell Value LLC, which is the general partner of Stilwell Activist Investments, L.P. At the 2019 annual meeting, our shareholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. The Company has agreed to reimburse the Stilwell Group for the approximate $439 thousand of expenses it incurred in connection with the Stilwell Solicitation. This reimbursement was recorded on the condensed consolidated statements of operations as “other expense.”

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Subsequent Events

First National Bank Extension

On October 14, 2020, the Company entered into the Second Amendment to extend the $1.13 million First National Bank Loan to March 15, 2021 with monthly principal and interest payments of $25 thousand. The First National Bank Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

Lumber River Extension

On October 14, 2020, the Company entered into the Third Amendment to extend the $1.39 million Lumber River Loan to April 10, 2021 with monthly principal and interest payments of $11 thousand. The Lumber River Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

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

Important factors, among others, that may affect our actual results include:

•negative impacts from continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;
•tenant bankruptcies;
•the level of rental revenue we achieve from our assets;
•the market value of our assets and the supply of, and demand for, retail real estate in which we invest;
•the state of the U.S. economy generally, or in specific geographic regions;
•the impact of economic conditions on our business;
•the conditions in the local markets in which we operate and our concentration in those markets, as well as changes in national economic and market conditions;
•consumer spending and confidence trends;
•our ability to enter into new leases or to renew leases with existing tenants at the properties we own;
•our ability to anticipate changes in consumer buying practices and the space needs of tenants;
•the competitive landscape impacting the properties we own and their tenants;
•our relationships with our tenants and their financial condition and liquidity;
•our ability to continue to qualify as a real estate investment trust for U.S. federal income tax (a “REIT”);
•our use of debt as part of our financing strategy and our ability to make payments or to comply with our loan covenants;
•the level of our operating expenses;
•changes in interest rates that could impact the market price of our common stock and the cost of our borrowings; and
•legislative and regulatory changes (including changes to laws governing the taxation of REITs).

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

Company Overview

As of September 30, 2020, the Trust, through the Operating Partnership, owned and operated sixty retail shopping centers, one office building and six undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

Recent Trends and Activities

There have been several significant events in 2020 that have impacted our company. These events are summarized below.

Impact of COVID-19

The following discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for the fourth quarter of 2020 and future periods.

The United States of America has been subject to significant economic disruption caused by the onset of COVID-19. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders at the state and local levels. These containment measures, which generally do not apply to businesses designated as “essential”, are affecting the operations of different categories of the Company’s base to varying degrees with, for example, grocery stores and pharmacies generally permitted to remain open and operational, restaurants generally limited to take-out and delivery services only and capacity restrictions while open, and non-essential businesses generally forced to close. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed or lifted, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or partially reopen.

As of September 30, 2020 our portfolio was approximately 88.3% leased. The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 62%, 34% and 4%, respectively, of the total annualized base rent of the properties in our portfolio as of September 30, 2020. Our operating portfolio contains retail shopping centers with a particular emphasis on grocery-anchored retail centers; grocers represent approximately 27% of total annualized base rent as of September 30, 2020. We generally lease our properties to national and regional retailers.

    The Company’s portfolio and tenants have been impacted as follows:

•The Company’s sixty retail shopping centers are open and operating. As of September 30, 2020, all of the Company’s shopping centers feature necessity-based tenants, with forty-five of the sixty properties anchored by grocery and/or drug stores.

•The Company agreed to lease modifications with five tenants who declared bankruptcy, resulting in a weighted average rate increase of 2.69% and 2.3 year weighted average extension term. Seven tenants vacated due to bankruptcy and two of the vacated tenants have been backfilled.

•Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. As a result, the Company granted 145 concessions as of October 30, 2020 and modified 68 leases as of September 30, 2020, with a weighted average rate increase of 3.72% and 3.1 year weighted average extension term. During the three months ended September 30, 2020 the Company modified 22 leases, with a weighted average rate increase of 1.47% and 1.9 year weighted average extension term.

•The Company has received payment of 95% of contractual base rent and tenant reimbursements billed for the three months ended September 30, 2020. Collections of second quarter billings increased from 83%, as previously reported, to 95% collected as of November 5, 2020.

•As of September 30, 2020, $389 thousand of accounts receivable relate to short term deferral of rents, an increase of $34 thousand compared to the June 30, 2020 balance.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•Along with the Company’s tenants and the communities they and the Company together serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including implementing a work from home policy and the Company’s IT systems have enabled its team to work seamlessly.

•The Company is in constant communication with its tenants and sharing resources on how to identify local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief and Economic Security Act of 2020.

•The Company currently has approximately $6.96 million in cash and cash equivalents and an additional $17.24 million in restricted cash.

•Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on the Company’s business, and in order to preserve its liquidity position, the Company has continued its suspension of any dividend distributions.

The Company derives revenues primarily from rents received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on the Company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, continued high unemployment rates, low consumer confidence and consumer spending levels and overall poor global and U.S. economic conditions. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to shareholders.

The comparability of the Company’s results of operations for the nine months ended September 30, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

Assets Held for Sale

At September 30, 2020 assets held for sale included Columbia Fire Station, Riversedge North, Berkley Shopping Center, a .75 acre land parcel at Berkley and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. Additionally, in 2019 assets held for sale included St. Matthews. The Company recorded a $0 and $600 thousand impairment expense for Columbia Fire Station for the three and nine months ended September 30, 2020, respectively, reducing the carrying value for the amounts that exceeded the property's fair value less estimated selling costs.

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

In addition to the $3.50 million in monthly principal payments made during the nine months ended September 30, 2020, the below paydowns were made:

•$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;
•$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020; and
•$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020.

As of September 30, 2020, the balance on the KeyBank Credit Agreement was $4.35 million.

Operating Partnership Purchase of Stock

On September 22, 2020, the Operating Partnership purchased 71,343 shares of Series D Preferred from an unaffiliated investor at $15.50 per share. These shares are deemed to be retired on the condensed consolidated financial statements.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020 (3)	2019	2020 (3)	2019
Renewals(1):
Leases renewed with rate increase (sq feet)	135,063	193,609	528,042	374,580
Leases renewed with rate decrease (sq feet)	53,398	1,040	89,133	31,196
Leases renewed with no rate change (sq feet)	182,039	141,650	246,245	150,233
Total leases renewed (sq feet)	370,500	336,299	863,420	556,009

Leases renewed with rate increase (count)	28	39	111	88
Leases renewed with rate decrease (count)	6	1	17	9
Leases renewed with no rate change (count)	20	6	38	11
Total leases renewed (count)	54	46	166	108

Option exercised (count)	8	15	17	28

Weighted average on rate increases (per sq foot)	$1.29	$0.73	$1.11	$0.77
Weighted average on rate decreases (per sq foot)	$(0.72)	$(2.46)	$(1.14)	$(3.02)
Weighted average rate on all renewals (per sq foot)	$0.37	$0.41	$0.56	$0.35

Weighted average change over prior rates	3.98%	5.46%	5.68%	3.92%
Weighted average change over prior rates, excluding bankruptcy negotiations	4.16%		5.84%

New Leases(1) (2):
New leases (sq feet)	93,253	29,756	202,655	76,974
New leases (count)	18	11	48	30
Weighted average rate (per sq foot)	$8.58	$12.10	$9.89	$12.95

Gross Leasable Area ("GLA") expiring during the next 3 months, including month-to-month leases	3.69%	2.86%	3.69%	2.86%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    Includes transactions related to bankruptcy negotiations, unless otherwise noted.

Three and Nine Months Ended September 30, 2020 Compared to the Three and Nine Months Ended September 30, 2019

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2020	2019	2020	2019	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	60	61	60	61	(1)	(1.64)%	(1)	(1.64)%
Aggregate gross leasable area at period end (1)	5,563,629	5,632,169	5,563,629	5,632,169	(68,540)	(1.22)%	(68,540)	(1.22)%
Ending leased rate at period end (1)	88.3%	89.2%	88.3%	89.2%	(0.9)%	(1.01)%	(0.9)%	(1.01)%
FINANCIAL DATA:
Rental revenues	$14,756	$15,385	$44,920	$46,546	$(629)	(4.09)%	$(1,626)	(3.49)%
Other revenues	208	180	787	546	28	15.56%	241	44.14%
Total Revenue	14,964	15,565	45,707	47,092	(601)	(3.86)%	(1,385)	(2.94)%
OPERATING EXPENSES:
Property operations	4,820	4,967	14,116	14,288	(147)	(2.96)%	(172)	(1.20)%
Non-REIT management and leasing services	—	1	—	25	(1)	(100.00)%	(25)	(100.00)%
Depreciation and amortization	4,215	5,066	13,460	16,169	(851)	(16.80)%	(2,709)	(16.75)%
Impairment of notes receivable	—	—	—	5,000	—	—%	(5,000)	(100.00)%
Impairment of assets held for sale	—	400	600	1,547	(400)	(100.00)%	(947)	(61.22)%
Corporate general & administrative	1,080	1,349	4,567	4,543	(269)	(19.94)%	24	0.53%
Total Operating Expenses	10,115	11,783	32,743	41,572	(1,668)	(14.16)%	(8,829)	(21.24)%
(Loss) gain on disposal of properties	—	(81)	(26)	1,427	81	100.00%	(1,453)	(101.82)%
Operating Income	4,849	3,701	12,938	6,947	1,148	31.02%	5,991	86.24%
Interest income	—	1	1	2	(1)	(100.00)%	(1)	(50.00)%
Interest expense	(4,114)	(4,654)	(12,787)	(14,394)	540	11.60%	1,607	11.16%
Other expense	(15)	—	(1,039)	—	(15)	(100.00)%	(1,039)	(100.00)%
Net Income (Loss) Before Income Taxes	720	(952)	(887)	(7,445)	1,672	175.63%	6,558	88.09%
Income tax expense	—	(8)	(2)	(23)	8	100.00%	21	91.30%
Net Income (Loss)	720	(960)	(889)	(7,468)	1,680	175.00%	6,579	88.10%
Less: Net income (loss) attributable to noncontrolling interests	13	(1)	18	(100)	14	1,400.00%	118	118.00%
Net Income (Loss) Attributable to Wheeler REIT	$707	$(959)	$(907)	$(7,368)	$1,666	173.72%	$6,461	87.69%
(1) Excludes the undeveloped land parcels and Riversedge North, our corporate headquarters. Includes assets held for sale.

Total Revenue

Total revenue was $14.96 million and $45.71 million for the three and nine months ended September 30, 2020, respectively, compared to $15.57 million and $47.09 million for the three and nine months ended September 30, 2019, respectively, representing decreases of 3.86% and 2.94%, respectively, primarily due to sold properties, a vacant anchor space on which the backfill rent will not commence until fourth quarter 2020 and an increase in the credit loss on operating receivables driven by higher accounts receivable due to impacts of COVID-19 on the portfolio. These negative impacts were partially offset by increases in straight-line rental revenues resulting from long-term lease extensions. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $10.12 million and $32.74 million for the three and nine months ended September 30, 2020, respectively, compared to $11.78 million and $41.57 million for the three and nine months ended September 30, 2019, respectively, representing decreases of 14.16% and 21.24%, respectively. These decreases are primarily a result of decreases in impairments and depreciation and amortization. Impairments decreased as a result of the $5.00 million impairment of the Sea Turtle notes receivable and the $1.55 million impairment on assets held for sale, Perimeter Square and St. Matthews, both which did not reoccur in 2020, partially offset by a $600 thousand impairment on Columbia Fire Station during the nine months ended

September 30, 2020. Depreciation and amortization decreased $851 thousand and $2.71 million, respectively, primarily as a result of lease intangibles becoming fully amortized.

Corporate general and administrative expenses were $1.08 million and $4.57 million for the three and nine months ended September 30, 2020, respectively, compared to $1.35 million and $4.54 million for the three and nine months ended September 30, 2019, respectively, representing a decrease of 19.94% and an increase of 0.53%, respectively, as a result of the following:

•$203 thousand decrease and $815 thousand increase, respectively, in professional fees. During the three months ended September 30, 2020 costs associated with litigation and corporate counsel decreased compared to an increase in such services for the nine months ended September 30, 2020 due to the timing of the annual shareholder meeting; offset by
•$134 thousand and $459 thousand decrease, respectively, in compensation and benefits primarily driven by a reduction in personnel and decrease in director's compensation;
•$3 thousand and $114 thousand decrease, respectively, in advertising costs for leasing activities related to cancellation of conferences due to COVID-19; and
•$88 thousand increase and $218 thousand decrease, respectively, in other costs primarily associated with an increase in capital and debt financing activities for the three months ended September 30, 2020 and reduction in taxes and licenses and travel expenses for the nine months ended September 30, 2020.

Gain on Disposal of Properties

The gain on disposal increase of $81 thousand for the three months ended September 30, 2020 is a result of the 2019 sale of Perimeter Square. The gain on disposal decrease of $1.45 million for the nine months ended September 30, 2020 is a result of the 2020 sale of St. Matthews, net of the 2019 demolition of an approximate 10,000 square foot outparcel at the JANAF property to make way for a new approximate 20,000 square foot building constructed by a grocer tenant, Aldi, and sales of Jenks Plaza, Graystone Crossing and Perimeter Square.

Interest Expense

Interest expense for the three and nine months ended September 30, 2020 was $4.11 million and $12.79 million, respectively, compared to $4.65 million and $14.39 million for the three and nine months ended September 30, 2019, respectively, representing decreases of 11.60% and 11.16%, respectively, are primarily attributable to a $12.52 million reduction in loans payable from September 30, 2019 and lower loan cost amortization due to loan modifications and sold properties.

Other Expenses

Other expenses were $15 thousand and $1.04 million for the three and nine months ended September 30, 2020, respectively. Other expenses include $600 thousand in legal settlement costs and $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. These expenses are non-operating in nature.

Preferred Dividends

At September 30, 2020, the Company had accumulated undeclared dividends of $27.07 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.44 million and $10.42 million are attributable to the three and nine months ended September 30, 2020, respectively.

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•Discontinued operations
◦Harbor Pointe land parcel (sold February 7, 2019);
•Continuing operations
◦Jenks Plaza (sold January 11, 2019);
◦Graystone Crossing (sold March 18, 2019);
◦Perimeter Square (sold July 12, 2019); and
◦St. Matthews (sold January 21, 2020).

	Three Months Ended September 30,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019

	(in thousands, unaudited)
Net Income (Loss)	$726	$(475)	$(6)	$(485)	$720	$(960)
Adjustments:
Income tax expense	—	8	—	—	—	8
Other expense	15	—	—	—	15	—
Interest expense	4,114	4,644	—	10	4,114	4,654
Interest income	—	(1)	—	—	—	(1)
Loss on disposal of properties	—	—	—	81	—	81
Corporate general & administrative	1,079	1,343	1	6	1,080	1,349
Impairment of assets held for sale	—	—	—	400	—	400
Depreciation and amortization	4,214	5,062	1	4	4,215	5,066
Non-REIT management and leasing services	—	1	—	—	—	1
Other non-property revenue	(13)	(34)	—	—	(13)	(34)
Property Net Operating Income (Loss)	$10,135	$10,548	$(4)	$16	$10,131	$10,564

Property revenues	$14,951	$15,438	$—	$93	$14,951	$15,531
Property expenses	4,816	4,890	4	77	4,820	4,967
Property Net Operating Income (Loss)	$10,135	$10,548	$(4)	$16	$10,131	$10,564

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019

	(in thousands, unaudited)
Net (Loss)	$(846)	$(7,432)	$(43)	$(36)	$(889)	$(7,468)
Adjustments:
Income tax expense	2	23	—	—	2	23
Other expense	1,039	—	—	—	1,039	—
Interest expense	12,787	14,104	—	290	12,787	14,394
Interest income	(1)	(2)	—	—	(1)	(2)
Loss (gain) on disposal of properties	—	—	26	(1,427)	26	(1,427)
Corporate general & administrative	4,565	4,527	2	16	4,567	4,543
Impairment of assets held for sale	600	—	—	1,547	600	1,547
Impairment of notes receivable	—	5,000	—	—	—	5,000
Depreciation and amortization	13,459	16,091	1	78	13,460	16,169
Non-REIT management and leasing services	—	25	—	—	—	25
Other non-property revenue	(256)	(107)	—	—	(256)	(107)
Property Net Operating Income (Loss)	$31,349	$32,229	$(14)	$468	$31,335	$32,697

Property revenues	$45,441	$46,249	$10	$736	$45,451	$46,985
Property expenses	14,092	14,020	24	268	14,116	14,288
Property Net Operating Income (Loss)	$31,349	$32,229	$(14)	$468	$31,335	$32,697

Property Revenues

Total same store property revenues for the three and nine months ended September 30, 2020 decreased to $14.95 million and $45.44 million, respectively, compared to $15.44 million and $46.25 million for the three and nine months ended September 30, 2019, respectively, representing decreases of 3.15% and 1.75%, respectively, primarily due to:
•$308 thousand and $710 thousand, respectively, increase in the credit loss on operating receivables driven by higher accounts receivable due to the impacts of COVID-19 on the portfolio;
•$201 thousand and $246 thousand, respectively, decrease in rental revenues due to a vacant anchor space on which the backfill rent will not commence until fourth quarter 2020;
•$67 thousand and $248 thousand, respectively, decrease in above (below) market lease amortization related to leases becoming fully amortized; partially offset by
•$209 thousand and $584 thousand, respectively, increase in straight-line rental revenues resulting from long-term lease extensions.

Property Expenses

Total same store property expenses for the three and nine months ended September 30, 2020 decreased to $4.82 million and increased $14.09 million, respectively, compared to $4.89 million and $14.02 million for the three and nine months ended September 30, 2019, respectively, representing a decrease of 1.51% and an increase of 0.51%, respectively. The $74 thousand decrease for the three months ended September 30, 2020 is primarily due to a decrease of $256 thousand in expenses related to common area maintenance, partially offset by an increase of $188 thousand in expenses related to insurance and real estate taxes. The $72 thousand increase for the nine months ended September 30, 2020 is primarily due to an increase of $422 thousand in insurance and real estate taxes, partially offset by a decrease of $337 thousand in expenses related to common area maintenance.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and nine months ended September 30, 2020 and 2019.

Property Net Operating Income

Total property net operating income was $10.13 million and $31.34 million for the three and nine months ended September 30, 2020, respectively, compared to $10.56 million and $32.70 million for the three and nine months ended September

30, 2019, respectively, representing decreases of 4.10% and 4.17%, respectively. Same stores accounted for decreases of $413 thousand and $880 thousand, respectively, while non-same stores had decreases of $20 thousand and $482 thousand, respectively, resulting from the loss of NOI associated with sold properties.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2020	2019	2020	2019	2020	2019	$	%

				(in thousands, unaudited)
Net Income (Loss)	$726	$(475)	$(6)	$(485)	$720	$(960)	$1,680	175.00%
Depreciation and amortization of real estate assets	4,214	5,062	1	4	4,215	5,066	(851)	(16.80)%
Impairment of assets held for sale	—	—	—	400	—	400	(400)	(100.00)%
Loss on disposal of properties	—	—	—	81	—	81	(81)	(100.00)%
FFO	$4,940	$4,587	$(5)	$—	$4,935	$4,587	$348	7.59%

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2020	2019	2020	2019	2020	2019	$	%

				(in thousands, unaudited)
Net Loss	$(846)	$(7,432)	$(43)	$(36)	$(889)	$(7,468)	$6,579	88.10%
Depreciation and amortization of real estate assets	13,459	16,091	1	78	13,460	16,169	(2,709)	(16.75)%
Impairment of assets held for sale	600	—	—	1,547	600	1,547	(947)	(61.22)%
Loss (gain) on disposal of properties	—	—	26	(1,427)	26	(1,427)	1,453	101.82%
FFO	$13,213	$8,659	$(16)	$162	$13,197	$8,821	$4,376	49.61%

During the three and nine months ended September 30, 2020, same store FFO increased $353 thousand and $4.55 million, respectively, primarily due to the following:

•$0 and $5.00 million decrease, respectively, in impairment of notes receivable;
•$530 thousand and $1.32 million decrease, respectively, in interest expense; offset by

•$15 thousand and $1.04 million increase, respectively, in other expense for legal settlements and reimbursement of 2019 proxy costs;
•$413 thousand and $880 thousand decrease, respectively, in property net operating income; and
•$264 thousand decrease and $38 thousand increase, respectively, in corporate general and administrative expenses.

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

Total AFFO for the three and nine month periods ended September 30, 2020 and 2019 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands, unaudited)
FFO	$4,935	$4,587	$13,197	$8,821
Preferred Stock dividends - undeclared	(3,608)	(3,657)	(10,922)	(10,972)
Preferred stock redemption	—	—	96	—
Preferred stock accretion adjustments	168	169	509	510
FFO available to common shareholders and common unitholders	1,495	1,099	2,880	(1,641)
Impairment of notes receivable	—	—	—	5,000
Acquisition and development costs	—	1	1	25
Capital related costs	151	4	185	140
Other non-recurring and non-cash expenses	17	35	1,090	61
Share-based compensation	—	72	—	244
Straight-line rental revenue, net straight-line expense	(294)	(86)	(700)	(1)
Loan cost amortization	234	409	796	1,336
Above (below) market lease amortization	(70)	(165)	(443)	(585)
Recurring capital expenditures and tenant improvement reserves	(278)	(276)	(835)	(846)
AFFO	$1,255	$1,093	$2,974	$3,733

Impairment on notes receivable during the three and nine months ended September 30, 2019 is due to impairment of the notes receivable related to Sea Turtle and is not indicative of our core portfolio of properties and future operations.

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis.  Other non-recurring expenses during the three and nine months ended September 30, 2020 include $15 thousand and $600 thousand, respectively, in legal settlement costs, $0 thousand and $439 thousand, respectively, for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of shareholders and $2 thousand and $51 thousand, respectively, for severance. During the three and nine months ended September 30, 2019 other non-recurring expenses were for severance and one-time fees we believe will not be incurred on a go forward basis.

The preferred stock redemption represents the retirement of the undeclared dividends during the nine months ended September 30, 2020 associated with the Operating Partnership purchasing 71,343 shares of the Series D Preferred Stock from an unaffiliated investor. These shares are considered retired on the condensed consolidated financial statements.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At September 30, 2020, our consolidated cash, cash equivalents and restricted cash totaled $24.20 million compared to consolidated cash, cash equivalents and restricted cash of $21.59 million at December 31, 2019. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2020	2019	$	%
		(in thousands, unaudited)
Operating activities	$13,977	$12,616	$1,361	10.79%
Investing activities	$16	$2,174	$(2,158)	(99.26)%
Financing activities	$(11,387)	$(10,262)	$(1,125)	(10.96)%

Operating Activities

During the nine months ended September 30, 2020, our cash flows from operating activities were $13.98 million, compared to cash flows from operating activities of $12.62 million during the nine months ended September 30, 2019, representing an increase of 10.79% or $1.36 million. This increase is primarily a result of the timing of accounts payable, accrued expenses and other liabilities and the decrease in interest expense, offset by the decrease in property NOI of $1.36 million and the increase in accounts receivables due to the impacts of COVID-19 on the portfolio and the timing of deferred costs and other assets.

Investing Activities

During the nine months ended September 30, 2020, our cash flows from investing activities were $16 thousand, compared to cash flows from investing activities of $2.17 million during the nine months ended September 30, 2019, representing a decrease of $2.16 million primarily due to the 2020 sale of St. Matthews compared to the 2019 sales of the Jenks Plaza, Graystone Crossing, Perimeter Square and Harbor Pointe land parcel, partially offset by a decrease in capital expenditures of $244 thousand primarily related to fewer tenant improvement projects in 2020.

Financing Activities

During the nine months ended September 30, 2020, our cash flows used in financing activities were $11.39 million, compared to $10.26 million of cash flows used in financing activities during the nine months ended September 30, 2019, representing an increase of $1.13 million due to the following:

•$10.82 million decrease in loan proceeds due to the Shoppes at Myrtle Park and Folly Road refinances occurring in 2020 offset by the 2019 Village of Martinsville and Laburnum refinances;
•$1.11 million increase in preferred stock redemption; offset by
•$10.05 million decrease in loan principal payments primarily as a result of the 2020 Shoppes at Myrtle Park and Folly Road refinances, the St. Matthews sale, and pay-down of the KeyBank Credit Agreement, partially offset by the 2019 sales of Jenks Plaza, Graystone Crossing and Perimeter Square and the 2019 payoff of the Revere Term Loan and Senior Convertible Notes in addition to the Village of Martinsville refinance;
•$552 thousand increase in proceeds from PPP funds as detailed in Note 2.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of September 30, 2020 and December 31, 2019, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
	(unaudited)
Fixed-rate notes	$293,777	$305,017
Adjustable-rate mortgages	23,819	24,163
Fixed rate mortgages, assets held for sale (1)	14,620	—
Floating-rate line of credit (1)	4,350	17,879
Total debt	$336,566	$347,059
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.68% and 4.15 years, respectively, at September 30, 2020. We have $38.60 million of debt maturing, including scheduled principal repayments, during the three months ended December 31, 2020. While we anticipate being able to refinance our maturing loans at reasonable market terms upon maturity or receive short term extensions, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2020 are $48.59 million in debt maturities and principal payments due in the twelve months ended September 30, 2021 as described in Note 5. Included in the $48.59 million are 7 loans collateralized by 12 properties within our portfolio. The Company plans to pay these obligations through a combination of refinancings, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

As discussed above, the continuing COVID-19 pandemic outbreak has adversely impacted states and cities where the Company’s tenants operate their businesses and where the Company’s properties are located. The COVID-19 pandemic could have a material adverse effect on the Company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of the Company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to the Company in full. Closures of stores operated by the Company’s tenants could reduce the Company’s cash flows.

To meet these future liquidity needs:
•the Company had $6.96 million in cash and cash equivalents at September 30, 2020;
•$17.24 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at September 30, 2020; and
•intends to use cash generated from operations during the twelve months ended September 30, 2021.

In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company approximately $3.44 million of additional funds per quarter to help meet its ongoing liquidity needs.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of September 30, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2020, the Company did not fund any debt service shortfalls. During the three and nine months ended September 30, 2019, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of September 30, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of September 30, 2020, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 10 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2019 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2020. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2020 (the end of the period covered by this Form 10-Q).

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. The Company filed a counterclaim against Mr. Wheeler for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. Subsequent to September 30, 2020, the Company settled with Mr. Wheeler for $500 thousand which is included on the Company's condensed consolidated statements of operations under the line "other expenses." Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees and pre-judgment interest. Mr. Wheeler has filed a Notice of Appeal, and he is required to file a Petition for Appeal in early December 2020.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

10.1	Third Amendment to the KeyBank Amended and Restated Credit Agreement dated July 20, 2020 (Filed as exhibit to Form 8-K, filed on July 23, 2020).

10.2	Stock Appreciation Rights Agreement, dated August 4, 2020, between Wheeler Real Estate Investment Trust, Inc. and Daniel Khoshaba (Filed as exhibit to Form 8-K, filed on August 5, 2020).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	November 10, 2020