Form 10-K
period 2020-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2021-03-18
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $12,625,417, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of March 16, 2021, there were 9,706,738 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

    Portions of the registrant’s Proxy Statement for its 2021 Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the "Company" or "our Company") contains forward-looking statements, including discussion and analysis of our financial condition, anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•our business and investment strategy;
•our projected operating results;
•actions and initiatives of the U.S. government and changes to U.S. government policies and the execution and impact of these actions, initiatives and policies;
•the state of the U.S. economy generally and in specific geographic areas;
•negative impacts from continued spread of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;
•tenant bankruptcies;
•economic trends and economic recoveries;
•our ability to obtain and maintain financing arrangements;
•financing and advance rates for our target assets;
•our expected leverage;
•availability of investment opportunities in real estate-related investments;
•changes in the values of our assets;
•our ability to make distributions to our stockholders in the future;
•our expected investments and investment decisions;
•our ability to renew leases at amounts and terms comparable to existing lease arrangements;
•our ability to proceed with potential development opportunities for us and third-parties;
•our ability to maintain our qualification as a real estate investment trust (“REIT”);
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the "Investment Company Act");
•impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters, including changes to laws governing REITs;
•availability of qualified personnel and management team;
•the ability of our operating partnership, Wheeler REIT, L.P. (the "Operating Partnership") and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
•our ability to amend our charter to increase or decrease the aggregate number of authorized shares of stock and to change the terms of our preferred stock, without par value ("Preferred Stock");
•our competition;
•market trends in our industry, interest rates, real estate values or the general economy;
•uncertainties related to the national economy, the real estate industry in general and in our specific markets;
•adverse economic or real estate developments in Virginia, Florida, Georgia, Alabama, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia, New Jersey and Pennsylvania;
•increases in interest rates and operating costs;
•litigation risks;
•lease-up risks;

•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws; and
•the need to fund tenant improvements or other capital expenditures out of operating cash flow.

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

Impact of COVID-19

The United States of America has been subject to significant economic disruption caused by the onset of the novel coronavirus ("COVID-19"). Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders at the state and local levels. While many of these restrictions were lifted or relaxed throughout the year there is uncertainty surrounding future restrictions. The Company remained operational for the entire year. Additional information regarding the impact of COVID-19 on our business can be found under the section titled "Impact of COVID-19" included within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2020, we own a portfolio consisting of sixty-six properties, including sixty retail shopping centers, totaling 5,561,766 total leasable square feet which is 88.9% leased (our "operating portfolio"), and six undeveloped land parcels totaling approximately 63 acres. The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2020.

No tenant represents greater than 6% of the Company’s annualized base rent or 7% of gross leasable square footage.  The top 10 tenants account for 26.41% or $12.38 million of annualized base rent and 29.72% or 1.65 million of gross leasable square footage at December 31, 2020.

Management Team and People

We have 35 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in all aspects of the commercial real estate industry, specifically in our target/existing markets.

Daniel Khoshaba, age 61, has served as Chief Executive Officer (the "CEO") since April 2020 and has served as a director since February 2020. Mr. Khoshaba has over thirty years of experience as a real estate investor, developer and founder of companies in multiple industries including manufacturing, finance and real estate. Prior to joining us, Mr. Khoshaba co-founded City Sunstone Properties ("CSP") in 2012. Between 2012 and 2016, CSP acquired retail strip malls, shopping centers, office complexes, and raw land for development. The company’s portfolio primarily consisted of properties in sub-markets with strong demographics and high traffic counts. Much of the portfolio was sold at multiples of CSP’s initial investment between 2016 and 2018. In 2004, Mr. Khoshaba co-founded KSA Capital Partners, a long/short equity hedge fund which became one of the top performing funds in the industry as noted by Barron’s magazine. In 2013, Hedge Funds Review voted KSA the Best Long/Short equity hedge fund in the Americas. Mr. Khoshaba earned a bachelor's degree from DePaul University and a MBA from the University of Chicago.

Andrew Franklin, age 40, is our Chief Operating Officer and has over twenty-two years of commercial real estate experience and joined the Company in 2014. Mr. Franklin is responsible for overseeing the property management, lease administration and leasing divisions of our portfolio of commercial assets. Prior to joining us, Mr. Franklin was a partner with Broad Reach Retail Partners, LLC where he ran the day-to-day operations, managed the leasing team as well as oversaw the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Crystal Plum, age 39, has served as Chief Financial Officer since February 2020 and first joined the Company in 2016. Prior to her appointment as CFO, Ms. Plum most recently served as the Vice President of Financial Reporting and Corporate Accounting for the Company. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a certified public accountant and has a Bachelor of Science degree in Accounting and Finance from Old Dominion University.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk-adjusted returns to our stockholders. We intend to achieve this objective utilizing the following investment strategies:

•Focus on necessity-based retail. Own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries results in a stable, lower-risk portfolio of retail investment properties.

•Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have strong demographics such as population density, population growth, tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply.

•Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has strong expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. In many cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

•Selectively utilize our capital to improve retail properties. We intend to make capital investments where the return on such capital is accretive to our stockholders. We allocate capital to value-added improvements of retail properties to increase rents, extend long-term leases with anchor tenants and increase occupancy. We selectively allocate capital to revenue enhancing projects that we believe will improve the market position of a given property.

•Recycling and sensible management of capital structure. We intend to sell non-income producing land parcels utilizing sales proceeds to deleverage the balance sheet. In addition, we intend to monetize assets to redeploy the capital to further deleverage and strengthen the balance sheet. In 2020, we sold 2 properties for a total of $4.51 million net proceeds which were used to reduce outstanding indebtedness. Additional properties have been slated for disposition based upon management’s periodic review of our portfolio, and the determination by our Board of Directors.

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

Item 1B. Unresolved Staff Comments.

    None.

Item 2.    Properties.
Our Portfolio

At December 31, 2020, we owned sixty-six properties, including sixty income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 5,561,766 gross leasable square feet of retail space, which we refer to as our operating portfolio. Additionally, we owned six undeveloped land parcels located in Virginia, North Carolina and Oklahoma. The following table presents an overview of our properties, based on information as of December 31, 2020.
Portfolio

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Alex City Marketplace	Alexander City, AL	15	151,843	96.1%	77.6%	117,843	$981	$8.32
Amscot Building	Tampa, FL	1	2,500	100.0%	100.0%	2,500	83	33.00
Beaver Ruin Village	Lilburn, GA	28	74,038	90.4%	90.4%	66,948	1,160	17.32
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	456	13.07
Berkley (3)	Norfolk, VA	—	—	—%	—%	—	—	—
Berkley Shopping Center	Norfolk, VA	10	47,945	42.0%	42.0%	20,140	183	9.10
Brook Run Shopping Center	Richmond, VA	18	147,738	85.5%	85.5%	126,243	1,099	8.70
Brook Run Properties (3)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	10	54,277	100.0%	100.0%	54,277	594	10.95
Butler Square	Mauldin, SC	15	82,400	98.2%	94.9%	78,196	811	10.38
Cardinal Plaza	Henderson, NC	8	50,000	97.0%	97.0%	48,500	478	9.85
Chesapeake Square	Onley, VA	12	108,982	96.5%	96.5%	105,182	795	7.56
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	373	8.18
Columbia Fire Station	Columbia, SC	1	21,273	14.4%	14.4%	3,063	81	26.60
Courtland Commons (3)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	12	170,475	95.7%	95.7%	163,150	855	5.24
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	940	8.78
Cypress Shopping Center	Boiling Springs, SC	16	80,435	39.5%	39.5%	31,775	429	13.49
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	156	6.00
Devine Street	Columbia, SC	2	38,464	100.0%	100.0%	38,464	319	8.28
Edenton Commons (3)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	730	15.26
Forrest Gallery	Tullahoma, TN	25	214,451	80.3%	79.4%	170,224	1,223	7.18
Fort Howard Shopping Center	Rincon, GA	19	113,652	95.1%	95.1%	108,120	1,048	9.69
Freeway Junction	Stockbridge, GA	19	156,834	100.0%	100.0%	156,834	1,324	8.44
Franklin Village	Kittanning, PA	25	151,821	98.7%	94.9%	144,021	1,195	8.30
Franklinton Square	Franklinton, NC	13	65,366	100.0%	93.0%	60,800	558	9.17
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park	Orangeburg, SC	13	93,265	97.7%	97.7%	91,121	699	7.67
Harbor Point (3)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	6	60,048	79.0%	79.0%	47,448	404	8.52
JANAF (4)	Norfolk, VA	109	800,026	84.8%	84.6%	676,703	8,084	11.95
Laburnum Square	Richmond, VA	20	109,405	97.5%	97.5%	106,705	982	9.21
Ladson Crossing	Ladson, SC	14	52,607	97.2%	97.2%	51,107	487	9.53
LaGrange Marketplace	LaGrange, GA	13	76,594	96.9%	96.9%	74,194	429	5.78
Lake Greenwood Crossing	Greenwood, SC	6	47,546	87.5%	87.5%	41,618	332	7.98
Lake Murray	Lexington, SC	4	39,218	96.9%	96.9%	38,018	236	6.20
Litchfield Market Village	Pawleys Island, SC	19	86,740	87.3%	87.3%	75,702	901	11.91
Lumber River Village	Lumberton, NC	11	66,781	86.4%	86.4%	57,681	435	7.55
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	323	12.07

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Nashville Commons	Nashville, NC	12	56,100	100.0%	100.0%	56,100	$623	$11.11
New Market Crossing	Mt. Airy, NC	10	117,076	89.0%	89.0%	104,138	920	8.84
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	42,785	352	8.22
Pierpont Centre	Morgantown, WV	15	111,162	88.4%	88.4%	98,256	912	9.28
Port Crossing	Harrisonburg, VA	8	65,365	97.9%	97.9%	64,000	852	13.31
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	12	91,188	100.0%	100.0%	91,188	720	7.89
Rivergate Shopping Center	Macon, GA	30	201,680	73.8%	73.8%	148,905	2,480	16.66
Sangaree Plaza	Summerville, SC	8	66,948	87.4%	87.4%	58,498	598	10.23
Shoppes at Myrtle Park	Bluffton, SC	13	56,601	99.3%	99.3%	56,181	607	10.81
South Lake	Lexington, SC	6	44,318	91.2%	16.3%	7,200	93	12.98
South Park	Mullins, SC	3	60,734	83.2%	83.2%	50,509	351	6.95
South Square	Lancaster, SC	5	44,350	81.0%	74.2%	32,900	276	8.39
St. George Plaza	St. George, SC	6	59,279	92.3%	78.8%	46,718	338	7.23
Sunshine Plaza	Lehigh Acres, FL	23	111,189	100.0%	100.0%	111,189	1,076	9.67
Surrey Plaza	Hawkinsville, GA	3	42,680	96.5%	96.5%	41,180	247	6.00
Tampa Festival	Tampa, FL	19	137,987	71.9%	64.6%	89,166	891	9.99
Tri-County Plaza	Royston, GA	7	67,577	94.1%	94.1%	63,577	416	6.55
Tuckernuck	Richmond, VA	13	93,624	90.6%	90.6%	84,787	956	11.27
Tulls Creek (3)	Moyock, NC	—	—	—%	—%	—	—	—
Twin City Commons	Batesburg Leesville, SC	5	47,680	100.0%	100.0%	47,680	438	9.18
Village of Martinsville	Martinsville, VA	17	290,902	94.5%	94.0%	273,346	2,192	8.02
Walnut Hill Plaza	Petersburg, VA	6	87,239	38.1%	38.1%	33,225	268	8.06
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	490	9.85
Westland Square	West Columbia, SC	11	62,735	95.7%	95.7%	60,065	528	8.78
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	637	15.65
Total Portfolio		756	5,561,766	88.9%	87.1%	4,846,433	$46,851	$9.67

(1)     Reflects leases executed through January 6, 2021 that commence subsequent to the end of the current period.
(2)     Annualized based rent per occupied square foot, assumes base rent as of the end of the current reporting period, excludes the impact of tenant concessions and rent abatements.
(3)    This information is not available because the property is undeveloped.
(4)     Square footage is net of the Company's on-premise management office and net of building square footage whereby the Company only leases the land.

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2020.

Tenants		Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Base Rent Per Occupied Square Foot
1.	Food Lion	$2,733	5.83%	325,576	5.85%	$8.39
2.	BI-LO (1)	2,729	5.82%	380,675	6.84%	7.17
3.	Kroger (2)	1,355	2.89%	186,064	3.35%	7.28
4.	Piggly Wiggly	1,322	2.82%	169,750	3.05%	7.79
5.	Winn Dixie (1)	887	1.89%	133,575	2.40%	6.64
6.	Planet Fitness	837	1.79%	100,427	1.81%	8.33
7.	Hobby Lobby	717	1.53%	114,298	2.06%	6.27
8.	BJ's Wholesale Club	651	1.39%	147,400	2.65%	4.42
9.	Harris Teeter (2)	578	1.23%	39,946	0.72%	14.47
10.	Lowes Foods	572	1.22%	54,838	0.99%	10.43
		$12,381	26.41%	1,652,549	29.72%	$7.49
(1) These tenants are both owned by Southeastern Grocers.
(2) These tenants are both owned by The Kroger Company.

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2020.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	715,333	12.86%	—%	$—	—%	$—
Month-to-Month	11	24,063	0.43%	0.50%	296	0.63%	12.30
2021	106	363,594	6.54%	7.50%	3,820	8.15%	10.51
2022	126	509,280	9.16%	10.51%	5,460	11.65%	10.72
2023	133	870,708	15.66%	17.97%	7,675	16.38%	8.81
2024	107	665,560	11.97%	13.73%	6,373	13.60%	9.58
2025	104	787,608	14.16%	16.25%	7,874	16.81%	10.00
2026	68	650,641	11.70%	13.43%	5,807	12.39%	8.93
2027	26	164,815	2.96%	3.40%	1,988	4.24%	12.06
2028	21	331,609	5.96%	6.84%	2,336	4.99%	7.04
2029	16	114,020	2.05%	2.35%	1,143	2.44%	10.02
2030 and thereafter	38	364,535	6.55%	7.52%	4,079	8.72%	11.19
Total	756	5,561,766	100.00%	100.00%	$46,851	100.00%	$9.67

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

Item 3.    Legal Proceedings.

See Note 10, Commitments and Contingencies, to our consolidated financial statements included in this Form 10-K.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “WHLR”.

Approximate Number of Holders of Our Common Stock

As of March 16, 2021 there were 144 holders of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

In March 2018, the Board of Directors suspended the payment of dividends on our Common Stock. The Board of Directors also suspended the quarterly dividends on shares of our Series A Preferred, Series B Preferred and Series D Preferred, beginning with the three months ended December 31, 2018. Dividends were suspended to retain cash flow to pay operating expenses and reduce debt.  Additionally, as the Company has failed to pay cash dividends on the outstanding Series D Preferred, the annual dividend rate on the Series D Preferred has increased to 10.75%; commencing on the first day after the first missed quarterly payment, January 1, 2019 and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred in full.  See Note 8, Equity and Mezzanine Equity, to our consolidated financial statements included in this Form 10-K.  As a result of the dividend suspension on the Series A Preferred, Series B Preferred and Series D Preferred, no dividends may be declared or paid on the Common Stock until all accumulated accrued and unpaid dividends on the Preferred Stocks have been declared and paid in full.  At this time, we can provide no certainty as to when or if dividends will be reinstated. However, we intend to make all required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Operating Partnership Purchase of Stock

On September 22, 2020, the Operating Partnership purchased 71,343 shares of Series D Preferred at $15.50 per share from an unaffiliated investor in an unsolicited offer.

Tender Offer

On December 23, 2020, the Company announced a “modified Dutch auction” tender offer to purchase up to $19.00 million in shares of its Series D Preferred at a price not greater than $18.00 nor less than $15.50 per Series D Preferred Share, to the sellers in cash, less any applicable withholding taxes and without interest. Subsequent to December 31, 2020, the Company announced, that the value of Series D Preferred Shares that the Company was offering to purchase increased from $19.00 million to $20.00 million and the tender offer was extended to February 16, 2021. On February 17, 2021, the Company announced the tender offer was further extended to March 12, 2021 and the value of Series D Preferred Shares that the Company was offering to purchase decreased from $20.00 million to $6.00 million. The tender offer expired, in accordance with its terms, on March 12, 2021. In accordance with the terms and conditions of the tender offer and based on the final count, the Company accepted for purchase 387,097 Series D Preferred Shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to the tender offer.

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

Company Overview

We are a Maryland corporation focused on owning, leasing and operating income producing strip centers, neighborhood centers, grocery-anchored centers, community centers and free-standing retail properties. We have targeted competitively protected properties located within developed areas, commonly referred to as in-fill, that possess minimal competition risk and are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Southeast and Mid-Atlantic.

Our portfolio is comprised of sixty retail shopping centers and six undeveloped land parcels. Twelve of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-three are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 5,561,766 square feet and a leased level of approximately 88.9% at December 31, 2020.

Recent Trends and Activities

There have been several significant events in 2020 that have impacted our Company. These events are summarized below.

Impact of COVID-19

The following discussion is intended to provide stockholders with certain information regarding the impacts of the COVID-19 pandemic on the Company’s business and management’s efforts to respond. Unless otherwise specified, the statistical and other information regarding the Company’s portfolio and tenants are estimates based on information available to the Company. As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on the Company’s business, operations, cash flows and financial condition for future periods.

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

The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4%, respectively, of the total annualized base rent of the properties in our portfolio. Our operating portfolio contains retail shopping centers with a particular emphasis on grocery-anchored retail centers; grocers represent approximately 26% of total annualized base rent as of December 31, 2020. We generally lease our properties to national and regional retailers.

    The Company’s portfolio and tenants have been impacted as follows:

•The Company’s sixty retail shopping centers are open and operating. As of December 31, 2020, all of the Company’s shopping centers feature necessity-based tenants, with forty-three of the sixty properties anchored by grocery and/or drug stores.

•The Company agreed to lease modifications with nine tenants who declared bankruptcy, resulting in a weighted average rate decrease of 7.54% or $0.86 rate per square foot.

•Nine tenants vacated due to bankruptcy and three of these vacated tenants have been backfilled.

•Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. As a result, the Company granted 148 concessions as of March 5, 2021 and modified 72 leases as of December 31, 2020, with a weighted average rate increase of 3.53% and 3 year weighted average extension term. During the three months ended December 31, 2020, the Company modified 4 leases at no rate change and five months weighted average extension term.

•The Company has received payment of 97% of contractual base rent and tenant reimbursements billed for the three months ended December 31, 2020, total 2020 collections were 99%.

•As of December 31, 2020, $257 thousand of accounts receivable relate to short term deferral of rents, a decrease of $132 thousand compared to September 30, 2020.

The Company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on the Company’s operations and liquidity, including the following:

•Along with the Company’s tenants and the communities they serve, the health and safety of the Company’s employees and their families is a top priority. The Company has adapted its operations to protect employees, including implementing a work from home policy and the Company’s IT systems have enabled its team to work seamlessly.

•The Company is in constant communication with its tenants and sharing resources on how to identify local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief and Economic Security Act of 2020 and the Consolidated Appropriations Act of 2021.

•The Company currently has approximately $7.66 million in cash and cash equivalents and an additional $35.11 million in restricted cash.

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

The comparability of the Company’s results of operations for the year ended December 31, 2020 to future periods may be significantly impacted by the effects of the outbreak of the COVID-19 pandemic.

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

On January 8, 2021, KeyBank notified the Company that the PPP Promissory Note application for forgiveness has been approved.

Assets Held for Sale and Dispositions

At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center, a .75 acre land parcel at Berkley and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. The Company recorded $600 thousand impairment expense for Columbia Fire Station for the year ended December 31, 2020 reducing the carrying value for the amounts that exceeded the property's fair value less estimated selling costs.

Disposal Date	Property	Contract Price	Gain (Loss)	Net Sales Proceeds
			(in thousands)
December 31, 2020	Riversedge North - Virginia Beach, VA	$3,000	$49	$2,843
January 21, 2020	St. Matthews - St. Matthews, SC	1,775	(26)	1,665

On December 31, 2020, the Company sold its corporate headquarters in Virginia Beach to an unrelated party and simultaneously leased the building for ten years at an annual base rent of $265 thousand, plus taxes and other operating and maintenance expenses. The transaction qualified for sale leaseback accounting in accordance with ASC 842. As a result of this transaction, a gain of $49 thousand was recognized, which is included in "gain on disposal of properties" on the consolidated statements of operations with the remaining gain of $725 thousand deferred over the life of the lease and the net cash proceeds were approximately $1.10 million after transaction costs and repayment of the outstanding mortgage.

Powerscourt Financing Agreement

On December 22, 2020, the Company entered into a financing agreement (the "Powerscourt Financing Agreement") with Powerscourt Investments XXII, LP, as administrative agent and collateral agent. The Powerscourt Financing Agreement provides for a term loan in the aggregate principal of $25.00 million. The proceeds of the Powerscourt Financing Agreement are intended for the following: (i) to paydown the Company’s indebtedness on the KeyBank Credit Agreement, (ii) to redeem certain shares of the Company’s Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Powerscourt Financing Agreement. The Powerscourt Financing Agreement is at a rate of 13.50% and matures on March 31, 2023 with quarterly interest only payments beginning on January 15, 2021. In conjunction with the Powerscourt Financing Agreement, the Company issued to Powerscourt XXII, LP a warrant to purchase an aggregate of 496,415 shares of the Company’s Common Stock (see the “Powerscourt Warrant Agreement” below).

Powerscourt Warrant Agreement

Pursuant to Powerscourt Financing Agreement, the Company issued Powerscourt Investments XXII, LP, a warrant (the “Warrant”) to purchase 496,415 shares of Common Stock for $3.12 per share (the “Powerscourt Warrant Agreement”). The Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after December 22, 2020 (the “Effective Date”) and before the date that is the 36-month anniversary of the Effective Date. The Powerscourt Warrant Agreement contains terms and features that give rise to derivative liability classification.

The Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at the date of commitment. Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The warrants were valued at approximately $594 thousand and the Company recorded a liability included on the consolidated balance sheet. See Note 6 included in this Form 10-K for additional details.

KeyBank Credit Agreement

On January 24, 2020, the Company and KeyBank entered into a Second Amendment to the KeyBank Credit Agreement (the "Second Amendment"), effective December 21, 2019. Pursuant to the Second Amendment, the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests and staggered maturity dates with an ultimate maturity of June 30, 2020.

On July 21, 2020, the Company and KeyBank entered into a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment"). The Third Amendment, among other provisions, reduces the pledge of additional collateral by two properties and extends the maturity to December 31, 2020.

The KeyBank Credit Agreement was paid in full as of December 22, 2020. The following collateralized portions of the Amended and Restated Credit Agreement had principal paydowns associated with each refinancing as noted below:

•$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;

•$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020;
•$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020;
•$1.00 million paydown on November 12, 2020;
•$3.00 million final paydown from Powerscourt Financing Agreement proceeds on December 22, 2020.

Columbia Fire Station Extension

Effective September 3, 2020, the Company extended the Columbia Fire Station promissory note ("Columbia Fire Station Loan") to December 3, 2020, with the monthly principal payment increasing $20 thousand for a total monthly principal and interest payment of $46 thousand beginning on October 3, 2020.

On December 7, 2020, the Company received a letter demanding payment in full from Pinnacle Bank for all amounts due under Columbia Fire Station Loan and the interest rate increased to 14%, the default rate. On December 29, 2020, Pinnacle Bank filed a suit against the Company, guarantor.

On January 21, 2021, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with Pinnacle Bank at an interest rate of 14% and made a $500 thousand principal payment. The Forbearance Agreement, among other provisions, extends the maturity date of the Columbia Fire Station Loan to July 21, 2021 and waives all defaults and late fees existing prior to the Forbearance Agreement.

Operating Partnership Purchase of Stock

On September 22, 2020, the Operating Partnership purchased 71,343 shares of Series D Preferred from an unaffiliated investor at $15.50 per share. These shares are deemed to be retired on the consolidated financial statements.

Preferred Dividends

At December 31, 2020, the Company had accumulated undeclared dividends of $30.51 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $13.85 million is attributable to the year ended December 31, 2020.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Years Ended December 31,
	2020 (3)	2019
Renewals(1):
Leases renewed with rate increase (sq feet)	616,548	685,124
Leases renewed with rate decrease (sq feet)	123,935	52,282
Leases renewed with no rate change (sq feet)	404,428	298,611
Total leases renewed (sq feet)	1,144,911	1,036,017

Leases renewed with rate increase (count)	127	116
Leases renewed with rate decrease (count)	24	12
Leases renewed with no rate change (count)	53	21
Total leases renewed (count)	204	149

Option exercised (count)	22	38

Weighted average on rate increases (per sq foot)	$1.12	$0.68
Weighted average on rate decreases (per sq foot)	$(1.43)	$(2.25)
Weighted average rate (per sq foot)	$0.45	$0.34

Weighted average change over prior rates	4.63%	4.17%
Weighted average change over prior rates, excluding bankruptcy negotiations	5.58%

New Leases(1) (2):
New leases (sq feet)	333,279	117,605
New leases (count)	72	43
Weighted average rate (per sq foot)	$9.03	$12.82

Gross Leasable Area ("GLA") expiring during the next 12 months, including month-to-month leases	6.97%	13.10%
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

Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Financial Accounting Standards Board (the "FASB") issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. The Lease Modification Q&A clarifies that entities may elect to treat qualifying lease concessions as if they were based on enforceable rights and obligations, and may choose to apply or not to apply modification accounting to those qualifying concessions. Qualifying concessions must be in response to COVID-19 and not have a substantial increase in the lessee’s obligation or the lessor’s rights under the contract. The Company has elected not to apply ASC 842 modification guidance for concessions that did not increase the lease term, generally these concessions do not impact the overall economics of the lease. Concessions that extend the lease term are accounted for under ASC 842, lease modification guidance.

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
Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company recognized $600 thousand and $1.60 million of impairment expense to its assets held for sale for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

At December 31, 2020, our consolidated cash, cash equivalents and restricted cash totaled $42.77 million compared to consolidated cash, cash equivalents and restricted cash of $21.59 million at December 31, 2019. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2020	2019	$	%
Operating activities	$15,780	$15,253	$527	3.46%
Investing activities	$2,237	$868	$1,369	157.72%
Financing activities	$3,160	$(12,529)	$15,689	125.22%

Operating Activities

During the year ended December 31, 2020, our cash flows from operating activities were $15.78 million, compared to cash flows from operating activities of $15.25 million during the year ended December 31, 2019, representing an increase of 3.46% or $527 thousand. This increase is primarily a result of the decrease in interest expense and corporate general and administrative expense, partially offset by the increase in accounts receivables due to the impacts of COVID-19 on the portfolio, a decrease in property net operating income ("NOI") of $2.07 million and the timing of accounts payable, accrued expenses and other liabilities and deferred costs and other assets.

Investing Activities

During the year ended December 31, 2020, our cash flows from investing activities were $2.24 million, compared to cash flows from investing activities of $868 thousand during the year ended December 31, 2019, representing an increase of 157.72% or $1.37 million primarily due to the 2020 sales of St. Matthews and Riversedge North compared to the three properties sold in 2019, sale of Harbor Pointe land parcel and a decrease in capital expenditures of $440 thousand primarily related to fewer tenant improvement projects in 2020.

Financing Activities

During the year ended December 31, 2020, our cash flows from financing activities were $3.16 million, compared to $12.53 million of cash flows used in financing activities during the year ended December 31, 2019, representing an increase of 125.22% or $15.69 million due to the following:
•$11.92 million decrease in loan principal payments primarily as a result of the 2020 Shoppes at Myrtle Park and Folly Road refinances, the St. Matthews sale and pay-down of the KeyBank Credit Agreement, offset by the three properties sold in 2019 and the 2019 payoff of the Revere Term Loan and Senior Convertible Notes in addition to the Village of Martinsville, Laburnum Square and Litchfield Market Village refinances;
•$6.69 million increase in loan proceeds due to the Shoppes at Myrtle Park and Folly Road refinances and Powerscourt Financing Agreement occurring in 2020 offset by the 2019 Village of Martinsville, Laburnum Square and Litchfield Market Village refinances;
•$552 thousand increase in proceeds from PPP funds as detailed in Note 2; partially offset by
•$2.36 million increase in deferred financing costs primarily related to the Powerscourt Financing Agreement; and
•$1.11 million increase in preferred stock redemption.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2020 and 2019, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2020	2019
Fixed-rate notes	$323,868	$305,017
Adjustable-rate mortgages (1)	23,576	24,163
Fixed-rate notes, assets held for sale	6,472	—
Floating-rate line of credit (1)	—	17,879
Total debt	$353,916	$347,059
(1) Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-K.

The weighted average interest rate and term of our fixed-rate debt including liabilities held for sale are 5.46% and 3.79 years, respectively, at December 31, 2020. We have $43.93 million of debt maturing, including scheduled principal repayments, during the year ending December 31, 2021. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-K for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2020 are $43.93 million in debt maturities and principal payments due in the year ended December 31, 2021 as described in Note 6 on this Form 10-K. Included in the $43.93 million are 6 loans collateralized by 7 properties within our portfolio. The Company plans to pay these obligations through a combination of refinances, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs:
•$7.66 million in cash and cash equivalents at December 31, 2020;
•$35.11 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and funds held for the 2020 tender offer at December 31, 2020; and
•intends to use cash generated from operations during the year ended December 31, 2021.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of December 31, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. In 2020 and 2019, we funded approximately $0 thousand and $79 thousand, respectively in debt service shortfalls. No amounts have been accrued for this as of December 31, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of December 31, 2020, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

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

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 35 of this Annual Report on Form 10-K.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2020 and 2019, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2020	2019	$/#	%

PROPERTY DATA:
Number of properties owned and leased at period end (1)	60	61	(1)	(1.64)%
Aggregate gross leasable area at period end(1)	5,561,766	5,618,877	(57,111)	(1.02)%
Ending leased rate at period end (1)	88.9%	89.8%	(0.9)%	(1.00)%
FINANCIAL DATA:
Rental revenues	$60,039	$62,442	$(2,403)	(3.85)%
Other revenues	964	720	244	33.89%
Total Revenue	61,003	63,162	(2,159)	(3.42)%
EXPENSES:
Property operations	18,886	19,127	(241)	(1.26)%
Non-REIT management and leasing services	—	25	(25)	(100.00)%
Depreciation and amortization	17,291	21,319	(4,028)	(18.89)%
Impairment of notes receivable	—	5,000	(5,000)	(100.00)%
Impairment of assets held for sale	600	1,598	(998)	(62.45)%
Corporate general & administrative	5,831	6,633	(802)	(12.09)%
Total Operating Expenses	42,608	53,702	(11,094)	(20.66)%
Gain on disposal of properties	23	1,394	(1,371)	(98.35)%
Operating Income	18,418	10,854	7,564	69.69%
Interest expense	(17,092)	(18,983)	1,891	9.96%
Other expense	(1,039)	—	(1,039)	(100.00)%
Net Income (Loss) Before Income Taxes	287	(8,129)	8,416	103.53%
Income tax expense	—	(15)	15	100.00%
Net Income (Loss)	287	(8,144)	8,431	103.52%
Less: Net loss attributable to noncontrolling interests	42	(105)	147	140.00%
Net Income (Loss) Attributable to Wheeler REIT	$245	$(8,039)	$8,284	103.05%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $61.00 million for the year ended December 31, 2020 compared to $63.16 million for the year ended December 31, 2019, representing a decrease of 3.42% primarily due to sold properties, three new anchor vacancies of which two were backfilled with rent commencing in 2021 and an increase in the credit loss on operating receivables driven by higher accounts receivable due to impacts of COVID-19 on the portfolio. These negative impacts were partially offset by increases in straight-line rental revenues resulting from long-term lease extensions. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2020 were $42.61 million compared to $53.70 million for the year ended December 31, 2019, representing a decrease of 20.66%. The decrease are primarily a result of decreases in impairments, depreciation and amortization and corporate general and administrative expense. Impairments decreased as a result of the $5.00 million impairment of the Sea Turtle notes receivable and $1.00 million decrease in impairment of assets held for sale, Perimeter Square and St. Matthews impaired in 2019 compared to Columbia Fire Station impairment in 2020. Depreciation and amortization decreased $4.03 million primarily as a result of lease intangibles becoming fully amortized and ceasing of depreciation and amortization as properties were classified as available held for sale.

Corporate general and administrative expenses for the year ended December 31, 2020 decreased 12.09% or $802 thousand, as a result of the following:

•$402 thousand decrease in compensation and benefits primarily driven by a reduction in personnel and decrease in director's compensation;
•$159 thousand decrease in advertising costs for leasing activities related to cancellation of conferences due to COVID-19; and
•$154 thousand decrease in other expenses primarily associated with a reduction in taxes and licenses and travel expenses, partially offset by an increase in debt financing costs associated with short term loan extensions.

Gain on Disposal of Properties
The gain on disposal of properties decrease of $1.37 million for the year months ended December 31, 2020 is a result of the 2020 sales of St. Matthews and Riversedge North, net of the 2019 demolition of an approximate 10,000 square foot outparcel at the JANAF property to make way for a new approximate 20,000 square foot building constructed by a grocer tenant, Aldi, and sales of Jenks Plaza, Graystone Crossing and Perimeter Square.

Interest Expense

Interest expense decreased $1.89 million or 9.96% for the year ended December 31, 2020, compared to $18.98 million for the year ended December 31, 2019. The decrease is primarily attributable to a $12.86 reduction in loans payable from December 31, 2019 absent the Powerscourt Financing Agreement combined with lower loan cost amortization due to loan modifications and sold properties.

Other Expenses

Other expenses were $1.04 million for the year ended December 31, 2020. Other expenses include $600 thousand in legal settlement costs and $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. These expenses are non-operating in nature.

Same Store and Non-same Store Operating Income

NOI is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, impairment of assets held for sale and held for use and impairment of notes receivable, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•Discontinued operations
◦Harbor Pointe land parcel (sold February 7, 2019);
•Continuing operations
◦Jenks Plaza (sold January 11, 2019);
◦Graystone Crossing (sold March 18, 2019);
◦Perimeter Square (sold July 12, 2019); and
◦St. Matthews (sold January 21, 2020).

	Years Ended December 31,
	Same Store		Non-same Store		Total
	2020	2019	2020	2019	2020	2019
			(in thousands)
Net Income (Loss)	$285	$(8,100)	$2	$(44)	$287	$(8,144)
Adjustments:
Income tax expense	—	15	—	—	—	15
Other expense	1,039	—	—	—	1,039	—
Interest expense	17,092	18,693	—	290	17,092	18,983
Gain on disposal of properties	—	—	(23)	(1,394)	(23)	(1,394)
Corporate general & administrative	5,829	6,613	2	20	5,831	6,633
Impairment of assets held for sale	600	—	—	1,598	600	1,598
Impairment of notes receivable	—	5,000	—	—	—	5,000
Depreciation and amortization	17,290	21,241	1	78	17,291	21,319
Non-REIT management and leasing services	—	25	—	—	—	25
Other non-property revenue	(272)	(125)	—	—	(272)	(125)
Property Net Operating Income	$41,863	$43,362	$(18)	$548	$41,845	$43,910

Property revenues	$60,721	$62,193	$10	$844	$60,731	$63,037
Property expenses	18,858	18,831	28	296	18,886	19,127
Property Net Operating Income	$41,863	$43,362	$(18)	$548	$41,845	$43,910

Property Revenues

Total same store property revenues for the year ended December 31, 2020 decreased to $60.72 million compared to $62.19 million for the year ended December 31, 2019, representing a decrease of 2.37% primarily due to:

•$1.33 million decrease in rental revenues due to three new anchor vacancies of which two were backfilled with rent commencing in 2021;
•$602 thousand increase in the credit loss on operating receivables driven by higher accounts receivable due to the impacts of COVID-19 on the portfolio;
•$267 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized; partially offset by
•$783 thousand increase in straight-line rental revenues resulting from long-term lease extensions.

Property Expenses

Total same store property expenses for the year ended December 31, 2020 remained relatively consistent at $18.86 million, compared to $18.83 million for the year ended December 31, 2019. Property expenses had an increase of $400 thousand in insurance that was, partially offset by a decrease of $326 thousand in common area maintenance expenses and real estate taxes.

There were no significant unusual or non-recurring items included in non-same store property expenses for the years ended December 31, 2020 and 2019.

Property Net Operating Income

Total property net operating income was $41.85 million for the year ended December 31, 2020, compared to $43.91 million for the year ended December 31, 2019 representing a decrease of 4.70%. Same stores accounted for decreases of $1.50 million, while non-same stores had a decrease of $566 thousand, resulting from the loss of NOI associated with sold properties.

Funds from Operations (FFO)

We use FFO, a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of NAREIT in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs), impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	Same Store		Non-same Store		Total		Year Over Year Changes
	2020	2019	2020	2019	2020	2019	$	%
Net Income (loss)	$285	$(8,100)	$2	$(44)	$287	$(8,144)	$8,431	103.52%
Depreciation and amortization of real estate assets	17,290	21,241	1	78	17,291	21,319	(4,028)	(18.89)%
Impairment of assets held for sale	600	—	—	1,598	600	1,598	(998)	(62.45)%
Gain on disposal of properties	—	—	(23)	(1,394)	(23)	(1,394)	1,371	98.35%
FFO	$18,175	$13,141	$(20)	$238	$18,155	$13,379	$4,776	35.70%

During the year ended December 31, 2020, same store FFO increased $5.03 million primarily due to the following:
•$5.00 million decrease in impairment of notes receivable;
•$1.60 million decrease in interest expense
•$784 thousand decrease in corporate general and administrative expenses; partially offset by
•$1.04 million increase in other expense for legal settlements and reimbursement of 2019 proxy costs; and
•$1.50 million decrease in property net operating income.

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
Total AFFO for the years ended December 31, 2020 and 2019 is shown in the table below (in thousands):

	Years Ended December 31,
	2020	2019
FFO	$18,155	$13,379
Preferred stock dividends - undeclared	(14,528)	(14,629)
Preferred stock redemption	96	—
Preferred stock accretion adjustments	677	680
FFO available to common stockholders and common unitholders	4,400	(570)
Impairment of notes receivable	—	5,000
Acquisition and development costs	—	26
Capital related costs	291	144
Other non-recurring and non-cash expenses	1,085	42
Share-based compensation	—	2
Straight-line rental revenue, net straight-line expense	(971)	6
Loan cost amortization	1,097	1,707
(Below) above market lease amortization	(461)	(1,261)
Recurring capital expenditures and tenant improvement reserves	(1,112)	(1,126)
AFFO	$4,329	$3,970

Impairment on notes receivable during the year ended December 31, 2019 is due to the impairment of the notes receivable related to Sea Turtle and is not indicative of our core portfolio of properties and future operations.

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other non-recurring expenses during year ended December 31, 2020 include $600 thousand in legal settlement costs, $439 thousand for reimbursement of the Stilwell Group's proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders and $51 thousand for severance. During the year ended December 31, 2019, other non-recurring expenses were for severance, vacation accrual and one-time fees we believe will not be incurred on a go forward basis.

The preferred stock redemption represents the retirement of the undeclared dividends during the year ended December 31, 2020 associated with the Operating Partnership purchasing 71,343 shares of the Series D Preferred Stock from an unaffiliated investor. These shares are considered retired on the consolidated financial statements.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 30 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officer have concluded that such disclosure controls and procedures were effective as of December 31, 2020 (the end of the period covered by this Annual Report).

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2020, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2020 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the year ended December 31, 2020 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item will be contained in the Company’s definitive proxy statement for the 2021 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted an ethics code of conduct applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website at www.whlr.us, which does not form a part of this Annual Report on Form 10-K. Any amendments to such code, or any waivers of its requirements, will be posted on our website.

Item 11.    Executive Compensation.

The information required by this Item will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this item will be contained in the Company’s Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 regarding our compensation plans and the Common Stock we may issue under the plan.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Company’s Proxy Statement and incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information by this item will be contained in the Company’s Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.     Exhibits and Financial Statement Schedules.

1. Financial Statements.
The financial statements filed as a part of this Annual Report on Form 10-K are as follows:

2. Financial Statement Schedules.

a.Schedule II- Valuation and Qualifying Accounts
b.Schedule III- Real Estate and Accumulated Depreciation

All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

3. Exhibits.
See the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2020, the Company’s investment properties totaled $392.7 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.

Auditing the Company’s impairment assessment involved subjectivity due to the estimation required to assess significant assumptions utilized in estimating the recoverability of the investment properties based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used by management in its analysis. We compared the significant assumptions used by management to relevant market information and other applicable sources. In addition, we compared the forecasted future cash flows and operating income before depreciation and amortization to historical actual results and evaluated significant variances. As part of our evaluation, we assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
March 18, 2021

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2020	2019
ASSETS:
Investment properties, net	$392,664	$416,215
Cash and cash equivalents	7,660	5,451
Restricted cash	35,108	16,140
Rents and other tenant receivables, net	9,153	6,905
Assets held for sale	13,072	1,737
Above market lease intangibles, net	3,547	5,241
Operating lease right-of-use assets	12,745	11,651
Deferred costs and other assets, net	15,430	21,025
Total Assets	$489,379	$484,365
LIABILITIES:
Loans payable, net	$334,266	$340,913
Liabilities associated with assets held for sale	13,124	2,026
Below market lease intangibles, net	4,554	6,716
Warrant liability	594	—
Operating lease liabilities	13,200	11,921
Accounts payable, accrued expenses and other liabilities	11,229	9,557
Total Liabilities	376,967	371,133
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,529,293 and 3,600,636 shares issued and outstanding, respectively; $109.13 million and $101.66 million aggregate liquidation preference, respectively)	95,563	87,225

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,174	41,087
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,703,874 and 9,694,284 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,061	233,870
Accumulated deficit	(260,867)	(251,580)
Total Stockholders’ Equity	14,918	23,927
Noncontrolling interests	1,931	2,080
Total Equity	16,849	26,007
Total Liabilities and Equity	$489,379	$484,365
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2020	2019
REVENUE:
Rental revenues	$60,039	$62,442
Other revenues	964	720
Total Revenue	61,003	63,162
OPERATING EXPENSES:
Property operations	18,886	19,127
Non-REIT management and leasing services	—	25
Depreciation and amortization	17,291	21,319
Impairment of notes receivable	—	5,000
Impairment of assets held for sale	600	1,598
Corporate general & administrative	5,831	6,633
Total Operating Expenses	42,608	53,702
Gain on disposal of properties	23	1,394
Operating Income	18,418	10,854
Interest expense	(17,092)	(18,983)
Other expense	(1,039)	—
Net Income (Loss) Before Income Taxes	287	(8,129)
Income tax expense	—	(15)
Net Income (Loss)	287	(8,144)
Less: Net income (loss) attributable to noncontrolling interests	42	(105)
Net Income (Loss) Attributable to Wheeler REIT	245	(8,039)
Preferred Stock dividends - undeclared	(14,528)	(14,629)
Deemed contribution related to preferred stock redemption	726	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(13,557)	$(22,668)

Loss per share:
Basic and Diluted	$(1.40)	$(2.34)
Weighted-average number of shares:
Basic and Diluted	9,698,274	9,671,847

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2018	562	$453	1,875,748	$41,000	9,511,464	$95	$233,697	$(233,184)	$42,061	235,032	$2,194	$44,255
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	1,013	—	2	—	2	(1,013)	(2)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	181,807	2	164	—	166	—	—	166
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	7	—	7	—	(7)	—
Dividends and distributions	—	—	—	—	—	—	—	(10,357)	(10,357)	—	—	(10,357)
Net Loss	—	—	—	—	—	—	—	(8,039)	(8,039)	—	(105)	(8,144)
Balance, December 31, 2019	562	453	1,875,748	41,087	9,694,284	97	233,870	(251,580)	23,927	234,019	2,080	26,007
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	9,590	—	21	—	21	(9,590)	(21)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	170	—	170	—	(170)	—
Dividends and distributions	—	—	—	—	—	—	—	(10,258)	(10,258)	—	—	(10,258)
Preferred Stock redemption discount	—	—	—	—	—	—	—	726	726	—	—	726
Net Income	—	—	—	—	—	—	—	245	245	—	42	287
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$287	$(8,144)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities
Depreciation	11,317	12,020
Amortization	5,974	9,299
Loan cost amortization	1,097	1,707
Above (below) market lease amortization, net	(461)	(1,261)
Straight-line expense	184	188
Share-based compensation	—	2
Gain on disposal of properties	(23)	(1,394)
Credit losses on operating lease receivables	1,131	449
Impairment of notes receivable	—	5,000
Impairment of assets held for sale	600	1,598
Net changes in assets and liabilities:
Rent and other tenant receivables, net	(2,402)	(1,592)
Unbilled rent	(1,076)	(100)
Deferred costs and other assets, net	(661)	(312)
Accounts payable, accrued expenses and other liabilities	(187)	(2,205)
Net operating cash flows used in discontinued operations	—	(2)
Net cash provided by operating activities	15,780	15,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	—	(24)
Capital expenditures	(2,271)	(2,711)
Cash received from disposal of properties	4,508	3,584
Cash received from disposal of properties-discontinued operations	—	19
Net cash provided by investing activities	2,237	868
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(3,143)	(779)
Loan proceeds	38,350	31,665
Loan principal payments	(31,493)	(43,415)
Preferred stock redemption	(1,106)	—
Paycheck Protection Program proceeds	552	—
Net cash provided by (used in) financing activities	3,160	(12,529)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	21,177	3,592
CASH, CASH EQUIVALENTS AND RESTRICTED CASH , beginning of year	21,591	17,999
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$42,768	$21,591
Supplemental Disclosures:
Non-cash Transactions:
Conversion of common units to Common Stock	$21	$2
Accretion of Preferred Stock discounts	$677	$680
Deemed contribution related to preferred stock discount	$726	$—
Other Cash Transactions:
Cash paid for taxes	$15	$6
Cash paid for interest	$15,889	$17,379

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$7,660	$5,451
Restricted cash	35,108	16,140
Cash, cash equivalents, and restricted cash	$42,768	$21,591

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust,” the “REIT,” or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of December 31, 2020, the Trust, through the Operating Partnership, owned and operated sixty centers and six undeveloped properties. Twelve of these properties are located in Virginia, three are located in Florida, seven are located in North Carolina, twenty-three are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total net rentable space of approximately 5,561,766 square feet and a leased level of approximately 88.9% at December 31, 2020. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment expense is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2020 and 2019.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2020 and 2019.

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs, tenant security deposits and funds held for the 2020 tender offer, see Note 8 for further details related to the tender offer.

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

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2020 and 2019, the Company’s allowance for uncollectible tenant receivables totaled $994 thousand and $1.14 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
Notes Receivable

Notes receivable represent financing to Sea Turtle Development ("Sea Turtle") as discussed in Note 4. The notes were secured by a second deed of trust on the underlying real estate known as Sea Turtle Development. The Company evaluates the collectability of both the interest and principal of the notes receivable based primarily upon the projected fair market value of the project at stabilization. The notes receivable are determined to be impaired when, based upon current information, it is no longer probable that the Company will be able to collect all contractual amounts due from the borrower. The amount of impairment loss recognized is measured as the difference between the carrying amount of the note and its estimated realizable value. The impairment on the Sea Turtle Development note is further discussed at Note 4.

Above and Below Market Lease Intangibles, net

The Company determines the above and below market lease intangibles upon acquiring a property. Above and below market lease intangibles are amortized over the life of the respective leases. Amortization of above and below market lease intangibles is recorded as a component of rental revenues.

Deferred Costs and Other Assets, net

The Company’s deferred costs and other assets consist primarily of leasing commissions, leases in place, capitalized legal and marketing costs, tenant relationships and ground lease sandwich interest intangibles associated with acquisitions. The Company’s lease origination costs consist primarily of the portion of property acquisitions allocated to lease originations and commissions paid to third parties in connection with lease originations. The Company generally records amortization of lease origination costs on a straight-line basis over the terms of the related leases. Amortization of deferred costs and other assets represents a component of depreciation and amortization expense.

Paycheck Protection Program

The Company received proceeds of $552 thousand (the "PPP funds") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender that matures on April 24, 2022 bearing interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the date of the note. Under the terms of the PPP, the principal may be forgiven if the proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage interest, rent and utilities. See Note 12 for additional details regarding forgiveness. The PPP proceeds are included in "accounts payable, accrued expenses and other liabilities" on the consolidated balance sheets.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The assumptions used in these fair value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Debt Issuance Costs

The Company may record debt issuance costs in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
Operating Partnership Purchase of Stock

The Operating Partnership purchased 71,343 shares of the Series D Preferred Stock on September 22, 2020 from an unaffiliated investor at $15.50 per share. The Company considers the purchase of the REIT's equity securities to be retired in the consolidated financial statements. See Note 8 for additional details.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2020 and 2019, there were $4.48 million and $3.41 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain of the lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income. The Company recognizes differences between estimated recoveries and the final billed amounts in the subsequent year. These differences were not material for the years ended December 31, 2020 and 2019.

Additionally, the Company has tenants who pay real estate taxes directly to the taxing authority. The Company excludes these Company costs paid directly by the tenant to third parties on the Company’s behalf from both variable revenue payments recognized and the associated property operating expenses. The Company does not evaluate whether certain sales taxes and other similar taxes are the Company’s costs or tenants' costs. Instead, the Company accounts for these costs as tenant costs.

The Company recognizes lease termination fees, which are included in "other revenues" on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluates each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Financial Accounting Standards Board (the "FASB") issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. The Lease Modification Q&A clarifies that entities may elect to treat qualifying lease concessions as if they were based on enforceable rights and obligations, and may choose to apply or not to apply modification accounting to those qualifying concessions. Qualifying concessions must be in response to COVID-19 and not have a substantial increase in the lessee’s obligation or the lessor’s rights under the contract. The Company has elected not to apply ASC 842 modification guidance for concessions that did not increase the lease term, generally these concessions do not impact the overall economics of the lease. Concessions that extend the lease term are accounted for under ASC 842, lease modification guidance.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
The below table disaggregates the Company’s revenue by type of service for the years ended December 31, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2020	2019

Minimum rent	$46,349	$49,006
Tenant reimbursements - variable lease revenue	13,273	13,369
Percentage rent - variable lease revenue	393	334
Straight-line rents	1,155	182
Lease termination fees	178	117
Other	786	603
Subtotal	62,134	63,611
Credit losses on operating lease receivables	(1,131)	(449)
Total	$61,003	$63,162

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

    Corporate General and Administrative Expense

    A detail for the "corporate general & administrative" line item from the consolidated statements of operations is presented below (in thousands):

	December 31,
	2020	2019
Professional fees	$2,466	$2,534
Compensation and benefits	1,589	1,991
Corporate administration	1,240	1,259
Advertising costs for leasing activities	117	276
Other	419	573
Total	$5,831	$6,633

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses during the year ended December 31, 2020 were $1.04 million in legal settlement costs and reimbursement of 2019 proxy costs, see Note 10 and Note 11 for additional details.

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

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
Company and noncontrolling interests. Consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2022, per FASB's issuance of ASU 2019-10, "Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates." The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income, total assets, total liabilities or equity. The revenue from asset management fees and commissions were reclassified to other revenues on the consolidated statements of operations for consistency with current period presentation.

3. Real Estate

Investment properties consist of the following (in thousands):

	December 31,
	2020	2019
Land and land improvements	$97,117	$100,599
Buildings and improvements	354,738	366,082
Investment properties at cost	451,855	466,681
Less accumulated depreciation	(59,191)	(50,466)
Investment properties, net	$392,664	$416,215
The Company’s depreciation expense on investment properties was $11.32 million and $12.02 million for the years ended December 31, 2020 and 2019, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center, a .75 acre land parcel at Berkley and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. At December 31, 2019, assets held for sale included St. Matthews.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. The impairment expenses during the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Years Ended December 31,
	2020	2019

Columbia Fire Station	$600	$—
St. Matthews	—	451
Perimeter Square	—	1,147
Total	$600	$1,598

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)
As of December 31, 2020 and 2019, assets held for sale and associated liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Investment properties, net	$12,593	$1,651
Rents and other tenant receivables, net	132	77
Above market leases, net	153	—
Deferred costs and other assets, net	194	9
Total assets held for sale	$13,072	$1,737

	December 31,
	2020	2019
Loans payable	$12,838	$1,974
Below market leases, net	25	—
Accounts payable, accrued expenses and other liabilities	261	52
Total liabilities associated with assets held for sale	$13,124	$2,026

The following properties were sold during the years ending December 31, 2020 and 2019:

Disposal	Property	Contract Price	Gain (Loss)	Net Proceeds
			(in thousands)
December 31, 2020	Riversedge North	$3,000	$49	$2,843
January 21, 2020	St. Matthews	1,775	(26)	1,665
July 12, 2019	Perimeter Square	7,200	(95)	—
March 18, 2019	Graystone Crossing	6,000	1,433	1,744
February 7, 2019	Harbor Pointe Land Parcel (1.28 acres)	550	—	19
January 11, 2019	Jenks Plaza	2,200	387	1,840

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

4. Notes Receivable
On May 7, 2019, Sea Turtle filed a Chapter 11 Voluntary Petition for Bankruptcy in the United States Bankruptcy Court for the District of South Carolina in Charleston. As such, the Company recognized $5.00 million in impairment expense on the notes receivable for the year ended December 31, 2019, bringing the carrying value to zero, as the estimated fair value of Sea Turtle was not expected to provide for the cash required to repay the notes receivable. Additionally, the notes receivable were on nonaccrual status during 2019 and the Company did not recognize $1.44 million of interest income during the year ended December 31, 2019. No interest income was recognized in 2020. See Note 10 for further details on the outcome of bankruptcy proceedings.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Deferred Costs
Deferred costs and other assets, net of amortization are as follows (in thousands):

	December 31,
	2020	2019
Leases in place, net	$10,233	$14,968
Ground lease sandwich interest, net	1,941	2,215
Lease origination costs, net	1,334	1,038
Tenant relationships, net	1,308	2,173
Legal and marketing costs, net	22	43
Other	592	588
Total deferred costs and other assets, net	$15,430	$21,025
As of December 31, 2020 and 2019, the Company’s intangible accumulated amortization totaled $60.33 million and $57.15 million, respectively. During the years ended December 31, 2020 and 2019, the Company’s intangible amortization expense totaled $5.97 million and $9.30 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands):

For the Years Ended December 31,	Leases In Place, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
2021	$2,669	$274	$216	$444	$8	$3,611
2022	2,109	274	174	354	6	2,917
2023	1,632	274	156	227	5	2,294
2024	1,119	274	141	128	3	1,665
2025	794	274	117	62	—	1,247
Thereafter	1,910	571	530	93	—	3,104
	$10,233	$1,941	$1,334	$1,308	$22	$14,838

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Loans Payable
The Company’s loans payable consist of the following (in thousands except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2020	December 31, 2019
KeyBank Credit Agreement (6)	$350,000	LIBOR + 350 basis points	December 2020	$—	$17,879
Columbia Fire Station	$45,580	14.00%	December 2020	3,893	4,051
Tuckernuck	$33,880	3.88%	February 2021	5,193	5,344
First National Bank (7)	$24,656	LIBOR + 350 basis points	March 2021	1,045	1,214
Lumber River	$10,723	LIBOR + 350 basis points	April 2021	1,367	1,404
Rivergate	$104,178	LIBOR + 295 basis points	April 2021	21,164	21,545
JANAF Bravo	$36,935	4.65%	April 2021	6,263	6,372
Litchfield Market Village	$46,057	5.50%	November 2022	7,418	7,452
Twin City Commons	$17,827	4.86%	January 2023	2,915	2,983
Walnut Hill Plaza	$26,850	5.50%	March 2023	3,287	3,759
Powerscourt Financing Agreement (6)	Interest only	13.50%	March 2023	25,000	—
New Market	$48,747	5.65%	June 2023	6,508	6,713
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,145	7,361
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,567	5,642
JANAF	$333,159	4.49%	July 2023	48,875	50,599
Tampa Festival	$50,797	5.56%	September 2023	7,920	8,077
Forrest Gallery	$50,973	5.40%	September 2023	8,226	8,381
Riversedge North	$11,436	5.77%	December 2023	—	1,767
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,473	11,675
Cypress Shopping Center	$34,360	4.70%	July 2024	6,163	6,268
Port Crossing	$34,788	4.84%	August 2024	5,909	6,032
Freeway Junction	$41,798	4.60%	September 2024	7,582	7,725
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,343	3,416
Bryan Station	$23,489	4.52%	November 2024	4,312	4,394
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	8,001	8,113
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,892	—
Folly Road	$41,482	4.65%	March 2025	7,223	5,922
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,553	4,620
JANAF BJ's	$29,964	4.95%	January 2026	4,844	4,957
Chesapeake Square	$23,857	4.70%	August 2026	4,279	4,354
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	9,400	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,404	8,516
Village of Martinsville	$89,664	4.28%	July 2029	15,979	16,351
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				353,916	347,059
Unamortized debt issuance cost (1)				(6,812)	(4,172)
Total Loans Payable, including assets held for sale				347,104	342,887
Less loans payable on assets held for sale, net loan amortization costs				12,838	1,974
Total Loans Payable, net				$334,266	$340,913
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
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner and South Lake.
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable (continued)

KeyBank Credit Agreement

The KeyBank Credit Agreement was paid in full as of December 22, 2020. The KeyBank Credit Agreement had the following activity during the years ended December 31, 2020 and 2019:
•Entered into a First Amendment to the KeyBank Credit Agreement (the "First Amendment") on April 25, 2019. The First Amendment, among other provisions, increases the interest rate to LIBOR plus 350 basis points on August 31, 2019 if the outstanding balance is not below $11.00 million;
•Began making monthly principal payments of $250 thousand on May 1, 2019 in accordance with the First Amendment;
•Entered into the Second Amendment to the KeyBank Credit Agreement (the "Second Amendment") on January 24, 2020, effective December 21, 2019, and the Company began making monthly principal payments of $350 thousand on November 1, 2019. The Second Amendment, among other provisions, requires a pledge of additional collateral of $15.00 million in residual equity interests and staggered maturity dates with an ultimate maturity of June 30, 2020;
•Entered into a Third Amendment to the KeyBank Credit Agreement (the "Third Amendment") on July 21, 2020. The Third Amendment, among other provisions, reduces the pledge of additional collateral by two properties and extends the maturity to December 31, 2020;
•The KeyBank Credit Agreement had principal paydowns as noted below:
◦$850 thousand paydown on March 19, 2019;
◦$1.00 million paydown on May 1, 2019;
◦$15.46 million paydown from Village of Martinsville refinancing proceeds on June 28, 2019;
◦$7.55 million paydown from Laburnum Square refinancing proceeds on August 1, 2019;
◦$7.16 million paydown from Litchfield Market Village refinancing proceeds on November 1, 2019;
◦$1.78 million paydown from St. Matthews sale proceeds on January 21, 2020;
◦$5.75 million paydown from Shoppes at Myrtle Park refinancing proceeds on January 23, 2020; and
◦$2.50 million paydown from cash released to the Company from restricted cash accounts on May 20, 2020;
◦$1.00 million paydown on November 12, 2020;
◦$3.00 million final paydown from Powerscourt Financing Agreement proceeds on December 22, 2020.

Powerscourt Financing Agreement

On December 22, 2020, the Company entered into a financing agreement (the "Powerscourt Financing Agreement") with Powerscourt Investments XXII, LP, as administrative agent and collateral agent. The Powerscourt Financing Agreement provides for a term loan in the aggregate principal of $25.00 million. The proceeds of the Powerscourt Financing Agreement are intended for the following: (i) to paydown the Company’s indebtedness on the KeyBank Credit Agreement, (ii) to redeem certain shares of the Company’s Series D Preferred, and (iii) to pay fees and expenses in connection with the transactions contemplated by the Powerscourt Financing Agreement. The Powerscourt Financing Agreement is at a rate of 13.50% and matures on March 31, 2023 with quarterly interest only payments beginning on January 15, 2021. In conjunction with the Powerscourt Financing Agreement, the Company issued to Powerscourt XXII, LP a warrant to purchase an aggregate of 496,415 shares of the Company’s Common Stock (see the “Powerscourt Warrant Agreement” below).

Powerscourt Warrant Agreement

Pursuant to Powerscourt Financing Agreement, the Company issued Powerscourt Investments XXII, LP, a warrant (the “Warrant”) to purchase 496,415 shares of Common Stock for $3.12 per share (the “Powerscourt Warrant Agreement”). The Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after December 22, 2020 (the “Effective Date”) and before the date that is the 36-month anniversary of the Effective Date. The Powerscourt Warrant Agreement contains terms and features that give rise to derivative liability classification.

The Company utilized the Monte Carlo simulation model to calculate the fair value of these warrants at the date of commitment. Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable (continued)

The warrants were valued at approximately $594 thousand and the Company recorded a liability included on the consolidated balance sheet.

The fair value at the commitment date for the Company’s warranty liability was based upon the following assumptions as of December 31, 2020:

Exercise price	$3.12
Stock price	$2.75
Expected term	3.0 years
Expected volatility %	72.00%
Risk free interest rate	0.17%

Revere Term Loan Agreement

As of December 31, 2019, the Revere Term Loan was paid in full. The following amendments and payments were made to the Revere Term Loan during the year ended December 31, 2019:
•Sixth Amendment executed on January 29, 2019, extended the maturity date to April 1, 2019 from February 1, 2019 and created an additional “Exit Fee” of $20 thousand;
•Paid down $323 thousand with proceeds from the sale of Jenks Plaza on January 11, 2019;
•Paid down $30 thousand in conjunction with the sale of a Harbor Pointe parcel on February 7, 2019; and
•Paid down the remaining principal balance and the $20 thousand Exit Fee on March 29, 2019 from operating cash flows.

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

First National Bank Loan Paydown and Amendment

On January 11, 2019, the Company paid $1.51 million on the First National Bank Loan, the portion collateralized by Jenks Plaza, as detailed in Note 3.

On October 14, 2020, the Company entered into the Second Amendment to extend the $1.13 million First National Bank Loan to March 15, 2021 with monthly principal and interest payments of $25 thousand. The First National Bank Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

Perimeter Square Refinance

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

Village of Martinsville Refinance

On June 28, 2019, the Company executed a promissory note for $16.50 million for the refinancing of Village of Martinsville at a rate of 4.28%. The loan matures on July 6, 2029 with monthly principal and interest payments of $90 thousand.

Laburnum Square Refinance

On August 1, 2019, the Company executed a promissory note for $7.67 million for the refinancing of Laburnum Square at a rate of 4.28%. The loan is interest only through August 2024 with principal and interest payments of $38 thousand beginning in September 2024. The loan matures on September 5, 2029.

Litchfield Market Village Refinance

On November 1, 2019, the Company executed a promissory note for $7.50 million for the refinancing of Litchfield Market Village at a fixed interest rate of 5.50%. The loan matures on November 1, 2022 with monthly principal and interest payments of $46 thousand.

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

Walnut Hill Plaza Amendment

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

Tuckernuck Extension

On November 1, 2020, the Company entered into a Second Amended Forbearance Agreement to extend the Tuckernuck Loan to February 1, 2021 with monthly principal and interest payments of $34 thousand.

Rivergate Extension

On November 19, 2020, the Company entered into an agreement to extend the maturity date from October 20, 2020 to April 20, 2021 with monthly principal payments of $48 thousand plus accrued and unpaid interest.

Riversedge North Payoff

On December 31, 2020, the principal balance on the Riversedge North loan was paid in full with the sale of the property, as detailed in Note 3.

Columbia Fire Station Extension

Effective September 3, 2020, the Company extended the Columbia Fire Station promissory note ("Columbia Fire Station Loan") to December 3, 2020, with the monthly principal payment increasing $20 thousand for a total monthly principal and interest payment of $46 thousand beginning on October 3, 2020.

On December 7, 2020, the Company received a letter demanding payment in full from Pinnacle Bank for all amounts due under Columbia Fire Station Loan and the interest rate increased to 14%, the default rate. On December 29, 2020, Pinnacle Bank filed a suit against the Company, guarantor.

On January 21, 2021, the Company entered into a Forbearance Agreement (the "Forbearance Agreement") with Pinnacle Bank at an interest rate of 14% and made a $500 thousand principal payment. The Forbearance Agreement, among other provisions, extends the maturity date of the Columbia Fire Station Loan to July 21, 2021 and waives all defaults and late fees existing prior to the Forbearance Agreement.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable (continued)

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2020, including assets held for sale, are as follows (in thousands):

For the Years Ended December 31,
2021	$43,933
2022	12,586
2023	111,875
2024	44,240
2025	91,426
Thereafter	49,856
Total principal repayments and debt maturities	$353,916

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities for the year ending December 31, 2021 of $43.93 million. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;
•available cash and cash equivalents;
•cash flows from operating activities;
•refinancing of maturing debt;
•possible sale of six undeveloped land parcels; and
•sale of additional properties, if necessary.

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2020 are as follows (in thousands):

For the Years Ended December 31,
2021	$44,061
2022	40,091
2023	34,385
2024	27,053
2025	21,239
Thereafter	46,311
Total minimum rents	$213,140

8. Equity and Mezzanine Equity

The Company has authority to issue 33,750,000 shares of stock, consisting of 18,750,000 shares of $0.01 par value Common Stock (“Common Stock”) and 15,000,000 shares of preferred stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock (“Series B Preferred”), 4,000,000 shares as Redeemable Preferred Stock ("Series D Preferred") and 4,500 shares of Series A Preferred Stock ("Series A Preferred").

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 98.53% interest in the Operating Partnership as of December 31, 2020. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders. As of December 31, 2020 and 2019, there were 15,227,758 and 14,105,712, respectively, of common units outstanding with the Trust owning 15,003,329 and 13,871,693, respectively, of these common units.

Series A Preferred Stock

At December 31, 2020 and 2019, the Company had 562 shares without par value Series A Preferred Stock ("Series A Preferred") issued and outstanding, 4,500 authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At December 31, 2020 and 2019, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value ("Series B Preferred") issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock- Redeemable Preferred Stock

At December 31, 2020 and 2019, the Company had 3,529,293 and 3,600,636 issued, respectively, and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $109.13 million and $101.66 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the holder’s option.

The Series D Preferred requires the Company maintain asset coverage of at least 200%. If we fail to maintain asset coverage of at least 200% calculated by determining the percentage value of (i) our total assets plus accumulated depreciation and accumulated amortization minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) (exclusive of the book value of any Redeemable and Term Preferred Stock (defined below)) over (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of outstanding shares of our Series D Preferred and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

“Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (“Asset Coverage Ratio”), and such failure is not cured by the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter, or the “Asset Coverage Cure Date,” then we will be required to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having a coverage ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption. In connection with any redemption for failure to maintain the Asset Coverage Ratio, we may, in our sole option, redeem any shares of Redeemable and Term Preferred Stock we select, including on a non-pro rata basis. We may elect not to redeem any Series D Preferred Stock to cure such failure as long as we cure our failure to meet the Asset Coverage Ratio by or on the Asset Coverage Cure Date. If shares of Series D Preferred are to be redeemed for failure to maintain the Asset Coverage Ratio, such shares will be redeemed solely in cash at a redemption price equal to $25.00 per share plus an amount equal to all accrued but unpaid dividends, if any, on such shares (whether or not declared) to and including the redemption date.

Dividends on the Series D Preferred cumulate from the end of the most recent dividend period for which dividends have been paid. Dividends on the Series D Preferred cumulate whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends and (iii) such dividends are authorized by our Board of Directors or declared by us. Dividends on the Series D Preferred do not bear interest. If the Company, fails to pay any dividend within three (3) business days after the payment date for such dividend, the then-current dividend rate increases following the payment date by an additional 2.0% of the $25.00 stated liquidation preference per share, or $0.50 per annum, until we pay the dividend, subject to our ability to cure the failure. On December 20, 2018, the Company suspended the Series D Preferred dividend. As such, the Series D Preferred shares began accumulating dividends at 10.75% beginning January 1, 2019 and will continue to accumulate dividends at this rate until all accumulated dividends have been paid.

Holders of shares of the Series D Preferred have no voting rights. Pursuant to the Company's Articles Supplementary, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods (a "Preferred Dividend Default"), the number of directors on our Board of Directors will automatically be increased by two, and holders of shares of the Series D Preferred and the holders of Series A Preferred and Series B Preferred (the Series A Preferred and Series B Preferred together, being the "Parity Preferred Stock"), shall be entitled to vote for the election of two additional directors ("Series D Preferred Directors"). A Preferred Dividend Default occurred on April 15, 2020. The election of such directors will take place upon the written request of the holders of record of at least 20% of the Series D Preferred and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred and Parity Preferred Stock, if any, have been paid or declared a sum sufficient for the payment thereof set apart for payment.

On September 22, 2020, the Operating Partnership purchased 71,343 shares of Series D Preferred at $15.50 per share. These shares are deemed to be retired on the consolidated financial statements. The book value of the shares purchased included both accreted and unaccreted issuance costs and dividends in arrears totaling $1.83 million.

The changes in the carrying value of the Series D Preferred for the years ended December 31, 2020 and 2019 is as follows (in thousands):

Series D Preferred
Balance December 31, 2018	$76,955
Accretion of Preferred Stock discount	593
Undeclared dividends	9,677
Balance December 31, 2019	87,225
Accretion of Preferred Stock discount	590
Undeclared dividends	9,581
Redemption of Preferred Stock	(1,833)
Balance December 31, 2020	$95,563

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

Earnings per share

Basic earnings per share for the Company’s common stockholder is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common stockholders, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

As of December 31, 2020 and 2019, the below shares are able to be converted to Common Stock. The common units, convertible preferred stock, cumulative convertible preferred stock, and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2020		December 31, 2019
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	224,429	224,429	234,019	234,019
Series B Preferred Stock	1,875,748	1,172,343	1,875,748	1,172,343
Series D Preferred Stock	3,529,293	5,202,378	3,600,636	5,307,541
Warrants to purchase Common Stock	—	496,415	—	—

Dividends

The following table summarizes the preferred stock dividends (in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share

For the year ended December 31, 2020	$51	$90.00	$4,221	$2.25	$9,488	$2.69

For the year ended December 31, 2019	$51	$90.00	$4,221	$2.25	$9,677	$2.69

There were no dividends declared to holders of Common Stock for the years ended December 31, 2020 and 2019.

The total cumulative dividends in arrears for Series A Preferred (per share $202.50), Series B Preferred (per share $5.06) and Series D Preferred (per share $5.92) as of December 31, 2020 is $30.51 million.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's stockholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of December 31, 2020, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan and there were no shares issued in 2020 or 2019.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's stockholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2020	—	$—
2019	181,807	166

As of December 31, 2020, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan.

Stock Appreciation Rights Agreement

On August 4, 2020, the Company’s Board of Directors granted a Stock Appreciation Rights Agreement (the “SARs”) which will not be effective until approved by the stockholders at the 2021 Annual Meeting of Stockholders. The SARs allows for issuance of 5,000,000 shares of the Company's Common Stock at a strike price of $1.85 per share to Daniel Khoshaba, Chief Executive Officer of the Company, upon meeting certain market price thresholds. The SARs expires in the year 2030.

Tender Offer

On December 23, 2020, the Company announced a “modified Dutch auction” tender offer to purchase up to $19.00 million in shares of its Series D Preferred at a price not greater than $18.00 nor less than $15.50 per Series D Preferred Share, to the sellers in cash, less any applicable withholding taxes and without interest. Unless the offer is extended or terminated, the tender offer is scheduled to expire at the end of the day on January 25, 2021. See Note 12 for further details.

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. The Charleston, SC lease ended August 31, 2019 and was accounted for as an operating lease. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2020 and 2019, the weighted average remaining lease term is 32 and 35 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments, which are immaterial and include escalation clauses and renewal options as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	Expiration Year
Amscot	$25	$25	2045
Beaver Ruin Village	54	54	2054
Beaver Ruin Village II	22	22	2056
Leased office space Charleston, SC	—	67	2019
Moncks Corner	121	121	2040
Devine Street (1)	396	396	2051
JANAF (2)	282	290	2069
Total	$900	$975
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $131 thousand and $139 thousand in variable percentage rent, during the years ended December 31, 2020 and 2019, respectively.

Supplemental information related to leases is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$583	$644
Leased assets obtained in exchange for new operating lease liabilities	$1,285	$11,904

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Lease Commitments (continued)

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of December 31, 2020 and a reconciliation of those cash flows to the operating lease liabilities at December 31, 2020 are as follows (in thousands):

For the Years Ended December 31,
2021	$902
2022	905
2023	907
2024	909
2025	913
Thereafter	23,785
Total minimum lease payments (1)	28,321
Discount	(15,121)
Operating lease liabilities	$13,200
(1) Operating lease payments include $7.54 million related to options to extend lease terms that are reasonably certain of being exercised.

On December 31, 2020, the Company sold its corporate headquarters in Virginia Beach to an unrelated party for approximately $2.84 million, net of costs to sell, and simultaneously leased the building for 10 years at an annual base rent of $265 thousand, plus taxes and other operating and maintenance expenses. The transaction qualified for sale leaseback accounting in accordance with ASC 842 and the Company used the incremental borrowing rate associated with the previous loan on the office building of 5.77% for purposes of calculating the lease liability. The lease agreement includes an option for five years and the Company recognized only the initial term of the lease as part of its ROU asset and lease liability. As a result of this transaction, a gain of $49 thousand was recognized, which is included in "gain on disposal of properties" on the consolidated statements of operations with the remaining gain of $725 thousand deferred over the life of the lease.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. The Company filed a counterclaim against Mr. Wheeler for reimbursement of personal expenses the Company paid, but that Mr. Wheeler should have borne. The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. In October 2020, the Company settled with Mr. Wheeler for $500 thousand which is included on the Company's consolidated statements of operations under the line "other expenses." Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees and pre-judgment interest. The Virginia Supreme Court has not yet rendered a decision as to whether it will grant the Petition for Appeal and allow the appeal to proceed.

BOKF, NA v. WD-I Associates, LLC, Wheeler Real Estate, LLC and Jon S. Wheeler, Court of Common Pleas, Beaufort County, South Carolina. BOKF (“Bank of Arkansas”), filed an action on April 9, 2019 in Beaufort County, South Carolina, for foreclosure of the mortgage it held on the real property and improvements comprising Sea Turtle Marketplace Shopping Center (“Sea Turtle”) which was owned by WD-I Associates, LLC (“WD-I”), and Jon S. Wheeler had guaranteed the debt. Bank of Arkansas sought the appointment of a receiver to take possession and control of Sea Turtle pending the completion of the foreclosure action. In response, WD-I filed for relief under Chapter 11 of the United States Bankruptcy Code on May 7, 2019. The bankruptcy filing stayed the foreclosure action in State Court. On May 1, 2020, the Bankruptcy Court granted the dismissal of the WD-I bankruptcy case upon the provisions for payment of the $200 thousand to creditors. The Company received an aggregate payment of $196 thousand in May 2020 and recorded the receipt on the Company's consolidated statements of operations under the line "other revenues".

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging that his employment was improperly terminated and that he is owed severance pay and related benefits pursuant to his employment agreement. He claims breach of his employment contract against the company. Initially, his suit included tort claims against Joseph Stilwell and Daniel Khoshaba; the Court dismissed those tort claims and the individual defendants at a hearing on December 15, 2020. On his remaining claim of breach of contract, Mr. Kelly seeks damages of $400 thousand, plus unpaid bonuses and benefits, pre- and post-judgment interest, attorneys’ fees, and costs. The Company is defending the action on the grounds that Mr. Kelly’s employment was properly terminated for cause. Trial is set for March 2-4, 2022. At this juncture, the outcome of the matter cannot be predicted.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.21 million, the principal amount of the bonds, as of December 31, 2020. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. In 2020 and 2019, we funded approximately $0 and $79 thousand, respectively in debt service shortfalls. No amounts have been accrued for this as of December 31, 2020 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions

The following summarizes related party activity for the years ended December 31, 2020 and 2019. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands):

	December 31,
	2020	2019
Amounts paid to affiliates	$106	$—
Amounts received from affiliates	$—	$19

Reimbursement of Proxy Solicitation Expenses

On October 29, 2019, Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), filed a proxy statement with the SEC in connection with the Company’s 2019 annual meeting (the “Stilwell Solicitation”). Current director Joseph Stilwell is the owner and managing member of Stilwell Value LLC, which is the general partner of Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P. and Stilwell Activist Investments, L.P.. At the 2019 annual meeting, our stockholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. The Company has agreed to reimburse the Stilwell Group for the approximate $439 thousand of expenses it incurred in connection with the Stilwell Solicitation. This reimbursement was recorded on the consolidated statements of operations as “other expense.”

Tax Protection Agreement

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Subsequent Events

Paycheck Protection Program

On January 8, 2021, KeyBank notified the Company that the PPP Promissory Note application for forgiveness has been approved.

Tender offer

On January 26, 2021 the Company announced, the value of Series D Preferred Shares that the Company was offering to purchase increased from $19.00 million to $20.00 million and the tender offer was extended to February 16, 2021. On February 17, 2021 the Company announced the tender offer was further extended to March 12, 2021 and the value of Series D Preferred Shares that the Company was offering to purchase decreased from $20.00 million to $6.00 million. The tender offer expired, in accordance with its terms, on March 12, 2021. In accordance with the terms and conditions of the tender offer and based on the final count, the Company accepted for purchase 387,097 Series D Preferred Shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to the tender offer.

Tuckernuck Refinance

On February 2, 2021, the Company refinanced the Tuckernuck Loan for $5.15 million at a rate of 5.00%. The loan matures on March 1, 2026 with monthly principal and interest payments of $32 thousand.

Powerscourt Financing Agreement Payoff

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement remains.

Wilmington Financing Agreement

On March 12, 2021, the Company entered into a financing agreement (the "Wilmington Financing Agreement") as borrower, certain subsidiaries of the Company from time to time party thereto, as guarantors (together with the Company, the “Loan Parties”), the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Wilmington Financing Agreement provides for a term loan in the aggregate principal of $35.00 million. The proceeds of the Wilmington Financing Agreement are intended for the following: (i) to paydown the Company’s indebtedness on the Powerscourt Financing Agreement, (ii) to fund the redemption of certain shares of the Company’s 8.75% Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Wilmington Financing Agreement. The Wilmington Financing Agreement is at a rate of 8.00% and matures in March 2026 with quarterly interest only payments beginning on April 15, 2021. Any payment or repayment of principal will be made with a premium equal to 5% of the amount repaid or prepaid.

In conjunction with the Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Warrant”) to purchase, in the aggregate, 1,061,719 shares of the Company’s Common Stock (see the “Wilmington Warrant Agreement” below). The obligations of the Company under the Wilmington Financing Agreement are secured by liens on certain assets of the Company and certain of the Company’s subsidiaries, including mortgages on the properties within the Company’s portfolio. The Wilmington Financing Agreement also contains covenants that restrict, among other things the ability of the Company and its subsidiaries to create liens, incur indebtedness, make certain investments, merge or consolidate, dispose of assets, pay certain dividends and make certain other restricted payments or certain equity issuances, change the nature of their businesses, enter into certain transactions with affiliates and change their governing documents.

Wilmington Warrant Agreement

Pursuant to Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Warrant”) to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.43 per share ("Tranche A"); warrants to purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the “Wilmington Warrant Agreement”). The Warrant is

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the “Effective Date”) and before the maturity date of the Wilmington Financing Agreement.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2020

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
		(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2020	$3,293	$1,131	$(3,430)	$994
Year Ended December 31, 2019	$3,269	$426	$(402)	$3,293

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2020

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	151	—	942	4,496	5,438
Surrey Plaza	381	1,857	—	—	381	1,857	2,238
Tuckernuck	2,115	6,719	1,009	—	2,171	7,672	9,843
Twin City Commons	800	3,041	142	—	800	3,183	3,983
Walnut Hill Plaza	734	2,414	1,334	—	734	3,748	4,482
Tampa Festival	4,653	6,691	442	—	4,695	7,091	11,786
Forrest Gallery	3,015	7,455	1,081	—	3,015	8,536	11,551
Winslow Plaza	1,325	3,684	210	—	1,370	3,849	5,219
Clover Plaza	356	1,197	29	—	356	1,226	1,582
St. George Plaza	706	1,264	69	—	752	1,287	2,039
South Square	353	1,911	31	—	374	1,921	2,295
Westland Square	887	1,710	36	—	901	1,732	2,633
Waterway Plaza	1,280	1,248	214	—	1,299	1,443	2,742
Cypress Shopping Center	2,064	4,579	476	—	2,064	5,055	7,119
Harrodsburg Marketplace	1,431	2,485	72	—	1,509	2,479	3,988
Port Crossing Shopping Center	792	6,921	167	—	792	7,088	7,880
LaGrange Marketplace	390	2,648	277	—	430	2,885	3,315
DF I-Courtland (1)	196	—	—	—	196	—	196
Edenton Commons (1)	746	—	—	—	746	—	746
DF I-Moyock (1)	179	—	—	—	179	—	179
Freeway Junction	1,521	6,755	152	—	1,521	6,907	8,428
Bryan Station	1,658	2,756	85	—	1,658	2,841	4,499
Crockett Square	1,546	6,834	183	—	1,565	6,998	8,563
Harbor Pointe (1)	1,538	—	(359)	—	1,179	—	1,179
DF I-Berkley	250	—	—	—	250	—	250
Pierpont Centre	484	9,221	171	—	676	9,200	9,876
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	1,610	—	716	9,185	9,901
Butler Square	1,024	6,401	224	—	1,024	6,625	7,649
Brook Run Shopping Center	2,209	12,919	593	—	2,377	13,344	15,721
Beaver Ruin Village	2,604	8,284	102	—	2,604	8,386	10,990
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967
Columbia Fire Station (1)	1,106	599	4,719	—	1,106	5,318	6,424
Chesapeake Square	895	4,112	966	—	1,269	4,704	5,973
Sunshine Plaza	1,183	6,368	500	—	1,222	6,829	8,051
Barnett Portfolio	3,107	8,912	281	—	3,234	9,066	12,300
Grove Park	722	4,590	84	—	741	4,655	5,396
Parkway Plaza	772	4,230	32	—	778	4,256	5,034
Fort Howard Square	1,890	7,350	212	—	1,952	7,500	9,452

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Conyers Crossing	$2,034	$6,820	$94	$—	$2,034	$6,914	$8,948
Darien Shopping Center	188	1,054	—	—	188	1,054	1,242
Devine Street	365	1,941	—	—	365	1,941	2,306
Folly Road	5,992	4,527	—	—	5,992	4,527	10,519
Georgetown	742	1,917	93	—	742	2,010	2,752
Ladson Crossing	2,981	3,920	64	—	3,052	3,913	6,965
Lake Greenwood Crossing	550	2,499	17	—	550	2,516	3,066
Lake Murray	447	1,537	—	—	447	1,537	1,984
Litchfield I	568	929	61	—	572	986	1,558
Litchfield II	568	936	24	—	572	956	1,528
Litchfield Market Village	2,970	4,716	127	—	3,046	4,767	7,813
Moncks Corner	—	1,109	9	—	—	1,118	1,118
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	824	—	3,182	6,184	9,366
South Lake	804	2,025	(27)	—	804	1,998	2,802
South Park	943	2,967	98	—	1,019	2,989	4,008
Berkley	1,005	2,865	(50)	—	1,005	2,815	3,820
Sangaree	2,302	2,922	636	—	2,503	3,357	5,860
Tri-County	411	3,421	376	—	635	3,573	4,208
Riverbridge	774	5,384	—	—	774	5,384	6,158
Laburnum Square	3,736	5,928	215	—	3,811	6,068	9,879
Franklin Village	2,608	9,426	26	—	2,608	9,452	12,060
Village at Martinsville	5,208	12,879	241	—	5,228	13,100	18,328
New Market Crossing	993	5,216	363	—	1,042	5,530	6,572
Rivergate Shopping Center	1,570	30,694	146	—	1,672	30,738	32,410
JANAF	8,267	66,549	441	—	8,467	66,790	75,257
Totals	$97,030	$348,667	$19,117	$—	$99,544	$365,270	$464,814

(1) Net of impairment expenses described in Note 3 of the consolidated audited financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Amscot Building	(3)	$243	5/15/2004		5-40 years
Lumber River Village	$1,367	1,144		11/16/2012	5-40 years
Surrey Plaza	(3)	535		12/21/2012	5-40 years
Tuckernuck	5,193	1,902		11/16/2012	5-40 years
Twin City Commons	2,915	795		12/18/2012	5-40 years
Walnut Hill Plaza	3,287	2,373		12/14/2007	5-15 years
Tampa Festival	7,920	1,891		8/26/2013	5-40 years
Forrest Gallery	8,226	2,215		8/29/2013	5-40 years
Winslow Plaza	4,553	992		12/19/2013	5-40 years
Clover Plaza	1,951	243		12/23/2013	5-40 years
St. George Plaza	2,460	264		12/23/2013	5-40 years
South Square	2,003	356		12/23/2013	5-40 years
Westland Square	2,556	334		12/23/2013	5-40 years
Waterway Plaza	2,503	271		12/23/2013	5-40 years
Cypress Shopping Center	6,163	891		7/1/2014	5-40 years
Harrodsburg Marketplace	3,343	484		7/1/2014	5-40 years
Port Crossing Shopping Center	5,909	1,883		7/3/2014	5-40 years
LaGrange Marketplace	(6)	595		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)		—		8/15/2014	N/A
DF I-Moyock (undeveloped land)		—		8/15/2014	N/A
Freeway Junction	7,582	1,360		9/4/2014	5-40 years
Bryan Station	4,312	550		10/2/2014	5-40 years
Crockett Square	6,338	1,403		11/5/2014	5-40 years
Harbor Pointe (undeveloped land)		—		11/21/2014	N/A
DF I-Berkley (undeveloped land)		—		12/1/2014	N/A
Pierpont Centre	8,001	1,673		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace	5,750	1,658		4/1/2015	5-40 years
Butler Square	5,640	1,051		4/15/2015	5-40 years
Brook Run Shopping Center	10,950	3,708		6/2/2015	5-40 years
Beaver Ruin Village	(4)	1,296		7/1/2015	5-40 years
Beaver Ruin Village II	(4)	435		7/1/2015	5-40 years
Columbia Fire Station	3,893	235	8/31/2018	7/1/2015	5-40 years
Chesapeake Square	4,279	1,009		7/10/2015	5-40 years
Sunshine Plaza	5,900	1,066		7/21/2015	5-40 years
Barnett Portfolio	8,770	1,570		8/21/2015	5-40 years
Grove Park	3,800	849		9/9/2015	5-40 years
Parkway Plaza	3,500	680		9/15/2015	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Fort Howard Square	$7,100	$1,126		9/30/2015	5-40 years
Conyers Crossing	5,960	1,301		9/30/2015	5-40 years
Darien Shopping Center	(1)	144		4/12/2016	5-40 years
Devine Street	(1)	252		4/12/2016	5-40 years
Folly Road	7,223	608		4/12/2016	5-40 years
Georgetown	(6)	272		4/12/2016	5-40 years
Ladson Crossing	(7)	553		4/12/2016	5-40 years
Lake Greenwood Crossing	(7)	343		4/12/2016	5-40 years
Lake Murray	(1)	236		4/12/2016	5-40 years
Litchfield I	(5)	160		4/12/2016	5-40 years
Litchfield II	(5)	132		4/12/2016	5-40 years
Litchfield Market Village	(5)	687		4/12/2016	5-40 years
Moncks Corner	(1)	162		4/12/2016	5-40 years
Ridgeland	(6)	65		4/12/2016	5-40 years
Shoppes at Myrtle Park	5,892	921		4/12/2016	5-40 years
South Lake	(1)	261		4/12/2016	5-40 years
South Park	(7)	393		4/12/2016	5-40 years
Berkley	(2)	335		11/10/2016	5-40 years
Sangaree	(2)	655		11/10/2016	5-40 years
Tri-County	(2)	552		11/10/2016	5-40 years
Riverbridge	4,000	727		11/15/2016	5-40 years
Laburnum Square	7,665	798		12/7/2016	5-40 years
Franklin Village	8,404	1,078		12/12/2016	5-40 years
Village at Martinsville	15,979	1,772		12/16/2016	5-40 years
New Market Crossing	6,508	690		12/20/2016	5-40 years
Rivergate Shopping Center	21,164	3,596		12/21/2016	5-40 years
JANAF	59,982	5,912		1/18/2018	5-40 years
Totals		$59,685
(1) Properties secure a $25.0 million term note.
(2) Properties secure a $9.4 million mortgage note.
(3) Properties secure a $1.1 million mortgage note.
(4) Properties secure a $9.4 million mortgage note.
(5) Properties secure a $7.4 million mortgage note.
(6) Properties secure a $5.6 million mortgage note.
(7) Properties secure a $7.2 million mortgage note.

Schedule III-Real Estate and Accumulated Depreciation (Continued)

	2020	2019
	(in thousands)
Balance at beginning of period	$468,499	$482,103
Additions during the period:
Acquisitions	—	35
Improvements	3,066	2,711
Impairments	(600)	(1,598)
Disposals	(6,151)	(14,752)
Balance at end of period	$464,814	$468,499

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as exhibit to Form 8-K, filed on August 8, 2016).

3.2	Articles of Supplementary of the Registrant dated September 16, 2016 (Filed as exhibit to Form 8-K, filed on September 20, 2016).

3.3	Articles of Supplementary of the Registrant dated December 1, 2016 (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.7	Amended and Restated Bylaws of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-177262) previously filed on February 14, 2012 pursuant to the Securities Act of 1933).

3.8	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.9	Certificate of Correction of Articles Supplementary (Filed as exhibit to Form 8-K, filed on May 4, 2018).

3.10
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

3.14
Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.15	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form 8-K, filed on September 5, 2019).

3.16	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

3.17	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

4.1	Form of Certificate of Common Stock of Registrant (Filed as exhibit to Form 8-K, filed on April 3, 2017).

4.2	Form of Certificate of Series B Preferred Stock of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-194831) previously filed on April 23, 2014 pursuant to the Securities Act of 1933).

4.3	Form of Certificate of Series D Preferred Stock of the Registrant (Filed as exhibit to Form 8-K, filed on September 20, 2016).

4.4	Description of Securities (Filed herewith).

10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 8, 2015).

10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 16, 2016).

10.3	Stock Appreciation Rights Agreement, dated August 4, 2020, between Wheeler Real Estate Investment Trust, Inc. and Daniel Khoshaba (Filed as exhibit to Form 8-K, filed on August 5, 2020).

10.4	Employment Agreement with David Kelly (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.5	Employment Agreement with Matthew Reddy (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.6	Employment Agreement with M. Andrew Franklin (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.7	Employment Agreement with Crystal Plum (Filed as exhibit to Form 8-K, filed on February 20, 2020).

10.8
Tax Protection Agreement dated October 24, 2014, by and among Jon S. Wheeler, Wheeler REIT, L.P., and Wheeler Real Estate Investment Trust, Inc (Filed as exhibit to Form 8-K, filed on October 30, 2014).

10.9
Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.10	Letter Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Jon S. Wheeler (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.11	Tax Protection Agreement dated February 8, 2017 (Filed as exhibit to Form 8-K, filed on February 10, 2017).

10.12	Amended and Restated Credit Agreement dated December 21, 2017 (Filed as exhibit to Form 8-K, filed on December 22, 2017).

10.13	Keybank Letter Agreement Amendment to the Amended and Restated Credit Agreement dated March 2, 2018 (Filed as exhibit to Form 8-K/A, filed on March 7, 2018).

10.14	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated August 7, 2018 (Filed as exhibit to Form 8-K/A, filed on August 8, 2018).

10.15	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated October 15, 2018 (Filed as exhibit to Form 8-K/A, filed on October 19, 2018).

10.16	KeyBank Letter Amendment to the Amended and Restated Credit Agreement dated February 28, 2019 (Filed as exhibit to Form 8-K/A, filed on March 14, 2019).

10.17	First Amendment to the KeyBank Amended and Restated Credit Agreement dated April 25, 2019 (Filed as exhibit to Form 8-K/A, filed on May 1, 2019).

10.18	Second Amendment to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.19	Equity Interests Pledge and Security Agreement to the KeyBank Amended and Restated Credit Agreement dated January 24, 2020 (Filed as exhibit to Form 8-K, filed on January 28, 2020).

10.20	Third Amendment to the KeyBank Amended and Restated Credit Agreement dated July 20, 2020 (Filed as exhibit to Form 8-K, filed on July 24, 2020).

10.21
Purchase and Sale Agreement dated November 3, 2016 between WHLR-JANAF, LLC, JANAF Shopping Center, LLC, JANAF Shops, LLC, JANAF HQ, LLC, and JANAF Crossing, LLC (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.22	First Amendment to JANAF Purchase and Sale Agreement, dated December 2, 2016 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.23	Second Amendment to JANAF Purchase and Sale Agreement, dated January 6, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.24	Third Amendment to JANAF Purchase and Sale Agreement, dated January 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.25	Fourth Amendment to JANAF Purchase and Sale Agreement, dated January 11, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.26	Fifth Amendment to JANAF Purchase and Sale Agreement, dated January 13, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.27	Sixth Amendment to JANAF Purchase and Sale Agreement, dated February 3, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.28	Seventh Amendment to JANAF Purchase and Sale Agreement, dated March 6, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.29	Eighth Amendment to JANAF Purchase and Sale Agreement, dated March 7, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.30	Ninth Amendment to JANAF Purchase and Sale Agreement, dated March 8, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.31	Tenth Amendment to JANAF Purchase and Sale Agreement, dated June 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.32	Eleventh Amendment to JANAF Purchase and Sale Agreement, dated October 17, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.33	Twelfth Amendment to JANAF Purchase and Sale Agreement, dated November 9, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.34	Thirteenth Amendment to JANAF Purchase and Sale Agreement, dated November 30, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.35	Fourteenth Amendment to JANAF Purchase and Sale Agreement, dated December 19, 2017 (Filed as exhibit to Form 8-K, filed on January 9, 2018).

10.36	Fifteenth Amendment to JANAF Purchase and Sale Agreement, dated January 17, 2018 (Filed as exhibit to Form 10-K, filed on March 7, 2018).

10.37	JANAF Loan Agreement dated June 5, 2013 (Filed as exhibit to Form 8-K, filed on January 23, 2018).

10.38	Powerscourt Financing Agreement, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

10.39	Common Stock Purchase Warrant, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

10.40	Registration Rights Agreement, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).
10.41	Wilmington Financing Agreement, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.42	Form of Common Stock Purchase Warrant, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.43	Registration Rights Agreement dated March 12, 2021, (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

14.1	Code of Ethics (Filed as exhibit to Form S-11 (Registration No. 333-177262) previously filed on October 12, 2011 pursuant to the Securities Act of 1933).

21.1	Subsidiaries of Registrant (Filed herewith).

23.1	Consent of Cherry Bekaert LLP (Filed herewith).

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

Item 16.        Form 10-K Summary.

        Not applicable.

SIGNATURES
Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
/s/ Daniel Khoshaba
Daniel Khoshaba
Chief Executive Officer

/s/ Crystal Plum
Crystal Plum
Chief Financial Officer
Date: March 18, 2021
POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of Daniel Khoshaba and Crystal Plum as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ DANIEL KHOSHABA	Chief Executive Officer	March 18, 2021
(Principal Executive Officer)
Daniel Khoshaba
/S/ CRYSTAL PLUM	Chief Financial Officer	March 18, 2021
(Principal Financial Officer; Principal Accounting Officer)
Crystal Plum
/S/ STEFANI D. CARTER	Chairman of Board of Directors	March 18, 2021
Stefani D. Carter
/S/ ANDREW JONES	Director	March 18, 2021
Andrew Jones
/S/ CLAYTON ("CHIP") ANDREWS	Director	March 18, 2021
Clayton (“Chip”) Andrews
/S/ JOSEPH D. STILWELL	Director	March 18, 2021
Joseph D. Stilwell
/S/ PAULA J. POSKON	Director	March 18, 2021
Paula J. Poskon
/S/ KERRY G. CAMPBELL	Director	March 18, 2021
Kerry G. Campbell
/S/ E.J. BORRACK	Director	March 18, 2021
E.J. Borrack