Form 10-Q
period 2021-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2021-05-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 4, 2021, there were 9,706,738 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS:
Investment properties, net	$388,769	$392,664
Cash and cash equivalents	9,371	7,660
Restricted cash	34,838	35,108
Rents and other tenant receivables, net	7,585	9,153
Assets held for sale	10,859	13,072
Above market lease intangibles, net	3,239	3,547
Operating lease right-of-use assets	12,673	12,745
Deferred costs and other assets, net	15,747	15,430
Total Assets	$483,081	$489,379
LIABILITIES:
Loans payable, net	$338,533	$334,266
Liabilities associated with assets held for sale	10,939	13,124
Below market lease intangibles, net	4,235	4,554
Warrant liability	2,959	594
Operating lease liabilities	13,161	13,200
Accounts payable, accrued expenses and other liabilities	10,980	11,229
Total Liabilities	380,807	376,967
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,142,196 and 3,529,293 shares issued and outstanding, respectively; $99.27 million and $109.13 million aggregate liquidation preference, respectively)	87,321	95,563

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; 46.90 million aggregate liquidation preference)	41,196	41,174
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,706,738 and 9,703,874 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,086	234,061
Accumulated deficit	(262,800)	(260,867)
Total Stockholders’ Equity	13,032	14,918
Noncontrolling interests	1,921	1,931
Total Equity	14,953	16,849
Total Liabilities and Equity	$483,081	$489,379
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE:
Rental revenues	$14,656	$15,355
Other revenues	72	219
Total Revenue	14,728	15,574
OPERATING EXPENSES:
Property operations	4,884	4,723
Depreciation and amortization	3,716	4,799
Impairment of assets held for sale	—	600
Corporate general & administrative	1,582	1,872
Total Operating Expenses	10,182	11,994
Gain (loss) on disposal of properties	176	(26)
Operating Income	4,722	3,554
Interest expense	(8,961)	(4,399)
Net changes in fair value of warrant	(347)	—
Other income	552	—
Other expense	—	(1,024)
Net Loss Before Income Taxes	(4,034)	(1,869)
Income tax expense	—	(8)
Net Loss	(4,034)	(1,877)
Less: Net income (loss) attributable to noncontrolling interests	15	(9)
Net Loss Attributable to Wheeler REIT	(4,049)	(1,868)
Preferred Stock dividends - undeclared	(3,341)	(3,657)
Deemed contribution related to preferred stock redemption	4,389	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(3,001)	$(5,525)

Loss per share:
Basic and Diluted	$(0.31)	$(0.57)

Weighted-average number of shares:
Basic and Diluted	9,704,638	9,694,284

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Preferred Stock redemption discount	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net Loss (Income)	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	$453	1,875,748	$41,196	9,706,738	$97	$234,086	$(262,800)	$13,032	221,565	$1,921	$14,953

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	$453	1,875,748	$41,109	9,694,284	$97	$233,870	$(256,037)	$19,492	234,019	$2,071	$21,563

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,034)	$(1,877)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	2,691	2,938
Amortization	1,025	1,861
Loan cost amortization	3,642	310
Changes in fair value of warrant	347	—
Above (below) market lease amortization, net	(12)	(273)
Straight-line expense	9	46
(Gain) loss on disposal of properties	(176)	26
Credit losses on operating lease receivables	119	154
Impairment of assets held for sale	—	600
Net changes in assets and liabilities:
Rents and other tenant receivables, net	1,987	639
Unbilled rent	(459)	11
Deferred costs and other assets, net	(1,316)	(1,163)
Accounts payable, accrued expenses and other liabilities	916	(49)
Net cash provided by operating activities	4,739	3,223
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(962)	(326)
Cash received from disposal of properties	3,937	1,665
Net cash provided by investing activities	2,975	1,339
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(4,193)	(326)
Loan proceeds	40,150	13,350
Loan principal payments	(35,440)	(15,939)
Preferred stock redemption	(6,103)	—
Loan prepayment penalty	(687)	—
Net cash used in financing activities	(6,273)	(2,915)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,441	1,647
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,768	21,591
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$44,209	$23,238
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$552	$—
Initial fair value of warrants	$2,018	$—
Conversion of common units to common stock	$9	$—
Accretion of Preferred Stock discounts	$162	$170
Deemed contribution related to preferred stock discount	$4,389	$—
Other Cash Transactions:
Cash paid for interest	$5,301	$4,100

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$9,371	$6,695
Restricted cash	34,838	16,543
Cash, cash equivalents, and restricted cash	$44,209	$23,238
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of March 31, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine centers and five undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. At March 31, 2021, the Company owned 98.54% of the Operating Partnership.

The Trust through the Operating Partnership owns Wheeler Interests (“WI”) and Wheeler Real Estate, LLC (“WRE”) (collectively the “Operating Companies”). The Operating Companies are Taxable REIT Subsidiaries (“TRS”) to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2020 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company's 2020 Annual Report filed on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”).

2. Summary of Significant Accounting Policies

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2021 and December 31, 2020, the Company’s allowance for uncollectible tenant receivables totaled $991 thousand and $994 thousand, respectively.

Paycheck Protection Program

The Company received proceeds of $552 thousand (the "PPP funds") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender that matures on April 24, 2022 bearing interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the date of the note. Under the terms of the PPP, the principal may be forgiven if the proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
interest, rent and utilities. The full amount of the Promissory Note was forgiven during the three months ended March 31, 2021 and is included in "other income" on the condensed consolidated statements of operations as non-operating activity.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2021 and December 31, 2020, there were $4.95 million and $4.48 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service for the three months ended March 31, 2021 and 2020 (in thousands, unaudited):

	Three Months Ended March 31,
	2021	2020

Minimum rent	$11,330	$12,062
Tenant reimbursements - variable lease revenue	3,093	3,288
Percentage rent - variable lease revenue	129	108
Straight-line rents	223	51
Lease termination fees	4	62
Other	68	157
Total	14,847	15,728
Credit losses on operating lease receivables	(119)	(154)
Total	$14,728	$15,574

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

	Three Months Ended March 31,
	2021	2020

Professional fees	$764	$1,026
Corporate administration	380	331
Compensation and benefits	237	407
Advertising costs for leasing activities	20	31
Other corporate general & administrative	181	77
Total	$1,582	$1,872

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0 and $1.02 million for the three months ended March 31, 2021 and 2020, respectively and consist of legal settlement costs and reimbursement of 2019 proxy costs.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Condensed consolidated statements of equity include beginning balances, activity for the period and ending balances for stockholders' equity, noncontrolling interests and total equity.

The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional units are issued or as units are exchanged for the Company’s $0.01 par value per share common stock (“Common Stock”). In accordance with GAAP, any changes in the value from period to period are charged to additional paid-in capital.

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

3. Real Estate

Investment properties consist of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Land and land improvements	$96,758	$97,117
Buildings and improvements	353,264	354,738
Investment properties at cost	450,022	451,855
Less accumulated depreciation	(61,253)	(59,191)
Investment properties, net	$388,769	$392,664

The Company’s depreciation expense on investment properties was $2.69 million and $2.94 million for the three months ended March 31, 2021 and 2020, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At March 31, 2021, assets held for sale included Columbia Fire Station, Surrey Plaza and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center, a .75 acre land parcel at Berkley (the "Berkley Land Parcel") and two outparcels at Rivergate Shopping Center.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expenses were recorded for the three months ended March 31, 2021. The Company recorded $600 thousand impairment expense for the three months ended March 31, 2020 resulting from reducing the carrying value of Columbia Fire Station.

As of March 31, 2021 and December 31, 2020, assets held for sale and associated liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Investment properties, net	$10,547	$12,593
Rents and other tenant receivables, net	32	132
Above market leases, net	153	153
Deferred costs and other assets, net	127	194
Total assets held for sale	$10,859	$13,072

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	March 31, 2021	December 31, 2020
	(unaudited)
Loans payable	$10,745	$12,838
Below market leases, net	—	25
Accounts payable, accrued expenses and other liabilities	194	261
Total liabilities associated with assets held for sale	$10,939	$13,124

The following properties were sold during the three months ended March 31, 2021 and 2020:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	$4,150	$176	$3,937
January 21, 2020	St. Matthews	1,775	(26)	1,665

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of amortization are as follows (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Leases in place, net	$9,491	$10,233
Ground lease sandwich interest, net	1,872	1,941
Lease origination costs, net	1,336	1,334
Tenant relationships, net	1,182	1,308
Legal and marketing costs, net	20	22
Other	1,846	592
Total deferred costs and other assets, net	$15,747	$15,430
As of March 31, 2021 and December 31, 2020, the Company’s intangible accumulated amortization totaled $60.86 million and $60.33 million, respectively. During the three months ended March 31, 2021 and 2020, the Company’s intangible amortization expense totaled $1.03 million and $1.86 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining nine months ending December 31, 2021	$1,925	$205	$173	$318	$6	$2,627
December 31, 2022	2,109	274	188	354	6	2,931
December 31, 2023	1,632	274	170	227	5	2,308
December 31, 2024	1,119	274	152	128	3	1,676
December 31, 2025	794	274	120	62	—	1,250
December 31, 2026	422	274	102	11	—	809
Thereafter	1,490	297	431	82	—	2,300
	$9,491	$1,872	$1,336	$1,182	$20	$13,901

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2021	December 31, 2020
First National Bank (7)	$24,656	LIBOR + 350 basis points	March 2021	$982	$1,045
Lumber River	$10,723	LIBOR + 350 basis points	April 2021	1,349	1,367
Rivergate	$103,167	LIBOR + 295 basis points	April 2021	21,021	21,164
JANAF Bravo	$36,935	4.65%	April 2021	6,225	6,263
Columbia Fire Station	Interest only	14.00%	July 2021	3,363	3,893
Litchfield Market Village	$46,057	5.50%	November 2022	7,417	7,418
Twin City Commons	$17,827	4.86%	January 2023	2,897	2,915
Walnut Hill Plaza	$26,850	5.50%	March 2023	3,252	3,287
Powerscourt Financing Agreement (6)	Interest only	13.50%	March 2023	—	25,000
New Market	$48,747	5.65%	June 2023	6,454	6,508
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,088	7,145
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,547	5,567
JANAF	$333,159	4.49%	July 2023	48,423	48,875
Tampa Festival	$50,797	5.56%	September 2023	7,878	7,920
Forrest Gallery	$50,973	5.40%	September 2023	8,184	8,226
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,418	11,473
Cypress Shopping Center	$34,360	4.70%	July 2024	6,134	6,163
Port Crossing	$34,788	4.84%	August 2024	5,876	5,909
Freeway Junction	$41,798	4.60%	September 2024	7,544	7,582
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,324	3,343
Bryan Station	$23,489	4.52%	November 2024	4,290	4,312
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,965	8,001
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,858	5,892
Folly Road	$41,482	4.65%	March 2025	7,183	7,223
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,535	4,553
JANAF BJ's	$29,964	4.95%	January 2026	4,814	4,844
Tuckernuck	$32,202	5.00%	March 2026	5,150	5,193
Wilmington Financing Agreement (6)	Interest only	8.00%	March 2026	35,000	—
Chesapeake Square	$23,857	4.70%	August 2026	4,254	4,279
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	6,176	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,372	8,404
Village of Martinsville	$89,664	4.28%	July 2029	15,881	15,979
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				358,627	353,916
Unamortized debt issuance cost (1)				(9,349)	(6,812)
Total Loans Payable, including assets held for sale				349,278	347,104
Less loans payable on assets held for sale, net loan amortization costs				10,745	12,838
Total Loans Payable, net				$338,533	$334,266
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
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner and South Lake.
(7) Collateralized by Surrey Plaza and Amscot Building.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Powerscourt Financing Agreement Payoff

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain.

Powerscourt Warrant Agreement

Pursuant to the Powerscourt Financing Agreement, the Company issued Powerscourt Investments XXII, LP, a warrant (the “Powerscourt Warrant”) to purchase 496,415 shares of Common Stock for $3.12 per share (the “Powerscourt Warrant Agreement”). The Powerscourt Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after December 22, 2020 (the “Effective Date”) and before the date that is the 36-month anniversary of the Effective Date.

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

Wilmington Warrant Agreement

Pursuant to Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Wilmington Warrant”) to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.430 per share ("Tranche A"); warrants to purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the “Wilmington Warrant Agreement”). The Wilmington Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the “Effective Date”) and before the maturity date of the Wilmington Financing Agreement.

Wilmington Registration Rights Agreement
In connection with the Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Wilmington Warrants, dated as of March 12, 2021 (the “Wilmington Registration Rights Agreement”), pursuant to which the Company shall register the resale of the registrable securities on a Registration Statement on Form S-3 or Form S-11 within 60 days following the Effective Date.
Columbia Fire Station Forbearance Agreement

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

Berkley/Sangaree/Tri-County Paydown

On March 25, 2021, the Company made a $3.22 million principal payment on the Berkley/Sangaree/Tri-County loan with the sale of the Berkley Shopping Center, as detailed in Note 3, and paid $687 thousand in defeasance.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2021, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2021	$36,815
December 31, 2022	12,675
December 31, 2023	86,970
December 31, 2024	44,340
December 31, 2025	91,530
December 31, 2026	58,025
Thereafter	28,272
Total principal repayments and debt maturities	$358,627

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities and scheduled principal payments for the twelve months ending March 31, 2022 of $38.19 million. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. All loans due to mature are collateralized by properties within the portfolio. Additionally, the Company expects to meet the short-term liquidity requirements, through a combination of the following:

•continued suspension of Series A Preferred, Series B Preferred and Series D Preferred dividends;
•available cash and cash equivalents;
•cash flows from operating activities;
•refinancing of maturing debt;
•possible sale of five undeveloped land parcels; and
•sale of additional properties, if necessary.

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contains terms and features that give rise to derivative liability classification. The Company presents the Warrant Agreements' fair value as a liability included on the condensed consolidated balance sheets. In determining the initial fair value of the Wilmington Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of each of the three tranches within the Wilmington Warrant Agreement as noted above, Common Stock price $3.75, contractual term to maturity 5.0 years, expected Common Stock volatility 54.72% and risk free interest rate 0.91%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

In measuring the warrant liability at March 31, 2021, the Company used the following inputs in its Monte Carlo Model:

Range of exercise prices	$3.120 - $6.875
Common Stock price	$3.75
Weighted average contractual term to maturity (years)	4.24
Range of expected market volatility %	54.72% - 73.00%
Range of risk free interest rate	0.29% - 0.91%

The following table sets forth a summary of the changes in fair value of the Company's warrant liabilities (in thousands):

March 31, 2021
(unaudited)
Balance December 31, 2020	$594
Issuance of warrants	2,018
Changes in fair value	347
Balance March 31, 2021	$2,959

6. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the nine months ending December 31, 2021 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of March 31, 2021 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2021	$33,487
December 31, 2022	42,286
December 31, 2023	36,675
December 31, 2024	29,275
December 31, 2025	23,211
December 31, 2026	14,983
Thereafter	36,515
Total minimum rents	$216,432

7. Equity and Mezzanine Equity

Series A Preferred Stock

At March 31, 2021 and December 31, 2020, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding, 4,500 shares authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At March 31, 2021 and December 31, 2020, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)
preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock and Tender offer

At March 31, 2021 and December 31, 2020, the Company had 3,142,196 and 3,529,293 issued, respectively, and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, or $99.27 million and $109.13 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert such shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

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

Through a “modified Dutch auction” tender offer the Company accepted for purchase 387,097 shares of Series D Preferred at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)
the tender offer. The book value of the shares purchased included both accreted and unaccreted issuance costs and dividends in arrears totaling $10.49 million.

The changes in the carrying value of the Series D Preferred for the three months ended March 31, 2021 and 2020 are as follows (in thousands, unaudited):

Series D Preferred
(unaudited)
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	$87,321

Series D Preferred
(unaudited)
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2020	$89,792

Earnings per share

Basic earnings per share for the Company’s common stockholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common stockholders, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the weighted-average number of common shares including any dilutive shares.

As of March 31, 2021, the below shares are able to be converted to Common Stock. The common units, Series B Preferred and Series D Preferred and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	March 31, 2021
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	221,565	221,565
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,142,196	4,631,775
Warrants to purchase Common Stock	—	1,558,134

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended March 31, 2021	$13	22.50	$1,055	0.56	$2,111	0.67

For the three months ended March 31, 2020	$13	22.50	$1,055	0.56	$2,419	0.67

There were no dividends declared to holders of Common Stock during the three months ended March 31, 2021 and 2020.
The total cumulative dividends in arrears for Series A Preferred (per share $225.00), Series B Preferred (per share $5.62) and Series D Preferred (per share $6.59) as of March 31, 2021 is $31.40 million.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's stockholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of March 31, 2021, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan. There were no shares issued during the three months ended March 31, 2021 and 2020.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's stockholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

As of March 31, 2021, there are 132,707 shares available for issuance under the Company’s 2016 Incentive Plan. There were no shares issued during the three months ended March 31, 2021 and 2020.

Stock Appreciation Rights Agreement

On August 4, 2020, the Company’s Board of Directors granted stock appreciation rights (“SARs”) with respect to 5,000,000 shares of the Company’s Common Stock to Daniel Khoshaba, the Company’s Chief Executive Officer, at a strike price of $1.85 per share (the “Strike Price”), pursuant to a Stock Appreciation Rights Agreement (the “SAR Agreement”), which will not be effective unless and until approved by the stockholders at the Company’s 2021 Annual Meeting of Stockholders. Assuming such stockholder approval is obtained, the SARs will generally vest only if the average closing price of the Common Stock over all trading days in the 20 business day-period immediately preceding the applicable date of determination is at least $20.00 (except that this price target will be reduced by the per share value of any cash dividends paid on the Common Stock), and Mr. Khoshaba remains employed with the Company through such date. In addition, if Mr. Khoshaba remains employed with the Company through the date of a “change of control” transaction, the SARs will be eligible to vest in connection with such transaction based on the price per share of Common Stock received in such transaction. Any portion of the SARs that vests will be automatically exercised on the vesting date, entitling Mr. Khoshaba to receive an amount equal to the number of SARs so exercised multiplied by the “spread value” on the date of exercise (i.e., the fair market value of the Common Stock on such date over the Strike Price). Such amount may be paid to Mr. Khoshaba either in cash, in shares of Common Stock, or in any combination as determined by the Compensation Committee of the Board of Directors.

8. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2021 and 2020, the weighted average remaining lease term of our leases is 31 and 35 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments and include escalation clauses and renewal options as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Leases Commitments (continued)

	Three Months Ended March 31,
	2021	2020	Expiration Year
Amscot	$6	$6	2045
Beaver Ruin Village	14	14	2054
Beaver Ruin Village II	6	6	2056
Moncks Corner	30	30	2040
Devine Street (1)	99	99	2051
JANAF (2)	68	71	2069
Riversedge office space Virginia Beach, VA	42	—	2030
Total ground leases	$265	$226
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $31 thousand and $34 thousand in variable percentage rent, during the three months ended March 31, 2021 and 2020, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended March 31
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$225	$146

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of March 31, 2021 and a reconciliation of those cash flows to the operating lease liabilities at March 31, 2021 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2021	$676
December 31, 2022	905
December 31, 2023	907
December 31, 2024	909
December 31, 2025	913
December 31, 2026	943
Thereafter	22,843
Total minimum lease payments (1)	28,096
Discount	(14,935)
Operating lease liabilities	$13,161
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 61%, 35% and 4% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Commitments and Contingencies (continued)
Company (the “Individual Defendants”), in the United States District Court for the District of Maryland. The complaint alleges that the Company amended provisions of its Articles Supplementary governing the issuance of the Company’s Series D Preferred Stock in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred Stock. The Complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred Stock. The Complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. At this early juncture, the outcome of the litigation is uncertain.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. In 2020, The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. In October 2020, the Company settled with Mr. Wheeler for $500 thousand. Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees of $375 thousand and pre-judgment interest of $63 thousand. He timely filed a Notice of Appeal, and he timely filed his Petition for Appeal on December 1, 2020. The Company timely filed its Brief in Opposition to the Petition for Appeal on December 22, 2020. The Virginia Supreme Court has set a hearing date before a three-justice writ panel on May 13, 2021 to allow Mr. Wheeler's counsel the opportunity to present arguments in reply to the Company's Brief in Opposition. The writ panel will sometime thereafter issue its ruling about whether to dismiss the appeal, or to allow the appeal to proceed for subsequent briefing and oral arguments before the full Virginia Supreme Court. At this juncture, the outcome of the matter cannot be predicted.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.18 million, the principal amount of the bonds, as of March 31, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2021 and 2020, the Company funded $44 thousand and $0, respectively, in debt service shortfalls. No amounts have been accrued for this as of March 31, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

10. Related Party Transactions

The following summarizes related party activity for the three months ended March 31, 2021 and 2020. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Amounts paid to affiliates	$35	$9

11. Subsequent Events

Tender Offer

On April 19, 2021, the Company announced a “modified Dutch auction” tender offer to purchase up to $12.00 million in shares of its Series D Preferred at a price not greater than $18.00 nor less than $15.50 per Series D Preferred Share, to the tendering stockholders in cash, less any applicable withholding taxes and without interest. Unless the offer is extended or terminated, the tender offer is scheduled to expire at 12:00 midnight on May 14, 2021.

First National Bank and Lumber River Extension

On April 15, 2021, the Company extended the maturity of the First National Bank and Lumber River Loans to September and October 2021, respectively, with no changes in interest rate or monthly payments.

JANAF Bravo Refinance

On May 5, 2021, the Company refinanced the JANAF Bravo Loan for $6.00 million at a rate of 5.00%. The loan matures on May 5, 2024 with monthly principal and interest payments of $35 thousand.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K for the year ended December 31, 2020. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Company Overview

As of March 31, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine retail shopping centers and five undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

Recent Trends and Activities

There have been several significant events in 2021 that have impacted our company. These events are summarized below.

Paycheck Protection Program

On April 24, 2020, the Company received proceeds of $552 thousand in the form of a promissory note (the "Promissory Note") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act. The full amount of the Promissory Note was forgiven during the three months ended March 31, 2021.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	$4,150	$176	$3,937

In conjunction with the disposition the Company made a $3.22 million principal payment on the Berkley/Sangaree/Tri-County loan and paid $687 thousand in defeasance.

Assets Held for Sale

At March 31, 2021, assets held for sale included Columbia Fire Station, Surrey Plaza and two outparcels at Rivergate Shopping Center, as the Company has committed to a plan to sell each property. Additionally, in 2020 assets held for sale included Berkley Shopping Center and the Berkley Land Parcel.

Powerscourt Financing Agreement Payoff

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain.

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

Wilmington Warrant Agreement

Pursuant to Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Wilmington Warrant”) to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.430 per share ("Tranche A"); warrants to purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the “Wilmington Warrant Agreement”). The Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the “Effective Date”) and before the maturity date of the Wilmington Financing Agreement.

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, annual risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements were valued at approximately $2.96 million and the Company recorded a liability included on the condensed consolidated balance sheets. For the three months ended March 31, 2021 and 2020, the Company reported non-operating loss of approximately $347 thousand and $0, respectively, due to changes in fair value of the warrant liability. See Note 5 included in this Form 10-Q for additional details.

Wilmington Registration Rights Agreement
In connection with the Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Wilmington Warrants, dated as of March 12, 2021 (the “Wilmington Registration Rights Agreement”), pursuant to which the Company shall register the resale of the registrable securities on a Registration Statement on Form S-3 or Form S-11 within 60 days following the Effective Date.

Series D Preferred Stock Tender offer

Through a “modified Dutch auction” tender offer the Company accepted for purchase 387,097 share of Series D Preferred at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to the tender offer. The book value of the shares purchased included both accreted and unaccreted issuance costs and dividends in arrears totaling $10.49 million.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended March 31,
	2021	2020
Renewals(1):
Leases renewed with rate increase (sq feet)	145,173	137,599
Leases renewed with rate decrease (sq feet)	24,873	26,980
Leases renewed with no rate change (sq feet)	17,959	20,578
Total leases renewed (sq feet)	188,005	185,157

Leases renewed with rate increase (count)	27	30
Leases renewed with rate decrease (count)	5	5
Leases renewed with no rate change (count)	8	6
Total leases renewed (count)	40	41

Option exercised (count)	4	5

Weighted average on rate increases (per sq foot)	$0.68	$1.70
Weighted average on rate decreases (per sq foot)	$(1.15)	$(2.20)
Weighted average rate on all renewals (per sq foot)	$0.38	$0.94

Weighted average change over prior rates	4.22%	8.60%

New Leases(1) (2):
New leases (sq feet)	112,594	27,622
New leases (count)	19	14
Weighted average rate (per sq foot)	$8.25	$13.89

Gross Leasable Area ("GLA") expiring during the next 9 months, including month-to-month leases	4.43%	9.33%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,		Three Months Ended Changes
	2021	2020	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	59	60	(1)	(1.67)%
Aggregate gross leasable area at period end (1)	5,511,881	5,564,882	(53,001)	(0.95)%
Ending leased rate at period end (1)	91.1%	89.2%	1.9%	2.13%
FINANCIAL DATA:
Rental revenues	$14,656	$15,355	$(699)	(4.55)%
Other revenues	72	219	(147)	(67.12)%
Total Revenue	14,728	15,574	(846)	(5.43)%
OPERATING EXPENSES:
Property operations	4,884	4,723	161	3.41%
Depreciation and amortization	3,716	4,799	(1,083)	(22.57)%
Impairment of assets held for sale	—	600	(600)	(100.00)%
Corporate general & administrative	1,582	1,872	(290)	(15.49)%
Total Operating Expenses	10,182	11,994	(1,812)	(15.11)%
Gain (loss) on disposal of properties	176	(26)	202	776.92%
Operating Income	4,722	3,554	1,168	32.86%
Interest expense	(8,961)	(4,399)	(4,562)	(103.71)%
Net changes in fair value of warrant	(347)	—	(347)	(100.00)%
Other income	552	—	552	100.00%
Other expense	—	(1,024)	1,024	100.00%
Net Loss Before Income Taxes	(4,034)	(1,869)	(2,165)	(115.84)%
Income tax expense	—	(8)	8	100.00%
Net Loss	(4,034)	(1,877)	(2,157)	(114.92)%
Less: Net income (loss) attributable to noncontrolling interests	15	(9)	24	266.67%
Net Loss Attributable to Wheeler REIT	$(4,049)	$(1,868)	$(2,181)	(116.76)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $14.73 million for the three months ended March 31, 2021 compared to $15.57 million for the three months ended March 31, 2020, representing a decrease of 5.43% primarily due to three anchor vacancies, which additionally triggered co-tenancy provisions and lease modifications related to tenant bankruptcies. Two of the vacant anchors were backfilled, with rent commencing in 2021. These negative impacts were partially offset by increases in straight-line rental revenues resulting from long-term lease extensions. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $10.18 million compared to $11.99 million for the three months ended March 31, 2020, representing a decrease of 15.11%. The decrease is primarily a result of depreciation and amortization, impairment, and corporate general and administrative. Depreciation and amortization decreased $1.08 million primarily as a result of lease intangibles becoming fully amortized and ceasing of depreciation and amortization as properties were classified as assets held for sale. Impairment of assets held for sale decreased $600 thousand as a result of Columbia Fire Station impairment in 2020 and no impairment in 2021.

Corporate general and administrative expenses for the three months ended March 31, 2021 decreased 15.49% or $290 thousand, as a result of the following:

•$262 thousand decrease in professional fees primarily related to lower legal fees;
•$170 thousand decrease in compensation and benefits primarily driven by a reduction in personnel; partially offset by
•$104 thousand increase, primarily related to fees associated with capital, debt and financing activities.

Gain on Disposal of Properties

The gain on disposal of properties increase of $202 thousand for the three months ended March 31, 2021 is a result of the 2021 sale of Berkley Shopping Center and Berkley Land Parcel compared to the 2020 sale of St. Matthews.

Interest Expense

Interest expense was $8.96 million for the three months ended March 31, 2021, compared to $4.40 million for the three months ended March 31, 2020, representing an increase of $4.56 million or 103.71%, primarily attributable to the write-off of the debt issuance costs related to the Powerscourt Financing Agreement as a result of the payoff combined with defeasance fee paid resulting from the sale of Berkley Shopping Center and interest on the Powerscourt Financing Agreement.

Other Income and Expense

Other income during the three months ended March 31, 2021 relates to $552 thousand in PPP Promissory Note forgiveness. Other expense during the three months ended March 31, 2020 includes $585 thousand in legal settlement costs and $439 thousand for reimbursement of 2019 proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. These income and expenses are non-operating in nature.

Preferred Dividends

At March 31, 2021, the Company had accumulated undeclared dividends of $31.40 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.18 million is attributable to the three months ended March 31, 2021.

Same Store and Non-same Store Operating Income

Net operating income ("NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment of assets held for sale and held for use, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•Continuing operations
◦St. Matthews (sold January 21, 2020);
◦JANAF Executive Building (24,980 square foot building, decommissioned as of March 31, 2020);
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021).

	Three Months Ended March 31,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020

	(in thousands, unaudited)
Net Loss	$(3,546)	$(1,802)	$(488)	$(75)	$(4,034)	$(1,877)
Adjustments:
Income tax expense	—	8	—	—	—	8
Other expense	—	1,024	—	—	—	1,024
Other income	(552)	—	—	—	(552)	—
Net changes in fair value of warrant	347	—	—	—	347	—
Interest expense	8,253	4,366	708	33	8,961	4,399
(Gain) loss on disposal of properties	—	—	(176)	26	(176)	26
Corporate general & administrative	1,579	1,868	3	4	1,582	1,872
Impairment of assets held for sale	—	600	—	—	—	600
Depreciation and amortization	3,716	4,767	—	32	3,716	4,799
Other non-property revenue	(13)	(22)	—	—	(13)	(22)
Property Net Operating Income	$9,784	$10,809	$47	$20	$9,831	$10,829

Property revenues	$14,607	$15,449	$108	$103	$14,715	$15,552
Property expenses	4,823	4,640	61	83	4,884	4,723
Property Net Operating Income	$9,784	$10,809	$47	$20	$9,831	$10,829

Property Revenues

Total same store property revenues for the three months ended March 31, 2021 decreased to $14.61 million compared to $15.45 million for three months ended March 31, 2020, representing a decrease of 5.45% primarily due to:

•$657 thousand decrease in rental revenues and reimbursements primarily due to three anchor vacancies, which additionally triggered co-tenancy provisions and lease modifications related to tenant bankruptcies. Two of the vacant anchors were backfilled, with rent commencing in 2021;
•$257 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized; partially offset by
•$170 thousand increase in straight-line rental revenues resulting from long-term lease extensions.

Property Expenses

Total same store property expenses for the three months ended March 31, 2021 increased to $4.82 million compared to $4.64 million for the three months ended March 31, 2020 representing an increase of 3.94%. The $183 thousand increase for the three months ended March 31, 2021 is primarily due to an increase of $131 thousand in insurance and real estate taxes, an increase in snow removal of $121 thousand, partially offset by a decrease of $148 thousand in remaining common area maintenance.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three months ended March 31, 2021 and 2020.

Property Net Operating Income

Total property net operating income was $9.83 million for the three months ended March 31, 2021, compared to $10.83 million for the three months ended March 31, 2020 representing a decrease of $998 thousand or 9.22%, primarily attributable to same stores.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2021	2020	2021	2020	2021	2020	$	%

				(in thousands, unaudited)
Net Loss	$(3,546)	$(1,802)	$(488)	$(75)	$(4,034)	$(1,877)	$(2,157)	(114.92)%
Depreciation and amortization of real estate assets	3,716	4,767	—	32	3,716	4,799	(1,083)	(22.57)%
Impairment of assets held for sale	—	600	—	—	—	600	(600)	(100.00)%
(Gain) loss on disposal of properties	—	—	(176)	26	(176)	26	(202)	(776.92)%
FFO	$170	$3,565	$(664)	$(17)	$(494)	$3,548	$(4,042)	(113.92)%

During the three months ended March 31, 2021, same store FFO decreased $3.40 million primarily due to the following:
•$3.89 thousand increase in interest expense;
•$1.03 million decrease in property net operating income;
•$347 thousand decrease in the net change in fair value of warrant; partially offset by
•$1.02 million decrease in other expense for legal settlements and reimbursement of 2019 proxy costs;
•$552 thousand increase in other income for PPP Promissory Note forgiveness; and
•$289 thousand decrease in corporate general and administrative expenses.

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

Total AFFO for the three month periods ended March 31, 2021 and 2020 is shown in the table below:

	Three Months Ended March 31,
	2021	2020

FFO	$(494)	$3,548
Preferred Stock dividends - undeclared	(3,341)	(3,657)
Preferred stock accretion adjustments	162	170
FFO available to common stockholders and common unitholders	(3,673)	61
Acquisition and development costs	—	1
Capital related costs	128	4
Other non-recurring and non-cash expense	145	1,024
Net changes in fair value of warrant	347	—
Straight-line rental revenue, net straight-line expense	(214)	(5)
Loan cost amortization	3,642	310
Above (below) market lease amortization	(12)	(273)
Recurring capital expenditures and tenant improvement reserves	(276)	(279)
AFFO	$87	$843

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other non-recurring expenses during the three months ended March 31, 2021 primarily include $687 thousand loan prepayment penalty related to the Berkley Shopping Center sale, partially offset with other non-recurring income of $552 thousand in PPP Promissory Note forgiveness. Other non-recurring expenses during the three months ended March 31, 2020 include $585 thousand in legal settlement costs and $439 thousand for reimbursement of 2019 proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders.

Loan cost amortization for the three months ended March 31, 2021 increased $3.33 million primarily related to the write-off of loan costs associated with Powerscourt Financing Agreement as a result of the payoff.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At March 31, 2021, our consolidated cash, cash equivalents and restricted cash totaled $44.21 million compared to consolidated cash, cash equivalents and restricted cash of $42.77 million at December 31, 2020. Cash flows from operating activities, investing activities and financing activities for the three month periods ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,		Period Over Period Change
	2021	2020	$	%
		(in thousands, unaudited)
Operating activities	$4,739	$3,223	$1,516	47.04%
Investing activities	$2,975	$1,339	$1,636	122.18%
Financing activities	$(6,273)	$(2,915)	$(3,358)	(115.20)%

Operating Activities

During the three months ended March 31, 2021, our cash flows from operating activities were $4.74 million, compared to cash flows from operating activities of $3.22 million during the three months ended March 31, 2020, representing an increase of 47.04% or $1.52 million. This increase is primarily a result of the timing of receivables and accounts payable, accrued expenses and other liabilities, the decreases in corporate general and administrative expense and other non-operating expenses, partially offset by the increase in interest expense, a decrease in property NOI of $998 thousand and the timing of deferred costs and other assets.

Investing Activities

During the three months ended March 31, 2021, our cash flows from investing activities were $2.98 million, compared to cash flows from investing activities of $1.34 million during the three months ended March 31, 2020, representing an increase of 122.18% or $1.64 million primarily due to the 2021 sale of Berkley Shopping Center compared to the 2020 sale of St. Matthews and an increase in capital expenditures paid of $636 thousand.

Financing Activities

During the three months ended March 31, 2021, our cash flows used in financing activities were $6.27 million, compared to $2.92 million of cash flows used in financing activities during the three months ended March 31, 2020, representing an decrease of 115.20% or $3.36 million due to the following:
•$19.50 million increase in loan principal payments primarily as a result of the 2021 Powerscourt Financing Agreement payoff, the Tuckernuck refinance and Berkley Shopping Center sale, partially offset by the 2020 Shoppes at Myrtle Park and Folly Road refinances and the St. Matthews sale;
•$6.10 million increase in preferred stock redemption;
•$3.87 million increase in deferred financing costs primarily related to the Wilmington Financing Agreement;
•$687 thousand prepayment penalty related to the Berkley/Sangaree/Tri-County loan payoff; partially offset by
•$26.80 million increase in loan proceeds due to the 2021 Wilmington Financing Agreement and Tuckernuck refinance, offset by the 2020 Shoppes at Myrtle Park and Folly Road refinances.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of March 31, 2021 and December 31, 2020, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
	(unaudited)
Fixed-rate notes (1)	$335,275	$330,340
Adjustable-rate mortgages (1)	23,352	23,576
Total debt	$358,627	$353,916
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 5.14% and 3.88 years, respectively, at March 31, 2021. We have $38.19 million of debt maturing, including scheduled principal repayments, during the twelve months ending March 31, 2022. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2021 are $38.19 million in debt maturities and principal payments due in the twelve months ended March 31, 2022 as described in Note 5 on this Form 10-Q. Included in the $38.19 million are 5 loans collateralized by 6 properties within our portfolio. The Company plans to pay these obligations through a combination of refinances, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company had:
•$9.37 million in cash and cash equivalents at March 31, 2021;
•$34.84 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and funds held for redemption of Series D Preferred at March 31, 2021; and
•intends to use cash generated from operations during the twelve months ended March 31, 2022.

In addition, the Board suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board plans to revisit the dividend payment policy with respect to the Series

A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board believes that the dividend suspension will provide the Company approximately $3.18 million of additional funds per quarter to help meet its ongoing liquidity needs.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.18 million, the principal amount of the bonds, as of March 31, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2021 and 2020, the Company funded $44 thousand and $0, respectively, in debt service shortfalls. No amounts have been accrued for this as of March 31, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of March 31, 2021, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2020 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the three months ended March 31, 2021. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Available Information

The Company’s website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2021 (the end of the period covered by this Form 10-Q).

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

3.1	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.1	Wilmington Financing Agreement, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.2	Form of Common Stock Purchase Warrant, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.3	Registration Rights Agreement dated March 12, 2021, (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	May 6, 2021