Form 10-Q
period 2021-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2021-08-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 3, 2021, there were 9,712,986 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS:
Investment properties, net	$387,179	$392,664
Cash and cash equivalents	10,850	7,660
Restricted cash	33,302	35,108
Rents and other tenant receivables, net	7,835	9,153
Assets held for sale	8,846	13,072
Above market lease intangibles, net	2,954	3,547
Operating lease right-of-use assets	12,601	12,745
Deferred costs and other assets, net	14,578	15,430
Total Assets	$478,145	$489,379
LIABILITIES:
Loans payable, net	$335,255	$334,266
Liabilities associated with assets held for sale	10,911	13,124
Below market lease intangibles, net	3,918	4,554
Warrant liability	4,193	594
Operating lease liabilities	13,121	13,200
Accounts payable, accrued expenses and other liabilities	13,771	11,229
Total Liabilities	381,169	376,967
Series D Cumulative Convertible Preferred Stock (no par value, 4,000,000 shares authorized, 3,038,683 and 3,529,293 shares issued and outstanding, respectively; $98.05 million and $109.13 million aggregate liquidation value, respectively)	86,606	95,563

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,875,748 shares issued and outstanding; $46.90 million aggregate liquidation preference)	41,218	41,174
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,710,414 and 9,703,874 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,119	234,061
Accumulated deficit	(267,405)	(260,867)
Total Stockholders’ Equity	8,482	14,918
Noncontrolling interests	1,888	1,931
Total Equity	10,370	16,849
Total Liabilities and Equity	$478,145	$489,379
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE:
Rental revenues	$15,290	$14,809	$29,946	$30,164
Other revenues	200	360	272	579
Total Revenue	15,490	15,169	30,218	30,743
OPERATING EXPENSES:
Property operations	4,660	4,573	9,544	9,296
Depreciation and amortization	3,639	4,446	7,355	9,245
Impairment of assets held for sale	2,200	—	2,200	600
Corporate general & administrative	1,607	1,615	3,189	3,487
Total Operating Expenses	12,106	10,634	22,288	22,628
Gain (loss) on disposal of properties	—	—	176	(26)
Operating Income	3,384	4,535	8,106	8,089
Interest expense	(5,215)	(4,273)	(14,176)	(8,672)
Net changes in fair value of warrants	(1,234)	—	(1,581)	—
Other income	—	—	552	—
Other expense	—	—	—	(1,024)
Net (Loss) Income Before Income Taxes	(3,065)	262	(7,099)	(1,607)
Income tax (expense) benefit	(2)	6	(2)	(2)
Net (Loss) Income	(3,067)	268	(7,101)	(1,609)
Less: Net income attributable to noncontrolling interests	—	14	15	5
Net (Loss) Income Attributable to Wheeler REIT	(3,067)	254	(7,116)	(1,614)
Preferred Stock dividends - undeclared	(3,251)	(3,657)	(6,592)	(7,314)
Deemed contribution related to preferred stock redemption	651	—	5,040	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(5,667)	$(3,403)	$(8,668)	$(8,928)

Loss per share:
Basic and Diluted	$(0.58)	$(0.35)	$(0.89)	$(0.92)

Weighted-average number of shares:
Basic and Diluted	9,707,711	9,695,651	9,706,183	9,694,967

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net (Loss) Income	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	453	1,875,748	41,196	9,706,738	97	234,086	(262,800)	13,032	221,565	1,921	14,953
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership Common Stock	—	—	—	—	3,676	—	18	—	18	(3,676)	(18)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	15	—	15	—	(15)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,189)	(2,189)	—	—	(2,189)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	651	651	—	—	651
Net Loss	—	—	—	—	—	—	—	(3,067)	(3,067)	—	—	(3,067)
Balance, June 30, 2021 (Unaudited)	562	$453	1,875,748	$41,218	9,710,414	$97	$234,119	$(267,405)	$8,482	217,889	$1,888	$10,370

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	453	1,875,748	41,109	9,694,284	97	233,870	(256,037)	19,492	234,019	2,071	21,563
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnerships units to Common Stock	—	—	—	—	1,615	—	2	—	2	(1,615)	(2)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	12	—	12	—	(12)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	254	254	—	14	268
Balance, June 30, 2020 (Unaudited)	562	$453	1,875,748	$41,131	9,695,899	$97	$233,884	$(258,372)	$17,193	232,404	$2,071	$19,264

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,101)	$(1,609)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	5,389	5,800
Amortization	1,966	3,445
Loan cost amortization	4,316	562
Changes in fair value of warrants	1,581	—
Above (below) market lease amortization, net	5	(373)
Straight-line expense	18	92
(Gain) loss on disposal of properties	(176)	26
Credit losses on operating lease receivables	36	585
Impairment of assets held for sale	2,200	600
Net changes in assets and liabilities:
Rents and other tenant receivables, net	2,128	(1,943)
Unbilled rent	(771)	(439)
Deferred costs and other assets, net	(1,143)	(1,342)
Accounts payable, accrued expenses and other liabilities	1,088	2,090
Net cash provided by operating activities	9,536	7,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,316)	(544)
Cash received from disposal of properties	3,937	1,665
Net cash provided by investing activities	2,621	1,121
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(4,724)	(326)
Loan proceeds	46,150	13,350
Loan principal payments	(43,175)	(20,845)
Paycheck Protection Program proceeds	—	552
Preferred stock redemption	(8,337)	—
Loan prepayment penalty	(687)	—
Net cash used in financing activities	(10,773)	(7,269)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,384	1,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,768	21,591
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$44,152	$22,937
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$552	$—
Initial fair value of warrants	$2,018	$—
Conversion of common units to common stock	$27	$2
Accretion of Preferred Stock discounts	$309	$341
Deemed contribution related to Preferred Stock discount	$5,040	$—
Other Cash Transactions:
Cash paid for interest	$9,506	$7,382

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$10,850	$7,660
Restricted cash	33,302	15,277
Cash, cash equivalents, and restricted cash	$44,152	$22,937
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of June 30, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine centers and five undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. At June 30, 2021, the Company owned 98.57% of the Operating Partnership.

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

2. Summary of Significant Accounting Policies

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2021 and December 31, 2020, the Company’s allowance for uncollectible tenant receivables totaled $643 thousand and $994 thousand, respectively.

Paycheck Protection Program

The Company received proceeds of $552 thousand (the "PPP funds") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender that matures on April 24, 2022 bearing interest at a fixed rate of 1% per annum, payable monthly commencing seven months from the date of the note. Under the terms of the PPP, the principal may be forgiven if the proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, mortgage

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
interest, rent and utilities. The full amount of the Promissory Note was forgiven in January 2021 and is included in "other income" on the condensed consolidated statements of operations as non-operating activity.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2021 and December 31, 2020, there were $5.34 million and $4.48 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service for the three and six months ended June 30, 2021 and 2020 (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Minimum rent	$11,332	$11,602	$22,662	$23,664
Tenant reimbursements - variable lease revenue	3,333	3,141	6,426	6,429
Percentage rent - variable lease revenue	157	49	286	157
Straight-line rents	385	448	608	499
Lease termination fees	125	12	129	74
Other	75	348	143	505
Total	15,407	15,600	30,254	31,328
Credit losses on operating lease receivables	83	(431)	(36)	(585)
Total	$15,490	$15,169	$30,218	$30,743

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

Corporate General and Administrative Expense

A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Professional fees	$652	$919	$1,416	$1,945
Corporate administration	392	294	772	625
Compensation and benefits	338	375	575	782
Advertising costs for leasing activities	21	21	41	52
Other corporate general & administrative	204	6	385	83
Total	$1,607	$1,615	$3,189	$3,487

Other Expense

Other expense represents expenses which are non-operating in nature. There were no other expenses for the three and six months ended June 30, 2021. Other expenses were $0 and $1.02 million for the three and six months ended June 30, 2020, respectively, and consist of legal settlement costs and reimbursement of 2019 proxy costs.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net (loss) income, total assets, total liabilities or equity.

3. Real Estate

Investment properties consist of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Land and land improvements	$96,638	$97,117
Buildings and improvements	354,410	354,738
Investment properties at cost	451,048	451,855
Less accumulated depreciation	(63,869)	(59,191)
Investment properties, net	$387,179	$392,664

The Company’s depreciation expense on investment properties was $2.70 million and $5.39 million for the three and six months ended June 30, 2021, respectively. The Company’s depreciation expense on investment properties was $2.86 million and $5.80 million for the three and six months ended June 30, 2020, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At June 30, 2021, assets held for sale included Columbia Fire Station, Surrey Plaza, two outparcels at Rivergate Shopping Center and a 1.28 acre land parcel in Moyock, North Carolina, as the Company has committed to a plan to sell each property. At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center and a .75 acre land parcel at Berkley (the "Berkley Land Parcel").

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense for the three and six months ended June 30, 2021 was $2.20 million and $2.20 million, respectively, resulting from reducing the carrying value of Columbia Fire Station. The Company recorded $0 and $600 thousand in impairment expense for the three and six months ended June 30, 2020, respectively, resulting from reducing the carrying value of Columbia Fire Station.

As of June 30, 2021 and December 31, 2020, assets held for sale and associated liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Investment properties, net	$8,526	$12,593
Rents and other tenant receivables, net	35	132
Above market leases, net	153	153
Deferred costs and other assets, net	132	194
Total assets held for sale	$8,846	$13,072

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	June 30, 2021	December 31, 2020
	(unaudited)
Loans payable	$10,681	$12,838
Below market leases, net	—	25
Accounts payable, accrued expenses and other liabilities	230	261
Total liabilities associated with assets held for sale	$10,911	$13,124

The following properties were sold during the six months ended June 30, 2021 and 2020:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	$4,150	$176	$3,937
January 21, 2020	St. Matthews	1,775	(26)	1,665

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of amortization are as follows (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Leases in place, net	$8,781	$10,233
Ground lease sandwich interest, net	1,804	1,941
Lease origination costs, net	1,450	1,334
Tenant relationships, net	1,057	1,308
Legal and marketing costs, net	18	22
Other	1,468	592
Total deferred costs and other assets, net	$14,578	$15,430
As of June 30, 2021 and December 31, 2020, the Company’s intangible accumulated amortization totaled $61.04 million and $60.33 million, respectively. During the three and six months ended June 30, 2021, the Company’s intangible amortization expense totaled $941 thousand and $1.97 million, respectively. During the three and six months ended June 30, 2020, the Company’s intangible amortization expense totaled $1.59 million and $3.45 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining six months ending December 31, 2021	$1,250	$137	$122	$205	$4	$1,718
December 31, 2022	2,094	274	208	349	6	2,931
December 31, 2023	1,618	274	189	222	5	2,308
December 31, 2024	1,113	274	171	126	3	1,687
December 31, 2025	794	274	140	62	—	1,270
December 31, 2026	422	274	120	11	—	827
Thereafter	1,490	297	500	82	—	2,369
	$8,781	$1,804	$1,450	$1,057	$18	$13,110

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2021	December 31, 2020
Columbia Fire Station	Interest only	14.00%	July 2021	$3,363	$3,893
First National Bank (7) (8)	$24,656	LIBOR + 350 basis points	September 2021	918	1,045
Lumber River (8)	$10,723	LIBOR + 350 basis points	October 2021	1,332	1,367
Rivergate (8)	$112,357	Prime Rate -25 basis points	October 2021	20,853	21,164
Litchfield Market Village	$46,057	5.50%	November 2022	7,383	7,418
Twin City Commons	$17,827	4.86%	January 2023	2,879	2,915
Walnut Hill Plaza	$26,850	5.50%	March 2023	3,217	3,287
Powerscourt Financing Agreement (6)	Interest only	13.50%	March 2023	—	25,000
New Market	$48,747	5.65%	June 2023	6,401	6,508
Benefit Street Note (3)	$53,185	5.71%	June 2023	7,031	7,145
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,528	5,567
JANAF	$333,159	4.49%	July 2023	47,977	48,875
Tampa Festival	$50,797	5.56%	September 2023	7,837	7,920
Forrest Gallery	$50,973	5.40%	September 2023	8,144	8,226
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,363	11,473
JANAF Bravo	$35,076	5.00%	May 2024	5,995	6,263
Cypress Shopping Center	$34,360	4.70%	July 2024	6,112	6,163
Port Crossing	$34,788	4.84%	August 2024	5,844	5,909
Freeway Junction	$41,798	4.60%	September 2024	7,507	7,582
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,305	3,343
Bryan Station	$23,489	4.52%	November 2024	4,269	4,312
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,931	8,001
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,825	5,892
Folly Road	$41,482	4.65%	March 2025	7,143	7,223
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,518	4,553
JANAF BJ's	$29,964	4.95%	January 2026	4,785	4,844
Tuckernuck	$32,202	5.00%	March 2026	5,118	5,193
Wilmington Financing Agreement (6)	Interest only	8.00%	March 2026	35,000	—
Chesapeake Square	$23,857	4.70%	August 2026	4,238	4,279
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	6,176	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,341	8,404
Village of Martinsville	$89,664	4.28%	July 2029	15,785	15,979
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Total Principal Balance (1)				356,891	353,916
Unamortized debt issuance cost (1)				(10,955)	(6,812)
Total Loans Payable, including assets held for sale				345,936	347,104
Less loans payable on assets held for sale, net loan amortization costs				10,681	12,838
Total Loans Payable, net				$335,255	$334,266
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
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Darien Shopping Center, Devine Street, Lake Murray, Moncks Corner and South Lake.
(7) Collateralized by Surrey Plaza and Amscot Building.
(8) Certain loans bear interest at a variable interest rate equal to LIBOR or another index rate, subject to a floor, in each case plus or minus a specified margin.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Powerscourt Financing Agreement Payoff

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain.

Powerscourt Warrant Agreement

Pursuant to that certain financing agreement dated December 22, 2020, by and among the Company, certain subsidiaries of the Company from time to time party thereto, as guarantors, the lenders from time to time party thereto, and Powerscourt Investments XXII, LP, as administrative agent and collateral agent (the “Powerscourt Financing Agreement”), the Company issued Powerscourt Investments XXII, LP, a warrant (the “Powerscourt Warrant”) to purchase 496,415 shares of Common Stock for $3.12 per share (the “Powerscourt Warrant Agreement”). The Powerscourt Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after December 22, 2020 (the “Effective Date”) and before the date that is the 36-month anniversary of the Effective Date.

Powerscourt Registration Rights Agreement

In connection with the Powerscourt Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Powerscourt Warrant, dated as of December 22, 2020 (the “Powerscourt Registration Rights Agreement”), accordingly, the Company registered the resale of the common stock underlying the Powerscourt Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

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

Wilmington Financing Agreement

On March 12, 2021, the Company entered into a financing agreement (the "Wilmington Financing Agreement") as borrower, certain subsidiaries of the Company from time to time party thereto, as guarantors (together with the Company, the “Loan Parties”), the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Wilmington Financing Agreement provides for a term loan in the aggregate principal of $35.00 million. The proceeds of the Wilmington Financing Agreement are intended for the following: (i) to payoff the Company’s indebtedness on the Powerscourt Financing Agreement, (ii) to fund the redemption of certain shares of the Company’s 8.75% Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Wilmington Financing Agreement. The Wilmington Financing Agreement is at a rate of 8.00% and matures in March 2026 with quarterly interest only payments beginning on April 15, 2021. Any payment or repayment of principal will be made with a premium equal to 5% of the amount repaid or prepaid.

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

Wilmington Warrant Agreement

Pursuant to the Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Wilmington Warrant”) to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.430 per share ("Tranche A"); warrants to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the “Wilmington Warrant Agreement”). The Wilmington Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the “Effective Date”) and before the maturity date of the Wilmington Financing Agreement.

Wilmington Registration Rights Agreement
In connection with the Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Wilmington Warrants, dated as of March 12, 2021 (the “Wilmington Registration Rights Agreement”), accordingly, the Company registered the resale of the common stock underlying the Wilmington Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.
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

Rivergate Extension

On May 28, 2021, the Company entered into an agreement with Synovus Bank to extend the maturity date from April 21, 2021 to October 20, 2021 with monthly principal payments of $60 thousand plus accrued and unpaid interest. The Rivergate Loan will bear interest at the Synovus Bank's prime rate less 0.25% with a floor of 3.00%.

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of June 30, 2021, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2021	$29,124
December 31, 2022	12,798
December 31, 2023	87,099
December 31, 2024	50,044
December 31, 2025	91,530
December 31, 2026	58,026
Thereafter	28,270
Total principal repayments and debt maturities	$356,891

The Company has considered its short-term (one year or less) liquidity needs and the adequacy of its estimated cash flows from operating activities and other expected financing sources to meet these needs. In particular, the Company has considered its scheduled debt maturities and scheduled principal payments for the twelve months ending June 30, 2022 of $31.92 million. The Company plans to pay this obligation through a combination of refinancings, dispositions and operating cash. All loans due to mature are collateralized by properties within the portfolio.

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contain terms and features that give rise to derivative liability classification. The Company presents the Warrant Agreements' fair value as a liability included on the condensed consolidated balance sheets. In determining the initial fair value of the Wilmington Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of each of the three tranches within the Wilmington Warrant Agreement as noted above, Common Stock price $3.75, contractual term to maturity 5.0 years, expected Common Stock volatility 54.72% and risk free interest rate 0.91%.

In measuring the warrant liability at June 30, 2021, the Company used the following inputs in its Monte Carlo Model:

Range of exercise prices	$3.120 - $6.875
Common Stock price	$5.06
Weighted average contractual term to maturity (years)	3.99
Range of expected market volatility %	51.44% - 65.00%
Range of risk free interest rate	0.35% - 0.81%

The following table sets forth a summary of the changes in fair value of the Company's warrant liabilities (in thousands):

June 30, 2021
(unaudited)
Balance December 31, 2020	$594
Issuance of Wilmington Warrant	2,018
Changes in fair value	347
Balance March 31, 2021	$2,959
Changes in fair value	1,234
Balance June 30, 2021	$4,193

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for the six months ending December 31, 2021 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of June 30, 2021 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2021	$22,663
December 31, 2022	43,511
December 31, 2023	38,266
December 31, 2024	30,706
December 31, 2025	24,403
December 31, 2026	16,240
Thereafter	39,995
Total minimum rents	$215,784

7. Equity and Mezzanine Equity

Series A Preferred Stock

At June 30, 2021 and December 31, 2020, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding, 4,500 shares authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At June 30, 2021 and December 31, 2020, the Company had 1,875,748 shares and 5,000,000 shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) issued and authorized with a $25.00 liquidation preference per share, or $46.90 million in aggregate. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock and Tender Offer

At June 30, 2021 and December 31, 2020, the Company had 3,038,683 and 3,529,293 issued, respectively, and 4,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, and a liquidation value of $98.05 million and $109.13 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Equity and Mezzanine Equity (continued)
redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert such shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

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

On March 12, 2021, through a “modified Dutch auction” tender offer the Company accepted for purchase 387,097 shares of Series D Preferred at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to the tender offer.

On May 15, 2021, through a “modified Dutch auction” tender offer the Company accepted for purchase 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million, excluding fees and expenses relating to the tender offer.

The changes in the carrying value of the Series D Preferred for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands, unaudited):

Series D Preferred
(unaudited)
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	87,321
Accretion of Preferred Stock discount	125
Undeclared dividends	2,042
Redemption of Preferred Stock	(2,882)
Balance June 30, 2021	$86,606

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

As of June 30, 2021, the below shares are able to be converted to Common Stock. The common units, Series B Preferred and Series D Preferred and warrants have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	June 30, 2021
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	217,889	217,889
Series B Preferred Stock	1,875,748	1,172,343
Series D Preferred Stock	3,038,683	4,479,191
Warrants to purchase Common Stock	—	1,558,134

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended June 30, 2021	$13	22.50	$1,055	0.56	$2,042	0.67
For the six months ended June 30, 2021	$26	45.00	$2,110	1.12	$4,153	1.34

For the three months ended June 30, 2020	$13	22.50	$1,055	0.56	$2,419	0.67
For the six months ended June 30, 2020	$26	45.00	$2,110	1.12	$4,838	1.34

There were no dividends declared to holders of Common Stock during the three and six months ended June 30, 2021 and 2020.

The total cumulative dividends in arrears for Series A Preferred (per share $247.50), Series B Preferred (per share $6.19) and Series D Preferred (per share $7.27) as of June 30, 2021 is $33.82 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2021 and 2020, the weighted average remaining lease term of our leases is 31 and 34 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments and include escalation clauses and renewal options as follows (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Expiration Year
Amscot	$6	$7	$12	$13	2045
Beaver Ruin Village	13	13	27	27	2054
Beaver Ruin Village II	5	5	11	11	2056
Moncks Corner	31	31	61	61	2040
Devine Street (1)	99	99	198	198	2051
JANAF (2)	70	72	138	143	2069
Riversedge office space Virginia Beach, VA	43	—	85	—	2030
Total leases	$267	$227	$532	$453
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $32 thousand and $63 thousand in variable percentage rent, during the three and six months ended June 30, 2021, respectively. Includes $35 thousand and $69 thousand in variable percentage rent, during the three and six months ended June 30, 2020, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$226	$145	$451	$291

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of June 30, 2021 and a reconciliation of those cash flows to the operating lease liabilities at June 30, 2021 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2021	$451
December 31, 2022	905
December 31, 2023	907
December 31, 2024	909
December 31, 2025	913
December 31, 2026	943
Thereafter	22,843
Total minimum lease payments (1)	27,871
Discount	(14,750)
Operating lease liabilities	$13,121
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represent approximately 62%, 34% and 4% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging that his employment was improperly terminated and that he is owed severance pay and related benefits pursuant to his employment agreement. He claims breach of his employment contract against the company. Mr. Kelly seeks damages of $400 thousand, plus unpaid bonuses and benefits, pre- and post-judgment interest, attorneys’ fees, and costs. The Company is defending the action on the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Commitments and Contingencies (continued)
grounds that Mr. Kelly’s employment was properly terminated for cause. Trial is set for March 2022. At this juncture, the outcome of the matter cannot be predicted.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”), in the United States District Court for the District of Maryland. The complaint alleges that the Company amended provisions of its Articles Supplementary in 2018 governing the issuance of the Company’s Series D Preferred Stock in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred Stock. The Complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred Stock. The Complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed an Answer to the complaint denying any liability. At this early juncture, the outcome of the litigation is uncertain.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. In 2020, The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. In October 2020, the Company settled with Mr. Wheeler for $500 thousand. Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees of $375 thousand and pre-judgment interest of $63 thousand. Mr. Wheeler timely filed a Notice of Appeal, and he timely filed his Petition for Appeal on December 1, 2020. The Company timely filed its Brief in Opposition to the Petition for Appeal on December 22, 2020. On May 13, 2021, a three-justice writ panel of the Virginia Supreme Court allowed Mr. Wheeler's counsel the opportunity to present arguments as to why Mr. Wheeler’s petition should be granted and the appeal allowed to proceed before the full Virginia Supreme Court. On June 16, 2021, the Supreme Court granted Mr. Wheeler an appeal on his first assignment of error (i.e., the Circuit Court’s refusal to award Mr. Wheeler any attorneys’ fees) but denied the appeal as to Mr. Wheeler’s claim for prejudgment interest. The parties subsequently agreed to suspend briefing on the issue while the parties engaged in mediation, which resulted in the parties settling in the amount of $185 thousand on July 28, 2021.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Commitments and Contingencies (continued)
The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.15 million, the principal amount of the bonds, as of June 30, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. During the three and six months ended June 30, 2020, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of June 30, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

10. Related Party Transactions

The following summarizes related party activity for the six months ended June 30, 2021 and 2020. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Six Months Ended June 30,
	2021	2020
	(unaudited)
Amounts paid to affiliates	$74	$37

11. Subsequent Events

Moyock Land Parcel Sale

On July 9, 2021, the Company sold its 1.28 acre land parcel in Moyock, North Carolina for a contract price of $250 thousand.

Columbia Fire Station Payoff

On July 21, 2021, the Company paid in full the $3.36 million Columbia Fire Station Loan.

Rights Offering

On July 22, 2021, the Company commenced its rights offering to eligible stockholders for the purchase of up to $30 million in aggregate principal amount of our 7.00% senior subordinated convertible notes due 2031 ("Notes"). Pursuant to the rights offering, holders of common stock (each, a “holder” and collectively, the “holders”) as of 5:00 p.m., New York City time, on June 1, 2021 (the “record date”) received non-transferable subscription rights (the “rights”) to purchase Notes. Each holder received one (1) right for every eight (8) shares of common stock owned of record as of the record date. Each right allows the holder thereof to subscribe for $25.00 principal amount of Notes (the “basic subscription privilege”). In addition, rights holders who fully exercise their basic subscription privilege will be entitled to subscribe for additional Notes that remain unsubscribed as a result of any unexercised basic subscription privileges (the “over-subscription privilege”). The rights offering expires at 5:00 p.m., New York City time, on August 13, 2021, unless extended or earlier terminated by the Company.

Resignation of CEO and Cancellation of Stock Appreciation Rights Agreement

Effective July 5, 2021, Daniel Khoshaba resigned as the President and Chief Executive Officer of the Company and as a member of the Board and the Executive Committee of our Board of Directors, for personal reasons. Upon Mr. Khoshaba’s cessation of employment with the Company, all of his rights under that certain Stock Appreciation Rights Agreement, dated August 4, 2020, by and between Mr. Khoshaba and the Company (the “SAR Agreement”), were forfeited for no consideration.

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

New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, the availability, distribution, public acceptance and efficacy of one or more approved vaccines, new or mutated variants of COVID-19 (including vaccine-resistant variants) or a similar virus, the direct and indirect economic effects of the pandemic and containment measures on our tenants, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments’ efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity.

Important factors, among others, that may affect our actual results include:

•negative impacts from continued spread of new or mutated variants of COVID-19, including on the U.S. or global economy or on our business, financial position or results of operations;
•the efficacy of any treatment for COVID-19;
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

Company Overview

As of June 30, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine retail shopping centers and five undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

Recent Trends and Activities

There have been several significant events in 2021 that have impacted our Company. These events are summarized below.

Paycheck Protection Program

On April 24, 2020, the Company received proceeds of $552 thousand in the form of a promissory note (the "Promissory Note") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security Act. The full amount of the Promissory Note was forgiven in January 2021.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	$4,150	$176	$3,937

In conjunction with the Berkley Shopping Center disposition the Company made a $3.22 million principal payment on the Berkley/Sangaree/Tri-County loan and paid $687 thousand in defeasance.

Assets Held for Sale

At June 30, 2021, assets held for sale included Columbia Fire Station, Surrey Plaza, two outparcels at Rivergate Shopping Center and a 1.28 acre land parcel in Moyock, North Carolina, as the Company has committed to a plan to sell each property. Additionally, in 2020 assets held for sale included Berkley Shopping Center and the Berkley Land Parcel.

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

Wilmington Warrant Agreement

Pursuant to the Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the “Wilmington Warrant”) to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.430 per share ("Tranche A"); warrants to purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the “Wilmington Warrant Agreement”). The Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the “Effective Date”) and before the maturity date of the Wilmington Financing Agreement.

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements were valued at approximately $2.61 million upon issuance and the Company recorded a liability included on the condensed consolidated balance sheets. For the three and six months ended June 30, 2021, the Company reported non-operating loss of approximately $1.23 million and $1.58 million, respectively, due to changes in fair value of the warrant liability. See Note 5 included in this Form 10-Q for additional details.

Wilmington Registration Rights Agreement
In connection with the Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Wilmington Warrants, dated as of March 12, 2021 (the “Wilmington Registration Rights Agreement”), accordingly, the Company registered the resale of the common stock underlying the Wilmington Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

Powerscourt Registration Rights Agreement

In connection with the Powerscourt Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Powerscourt Warrant, dated as of December 22, 2020 (the “Powerscourt Registration Rights Agreement”), accordingly, the Company registered the resale of the common stock underlying the Powerscourt Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

Series D Preferred Stock Tender Offers

On March 12, 2021, through a “modified Dutch auction” tender offer the Company accepted for purchase 387,097 share of Series D Preferred at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million, excluding fees and expenses relating to the tender offer.

On May 15, 2021, through a “modified Dutch auction” tender offer the Company accepted for purchase 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million, excluding fees and expenses relating to the tender offer.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Renewals(1):
Leases renewed with rate increase (sq feet)	34,629	255,380	179,802	392,979
Leases renewed with rate decrease (sq feet)	29,550	8,755	54,423	35,735
Leases renewed with no rate change (sq feet)	42,394	43,628	60,353	64,206
Total leases renewed (sq feet)	106,573	307,763	294,578	492,920

Leases renewed with rate increase (count)	15	53	42	83
Leases renewed with rate decrease (count)	4	6	9	11
Leases renewed with no rate change (count)	7	12	15	18
Total leases renewed (count)	26	71	66	112

Option exercised (count)	4	4	8	9

Weighted average on rate increases (per sq foot)	$0.91	$0.62	$0.73	$1.05
Weighted average on rate decreases (per sq foot)	$(3.09)	$(0.40)	$(2.20)	$(1.76)
Weighted average rate on all renewals (per sq foot)	$(0.56)	$0.50	$0.04	$0.71

Weighted average change over prior rates(3)	(5.37)%	4.92%	0.39%	6.81%

New Leases(1) (2):
New leases (sq feet)	113,865	81,780	226,459	109,402
New leases (count)	18	16	37	30
Weighted average rate (per sq foot)	$8.30	$9.46	$8.27	$11.00

Gross Leasable Area ("GLA") expiring during the next 6 months, including month-to-month leases	2.87%	6.00%	2.87%	6.00%

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    The weighted average decrease of 5.37% during the three months ended June 30, 2021 is primarily driven by the renewal of a long standing indoor trampoline park tenant at a $2.00 per square foot decrease to their previous rate which took effect in March 2021. The renewal rate is consistent with the rate prior to the March rent escalation. Additionally, the Company was able to secure an additional year of term from this anchor with the lease now ending in 2027.

Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2021	2020	2021	2020	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	59	60	59	60	(1)	(1.67)%	(1)	(1.67)%
Aggregate gross leasable area at period end (1)	5,511,881	5,568,934	5,511,881	5,568,934	(57,053)	(1.02)%	(57,053)	(1.02)%
Ending leased rate at period end (1)	91.9%	90.1%	91.9%	90.1%	1.8%	2.00%	1.8%	2.00%
FINANCIAL DATA:
Rental revenues	$15,290	$14,809	$29,946	$30,164	$481	3.25%	$(218)	(0.72)%
Other revenues	200	360	272	579	(160)	(44.44)%	(307)	(53.02)%
Total Revenue	15,490	15,169	30,218	30,743	321	2.12%	(525)	(1.71)%
OPERATING EXPENSES:
Property operations	4,660	4,573	9,544	9,296	87	1.90%	248	2.67%
Depreciation and amortization	3,639	4,446	7,355	9,245	(807)	(18.15)%	(1,890)	(20.44)%
Impairment of assets held for sale	2,200	—	2,200	600	2,200	100.00%	1,600	266.67%
Corporate general & administrative	1,607	1,615	3,189	3,487	(8)	(0.50)%	(298)	(8.55)%
Total Operating Expenses	12,106	10,634	22,288	22,628	1,472	13.84%	(340)	(1.50)%
Gain (loss) on disposal of properties	—	—	176	(26)	—	—%	202	776.92%
Operating Income	3,384	4,535	8,106	8,089	(1,151)	(25.38)%	17	0.21%
Interest expense	(5,215)	(4,273)	(14,176)	(8,672)	(942)	(22.05)%	(5,504)	(63.47)%
Net changes in fair value of warrants	(1,234)	—	(1,581)	—	(1,234)	(100.00)%	(1,581)	(100.00)%
Other income	—	—	552	—	—	—%	552	100.00%
Other expense	—	—	—	(1,024)	—	—%	1,024	100.00%
Net (Loss) Income Before Income Taxes	(3,065)	262	(7,099)	(1,607)	(3,327)	(1,269.85)%	(5,492)	(341.75)%
Income tax (expense) benefit	(2)	6	(2)	(2)	(8)	(133.33)%	—	—%
Net (Loss) Income	(3,067)	268	(7,101)	(1,609)	(3,335)	(1,244.40)%	(5,492)	(341.33)%
Less: Net income attributable to noncontrolling interests	—	14	15	5	(14)	(100.00)%	10	200.00%
Net (Loss) Income Attributable to Wheeler REIT	$(3,067)	$254	$(7,116)	$(1,614)	$(3,321)	(1,307.48)%	$(5,502)	(340.89)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $15.49 million and $30.22 million for the three and six months ended June 30, 2021 compared to $15.17 million and $30.74 million for the three and six months ended June 30, 2020, representing an increase of 2.12% and a decrease of 1.71%, respectively, primarily due to two anchor vacancies, which additionally triggered co-tenancy provisions and lease modifications related to tenant bankruptcies. One of the vacant anchors was backfilled, with rent commencing in the second quarter of 2021. These negative impacts were partially offset by an increase in reimbursement revenue and a decrease in provision for credit losses as a result of decreased accounts receivable. The reimbursement revenue increase is a result of rate increases in insurance and real estate tax expenses and the timing of reimbursement billings. During the three months ended June 30, 2021, the credit losses on operating lease receivables and reimbursement revenue increases offset the revenue decreases. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses for the three and six months ended June 30, 2021 were $12.11 million and $22.29 million, respectively, compared to $10.63 million and $22.63 million for the three and six months ended June 30, 2020, respectively, representing an increase of 13.84% and a decrease of 1.50%. During the three and six months ended June 30, 2021, depreciation and amortization decreased $807 thousand and $1.89 million, respectively, primarily as a result of lease intangibles becoming fully amortized and ceasing of depreciation and amortization as properties were classified as assets held for sale. During the three and six months ended June 30, 2021, impairment of assets held for sale was $2.20 million and during the three and six months ended June 30, 2020, impairment of assets held for sale was $0 and $600 thousand, respectively, all as a result of Columbia Fire Station impairment. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Corporate general and administrative expenses were $1.61 million and $3.19 million for the three and six months ended June 30, 2021, respectively, compared to $1.62 million and $3.49 million for the three and six months ended June 30, 2020, respectively, representing decreases of 0.50% and 8.55%, respectively, as a result of the following:

•$267 thousand and $529 thousand decrease, respectively, in professional fees primarily related to lower legal fees;
•$37 thousand and $207 thousand decrease, respectively, in compensation and benefits primarily driven by a reduction in personnel; partially offset by
•$126 thousand and $250 thousand increase, respectively, in capital and debt financing fees primarily related to fees associated with the financing activities from the Powerscourt Financing Agreement and Wilmington Financing Agreement; and
•$98 thousand and $147 thousand increase, respectively, in corporate administration primarily related to office rent expense for the Company's corporate headquarters that had a sale leaseback in December 2020.

Gain on Disposal of Properties

The gain on disposal of properties increase of $0 and $202 thousand for the three and six months ended June 30, 2021 is a result of the 2021 sale of Berkley Shopping Center and Berkley Land Parcel compared to the 2020 sale of St. Matthews.

Interest Expense

Interest expense for the three and six months ended June 30, 2021 was $5.22 million and $14.18 million, respectively, compared to $4.27 million and $8.67 million for the three and six months ended June 30, 2020, respectively, representing increases of 22.05% and 63.47%, respectively, primarily attributable to the write-off of the debt issuance costs related to the Powerscourt Financing Agreement as a result of the payoff combined with defeasance fee paid resulting from the sale of Berkley Shopping Center and interest on the Powerscourt Financing Agreement and Wilmington Financing Agreement.

Net Change in Fair Value of Warrants

The net changes in the fair value of warrants increase of $1.23 million and $1.58 million for the three and six months ended, respectively, is a result of the Monte Carlo simulation with the largest impact in the valuation attributed to the change in the Company’s stock price at June 30, 2021 since the issuance of each warrant.

Other Income and Expense

Other income for the three and six months ended June 30, 2021 was $0 and $552 thousand, respectively, and relates to PPP Promissory Note forgiveness. Other expense during the three and six months ended June 30, 2020 was $0 and $1.02 million, respectively. Other expense includes $585 thousand in legal settlement costs and $439 thousand for reimbursement of 2019 proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders. These income and expenses are non-operating in nature.

Preferred Dividends

At June 30, 2021, the Company had accumulated undeclared dividends of $33.82 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.11 million and $6.29 million are attributable to the three and six months ended June 30, 2021, respectively.

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following sold properties:

•Continuing operations
◦St. Matthews (sold January 21, 2020);
◦JANAF Executive Building (24,980 square foot building, decommissioned as of March 31, 2020);
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021).

	Three Months Ended June 30,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020

	(in thousands, unaudited)
Net (Loss) Income	$(3,057)	$323	$(10)	$(55)	$(3,067)	$268
Adjustments:
Income tax expense (benefit)	2	(6)	—	—	2	(6)
Net changes in fair value of warrants	1,234	—	—	—	1,234	—
Interest expense	5,215	4,239	—	34	5,215	4,273
Corporate general & administrative	1,603	1,610	4	5	1,607	1,615
Impairment of assets held for sale	2,200	—	—	—	2,200	—
Depreciation and amortization	3,639	4,418	—	28	3,639	4,446
Other non-property revenue	(9)	(221)	—	—	(9)	(221)
Property Net Operating Income	$10,827	$10,363	$(6)	$12	$10,821	$10,375

Property revenues	$15,485	$14,872	$(4)	$76	$15,481	$14,948
Property expenses	4,658	4,509	2	64	4,660	4,573
Property Net Operating Income	$10,827	$10,363	$(6)	$12	$10,821	$10,375

	Six Months Ended June 30,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020

	(in thousands, unaudited)
Net Loss	$(6,603)	$(1,479)	$(498)	$(130)	$(7,101)	$(1,609)
Adjustments:
Income tax expense	2	2	—	—	2	2
Other expense	—	1,024	—	—	—	1,024
Other income	(552)	—	—	—	(552)	—
Net changes in fair value of warrants	1,581	—	—	—	1,581	—
Interest expense	13,468	8,605	708	67	14,176	8,672
(Gain) loss on disposal of properties	—	—	(176)	26	(176)	26
Corporate general & administrative	3,182	3,478	7	9	3,189	3,487
Impairment of assets held for sale	2,200	600	—	—	2,200	600
Depreciation and amortization	7,355	9,185	—	60	7,355	9,245
Other non-property revenue	(22)	(243)	—	—	(22)	(243)
Property Net Operating Income	$20,611	$21,172	$41	$32	$20,652	$21,204

Property revenues	$30,092	$30,321	$104	$179	$30,196	$30,500
Property expenses	9,481	9,149	63	147	9,544	9,296
Property Net Operating Income	$20,611	$21,172	$41	$32	$20,652	$21,204

Property Revenues

Total same store property revenues for the three months ended June 30, 2021 increased to $15.49 million compared to $14.87 million for the three months ended June 30, 2020, representing an increase of 4.12% primarily due to:

•$518 thousand decrease in provision for credit losses a result of the Company's proactive tenant outreach during the pandemic and collection initiatives, which included accepting credit card payments;
•$215 thousand increase in reimbursement revenue primarily due to rate increases in insurance and real estate tax expenses and the timing of reimbursement billings; partially offset by
•$112 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized.

Total same store property revenues for the six months ended June 30, 2021 decreased to $30.09 million, compared to $30.32 million for the six months ended June 30, 2020, representing a decrease of 0.76% primarily due to:

•$465 thousand decrease in rental and reimbursement revenues primarily due to two anchor vacancies, which additionally triggered co-tenancy provisions and lease modifications related to tenant bankruptcies. One of the vacant anchors was backfilled, with rent commencing in 2021;
•$369 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized; partially offset by
•$530 thousand decrease in provision for credit losses a result of the Company's proactive tenant outreach during the pandemic and collection initiatives, which included accepting credit card payments.

Property Expenses

Total same store property expenses for the three and six months ended June 30, 2021 increased to $4.66 million and $9.48 million, respectively, compared to $4.51 million and $9.15 million for the three and six months ended June 30, 2020, respectively, representing increases of 3.30% and 3.63%. The $149 thousand increase for the three months ended June 30, 2021 is primarily due to an increase of $127 thousand in grounds and landscaping expenses. The $332 thousand increase for the six months ended June 30, 2021 is primarily due to an increase of $230 thousand in grounds and landscaping expenses and an increase of $102 thousand in insurance and real estate taxes.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and six months ended June 30, 2021 and 2020.

Property Net Operating Income

Total property net operating income was $10.82 million and $20.65 million for the three and six months ended June 30, 2021, respectively, compared to $10.38 million and $21.20 million for the three and six months ended June 30, 2020, respectively, representing an increase of 4.30% and a decrease 2.60%, respectively, primarily attributable to same stores.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2021	2020	2021	2020	2021	2020	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(3,057)	$323	$(10)	$(55)	$(3,067)	$268	$(3,335)	(1,244.40)%
Depreciation and amortization of real estate assets	3,639	4,418	—	28	3,639	4,446	(807)	(18.15)%
Impairment of assets held for sale	2,200	—	—	—	2,200	—	2,200	100.00%
FFO	$2,782	$4,741	$(10)	$(27)	$2,772	$4,714	$(1,942)	(41.20)%

	Six Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2021	2020	2021	2020	2021	2020	$	%

				(in thousands, unaudited)
Net Loss	$(6,603)	$(1,479)	$(498)	$(130)	$(7,101)	$(1,609)	$(5,492)	(341.33)%
Depreciation and amortization of real estate assets	7,355	9,185	—	60	7,355	9,245	(1,890)	(20.44)%
Impairment of assets held for sale	2,200	600	—	—	2,200	600	1,600	266.67%
(Gain) loss on disposal of properties	—	—	(176)	26	(176)	26	(202)	(776.92)%
FFO	$2,952	$8,306	$(674)	$(44)	$2,278	$8,262	$(5,984)	(72.43)%

During the three months ended June 30, 2021, same store FFO decreased $1.96 million primarily due to the following:

•$1.23 million net change in the fair value of warrants;

•$976 thousand increase in interest expense;
•$212 decrease in other non-property revenue primarily due to the May 2020 receipt of $196 thousand from a legal settlement; partially offset by
•$464 thousand increase in property net operating income.

During the six months ended June 30, 2021, same store FFO decreased $5.35 million primarily due to the following:

•$4.86 million increase in interest expense;
•$1.58 million net change in the fair value of warrants;
•$561 thousand decrease in property net operating income; partially offset by
•$1.02 million decrease in other expense for legal settlements and reimbursement of 2019 proxy costs;
•$552 thousand increase in other income for PPP Promissory Note forgiveness; and
•$296 thousand decrease in corporate general and administrative expenses.

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

Total AFFO for the three and six month periods ended June 30, 2021 and 2020 is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands, unaudited)
FFO	$2,772	$4,714	$2,278	$8,262
Preferred Stock dividends - undeclared	(3,251)	(3,657)	(6,592)	(7,314)
Preferred stock accretion adjustments	147	171	309	341
FFO available to common stockholders and common unitholders	(332)	1,228	(4,005)	1,289
Acquisition and development costs	—	—	—	1
Capital related costs	156	30	284	34
Other non-recurring and non-cash expense	11	49	156	1,073
Net changes in fair value of warrants	1,234	—	1,581	—
Straight-line rental revenue, net straight-line expense	(376)	(401)	(590)	(406)
Loan cost amortization	674	252	4,316	562
Above (below) market lease amortization	17	(100)	5	(373)
Recurring capital expenditures and tenant improvement reserves	(275)	(278)	(551)	(557)
AFFO	$1,109	$780	$1,196	$1,623

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other non-recurring expenses during the three and six months ended June 30, 2021 primarily include $0 and $687 thousand, respectively, loan prepayment penalty related to the Berkley Shopping Center sale, partially offset with other non-recurring income of $0 and $552 thousand, respectively in PPP Promissory Note forgiveness. Other non-recurring expenses during the three and six months ended June 30, 2020 include $0 and $585 thousand, respectively, in legal settlement costs and $0 and $439 thousand, respectively, for reimbursement of 2019 proxy solicitation expenses incurred in connection with the Company's 2019 annual meeting of stockholders and $49 thousand for severance.

Loan cost amortization for the three and six months ended June 30, 2021, increased $422 thousand and $3.75 million, respectively, primarily related to the write-off of loan costs associated with Powerscourt Financing Agreement as a result of the payoff and the addition of the Wilmington Financing Agreement.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At June 30, 2021, our consolidated cash, cash equivalents and restricted cash totaled $44.15 million compared to consolidated cash, cash equivalents and restricted cash of $42.77 million at December 31, 2020. Cash flows from operating activities, investing activities and financing activities for the six month periods ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,		Period Over Period Change
	2021	2020	$	%
		(in thousands, unaudited)
Operating activities	$9,536	$7,494	$2,042	27.25%
Investing activities	$2,621	$1,121	$1,500	133.81%
Financing activities	$(10,773)	$(7,269)	$(3,504)	(48.20)%

Operating Activities

During the six months ended June 30, 2021, our cash flows from operating activities were $9.54 million, compared to cash flows from operating activities of $7.49 million during the six months ended June 30, 2020, representing an increase of 27.25% or $2.04 million. This increase is primarily a result of the timing of receivables and accounts payable, accrued expenses and other liabilities, the decreases in corporate general and administrative expense and non-operating other expenses, partially offset by the increase in interest expense and a decrease in property NOI of $552 thousand.

Investing Activities

During the six months ended June 30, 2021, our cash flows from investing activities were $2.62 million compared to cash flows from investing activities of $1.12 million during the six months ended June 30, 2020, representing an increase of 133.81% or $1.50 million primarily due to the 2021 sale of Berkley Shopping Center compared to the 2020 sale of St. Matthews partially offset by an increase in capital expenditures paid of $772 thousand.

Financing Activities

During the six months ended June 30, 2021, our cash flows used in financing activities were $10.77 million, compared to $7.27 million of cash flows used in financing activities during the six months ended June 30, 2020, representing a decrease of 48.20% or $3.50 million due to the following:
•$22.33 million increase in loan principal payments primarily as a result of the 2021 Powerscourt Financing Agreement payoff, the Tuckernuck and JANAF Bravo refinances and Berkley Shopping Center sale, partially offset by the 2020 Shoppes at Myrtle Park and Folly Road refinances and the St. Matthews sale;
•$8.34 million increase in preferred stock redemption;
•$4.40 million increase in deferred financing costs primarily related to the Wilmington Financing Agreement;
•$687 thousand prepayment penalty related to the Berkley/Sangaree/Tri-County loan payoff; partially offset by
•$32.80 million increase in loan proceeds due to the 2021 Wilmington Financing Agreement and Tuckernuck and JANAF Bravo refinances, offset by the 2020 Shoppes at Myrtle Park and Folly Road refinances.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of June 30, 2021 and December 31, 2020, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
	(unaudited)
Fixed-rate notes (1)	$333,788	$330,340
Adjustable-rate mortgages (1)	23,103	23,576
Total debt	$356,891	$353,916
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 5.15% and 3.65 years, respectively, at June 30, 2021. We have $31.92 million of debt maturing, including scheduled principal repayments, during the twelve months ending June 30, 2022. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2021 are $31.92 million in debt maturities and principal payments due in the twelve months ended June 30, 2022 as described in Note 5 on this Form 10-Q. Included in the $31.92 million are 4 loans collateralized by 5 properties within our portfolio. On July 21, 2021, the Company paid in full the $3.36 million Columbia Fire Station Loan. The Company plans to pay the remaining obligations through a combination of refinances, dispositions and operating cash.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company had:
•$10.85 million in cash and cash equivalents at June 30, 2021;
•$33.30 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and funds held for redemption of Series D Preferred at June 30, 2021; and
•intends to use cash generated from operations during the twelve months ended June 30, 2022.

In addition, our Board of Directors suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. The Board of Directors plans to revisit the dividend payment policy with respect to the Series A Preferred, Series B Preferred and Series D Preferred on an ongoing basis. The Board of Directors believes that the dividend suspension will provide the Company approximately $3.11 million of additional funds per quarter to help meet its ongoing liquidity needs.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets, refinancing properties and operating cash.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.15 million, the principal amount of the bonds, as of June 30, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. During the three and six months ended June 30, 2020, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of June 30, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of June 30, 2021, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 9 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2020 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the six months ended June 30, 2021. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2021 (the end of the period covered by this Form 10-Q).

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

3.1	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

3.2	Articles of Supplementary of the Registrant dated July 6, 2021 (Filed as an exhibit to Form 8-K, filed on July 8, 2021).

10.1	Wilmington Financing Agreement, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.2	Form of Common Stock Purchase Warrant, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.3	Registration Rights Agreement dated March 12, 2021, (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.4
Backstop Commitment Letter, dated July 8, 2021, by and between Wheeler Real Estate Investment Trust, Inc. and Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - F LLC, and Purpose Alternative Credit Fund - T LLC, AY2 Capital LLC (Filed as an exhibit to Form S-11/A, filed on July 8, 2021).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	August 5, 2021