Form 10-Q
period 2021-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2021-11-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WHLR	Nasdaq Capital Market
Series B Convertible Preferred Stock	WHLRP	Nasdaq Capital Market
Series D Cumulative Convertible Preferred Stock	WHLRD	Nasdaq Capital Market
7.00% Senior Subordinated Convertible Notes due 2031	WHLRL	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 8, 2021, there were 9,733,787 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS:
Investment properties, net	$387,567	$392,664
Cash and cash equivalents	36,234	7,660
Restricted cash	35,666	35,108
Rents and other tenant receivables, net	8,348	9,153
Assets held for sale	6,022	13,072
Above market lease intangibles, net	2,679	3,547
Operating lease right-of-use assets	12,528	12,745
Deferred costs and other assets, net	13,434	15,430
Total Assets	$502,478	$489,379
LIABILITIES:
Loans payable, net	$362,144	$334,266
Liabilities associated with assets held for sale	963	13,124
Below market lease intangibles, net	3,667	4,554
Derivative liabilities	7,702	594
Operating lease liabilities	13,081	13,200
Accounts payable, accrued expenses and other liabilities	14,862	11,229
Total Liabilities	402,419	376,967
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 and 4,000,000 shares authorized, respectively, 3,038,683 and 3,529,293 shares issued and outstanding, respectively; $100.09 million and $109.13 million aggregate liquidation value, respectively)	88,772	95,563

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,872,448 and 1,875,748 shares issued and outstanding, respectively; $46.81 million and $46.90 million aggregate liquidation preference, respectively)	41,167	41,174
Common Stock ($0.01 par value, 18,750,000 shares authorized, 9,713,787 and 9,703,874 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,199	234,061
Accumulated deficit	(266,566)	(260,867)
Total Stockholders’ Equity	9,350	14,918
Noncontrolling interests	1,937	1,931
Total Equity	11,287	16,849
Total Liabilities and Equity	$502,478	$489,379
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE:
Rental revenues	$15,000	$14,756	$44,946	$44,920
Other revenues	508	208	780	787
Total Revenue	15,508	14,964	45,726	45,707
OPERATING EXPENSES:
Property operations	5,029	4,820	14,573	14,116
Depreciation and amortization	3,678	4,215	11,033	13,460
Impairment of assets held for sale	—	—	2,200	600
Corporate general & administrative	1,756	1,080	4,945	4,567
Total Operating Expenses	10,463	10,115	32,751	32,743
Gain (loss) on disposal of properties	1,967	—	2,143	(26)
Operating Income	7,012	4,849	15,118	12,938
Interest income	9	—	9	1
Interest expense	(5,637)	(4,114)	(19,813)	(12,787)
Net changes in fair value of derivative liabilities	1,884	—	303	—
Other income	—	—	552	—
Other expense	(185)	(15)	(185)	(1,039)
Net Income (Loss) Before Income Taxes	3,083	720	(4,016)	(887)
Income tax expense	—	—	(2)	(2)
Net Income (Loss)	3,083	720	(4,018)	(889)
Less: Net income attributable to noncontrolling interests	57	13	72	18
Net Income (Loss) Attributable to Wheeler REIT	3,026	707	(4,090)	(907)
Preferred Stock dividends - undeclared	(3,260)	(3,608)	(9,852)	(10,922)
Deemed contribution related to preferred stock redemption	—	726	5,040	726
Net Loss Attributable to Wheeler REIT Common Stockholders	$(234)	$(2,175)	$(8,902)	$(11,103)

Loss per share:
Basic and Diluted	$(0.02)	$(0.22)	$(0.92)	$(1.14)

Weighted-average number of shares:
Basic and Diluted	9,713,125	9,699,461	9,708,588	9,696,554

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data) (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net (Loss) Income	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	453	1,875,748	41,196	9,706,738	97	234,086	(262,800)	13,032	221,565	1,921	14,953
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	3,676	—	18	—	18	(3,676)	(18)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	15	—	15	—	(15)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,189)	(2,189)	—	—	(2,189)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	651	651	—	—	651
Net Loss	—	—	—	—	—	—	—	(3,067)	(3,067)	—	—	(3,067)
Balance, June 30, 2021 (Unaudited)	562	453	1,875,748	41,218	9,710,414	$97	234,119	(267,405)	8,482	217,889	$1,888	10,370
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of operating partnership units to Common Stock	—	—	—	—	801	—	3	—	3	(801)	(3)	—
Conversion of Series B Preferred Stock to Common Stock	—	—	(3,300)	(72)	2,572	—	72	—	—	—	—	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	5	—	5	—	(5)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,187)	(2,187)	—	—	(2,187)
Net Income	—	—	—	—	—	—	—	3,026	3,026	—	57	3,083
Balance, September 30, 2021 (Unaudited)	562	$453	1,872,448	$41,167	9,713,787	$97	$234,199	$(266,566)	$9,350	217,088	$1,937	$11,287

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Loss	—	—	—	—	—	—	—	(1,868)	(1,868)	—	(9)	(1,877)
Balance, March 31, 2020 (Unaudited)	562	453	1,875,748	41,109	9,694,284	97	233,870	(256,037)	19,492	234,019	2,071	21,563
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnerships units to Common Stock	—	—	—	—	1,615	—	2	—	2	(1,615)	(2)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	12	—	12	—	(12)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,589)	(2,589)	—	—	(2,589)
Net Income	—	—	—	—	—	—	—	254	254	—	14	268
Balance, June 30, 2020 (Unaudited)	562	453	1,875,748	41,131	9,695,899	97	233,884	(258,372)	17,193	232,404	2,071	19,264
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of operating partnerships units to Common Stock	—	—	—	—	3,562	—	6	—	6	(3,562)	(6)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	26	—	26	—	(26)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,540)	(2,540)	—	—	(2,540)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	726	726	—	—	726
Net Income	—	—	—	—	—	—	—	707	707	—	13	720
Balance, September 30, 2020 (Unaudited)	562	$453	1,875,748	$41,152	9,699,461	$97	$233,916	$(259,479)	$16,139	228,842	$2,052	$18,191

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,018)	$(889)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	8,193	8,589
Amortization	2,840	4,871
Loan cost amortization	5,200	796
Changes in fair value of derivative liabilities	(303)	—
Above (below) market lease amortization, net	28	(443)
Straight-line expense	26	138
(Gain) loss on disposal of properties	(2,143)	26
Credit losses on operating lease receivables	168	1,042
Impairment of assets held for sale	2,200	600
Net changes in assets and liabilities:
Rents and other tenant receivables, net	1,829	(1,738)
Unbilled rent	(1,061)	(758)
Deferred costs and other assets, net	(904)	(903)
Accounts payable, accrued expenses and other liabilities	2,458	2,646
Net cash provided by operating activities	14,513	13,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,791)	(1,649)
Cash received from disposal of properties	7,610	1,665
Net cash provided by investing activities	3,819	16
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(6,026)	(340)
Loan proceeds	94,650	13,350
Loan principal payments	(68,801)	(23,843)
Paycheck Protection Program proceeds	—	552
Preferred stock redemption	(8,336)	(1,106)
Loan prepayment penalty	(687)	—
Net cash provided by (used in) financing activities	10,800	(11,387)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	29,132	2,606
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	42,768	21,591
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$71,900	$24,197
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$552	$—
Initial fair value of warrants	$2,018	$—
Initial fair value of derivative liability at issuance of convertible notes	$5,393	$—
Conversion of common units to common stock	$30	$8
Conversion of Series B Preferred Stock to common stock	$72	$—
Accretion of Preferred Stock discounts	$454	$509
Deemed contribution related to Preferred Stock discount	$5,040	$726
Other Cash Transactions:
Cash paid for interest	$14,305	$11,885

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$36,234	$6,957
Restricted cash	35,666	17,240
Cash, cash equivalents, and restricted cash	$71,900	$24,197
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the "Trust", the "REIT", or "Company") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. As of September 30, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. At September 30, 2021, the Company owned 98.57% of the Operating Partnership.

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

2. Summary of Significant Accounting Policies

Tenant Receivables and Unbilled Rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2021 and December 31, 2020, the Company’s allowance for uncollectible tenant receivables totaled $597 thousand and $994 thousand, respectively.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants and convertible notes, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statement of operations. The assumptions used in these fair value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2021 and December 31, 2020, there were $5.62 million and $4.48 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service for the three and nine months ended September 30, 2021 and 2020 (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Minimum rent	$11,487	$11,515	$34,149	$35,179
Tenant reimbursements - variable lease revenue	3,178	3,274	9,604	9,703
Percentage rent - variable lease revenue	177	85	463	242
Straight-line rents	290	339	898	838
Lease termination fees	10	100	139	174
Other	498	108	641	613
Total	15,640	15,421	45,894	46,749
Credit losses on operating lease receivables	(132)	(457)	(168)	(1,042)
Total	$15,508	$14,964	$45,726	$45,707

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
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
A detail for the "corporate general & administrative" line item from the condensed consolidated statements of operations is presented below (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Professional fees	$717	$241	$2,133	$2,186
Corporate administration	542	309	1,314	934
Compensation and benefits	325	321	900	1,103
Advertising costs for leasing activities	36	32	77	84
Other corporate general & administrative	136	177	521	260
Total	$1,756	$1,080	$4,945	$4,567

Other Expense

Other expense represents costs which are non-operating in nature. Other expenses were $185 thousand for the three and nine months ended September 30, 2021, and consist of legal settlement costs. Other expenses were $15 thousand and $1.04 million for the three and nine months ended September 30, 2020, respectively, and consist of legal settlement costs and reimbursement of 2019 proxy costs.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entities Own Equity (Subtopic 815-40).” This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The guidance is effective for fiscal years beginning after December 15, 2021. We adopted this guidance effective January 1, 2021 under the modified retrospective adoption approach. There was no effect to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.

Recent Accounting Pronouncements

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

3. Real Estate

Investment properties consist of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Land and land improvements	$96,877	$97,117
Buildings and improvements	357,482	354,738
Investment properties at cost	454,359	451,855
Less accumulated depreciation	(66,792)	(59,191)
Investment properties, net	$387,567	$392,664

The Company’s depreciation expense on investment properties was $2.80 million and $8.19 million for the three and nine months ended September 30, 2021, respectively. The Company’s depreciation expense on investment properties was $2.79 million and $8.59 million for the three and nine months ended September 30, 2020, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered properties’ transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At September 30, 2021, assets held for sale included Columbia Fire Station and Surrey Plaza, as the Company has committed to a plan to sell each property. At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center, a .75 acre land parcel at Berkley (the "Berkley Land Parcel") and two outparcels at Rivergate Shopping Center.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense was $0 and $2.20 million for the three and nine months ended September 30, 2021, respectively, and $0 and $600 thousand for the three and nine months ended September 30, 2020, respectively, resulting from reducing the carrying value of Columbia Fire Station.

As of September 30, 2021 and December 31, 2020, assets held for sale and associated liabilities consisted of the following (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	September 30, 2021	December 31, 2020
	(unaudited)
Investment properties, net	$5,837	$12,593
Rents and other tenant receivables, net	35	132
Above market leases, net	—	153
Deferred costs and other assets, net	150	194
Total assets held for sale	$6,022	$13,072

	September 30, 2021	December 31, 2020
	(unaudited)
Loans payable	$854	$12,838
Below market leases, net	—	25
Accounts payable, accrued expenses and other liabilities	109	261
Total liabilities associated with assets held for sale	$963	$13,124

The following properties were sold during the nine months ended September 30, 2021 and 2020:

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
August 31, 2021	Rivergate Shopping Center Out Parcel	$3,700	$1,915	$3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres)	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	4,150	176	3,937
January 21, 2020	St. Matthews	1,775	(26)	1,665

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Leases in place, net	$8,143	$10,233
Ground lease sandwich interest, net	1,735	1,941
Lease origination costs, net	1,454	1,334
Tenant relationships, net	953	1,308
Legal and marketing costs, net	16	22
Other	1,133	592
Total deferred costs and other assets, net	$13,434	$15,430
As of September 30, 2021 and December 31, 2020, the Company’s intangible accumulated amortization totaled $61.93 million and $60.33 million, respectively. During the three and nine months ended September 30, 2021, the Company’s intangible amortization expense totaled $874 thousand and $2.84 million, respectively. During the three and nine months ended September 30, 2020, the Company’s intangible amortization expense totaled $1.43 million and $4.87 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Deferred Costs (continued)

	Leases In Place, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining three months ending December 31, 2021	$615	$68	$64	$101	$2	$850
December 31, 2022	2,094	274	222	349	6	2,945
December 31, 2023	1,615	274	203	222	5	2,319
December 31, 2024	1,113	274	185	126	3	1,701
December 31, 2025	794	274	150	62	—	1,280
December 31, 2026	422	274	128	11	—	835
Thereafter	1,490	297	502	82	—	2,371
	$8,143	$1,735	$1,454	$953	$16	$12,301

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2021	December 31, 2020
Litchfield Market Village	$46,057	5.50%	November 2022	$7,348	$7,418
Twin City Commons	$17,827	4.86%	January 2023	2,862	2,915
Walnut Hill Plaza	$26,850	5.50%	March 2023	3,181	3,287
New Market	$48,747	5.65%	June 2023	6,347	6,508
Benefit Street Note (3)	$53,185	5.71%	June 2023	6,974	7,145
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,508	5,567
JANAF	$333,159	4.49%	July 2023	47,527	48,875
First National Bank (7) (8)	$24,656	LIBOR + 350 basis points	August 2023	854	1,045
Lumber River (8)	$10,723	LIBOR + 350 basis points	September 2023	1,314	1,367
Tampa Festival	$50,797	5.56%	September 2023	7,796	7,920
Forrest Gallery	$50,973	5.40%	September 2023	8,103	8,226
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,311	11,473
JANAF Bravo	$35,076	5.00%	May 2024	5,966	6,263
Cypress Shopping Center	$34,360	4.70%	July 2024	6,062	6,163
Port Crossing	$34,788	4.84%	August 2024	5,812	5,909
Freeway Junction	$41,798	4.60%	September 2024	7,470	7,582
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,286	3,343
Bryan Station	$23,489	4.52%	November 2024	4,248	4,312
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,897	8,001
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,791	5,892
Folly Road	$41,482	4.65%	March 2025	7,104	7,223
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,501	4,553
JANAF BJ's	$29,964	4.95%	January 2026	4,756	4,844
Tuckernuck	$32,202	5.00%	March 2026	5,085	5,193
Wilmington Financing Agreement (6)	Interest only	8.00%	March 2026	35,000	—
Chesapeake Square	$23,857	4.70%	August 2026	4,215	4,279
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	6,176	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,310	8,404
Village of Martinsville	$89,664	4.28%	July 2029	15,688	15,979
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate	$100,222	4.25%	September 2031	18,500	21,164
Convertible Notes	Interest only	7.00%	December 2031	30,000	—
Columbia Fire Station	Interest only	14.00%	July 2021	—	3,893
Powerscourt Financing Agreement	Interest only	13.50%	March 2023	—	25,000
Total Principal Balance (1)				379,765	353,916
Unamortized debt issuance cost (1) (9)				(16,767)	(6,812)
Total Loans Payable, including assets held for sale				362,998	347,104
Less loans payable on assets held for sale, net loan amortization costs				854	12,838
Total Loans Payable, net				$362,144	$334,266
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
(9) Includes $6.30 million of unamortized debt issuance costs related to the Convertible Notes at issuance, of which $5.39 million relates to the embedded derivative, see Note 6.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Rights Offering and Convertible Notes

On August 13, 2021, the Company's rights offering (the “Rights Offering”) for the purchase of up to $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”) expired. Pursuant to the Rights Offering, the Company distributed to holders of its common stock, as of 5:00 p.m. New York City time on June 1, 2021 (the “Record Date”), non-transferable subscription rights to purchase Convertible Notes. Each holder of the Company’s common stock as of the Record Date received one right for each eight shares of the Company’s common stock owned, and each right entitled a holder to purchase $25.00 principal amount of Convertible Notes. The Rights Offering was made pursuant to an effective registration statement filed with the U.S. Securities and Exchange Commission. The aggregate principal amount of Convertible Notes issued in the Rights Offering was $30.00 million. The Rights Offering was backstopped by Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purposes Alternative Credit Fund – T LLC, and AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) in the amount of $2.19 million in aggregate principal.

On August 13, 2021, the Company, as Issuer, and Wilmington Savings Fund Society, FSB., as Trustee, entered into an Indenture governing the terms of the Convertible Notes (the “Indenture”).

The Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes will be payable semi-annually in arrears on June 30 and December 31 of each year, commencing on December 31, 2021.

The Convertible Notes are subordinate and junior in right of payment to the Company’s obligations to the holders of senior indebtedness, and that in the case of any insolvency, receivership, conservatorship, reorganization, readjustment of debt, marshalling of assets and liabilities or similar proceedings or any liquidation or winding-up of or relating to the Company as a whole, whether voluntary or involuntary, all obligations to holders of senior indebtedness shall be entitled to be paid in full before any payment shall be made on account of the principal or interest on the Convertible Notes.

Interest on the Convertible Notes will be payable, at the Company’s election: (a) in cash; (b) in shares of Series B Preferred Stock; (c) in shares of Series D Cumulative Convertible Preferred Stock; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of Series B Preferred Stock and Series D Cumulative Convertible Preferred Stock paid as interest on the Convertible Notes, each share of Series B Preferred Stock and Series D Cumulative Convertible Preferred Stock shall be deemed to have a value equal to the product of (x) the average of the VWAPs (as defined in the Indenture) for the Series B Preferred Stock or the Series D Preferred Stock, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55.

After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company’s option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the “Redemption Price”). The Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

During the three and nine months ended September 30, 2021, the interest expense related to the Convertible Notes totaled $286 thousand.

Powerscourt Financing Agreement

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

Wilmington Financing Agreement

On March 12, 2021, the Company entered into a financing agreement (the "Wilmington Financing Agreement") as borrower, certain subsidiaries of the Company from time to time party thereto, as guarantors (together with the Company, the “Loan Parties”), the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Wilmington Financing Agreement provides for a term loan in the aggregate principal amount of $35.00 million. The proceeds of the Wilmington Financing Agreement are intended for the following: (i) to payoff the Company’s indebtedness on the Powerscourt Financing Agreement, (ii) to fund the redemption of certain shares of the Company’s 8.75% Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Wilmington Financing Agreement. The Wilmington Financing Agreement is at a rate of 8.00% and matures in March 2026 with quarterly interest only payments beginning on April 15, 2021. Any payment or repayment of principal will be made with a premium equal to 5% of the amount repaid or prepaid.

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

Columbia Fire Station Forbearance Agreement and Payoff

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

On July 21, 2021, the principal balance on the Columbia Fire Station Loan was paid in full.

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

Rivergate Extension

On May 28, 2021, the Company entered into an agreement with Synovus Bank to extend the maturity date from April 21, 2021 to October 20, 2021 with monthly principal payments of $60 thousand plus accrued and unpaid interest. The Rivergate Loan will bear interest at the Synovus Bank's prime rate less 0.25% with a floor of 3.00%. On August 31, 2021 a $3.54 million principal payment was made in conjunction with the outparcel sale.

On September 30, 2021, the Company refinanced the Rivergate Loan for $18.50 million at a rate of 4.25%. The loan matures on September 30, 2031 with monthly principal and interest payments of $100 thousand through September 2026 at which time monthly principal and interest payments begin based on a 20-year amortization and an interest rate change to 5 year U.S. Treasury Rate plus 2.70% with a floor of 4.25%.

First National Bank Extension

On September 22, 2021, the Company entered into the Fourth Amendment to extend the $875 thousand First National Bank Loan to August 15, 2023 with monthly principal and interest payments of $25 thousand. The First National Bank Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

Lumber River Extension

On September 22, 2021, the Company entered into the Fifth Amendment to extend the $1.31 million Lumber River Loan to September 10, 2023 with monthly principal and interest payments of $11 thousand. The Lumber River Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of September 30, 2021, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2021	$1,503
December 31, 2022	13,567
December 31, 2023	89,288
December 31, 2024	50,490
December 31, 2025	92,016
December 31, 2026	58,531
Thereafter	74,370
Total principal repayments and debt maturities	$379,765

6. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Derivative Liabilities (continued)
Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contain terms and features that give rise to derivative liability classification. The Company presents the Warrant Agreements' fair value as a liability included on the condensed consolidated balance sheets, under "derivative liabilities". In determining the initial fair value of the Wilmington Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of each of the three tranches within the Wilmington Warrant Agreement as described in Note 5 on this Form 10-Q, Common Stock price $3.75, contractual term to maturity 5.0 years, expected Common Stock volatility 54.72% and risk-free interest rate 0.91%.

In measuring the warrant liability at September 30, 2021, the Company used the following inputs in its Monte Carlo Model:

Range of exercise prices	$3.120 - $6.875
Common Stock price	$2.94
Weighted average contractual term to maturity (years)	3.74
Range of expected market volatility %	67.80% - 78.00%
Range of risk-free interest rate	0.36% - 0.89%

The following table sets forth a summary of the changes in fair value of the Company's warrant liabilities (in thousands):

September 30, 2021
(unaudited)
Balance December 31, 2020	$594
Issuance of Wilmington Warrant	2,018
Changes in fair value	347
Balance March 31, 2021	2,959
Changes in fair value	1,234
Balance June 30, 2021	4,193
Changes in fair value	(1,884)
Balance September 30, 2021	$2,309

Fair Value of Conversion Features Related to Convertible Notes

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a multinomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-free rate and term. The multinomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. In determining the initial fair value of the convertible notes, the Company used the following inputs in its multinomial lattice model; initial conversion price within the Convertible Notes was $6.25, Common Stock price of $2.94, dividend rate of 0%, expected Common Stock volatility 50.00%, risk-free interest rate 1.53% and contractual term to maturity was 10.3 years. The embedded derivative liabilities were assigned a value of $5.39 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for the remaining three months ending December 31, 2021 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of September 30, 2021 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2021	$11,595
December 31, 2022	45,550
December 31, 2023	40,637
December 31, 2024	33,000
December 31, 2025	26,175
December 31, 2026	17,833
Thereafter	41,501
Total minimum rents	$216,291

8. Equity and Mezzanine Equity

Series A Preferred Stock

At September 30, 2021 and December 31, 2020, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding, 4,500 shares authorized and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Series A Preferred accrues cumulative dividends at a rate of 9% per annum, which is paid or accumulated quarterly. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred plus any accrued but unpaid dividends.

Series B Preferred Stock

At September 30, 2021 and December 31, 2020, the Company had 1,872,448 and 1,875,748 shares, issued and outstanding, respectively and 5,000,000 authorized shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) with a $25.00 liquidation preference per share, or $46.81 million and $46.90 million in aggregate, respectively. The Series B Preferred bears interest at a rate of 9% per annum. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share, plus an amount equal to all accumulated, accrued and unpaid dividends to and including the date of payment. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock and Tender Offer

At September 30, 2021 and December 31, 2020, the Company had 3,038,683 and 3,529,293 issued, respectively, and 6,000,000 and 4,000,000 authorized shares, respectively, of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, and a liquidation value of $100.09 million and $109.13 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)
2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert such shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

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

The changes in the carrying value of the Series D Preferred for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Series D Preferred
(unaudited)
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	87,321
Accretion of Preferred Stock discount	125
Undeclared dividends	2,042
Redemption of Preferred Stock	(2,882)
Balance June 30, 2021	86,606
Accretion of Preferred Stock discount	124
Undeclared dividends	2,042
Balance September 30, 2021	$88,772

Series D Preferred
(unaudited)
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	148
Undeclared dividends	2,419
Balance March 31, 2020	89,792
Accretion of Preferred Stock discount	149
Undeclared dividends	2,419
Balance June 30, 2020	92,360
Accretion of Preferred Stock discount	147
Undeclared dividends	2,372
Redemption of Preferred Stock	(1,833)
Balance September 30, 2020	$93,046

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

As of September 30, 2021, the below shares are able to be converted to Common Stock. The common units, Series B Preferred, Series D Preferred, warrants and Convertible Notes have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

	September 30, 2021
	Outstanding shares	Potential Dilutive Shares
	(unaudited)
Common units	217,088	217,088
Series B Preferred Stock	1,872,448	1,486,255
Series D Preferred Stock	3,038,683	5,901,334
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	17,608,194

Dividends

The following table summarizes the preferred stock dividends (unaudited, in thousands except for per share amounts):

	Series A Preferred		Series B Preferred		Series D Preferred
Record Date/Arrears Date	Arrears	Per Share	Arrears	Per Share	Arrears	Per Share
For the three months ended September 30, 2021	$12	22.50	$1,053	0.56	$2,042	0.67
For the nine months ended September 30, 2021	$38	67.50	$3,163	1.69	$6,195	2.01

For the three months ended September 30, 2020	$13	22.50	$1,056	0.56	$2,372	0.67
For the nine months ended September 30, 2020	$39	67.50	$3,166	1.69	$7,210	2.01

There were no dividends declared to holders of Common Stock during the three and nine months ended September 30, 2021 and 2020.

The total cumulative dividends in arrears for Series A Preferred (per share $270.00), Series B Preferred (per share $6.75) and Series D Preferred (per share $7.94) as of September 30, 2021 is $36.91 million.

Cancellation of Stock Appreciation Rights Agreement

Effective July 5, 2021, Daniel Khoshaba resigned as the President and Chief Executive Officer of the Company and as a member of the Board of Directors and as a member of the Executive Committee of our Board of Directors. Upon Mr. Khoshaba’s cessation of employment with the Company, all of his rights under that certain Stock Appreciation Rights Agreement, dated August 4, 2020, by and between Mr. Khoshaba and the Company (the “SAR Agreement”), were forfeited for no consideration.

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2021 and 2020, the weighted average remaining lease term of our leases is 31 and 34 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments and include escalation clauses and renewal options as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Leases Commitments (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Expiration Year
Amscot	$7	$6	$19	$19	2045
Beaver Ruin Village	14	14	41	41	2054
Beaver Ruin Village II	6	6	17	17	2056
Moncks Corner	30	30	91	91	2040
Devine Street (1)	99	99	297	297	2051
JANAF (2)	70	71	208	214	2069
Riversedge office space Virginia Beach, VA	42	—	127	—	2030
Total rent expense	$268	$226	$800	$679
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $33 thousand and $96 thousand in variable percentage rent, during the three and nine months ended September 30, 2021, respectively. Includes $34 thousand and $103 thousand in variable percentage rent, during the three and nine months ended September 30, 2020, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$225	$146	$676	$437

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of September 30, 2021 and a reconciliation of those cash flows to the operating lease liabilities at September 30, 2021 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2021	$226
December 31, 2022	905
December 31, 2023	907
December 31, 2024	909
December 31, 2025	913
December 31, 2026	943
Thereafter	22,843
Total minimum lease payments (1)	27,646
Discount	(14,565)
Operating lease liabilities	$13,081
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represent approximately 62%, 34% and 4% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”), in the United States District Court for the District of Maryland. The complaint alleges that the Company amended provisions of its Articles Supplementary in 2018 governing the issuance of the Company’s Series D Preferred Stock in violation of Maryland corporate law and without obtaining the consent

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred Stock. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred Stock. The complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which has not yet been ruled on. At this early juncture, the outcome of the litigation is uncertain.

Jon Wheeler v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO, Jon Wheeler, alleged that his employment was improperly terminated and that he was owed severance and bonus payments pursuant to his Employment Agreement. In 2020, The Court found in favor of Jon Wheeler on his claim that his employment was terminated without cause. The Court denied Mr. Wheeler’s claims for a bonus and that his termination of employment was wrongful as a violation of public policy. The Court awarded the Company $5 thousand on its counterclaim. At a hearing on September 4, 2020 on Jon Wheeler’s motion for the award of attorneys’ fees, costs, and pre-judgment interest, the Court awarded Mr. Wheeler the requested costs, but awarded no attorneys’ fees and no pre-judgment interest. In total, Mr. Wheeler was awarded $520 thousand. In October 2020, the Company settled with Mr. Wheeler for $500 thousand. Mr. Wheeler preserved his right to appeal the Court’s denial of an award of attorneys’ fees of $375 thousand and pre-judgment interest of $63 thousand. Mr. Wheeler timely filed a Notice of Appeal, and he timely filed his Petition for Appeal on December 1, 2020. The Company timely filed its Brief in Opposition to the Petition for Appeal on December 22, 2020. On May 13, 2021, a three-justice writ panel of the Virginia Supreme Court allowed Mr. Wheeler's counsel the opportunity to present arguments as to why Mr. Wheeler’s petition should be granted and the appeal allowed to proceed before the full Virginia Supreme Court. On June 16, 2021, the Supreme Court granted Mr. Wheeler an appeal on his first assignment of error (i.e., the Circuit Court’s refusal to award Mr. Wheeler any attorneys’ fees) but denied the appeal as to Mr. Wheeler’s claim for prejudgment interest. The parties settled in the amount of $185 thousand on July 28, 2021.

Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. On October 25, 2021, Steamboat Capital Partners Master Fund, LP, a Cayman Islands exempted limited partnership and stockholder of the Company, and Steamboat Capital Partners II, LP, a Delaware limited partnership and stockholder of the Company, filed suit against the Company in the Circuit Court for Baltimore County, Maryland. The complaint alleges that the Company’s distribution of rights to the Company’s common stockholders, and notes pursuant to the rights, when accrued Series B Preferred Stock dividends and Series D Preferred Stock dividends have not been fully paid, breached the provisions of the Company’s governing documents and violated the rights of the holders of the Series B Preferred Stock and Series D Preferred Stock and, in the case of the notes distributed, Maryland law. The complaint seeks, as a result, to require the Company to pay all dividends accrued, as of the date of the distribution of rights, on the Series B Preferred Stock and Series D Preferred Stock, and to prohibit the Company from paying interest on the notes distributed to the Company’s common stockholders upon exercise of the rights until all accrued dividends on the Series B Preferred Stock and Series D Preferred Stock are paid. The complaint also seeks a declaration that the distribution of rights to the Company’s common stockholders, and notes pursuant to the rights, when accrued Series B Preferred Stock dividends and Series D Preferred Stock dividends had not been fully paid, breached the provisions of the Company’s governing documents and, in the case of the notes distributed, Maryland law. In addition, as a result of the common stockholders approving the amendments to the Company’s Articles Supplementary to remove the rights of the Series B Preferred Stock to cumulative dividends, the complaint seeks to enjoin such amendment from applying retroactively. At this juncture, the outcome of the matter cannot be predicted.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.15 million, the principal amount of the bonds, as of September 30, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. During the three and nine months ended September 30, 2020, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of September 30, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions

The following summarizes related party activity for the nine months ended September 30, 2021 and 2020. The amounts disclosed below reflect the activity between the Company and its affiliates (in thousands).

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
Amounts paid to affiliates	$392	$75

Reimbursement of Proxy Solicitation Expenses

The Company agreed to reimburse the Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), for expenses it incurred in connection with the 2019 Stilwell Solicitation. During the nine months ended September 30, 2021 and 2020, the Company reimbursed the Stilwell Group $369 thousand and $50 thousand, respectively, for these costs. As of September 30, 2021, the Company had reimbursed the Stilwell Group in full for expenses it incurred in connection with the 2019 Stilwell Solicitation.

12. Subsequent Events

Convertible Notes - Accordion Right

On October 12, 2021, the Backstop Parties and their assignee elected to exercise their “accordion right” in full and purchased from the Company $3.00 million in aggregate principal amount of the Company’s Convertible Notes.

Special Meeting of Common Stockholders

On November 3, 2021, common stockholders of the Company voted to amend the Company’s Articles Supplementary to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred.

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
•unfavorable changes in commercial market and economic conditions that could adversely affect occupancy levels and rental rates, including the result of COVID-19;
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

Company Overview

As of September 30, 2021, the Trust, through the Operating Partnership, owned and operated fifty-nine retail shopping centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
August 31, 2021	Rivergate Shopping Center Out Parcel - Macon, GA	$3,700	$1,915	$3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres) - Moyock, NC	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres) - Norfolk, VA	4,150	176	3,937

In conjunction with the Berkley Shopping Center disposition the Company made a $3.22 million principal payment on the Berkley/Sangaree/Tri-County loan and paid $687 thousand in defeasance.

Assets Held for Sale

At September 30, 2021, assets held for sale included Columbia Fire Station and Surrey Plaza, as the Company has committed to a plan to sell each property. Along with Columbia Fire Station, 2020 assets held for sale included Berkley Shopping Center, the Berkley Land Parcel and two outparcels at Rivergate Shopping Center.

Powerscourt Financing Agreement Payoff

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain.

Wilmington Financing Agreement

On March 12, 2021, the Company entered into a financing agreement (the "Wilmington Financing Agreement") as borrower, certain subsidiaries of the Company from time to time party thereto, as guarantors (together with the Company, the “Loan Parties”), the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Wilmington Financing Agreement provides for a term loan in the aggregate principal amount of $35.00 million. The proceeds of the Wilmington Financing Agreement are intended for the following: (i) to paydown the Company’s indebtedness on the Powerscourt Financing Agreement, (ii) to fund the redemption of certain shares of the Company’s 8.75% Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Wilmington Financing Agreement. The Wilmington Financing Agreement is at a rate of 8.00% and matures in March 2026 with quarterly interest only payments beginning on April 15, 2021. Any payment or repayment of principal will be made with a premium equal to 5% of the amount repaid or prepaid.

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

Registration Rights Agreements

In connection with the Powerscourt Financing Agreement and Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Powerscourt Warrant, dated as of December 22, 2020 (the “Powerscourt Registration Rights Agreement”) and Wilmington Warrants, dated as of March 12, 2021 (the “Wilmington Registration Rights Agreement”), respectively. Accordingly, the Company registered the resale of the common stock underlying the Powerscourt Warrant and Wilmington Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

Warrant Agreements

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements were valued at approximately $2.61 million upon issuance and the Company recorded a liability included on the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, the Company reported non-operating income of approximately $1.88 million and $303 thousand, respectively, due to changes in fair value of the warrant liability. See Note 6 included in this Form 10-Q for additional details.

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

Rights Offering and Convertible Notes

On August 13, 2021, the Company's rights offering (the “Rights Offering”) for the purchase of up to $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”) expired. Pursuant to the Rights Offering, the Company distributed to holders of its common stock, as of 5:00 p.m. New York City time on June 1, 2021 (the “Record Date”), non-transferable subscription rights to purchase Convertible Notes. Each holder of the Company’s common stock as of the Record Date received one right for each eight shares of the Company’s common stock owned, and each right entitled a holder to purchase $25.00 principal amount of Convertible Notes. The Rights Offering was made pursuant to an effective registration statement filed with the U.S. Securities and Exchange Commission. The aggregate principal amount of Convertible Notes issued in the Rights Offering was $30.00 million. The Rights Offering was backstopped by Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purposes Alternative Credit Fund – T LLC, and AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) in the amount of $2.19 million in aggregate principal.

On August 13, 2021, the Company, as Issuer, and Wilmington Savings Fund Society, FSB., as Trustee, entered into an Indenture governing the terms of the Convertible Notes (the “Indenture”).

The Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes will be payable semi-annually in arrears on June 30 and December 31 of each year, commencing on December 31, 2021.

The Convertible Notes are subordinate and junior in right of payment to the Company’s obligations to the holders of senior indebtedness, and that in the case of any insolvency, receivership, conservatorship, reorganization, readjustment of debt, marshalling of assets and liabilities or similar proceedings or any liquidation or winding-up of or relating to the Company as a whole, whether voluntary or involuntary, all obligations to holders of senior indebtedness shall be entitled to be paid in full before any payment shall be made on account of the principal or interest on the Convertible Notes.

Interest on the Convertible Notes will be payable, at the Company’s election: (a) in cash; (b) in shares of Series B Preferred Stock; (c) in shares of Series D Cumulative Convertible Preferred Stock; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of Series B Preferred Stock and Series D Cumulative Convertible Preferred Stock paid as interest on the Convertible Notes, each share of Series B Preferred Stock and Series D Cumulative Convertible Preferred Stock shall be deemed have a value equal to the product of (x) the average of the VWAPs (as defined in the Indenture) for the Series B Preferred Stock or the Series D Preferred Stock, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55.

After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company’s option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the “Redemption Price”). The Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a multinomial lattice model to calculate the fair value of the embedded derivatives. The embedded derivative liabilities were assigned a value of $5.39 million.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Renewals(1):
Leases renewed with rate increase (sq feet)	85,429	135,063	265,231	528,042
Leases renewed with rate decrease (sq feet)	11,920	53,398	66,343	89,133
Leases renewed with no rate change (sq feet)	28,140	182,039	88,493	246,245
Total leases renewed (sq feet)	125,489	370,500	420,067	863,420

Leases renewed with rate increase (count)	29	28	71	111
Leases renewed with rate decrease (count)	1	6	10	17
Leases renewed with no rate change (count)	6	20	21	38
Total leases renewed (count)	36	54	102	166

Option exercised (count)	8	8	16	17

Weighted average on rate increases (per sq foot)	$0.94	$1.29	$0.80	$1.11
Weighted average on rate decreases (per sq foot)	$(2.34)	$(0.72)	$(2.23)	$(1.14)
Weighted average rate on all renewals (per sq foot)	$0.42	$0.37	$0.15	$0.56

Weighted average change over prior rates	3.53%	3.98%	1.48%	5.68%

New Leases(1) (2):
New leases (sq feet)	91,163	93,253	317,622	202,655
New leases (count)	25	18	62	48
Weighted average rate (per sq foot)	$10.01	$8.58	$8.77	$9.89

Gross Leasable Area ("GLA") expiring during the next 3 months, including month-to-month leases	0.69%	3.69%	0.69%	3.69%

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2021	2020	2021	2020	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	59	60	59	60	(1)	(1.67)%	(1)	(1.67)%
Aggregate gross leasable area at period end (1)	5,500,233	5,563,629	5,500,233	5,563,629	(63,396)	(1.14)%	(63,396)	(1.14)%
Ending leased rate at period end (1)	92.2%	88.3%	92.2%	88.3%	3.9%	4.42%	3.9%	4.42%
FINANCIAL DATA:
Rental revenues	$15,000	$14,756	$44,946	$44,920	$244	1.65%	$26	0.06%
Other revenues	508	208	780	787	300	144.23%	(7)	(0.89)%
Total Revenue	15,508	14,964	45,726	45,707	544	3.64%	19	0.04%
OPERATING EXPENSES:
Property operations	5,029	4,820	14,573	14,116	209	4.34%	457	3.24%
Depreciation and amortization	3,678	4,215	11,033	13,460	(537)	(12.74)%	(2,427)	(18.03)%
Impairment of assets held for sale	—	—	2,200	600	—	100.00%	1,600	266.67%
Corporate general & administrative	1,756	1,080	4,945	4,567	676	62.59%	378	8.28%
Total Operating Expenses	10,463	10,115	32,751	32,743	348	3.44%	8	0.02%
Gain (loss) on disposal of properties	1,967	—	2,143	(26)	1,967	100.00%	2,169	8,342.31%
Operating Income	7,012	4,849	15,118	12,938	2,163	44.61%	2,180	16.85%
Interest income	9	—	9	1	9	100.00%	8	800.00%
Interest expense	(5,637)	(4,114)	(19,813)	(12,787)	(1,523)	(37.02)%	(7,026)	(54.95)%
Net changes in fair value of derivative liabilities	1,884	—	303	—	1,884	100.00%	303	100.00%
Other income	—	—	552	—	—	—%	552	100.00%
Other expense	(185)	(15)	(185)	(1,039)	(170)	(1,133.33)%	854	(82.19)%
Net Income (Loss) Before Income Taxes	3,083	720	(4,016)	(887)	2,363	328.19%	(3,129)	(352.76)%
Income tax (expense) benefit	—	—	(2)	(2)	—	—%	—	—%
Net Income (Loss)	3,083	720	(4,018)	(889)	2,363	328.19%	(3,129)	(351.97)%
Less: Net income attributable to noncontrolling interests	57	13	72	18	44	338.46%	54	300.00%
Net Income (Loss) Attributable to Wheeler REIT	$3,026	$707	$(4,090)	$(907)	$2,319	328.01%	$(3,183)	(350.94)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $15.51 million and $45.73 million for the three and nine months ended September 30, 2021, respectively, compared to $14.96 million and $45.71 million for the three and nine months ended September 30, 2020, respectively, representing an increase of 3.64% and 0.04%, respectively.

The increase in rental revenues of $244 thousand or 1.65% for the three months ended is a result of a $325 thousand decline in the provision for credit losses due to collections returning to pre-COVID levels, partially offset by a $81 thousand decrease in rental revenue due to tenant turnover and dispositions. The increase of $300 thousand in other revenues for the three months ended is a result of non-recurring revenue from the granting of an easement and nonrefundable transaction fees.

The increase in rental revenues of $26 thousand or 0.06% for the nine months ended is a result of a $874 thousand decline in the provision for credit losses due to collections returning to pre-COVID levels, partially offset by a $848 thousand decrease in rental revenue due to tenant turnover and dispositions.

Total Operating Expenses

Total operating expenses were $10.46 million and $32.75 million for the three and nine months ended September 30, 2021, respectively, compared to $10.12 million and $32.74 million for the three and nine months ended September 30, 2020, respectively, representing an increase of 3.44% and 0.02%, respectively. Depreciation and amortization decreased $537 thousand and $2.43 million during the three and nine months ended September 30, 2021, respectively, primarily as a result of lease intangibles becoming fully amortized and ceasing of depreciation and amortization as properties were classified as assets held for sale. Impairment of assets held for sale was $0 and $2.20 million during the three and nine months ended September 30, 2021, respectively, and impairment of assets held for sale was $0 and $600 thousand during the three and nine months ended September 30, 2020, respectively, all as a result of Columbia Fire Station. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Corporate general and administrative expenses were $1.76 million for the three months ended September 30, 2021, compared to $1.08 million for the three months ended September 30, 2020, representing an increase of 62.59% a result of the following:

•$476 thousand increase in professional fees primarily related to property and corporate legal fees along with costs associated with the Special Meeting of Common Stockholders; and
•$233 thousand increase in corporate administration primarily related to office rent expense for the Company's corporate headquarters that had a sale leaseback in December 2020.

Corporate general and administrative expenses were $4.95 million for the nine months ended September 30, 2021, compared to $4.57 million for the nine months ended September 30, 2020 representing an increase of 8.28% a result of the following:

•$380 thousand increase in corporate administration primarily related to office rent expense for the Company's corporate headquarters, credit card fees the Company has borne on cash receipts, increased Directors and Officers insurance costs;
•$261 thousand increase in other corporate general and administrative expenses primarily a result of increased travel expenses as COVID restrictions are loosened and capital and debt financing activities primarily related to fees associated with the Powerscourt Financing Agreement, Wilmington Financing Agreement and Convertible Notes; partially offset by
•$203 thousand decrease in compensation and benefits primarily driven by a reduction in personnel; and
•$53 thousand decrease in professional fees.

Gain on Disposal of Properties

The gain on disposal of properties increase of $1.97 million and $2.17 million for the three and nine months ended September 30, 2021, respectively, is a result of the 2021 sales of Rivergate Shopping Center Out Parcel, Berkley Shopping Center and Berkley Land Parcel, along with the Tulls Creek Land Parcel sale compared to the 2020 sale of St. Matthews.

Interest Expense

Interest expense was $5.64 million and $19.81 million for the three and nine months ended September 30, 2021, respectively, compared to $4.11 million and $12.79 million for the three and nine months ended September 30, 2020, respectively, representing increases of 37.02% and 54.95%, respectively, primarily attributable to the write-off of the debt issuance costs related to the Powerscourt Financing Agreement payoff combined with defeasance fee paid resulting from the sale of Berkley Shopping Center and interest on the Powerscourt Financing Agreement, Wilmington Financing Agreement and Convertible Notes.

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities increase of $1.88 million and $303 thousand for the three and nine months ended September 30, 2021, respectively, is a result of the Monte Carlo simulation related to the Warrant Agreements with the largest impact in the valuation attributed to the change in the Company’s stock price since the issuance of each warrant.

Other Income and Expense

Other incomes were $0 and $552 thousand for the three and nine months ended September 30, 2021, respectively, relating to PPP Promissory Note forgiveness.

Other expenses were $185 thousand for the three and nine months ended September 30, 2021, which consist of legal settlement costs. Other expenses were $15 thousand and $1.04 million for the three and nine months ended September 30, 2020, respectively, and includes $600 thousand in legal settlement costs and $439 thousand for proxy costs. These income and expenses are non-operating in nature.

Preferred Dividends

At September 30, 2021, the Company had accumulated undeclared dividends of $36.91 million to holders of shares of our Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock of which $3.11 million and $9.32 million are attributable to the three and nine months ended September 30, 2021, respectively.

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following properties:

•Continuing operations
◦St. Matthews (sold January 21, 2020);
◦JANAF Executive Building (24,980 square foot building, decommissioned as of March 31, 2020);
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021);
◦Tulls Creek Land Parcel (sold July 9, 2021); and
◦Rivergate Shopping Center Out Parcel (sold August 31, 2021).

	Three Months Ended September 30,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020

	(in thousands, unaudited)
Net Income (Loss)	$1,107	$745	$1,976	$(25)	$3,083	$720
Adjustments:
Other expense	185	15	—	—	185	15
Net changes in fair value of derivative liabilities	(1,884)	—	—	—	(1,884)	—
Interest expense	5,617	4,061	20	53	5,637	4,114
Interest income	(9)	—	—	—	(9)	—
Gain on disposal of properties	—	—	(1,967)	—	(1,967)	—
Corporate general & administrative	1,755	1,073	1	7	1,756	1,080
Depreciation and amortization	3,678	4,174	—	41	3,678	4,215
Other non-property revenue	(6)	(13)	—	—	(6)	(13)
Property Net Operating Income	$10,443	$10,055	$30	$76	$10,473	$10,131

Property revenues	$15,453	$14,796	$49	$155	$15,502	$14,951
Property expenses	5,010	4,741	19	79	5,029	4,820
Property Net Operating Income	$10,443	$10,055	$30	$76	$10,473	$10,131

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020

	(in thousands, unaudited)
Net (Loss) Income	$(5,556)	$(737)	$1,538	$(152)	$(4,018)	$(889)
Adjustments:
Income tax expense	2	2	—	—	2	2
Other expense	185	1,039	—	—	185	1,039
Other income	(552)	—	—	—	(552)	—
Net changes in fair value of derivative liabilities	(303)	—	—	—	(303)	—
Interest expense	19,027	12,576	786	211	19,813	12,787
Interest income	(9)	(1)	—	—	(9)	(1)
(Gain) loss on disposal of properties	—	—	(2,143)	26	(2,143)	26
Corporate general & administrative	4,937	4,551	8	16	4,945	4,567
Impairment of assets held for sale	2,200	600	—	—	2,200	600
Depreciation and amortization	11,033	13,334	—	126	11,033	13,460
Other non-property revenue	(28)	(256)	—	—	(28)	(256)
Property Net Operating Income	$30,936	$31,108	$189	$227	$31,125	$31,335

Property revenues	$45,405	$44,978	$293	$473	$45,698	$45,451
Property expenses	14,469	13,870	104	246	14,573	14,116
Property Net Operating Income	$30,936	$31,108	$189	$227	$31,125	$31,335

Property Revenues

Total same store property revenues increased to $15.45 million for the three months ended September 30, 2021, compared to $14.80 million for the three months ended September 30, 2020, representing an increase of 4.44% primarily due to:

•$318 thousand decrease in provision for credit losses a result of the Company's proactive tenant outreach during the pandemic and collection initiatives, which included accepting credit card payments;

•$308 thousand increase in other income is a result of non-recurring revenue from the granting of an easement and nonrefundable transaction fees;
•$120 thousand increase in rental revenue due to tenant turnover; partially offset by
•$89 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized.

Total same store property revenues increased to $45.41 million for the nine months ended September 30, 2021, compared to $44.98 million for the nine months ended September 30, 2020, representing an increase of 0.95% primarily due to:

•$848 thousand decrease in provision for credit losses a result of the Company's proactive tenant outreach during the pandemic and collection initiatives, which included accepting credit card payments;
•$253 increase in other income is a result of non-recurring revenue from the granting of an easement and nonrefundable transaction fees; partially offset by
•$216 thousand decrease in rental revenue due to tenant turnover; and
•$458 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized.

Property Expenses

Total same store property expenses increased to $5.01 million and $14.47 million for the three and nine months ended September 30, 2021, respectively, compared to $4.74 million and $13.87 million for the three and nine months ended September 30, 2020, respectively increases of 5.67% and 4.32%, respectively. The $269 thousand increase for the three months ended September 30, 2021 is primarily due to an increase of $245 thousand in repairs and maintenance expenses. The $599 thousand increase for the nine months ended September 30, 2021 is primarily due to increasing management fee allocation, an increase of $139 thousand in grounds and landscaping expenses and an increase of $141 thousand in real estate taxes and utilities.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and nine months ended September 30, 2021 and 2020.

Property Net Operating Income

Total property net operating income was $10.47 million and $31.13 million for the three and nine months ended September 30, 2021, respectively, compared to $10.13 million and $31.34 million for the three and nine months ended September 30, 2020, respectively, representing an increase of 3.38% and a decrease 0.67%, respectively.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2021	2020	2021	2020	2021	2020	$	%

				(in thousands, unaudited)
Net Income (Loss)	$1,107	$745	$1,976	$(25)	$3,083	$720	$2,363	328.19%
Depreciation and amortization of real estate assets	3,678	4,174	—	41	3,678	4,215	(537)	(12.74)%
Gain on disposal of properties	—	—	(1,967)	—	(1,967)	—	(1,967)	(100.00)%
FFO	$4,785	$4,919	$9	$16	$4,794	$4,935	$(141)	(2.86)%

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2021	2020	2021	2020	2021	2020	$	%

				(in thousands, unaudited)
Net (Loss) Income	$(5,556)	$(737)	$1,538	$(152)	$(4,018)	$(889)	$(3,129)	(351.97)%
Depreciation and amortization of real estate assets	11,033	13,334	—	126	11,033	13,460	(2,427)	(18.03)%
Impairment of assets held for sale	2,200	600	—	—	2,200	600	1,600	266.67%
(Gain) loss on disposal of properties	—	—	(2,143)	26	(2,143)	26	(2,169)	(8,342.31)%
FFO	$7,677	$13,197	$(605)	$—	$7,072	$13,197	$(6,125)	(46.41)%

Same store FFO decreased $134 thousand for the three months ended September 30, 2021, primarily due to the following:

•$1.56 million increase in interest expense;
•$682 thousand increase in corporate general and administrative expense; partially offset by
•$1.88 million net change in the fair value of derivative liabilities;
•$388 thousand increase in property net operating income.

Same store FFO decreased $5.52 million for the nine months ended September 30, 2021, primarily due to the following:

•$6.45 million increase in interest expense;
•$386 thousand increase in corporate general and administrative expenses;
•$172 thousand decrease in property net operating income; partially offset by
•$854 thousand decrease in other expense for legal settlements and reimbursement of 2019 proxy costs;
•$552 thousand increase in other income for PPP Promissory Note forgiveness; and
•$303 thousand net change in the fair value of derivative liabilities.

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

Total AFFO for the three and nine month periods ended September 30, 2021 and 2020 is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands, unaudited)
FFO	$4,794	$4,935	$7,072	$13,197
Preferred Stock dividends - undeclared	(3,260)	(3,608)	(9,852)	(10,922)
Preferred Stock redemption	—	—	70	96
Preferred stock accretion adjustments	145	168	454	509
FFO available to common stockholders and common unitholders	1,679	1,495	(2,256)	2,880
Acquisition and development costs	—	—	—	1
Capital related costs	59	151	343	185
Other non-recurring and non-cash expense	209	17	365	1,090
Net changes in fair value of derivative liabilities	(1,884)	—	(303)	—
Straight-line rental revenue, net straight-line expense	(281)	(294)	(871)	(700)
Loan cost amortization	884	234	5,200	796
Above (below) market lease amortization	23	(70)	28	(443)
Recurring capital expenditures and tenant improvement reserves	1	(278)	(550)	(835)
AFFO	$690	$1,255	$1,956	$2,974

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other non-recurring expenses of $209 and $365 thousand for the three and nine months ended September 30, 2021, respectively, include the $0 and $687 thousand, respectively, loan prepayment penalty on sale of the Berkley Shopping Center, $185 thousand in legal settlement costs, partially offset with $0 and $552 thousand, respectively, in PPP Promissory Note forgiveness. Other non-recurring expenses of $17 and $1.09 million for the three and nine months ended September 30, 2020, respectively, include legal settlement costs of $0 and $600 thousand, respectively, reimbursement of 2019 proxy solicitation expenses of $0 and $439 thousand, respectively, incurred in connection with the Company's 2019 annual meeting of stockholders and severance of $2 thousand and $51 thousand, respectively.

Loan cost amortization increased $650 thousand and $4.40 million for the three and nine months ended September 30, 2021, respectively, primarily related to the write-off of loan costs associated with the Powerscourt Financing Agreement as a result of the payoff and the addition of the Wilmington Financing Agreement and Convertible Notes.

The preferred stock redemption of $70 thousand and $96 thousand for the nine months ended September 30, 2021 and 2020, respectively, represents the undeclared dividends on the stock retirement for the months preceding their retirement.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred Stock and Series D Preferred Stock.

Liquidity and Capital Resources

At September 30, 2021, our consolidated cash, cash equivalents and restricted cash totaled $71.90 million compared to consolidated cash, cash equivalents and restricted cash of $42.77 million at December 31, 2020. Cash flows from operating activities, investing activities and financing activities for the nine month periods ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,		Period Over Period Change
	2021	2020	$	%
		(in thousands, unaudited)
Operating activities	$14,513	$13,977	$536	3.83%
Investing activities	$3,819	$16	$3,803	23,768.75%
Financing activities	$10,800	$(11,387)	$22,187	194.84%

Operating Activities

Our cash flows from operating activities were $14.51 million for the nine months ended September 30, 2021, compared to cash flows from operating activities of $13.98 million for the nine months ended September 30, 2020, representing an increase of 3.83% or $536 thousand. This increase is primarily a result of the timing of receivables and accounts payable, accrued expenses and other liabilities and the decrease in non-operating other expenses, partially offset by the increase in interest expense, corporate general and administrative expense and a decrease in property NOI of $210 thousand.

Investing Activities

Our cash flows from investing activities were $3.82 million for the nine months ended September 30, 2021, compared to cash flows from investing activities of $16 thousand for the nine months ended September 30, 2020, representing an increase of 23,768.75% or $3.80 million due to proceeds from the sale of properties, partially offset by an increase in capital expenditures paid of $2.14 million resulting from increased occupancy.

Financing Activities

Our cash flows from financing activities were $10.80 million for the nine months ended September 30, 2021, compared to $11.39 million of cash flows used in financing activities for the nine months ended September 30, 2020, representing an increase of 194.84% or $22.19 million due to the following:

•$36.34 million increase in loan proceeds, net principal payments, due to the 2021 Convertible Notes, Wilmington Financing Agreement, Columbia Fire Station payoffs and refinancing activity described in Note 5 on this Form 10-Q; partially offset by
•$7.23 million increase in preferred stock redemption;
•$5.69 million increase in deferred financing costs primarily related to the Wilmington Financing Agreement and Convertible Notes; and
•$687 thousand prepayment penalty related to the Berkley/Sangaree/Tri-County loan payoff.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. As of September 30, 2021 and December 31, 2020, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
	(unaudited)
Fixed-rate notes (1)	$377,597	$330,340
Adjustable-rate mortgages (1)	2,168	23,576
Total debt	$379,765	$353,916
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 5.17% and 4.33 years, respectively, at September 30, 2021. We have $6.27 million of debt maturing, including scheduled principal repayments, during the twelve months ending September 30, 2022. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Future Liquidity Needs

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2021 are $6.27 million in principal and regularly scheduled payments due in the twelve months ended September 30, 2022 as described in Note 5 on this Form 10-Q.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company had:
•$36.23 million in cash and cash equivalents at September 30, 2021;
•$35.67 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and funds held for redemption of Series D Preferred at September 30, 2021; and
•intends to use cash generated from operations during the twelve months ended September 30, 2022.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets, refinancing properties and operating cash.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

In addition, our Board of Directors suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. On November 3, 2021, common stockholders of the Company approved amendments to the Company’s Articles Supplementary to remove the cumulative dividend of the Series A Preferred Stock and the Series B Preferred Stock. The Company believes that these actions support the Company's liquidity needs and improve the Company's capital structure.

Looking ahead to 2023, beginning on September 21, 2023, holders of the Series D Preferred Stock will have the right to cause the Company to redeem their Series D Preferred Stock at a price of $25.00 per share plus the amount of all accrued but unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Since January 2019, the Company’s Series D Preferred Stock (of which there are currently approximately 3.04 million shares outstanding) have been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share of Series D Preferred Stock, or at $2.6875 per share per annum. As of September 30, 2021, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $75.97 million, with aggregate accrued and unpaid dividends in the amount of approximately $24.12 million. Furthermore, based upon the closing price of the Company’s common stock on November 2, 2021 of $2.54 per share, the Company believes it is unlikely that holders of the Series D Preferred Stock would convert their shares into common stock at the current conversion price of $16.96 per share of common stock. As such, there is a significant risk that the Company will not have sufficient cash to pay the aggregate redemption price, and would not be able to meet its redemption obligation without substantial dilution of its common stock.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.15 million, the principal amount of the bonds, as of September 30, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. During the three and nine months ended September 30, 2020, the Company did not fund any debt service shortfalls. No amounts have been accrued for this as of September 30, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

As of September 30, 2021, we have no off-balance sheet arrangements, other than that noted above, that are likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 9 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting policies is included in our 2020 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to these policies during the nine months ended September 30, 2021. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Trust or the Company, under the supervision and with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Trust’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2021 (the end of the period covered by this Form 10-Q).

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

3.1	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

3.2	Articles of Supplementary of the Registrant dated July 6, 2021 (Filed as an exhibit to Form 8-K, filed on July 8, 2021).

3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on November 5, 2021).

4.1
Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note). (Filed as an exhibit to Form 8-K, filed on August 16, 2021).

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

10.5	Amended and Restated Employment Agreement, by and between Wheeler Real Estate Investment Trust, Inc. and Crystal Plum, dated as of August 13, 2021 (Filed as an exhibit to Form 8-K on August 17, 2021).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ CRYSTAL PLUM
CRYSTAL PLUM
Chief Financial Officer

Date:	November 9, 2021