Form 10-K
period 2021-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2022-02-28
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _________ to _________
Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd., Virginia Beach, Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)
(757) 627-9088
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WHLR	Nasdaq Capital Market
Series B Convertible Preferred Stock	WHLRP	Nasdaq Capital Market
Series D Cumulative Convertible Preferred Stock	WHLRD	Nasdaq Capital Market
7.00% Senior Subordinated Convertible Notes due 2031	WHLRL	Nasdaq Capital Market

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

As of June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $36,779,197, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 24, 2022, there were 9,720,532 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

    Portions of the registrant’s Proxy Statement for its 2022 Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the "Company" or "our Company") contains forward-looking statements that are subject to risk and uncertainties. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•the ongoing adverse effect of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets;
•general and economic business conditions, including those affecting the ability of individuals to spend in retail shopping centers and/or the rate and other terms on which we are able to lease our properties;
•tenant bankruptcies;
•availability, terms and deployment of capital;
general volatility of the capital markets and the market price of our common and preferred stock;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•adverse economic or real estate developments in our markets of Virginia, Florida, Georgia, Alabama, South Carolina, North Carolina, Oklahoma, Kentucky, Tennessee, West Virginia, New Jersey and Pennsylvania;
•litigation risks;
•lease-up risks;
•increases in the Company’s financing and other costs as a result of changes in interest rates and other factors, including the expected discontinuation of the London Interbank Offered Rate (“LIBOR”);
•changes in our ability to obtain and maintain financing;
•damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change;
•information technology security breaches;
•the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations;
•the ability of our operating partnership, Wheeler REIT, L.P. (the "Operating Partnership") and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
•the impact of e-commerce on our tenants’ business; and
•inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

Forward-looking statements should be read in light of these factors.

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. (the “Trust”, the “REIT”, the “Company”, "we", "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. Substantially, all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. At December 31, 2021, the Company owned 98.59% of the Operating Partnership. The Company is a fully-integrated, self-managed commercial real estate investment company that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers.

For additional information on recent business developments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Our corporate office is located at 2529 Virginia Beach Boulevard, Virginia Beach, Virginia 23452. Our telephone number is (757) 627-9088. Our registrar and stock transfer agent is Computershare Trust Company, N.A. and may be contacted at 250 Royall Street, Canton, MA 02021 or their website, www.computershare.com.

Portfolio

Our portfolio contains retail properties in secondary and tertiary markets, with a particular emphasis on grocery-anchored retail centers. Our properties are in communities that have stable demographics and have historically exhibited favorable trends, such as strong population and income growth. We generally lease our properties to national and regional retailers that offer consumer goods and services and generate regular consumer traffic. We believe our tenants carry goods and offer services that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2021, we own a portfolio consisting of sixty-two properties, including fifty-eight retail shopping centers, totaling 5,478,855 leasable square feet which is 94.2% leased (our "operating portfolio"), and four undeveloped land parcels totaling approximately 61 acres. The properties are geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 62%, 34% and 4%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2021.

No tenant represents greater than approximately 10% of the Company’s annualized base rent or 10% of gross leasable square footage. The top 10 tenants account for 29.06% or $14.01 million of annualized base rent and 33.96% or 1.86 million of gross leasable square footage at December 31, 2021.

Management Team and Human Capital

Andrew Franklin, age 41, served as Chief Executive Officer (the "CEO") since October 2021 and has over twenty-three years of commercial real estate experience. Mr. Franklin joined the Company in 2014 and held the position of interim CEO since July 2021 and prior to this role was the Company's Chief Operating Officer. Prior to joining the Company, Mr. Franklin was a partner with Broad Reach Retail Partners, LLC where he ran the day-to-day operations, managed the leasing team as well as oversaw the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Crystal Plum, age 40, served as Chief Financial Officer (the "CFO") since February 2020 and first joined the Company in 2016. Prior to her appointment as CFO, Ms. Plum most recently served as the Vice President of Financial Reporting and Corporate Accounting for the Company. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science degree in Accounting and Finance from Old Dominion University.

As of December 31, 2021, we have 36 full-time employees. Our management team has experience and capabilities across the real estate sector with experience in all aspects of the commercial real estate industry, specifically in our target/existing markets. Employees are offered flexibility to meet personal and family needs, which was further expanded when the COVID-19 pandemic began. In addition to exceptional medical insurance support, the Company offers wellness programs including free short and long term disability insurance, free employee assistance programs that includes emotional health support, free gym memberships, volunteer time off and tuition assistance.

Business Objectives and Investment Strategy

Our primary business objective is to provide attractive risk-adjusted returns to our stockholders. We intend to achieve this objective utilizing the following investment strategies:

•Focus on necessity-based retail. Own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries and electric vehicle charging stations result in a stable, lower-risk portfolio of retail investment properties.

•Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have strong demographics such as population density, population growth, stable tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply.

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

•Recycling and sensible management of capital structure. We intend to sell non-income producing land parcels utilizing sales proceeds to deleverage the balance sheet. In addition, we intend to monetize assets to redeploy the capital to further deleverage and strengthen the balance sheet. In 2021, we sold two land parcels, two properties and an out parcel for a total of $11.51 million net proceeds which were used to reduce outstanding indebtedness. Additional properties may be slated for disposition based upon management’s periodic review of our portfolio, and the determination by our Board of Directors.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.

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

Additionally, we make available free of charge through our website http://www.whlr.us our most recent Annual Report on Form 10-K, including our audited consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). In addition, we have posted the Charters of our Audit Committee, Compensation Committee, and Governance and Nominating Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

    None.

Item 2.    Properties.
Our Portfolio

At December 31, 2021, we owned sixty-two properties, including fifty-eight income producing properties located in Virginia, North Carolina, South Carolina, Florida, Georgia, Kentucky, Tennessee, Alabama, New Jersey, Pennsylvania and West Virginia, containing a total of 5,478,855 gross leasable square feet of retail space, which we refer to as our operating portfolio. Additionally, we owned four undeveloped land parcels located in Virginia, North Carolina and Oklahoma. The following table presents an overview of our properties, based on information as of December 31, 2021.
Portfolio

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Alex City Marketplace	Alexander City, AL	19	151,843	100.0%	100.0%	151,843	$1,201	$7.91
Amscot Building	Tampa, FL	1	2,500	100.0%	100.0%	2,500	83	33.00
Beaver Ruin Village	Lilburn, GA	30	74,038	96.8%	96.8%	71,648	1,250	17.44
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	460	13.16
Brook Run Shopping Center	Richmond, VA	19	147,738	87.8%	48.2%	71,237	877	12.32
Brook Run Properties (3)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	10	54,277	100.0%	100.0%	54,277	597	11.00
Butler Square	Mauldin, SC	16	82,400	98.2%	98.2%	80,950	855	10.57
Cardinal Plaza	Henderson, NC	9	50,000	100.0%	100.0%	50,000	502	10.03
Chesapeake Square	Onley, VA	14	108,982	99.1%	99.1%	108,016	823	7.62
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	378	8.30
Courtland Commons (3)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	14	170,475	100.0%	100.0%	170,475	940	5.51
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	970	9.06
Cypress Shopping Center	Boiling Springs, SC	17	80,435	41.2%	41.2%	33,175	452	13.62
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	140	5.38
Devine Street	Columbia, SC	1	38,464	89.1%	89.1%	34,264	180	5.25
Edenton Commons (3)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	731	15.30
Forrest Gallery	Tullahoma, TN	27	214,451	91.1%	80.8%	173,289	1,285	7.42
Fort Howard Shopping Center	Rincon, GA	19	113,652	95.1%	95.1%	108,120	1,046	9.68
Freeway Junction	Stockbridge, GA	17	156,834	97.1%	97.1%	152,249	1,304	8.56
Franklin Village	Kittanning, PA	25	151,821	100.0%	98.7%	149,821	1,274	8.50
Franklinton Square	Franklinton, NC	15	65,366	100.0%	100.0%	65,366	591	9.05
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park Shopping Center	Orangeburg, SC	15	93,265	100.0%	100.0%	93,265	745	7.99
Harbor Point (3)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	451	8.25
JANAF (4)	Norfolk, VA	118	798,086	95.3%	93.1%	743,314	8,715	11.73
Laburnum Square	Richmond, VA	19	109,405	95.3%	95.3%	104,305	950	9.11
Ladson Crossing	Ladson, SC	16	52,607	100.0%	100.0%	52,607	535	10.17
LaGrange Marketplace	LaGrange, GA	13	76,594	96.9%	96.9%	74,194	433	5.84
Lake Greenwood Crossing	Greenwood, SC	8	43,618	100.0%	100.0%	43,618	362	8.30
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	39,218	255	6.50
Litchfield Market Village	Pawleys Island, SC	21	86,740	90.8%	90.8%	78,797	960	12.19
Lumber River Village	Lumberton, NC	11	66,781	98.2%	98.2%	65,581	452	6.89
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	323	12.07
Nashville Commons	Nashville, NC	11	56,100	92.0%	92.0%	51,600	584	11.32
New Market Crossing	Mt. Airy, NC	11	117,076	90.3%	90.3%	105,738	951	8.99
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	42,785	353	8.25

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Pierpont Centre	Morgantown, WV	17	111,162	97.2%	97.2%	108,001	$996	$9.22
Port Crossing	Harrisonburg, VA	7	65,365	100.0%	100.0%	65,365	847	12.96
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	10	91,188	94.7%	94.7%	86,388	692	8.01
Rivergate Shopping Center	Macon, GA	24	193,960	87.0%	87.0%	168,816	2,450	14.51
Sangaree Plaza	Summerville, SC	10	66,948	100.0%	100.0%	66,948	707	10.56
Shoppes at Myrtle Park	Bluffton, SC	13	56,601	97.3%	97.3%	55,084	653	11.86
South Lake	Lexington, SC	10	44,318	97.3%	97.3%	43,118	239	5.54
South Park	Mullins, SC	4	60,734	96.9%	96.9%	58,834	381	6.48
South Square	Lancaster, SC	6	44,350	81.0%	81.0%	35,900	302	8.40
St. George Plaza	St. George, SC	7	59,174	96.3%	96.3%	56,999	396	6.95
Sunshine Plaza	Lehigh Acres, FL	23	111,189	100.0%	100.0%	111,189	1,089	9.80
Surrey Plaza	Hawkinsville, GA	3	42,680	96.5%	96.5%	41,180	247	6.00
Tampa Festival	Tampa, FL	19	137,987	97.7%	64.6%	89,166	910	10.21
Tri-County Plaza	Royston, GA	6	67,577	88.8%	88.8%	59,977	420	7.00
Tuckernuck	Richmond, VA	16	93,624	98.0%	98.0%	91,745	971	10.58
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	478	10.03
Village of Martinsville	Martinsville, VA	20	290,902	96.6%	96.6%	280,946	2,177	7.74
Walnut Hill Plaza	Petersburg, VA	6	87,239	38.1%	38.1%	33,225	279	8.41
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	499	10.02
Westland Square	West Columbia, SC	10	62,735	95.7%	95.7%	60,065	443	7.38
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	641	15.75
Total Portfolio		785	5,478,855	94.2%	91.6%	5,015,789	$48,232	$9.62

(1)    Reflects leases executed through January 5, 2022 that commence subsequent to the end of the current reporting period.
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

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2021.

Tenants	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Base Rent Per Occupied Square Foot
Food Lion	$4,428	9.18%	551,469	10.07%	$8.03
Kroger Co. (1)	1,948	4.04%	226,010	4.13%	8.62
Piggly Wiggly	1,488	3.09%	202,968	3.70%	7.33
Dollar Tree (2)	1,192	2.47%	148,605	2.71%	8.02
Lowes Foods (3)	1,181	2.45%	130,036	2.37%	9.08
Winn Dixie	887	1.84%	133,575	2.44%	6.64
Planet Fitness	837	1.74%	100,427	1.83%	8.33
Hobby Lobby	717	1.49%	114,298	2.09%	6.27
Big Lots	679	1.41%	105,674	1.93%	6.43
BJ'S Wholesale Club	651	1.35%	147,400	2.69%	4.42
	$14,008	29.06%	1,860,462	33.96%	$7.53
(1) Kroger 4 / Harris Teeter 1
(2) Dollar Tree 9 / Family Dollar 6
(3) Lowes Foods 1 / KJ's Market 2

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2021.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	463,066	8.45%	—%	$—	—%	$—
Month-to-Month	7	13,489	0.25%	0.27%	211	0.44%	15.64
2022	105	323,894	5.91%	6.46%	3,439	7.13%	10.62
2023	131	817,131	14.91%	16.29%	7,107	14.74%	8.70
2024	141	749,944	13.69%	14.95%	7,358	15.26%	9.81
2025	120	867,537	15.83%	17.30%	8,517	17.66%	9.82
2026	121	830,542	15.16%	16.56%	8,207	17.02%	9.88
2027	59	325,704	5.94%	6.49%	3,639	7.54%	11.17
2028	22	335,606	6.13%	6.69%	2,376	4.93%	7.08
2029	20	150,962	2.76%	3.01%	1,479	3.07%	9.80
2030	15	249,357	4.55%	4.97%	1,997	4.14%	8.01
2031 and thereafter	44	351,623	6.42%	7.01%	3,902	8.07%	11.10
Total	785	5,478,855	100.00%	100.00%	$48,232	100.00%	$9.62

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

Our leasing representatives are experienced in the markets in which we operate; they are familiar with current tenants and potential local, regional, and national tenants that would complement our current tenant base. We study demographics, customer sales and merchandising mix to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

Item 3.    Legal Proceedings.

See the discussion set forth under the heading “Commitments and Contingencies, – Litigation” in Note 10 to
our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “WHLR”.

Approximate Number of Holders of Our Common Stock

As of February 25, 2022 there were 131 holders of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

In March 2018, the Board of Directors suspended the payment of dividends on our Common Stock. The Board of Directors also suspended the quarterly dividends on shares of our Series A Preferred Stock ("Series A Preferred"), Series B Convertible Preferred Stock (“Series B Preferred”) and Series D Cumulative Convertible Preferred Stock (“Series D Preferred”), beginning with the three months ended December 31, 2018. Dividends were suspended to retain cash flow to pay operating expenses and reduce debt. On November 3, 2021, common stockholders of the Company voted to amend the Company’s charter (the “Charter”) to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred. Additionally, as the Company has failed to pay cash dividends on the outstanding Series D Preferred, the annual dividend rate on the Series D Preferred has increased to 10.75%; commencing on the first day after the first missed quarterly payment, January 1, 2019 and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred in full. See Note 8, Equity and Mezzanine Equity, to our consolidated financial statements included in this Form 10-K. As a result of the dividend suspension on the Series A Preferred, Series B Preferred and Series D Preferred, no dividends may be declared or paid on the Common Stock until all accumulated accrued and unpaid dividends on the Preferred Stocks have been declared and paid in full. At this time, we can provide no certainty as to when or if dividends will be reinstated. However, we intend to make all required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Recent Sales of Unregistered Securities

On October 12, 2021, following the Company’s sale of $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”) in connection with the Company’s rights offering made pursuant to an effective registration statement filed with the SEC, Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purpose Alternative Credit Fund – T LLC, AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) and their assignee purchased from the Company an additional $3.00 million in aggregate principal amount of the Convertible Notes pursuant to a registration rights agreement, dated as of March 12, 2021. The Convertible Notes are convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $6.25 per share of the Company’s Common Stock (the “Conversion Price”); provided, however, that if at any time after September 21, 2023, holders of the Series D Preferred have required the Company to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred, then the Conversion Price will be adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Rights Offering and Convertible Notes” for additional details regarding the Rights Offering and the Convertible Notes.

The additional $3.00 million of Convertible Notes purchased by the Backstop Parties and their assignee pursuant to the registration rights agreement, dated as of March 12, 2021, were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, based upon factual representations of the purchasers thereof. The issuance was made without the use of an underwriter or selling agent, and no commissions or underwriting discounts were paid by the Company in connection with such issuance.

Issuer Purchases of Equity Securities

The Company through “modified Dutch auction” tender offers on the Series D Preferred accepted for purchase 387,097 shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million on March 12, 2021 and 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million on May 15, 2021, both excluding fees and expenses.

Item 6.    Reserved

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

Company Overview

We are a Maryland corporation focused on owning, leasing and operating income producing grocery-anchored centers, neighborhood centers, community centers and free-standing retail properties. We have targeted competitively protected properties located within developed areas, commonly referred to as in-fill, that possess minimal competition risk and are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Southeast and Mid-Atlantic.

Our portfolio is comprised of fifty-eight retail shopping centers and four undeveloped land parcels. Ten of these properties are located in Virginia, three are located in Florida, six are located in North Carolina, twenty-two are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total gross rentable space of approximately 5,478,855 square feet and a leased level of approximately 94.2% at December 31, 2021.

Impact of COVID-19

The spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located, and the broader financial markets. Local, state and federal authorities have taken preventative measures to alleviate the public health crisis and these preventative measures have affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant.

The Company derives revenues primarily from rents and reimbursement payments received from tenants under leases at the Company’s properties. The Company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of the Company’s tenants, and the Company’s operations and financial condition, will depend on future developments which are still uncertain and cannot be predicted with confidence. In addition, the trend toward online shopping for goods and services that accelerated during the COVID-19 pandemic may continue and could result in a permanent decrease in spending levels at brick-and-mortar commercial establishments. The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders. The comparability of the Company’s results of operations for the year ended December 31, 2021 to future periods may be impacted by the effects of the COVID-19 pandemic.

Recent Trends and Activities

There have been several significant events in 2021 that have impacted our Company. These events are summarized below.

Paycheck Protection Program

On April 24, 2020, the Company received proceeds of $552 thousand in the form of a promissory note (the "Promissory Note") pursuant to the Paycheck Protection Program (the "PPP") under the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Under the terms of the CARES Act, the Promissory Note was forgiven during the year ended December 31, 2021.

Assets Held for Sale and Dispositions

At December 31, 2021, assets held for sale included Walnut Hill Plaza, as the Company has committed to a plan to sell the property. During the year ended December 31, 2021, the Company sold the below properties, of which Columbia Fire Station, Berkley Shopping Center, the 0.75-acre land parcel at Berkley and the outparcel at Rivergate Shopping Center were included as assets held for sale at December 31, 2020. Additionally at December 31, 2020, the Company held for sale a second outparcel at Rivergate Shopping Center which the Company is no longer pursuing. The Company recorded $2.30 million in impairments during the year ended December 31, 2021, $100 thousand on Walnut Hill Plaza and $2.20 million on Columbia Fire Station reducing the carrying value for the amounts that exceeded the property's fair value less estimated selling costs. The Company recorded $600 thousand in impairments on Columbia Fire Station during the year ended December 31, 2020.

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
November 17, 2021	Columbia Fire Station - Columbia, SC	$4,250	$(88)	$3,903
August 31, 2021	Rivergate Shopping Center Out Parcel - Macon, GA	3,700	1,915	3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres) - Moyock, NC	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres) - Norfolk, VA	4,150	176	3,937

In conjunction with the Berkley Shopping Center disposition the Company made a $3.22 million principal payment on the Berkley/Sangaree/Tri-County loan and paid $687 thousand in defeasance.

In conjunction with the Rivergate Shopping Center Out Parcel disposition the Company made a $3.54 million principal payment on the Rivergate loan.

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

On December 21, 2021, the principal balance on the Wilmington Financing Agreement was paid in full. The Wilmington Warrant Agreement and the Wilmington Registration Rights Agreement remain.

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

Warrant Agreements

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements were valued at approximately $2.61 million upon issuance and recorded as a liability on the consolidated balance sheets. For the year ended December 31, 2021, the Company reported non-operating income of approximately $1.36 million, due to changes in fair value. See Note 6 included in this Form 10-K for additional details.

Series D Preferred Stock Tender Offers

The Company through “modified Dutch auction” tender offers on the Series D Preferred accepted for purchase 387,097 shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million on March 12, 2021 and 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million on May 15, 2021, both excluding fees and expenses.

Rights Offering and Convertible Notes

On July 22, 2021, the Company commenced the rights offering (the “Rights Offering”) for the purchase of up to $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”). On August 13, 2021, the Rights Offering expired. Pursuant to the Rights Offering, the Company distributed to holders of its Common Stock, as of 5:00 p.m. New York City time on June 1, 2021 (the “Record Date”), non-transferable subscription rights to purchase Convertible Notes. Each holder of the Company’s Common Stock as of the Record Date received one right for each eight shares of the Company’s Common Stock owned, and each right entitled a holder to purchase $25.00 principal amount of Convertible Notes. The Rights Offering was made pursuant to an effective registration statement filed with the U.S. Securities and Exchange Commission. The aggregate principal amount of Convertible Notes issued in the Rights Offering was $30.00 million. The Rights Offering was backstopped by Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purpose Alternative Credit Fund – T LLC, and AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) in the amount of $2.19 million in aggregate principal. On October 12, 2021, the Backstop Parties and their assignee elected to exercise their “accordion right” in full and purchased from the Company an additional $3.00 million in aggregate principal amount of the Company’s Convertible Notes.

On August 13, 2021, the Company, as Issuer, and Wilmington Savings Fund Society, FSB., as Trustee, entered into an Indenture governing the terms of the Convertible Notes (the “Indenture”).

The Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year, commencing on December 31, 2021.

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

Interest on the Convertible Notes is payable, at the Company’s election: (a) in cash; (b) in shares of Series B Preferred; (c) in shares of Series D Preferred; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of Series B Preferred and Series D Preferred Stock paid as interest on the Convertible Notes, each share of Series B Preferred and Series D Preferred Stock shall be deemed have a value equal to the product of (x) the average of the VWAPs (as defined in the Indenture) for the Series B Preferred or the Series D Preferred, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55. On December 31, 2021, the first interest payment date on the Convertible Notes, the Company issued a total of 113,709 shares of Series D Preferred in payment of interest on the Convertible Notes.

The Convertible Notes are convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $6.25 per share of the Company’s Common Stock (the “Conversion Price”); provided, however, that if at any time after September 21, 2023, holders of the Series D Preferred have required the Company to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred, then the Conversion Price will be adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55.After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company’s option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the “Redemption Price”). The Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a multinomial lattice model to calculate the fair value of the embedded derivatives. The embedded derivative liabilities were assigned a value of $5.93 million. For the year ended December 31, 2021, the Company reported non-operating income of approximately $2.41 million, due to changes in the fair value of the embedded derivative liability. See Note 6 included in this Form 10-K for additional details.
Preferred Dividends

On November 3, 2021, common stockholders of the Company voted to amend the Company’s Charter to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred. At December 31, 2021, the Company had accumulated undeclared dividends of $26.16 million to holders of shares of our Series D Preferred of which $8.17 million is attributable to the year ended December 31, 2021.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Years Ended December 31,
	2021	2020
Renewals(1):
Leases renewed with rate increase (sq feet)	402,875	616,548
Leases renewed with rate decrease (sq feet)	67,743	123,935
Leases renewed with no rate change (sq feet)	148,542	404,428
Total leases renewed (sq feet)	619,160	1,144,911

Leases renewed with rate increase (count)	104	127
Leases renewed with rate decrease (count)	11	24
Leases renewed with no rate change (count)	23	53
Total leases renewed (count)	138	204

Option exercised (count)	22	22

Weighted average on rate increases (per sq foot)	$0.85	$1.12
Weighted average on rate decreases (per sq foot)	$(2.18)	$(1.43)
Weighted average rate (per sq foot)	$0.32	$0.45

Weighted average change over prior rates	3.05%	4.63%

New Leases(1) (2):
New leases (sq feet)	436,170	333,279
New leases (count)	76	72
Weighted average rate (per sq foot)	$8.30	$9.03

Gross Leasable Area ("GLA") expiring during the next 12 months, including month-to-month leases	6.16%	6.97%
(1)     Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Critical Accounting Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates and policies summarized in this section are discussed in further detail in the notes to the consolidated financial statements appearing elsewhere in this Form 10-K. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that have a significant level of uncertainty at the time the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

Revenue Recognition

Principal components of our total revenues include base and percentage rents and tenant reimbursements. The Company combines lease and nonlease components in lease contracts, which includes combining base rent and tenant reimbursement revenue. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. Although we periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants, they are subject to uncertainty. These assessments are inherently sensitive as they are based on the judgment of management and information available at the time of evaluation.

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

Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluated each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Financial Accounting Standards Board (the "FASB") issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. The Lease Modification Q&A clarifies that entities may elect to treat qualifying lease concessions as if they were based on enforceable rights and obligations, and may choose to apply or not to apply modification accounting to those qualifying concessions. Qualifying concessions must be in response to COVID-19 and not have a substantial increase in the lessee’s obligation or the lessor’s rights under the contract. The Company has elected not to apply ASC 842 modification guidance for concessions that did not increase the lease term, generally these concessions do not impact the overall economics of the lease. Concessions that extend the lease term are accounted for under ASC 842, lease modification guidance.

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

Liquidity and Capital Resources

At December 31, 2021, our consolidated cash, cash equivalents and restricted cash totaled $40.42 million compared to consolidated cash, cash equivalents and restricted cash of $42.77 million at December 31, 2020. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2021	2020	$	%
Operating activities	$17,041	$15,780	$1,261	7.99%
Investing activities	$5,101	$2,237	$2,864	128.03%
Financing activities	$(24,491)	$3,160	$(27,651)	(875.03)%

Operating Activities

During the year ended December 31, 2021, our cash flows from operating activities were $17.04 million, compared to cash flows from operating activities of $15.78 million during the year ended December 31, 2020, representing an increase of 7.99% or $1.26 million. This increase is primarily a result of the timing of receivables and accounts payable, accrued expenses and other liabilities and the decrease in non-operating other expenses, partially offset by the increase in interest expense, corporate general and administrative expense and a decrease in property net operating income ("NOI") of $189 thousand.

Investing Activities

During the year ended December 31, 2021, our cash flows from investing activities were $5.10 million, compared to cash flows from investing activities of $2.24 million during the year ended December 31, 2020, representing an increase of 128.03% or $2.86 million primarily due to the four 2021 sales described in Note 3 included in this Form 10-K compared to two in 2020, partially offset by an increase in capital expenditures of $4.14 million resulting from increased occupancy.

Financing Activities

During the year ended December 31, 2021, our cash flows used in financing activities were $24.49 million, compared to $3.16 million of cash flows provided by financing activities during the year ended December 31, 2020, representing a decrease of 875.03% or $27.65 million due to the following:
•$14.51 million increase in loan principal payments, net loan proceeds, due to the Wilmington Financing Agreement, Powerscourt Financing Agreement, and Columbia Fire Station payoffs, the Convertible Notes and refinancing activity described in Note 5 of this Form 10-K;
•$7.23 million increase in preferred stock redemption;

•$4.67 million increase in deferred financing costs primarily related to the Wilmington Financing Agreement and Convertible Notes; and
•$687 thousand prepayment penalty related to the Berkley/Sangaree/Tri-County loan payoff.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within our company. As of December 31, 2021 and 2020, our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2021	2020
Fixed-rate notes (1)	$344,177	$330,340
Adjustable-rate mortgages (1)	2,085	23,576
Total debt	$346,262	$353,916
(1) Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-K.

The weighted average interest rate and term of our fixed-rate debt including liabilities held for sale are 4.90% and 4.13 years, respectively, at December 31, 2021. We have $13.57 million of debt maturing, including scheduled principal repayments, during the year ending December 31, 2022. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-K for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2021 are $13.57 million in principal and regularly scheduled payments due in the year ended December 31, 2022 as described in Note 5 on this Form 10-K.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company had:
•$22.90 million in cash and cash equivalents at December 31, 2021;
•$17.52 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2021; and
•intends to use cash generated from operations during the year ended December 31, 2022.

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

In addition, our Board of Directors suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. On November 3, 2021, common stockholders of the Company approved amendments to the Company’s Charter to remove the cumulative dividend of the Series A Preferred and the Series B Preferred. The Company believes that these actions support the Company's liquidity needs and improve the Company's capital structure.

Looking ahead to 2023, beginning on September 21, 2023, holders of the Series D Preferred will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued but unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock. Since January 2019, the Company’s Series D Preferred (of which there are currently approximately 3.15 million shares outstanding at December 31, 2021) have been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share of Series D Preferred, or at $2.6875 per share per annum. As of December 31, 2021, the outstanding Series D Preferred had a liquidation preference of approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $26.16 million. Furthermore, based upon the closing price of the Company’s common stock on February 24, 2022 of $1.97 per share, the Company believes it is unlikely that holders of the Series D Preferred would convert their shares into common stock at the current conversion price of $16.96 per share of common stock. As such, there is a significant risk that the Company will not have sufficient cash to pay the aggregate redemption price, and would not be able to meet its redemption obligation without substantial dilution of its common stock.

Inflation, Deflation and Economic Condition Considerations

Inflation has been historically low and had a minimal impact on the operating performance of our shopping centers; however, inflation has recently increased in the United States. Increased inflation could have a negative impact on the Company’s property operating expenses, as these costs could increase at a rate higher than the Company’s rents. Inflation could also have an adverse effect on consumer spending which could impact the Company’s tenants’ sales and, in turn, the Company’s percentage rents, where applicable, and the willingness and ability of tenants to enter into or renew leases and/or honor their obligations under existing leases. Conversely, deflation could lead to downward pressure on rents and other sources of income. Most of our leases contain provisions designed to partially mitigate the impact of inflation, which require tenants to pay their pro-rata share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include percentage rent clauses enabling us to receive additional rent based on tenant sales above a predetermined level, which sales generally increase as prices rise and are typically related to increases in the Consumer Price Index or similar inflation indices. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 34 of this Annual Report on Form 10-K.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2021	2020	$/#	%
PROPERTY DATA:
Number of properties owned and leased at period end (1)	58	60	(2)	(3.33)%
Aggregate gross leasable area at period end(1)	5,478,855	5,561,766	(82,911)	(1.49)%
Ending leased rate at period end (1)	94.2%	88.9%	5.3%	5.96%
FINANCIAL DATA:
Rental revenues	$60,368	$60,039	$329	0.55%
Other revenues	942	964	(22)	(2.28)%
Total Revenue	61,310	61,003	307	0.50%
EXPENSES:
Property operations	19,618	18,886	732	3.88%
Depreciation and amortization	14,797	17,291	(2,494)	(14.42)%
Impairment of assets held for sale	2,300	600	1,700	283.33%
Corporate general & administrative	7,140	5,831	1,309	22.45%
Total Operating Expenses	43,855	42,608	1,247	2.93%
Gain on disposal of properties	2,055	23	2,032	8,834.78%
Operating Income	19,510	18,418	1,092	5.93%
Interest income	34	1	33	3,300.00%
Interest expense	(33,028)	(17,093)	(15,935)	(93.23)%
Net changes in fair value of derivative liabilities	3,768	—	3,768	100.00%
Other income	552	—	552	100.00%
Other expense	(185)	(1,039)	854	82.19%
Net Income (Loss) Before Income Taxes	(9,349)	287	(9,636)	(3,357.49)%
Income tax expense	(2)	—	(2)	(100.00)%
Net Income (Loss)	(9,351)	287	(9,638)	(3,358.19)%
Less: Net loss attributable to noncontrolling interests	92	42	50	119.05%
Net Income (Loss) Attributable to Wheeler REIT	$(9,443)	$245	$(9,688)	(3,954.29)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $61.31 million and $61.00 million for the years ended December 31, 2021 and December 31, 2020, respectively, representing an increase of 0.50%. The increase in rental revenues of $329 thousand is a result of an $892 thousand decline in the provision for credit losses due to collections returning to pre-COVID levels, partially offset by the decrease of property revenues due to dispositions.

Total Operating Expenses

Total operating expenses were $43.86 and $42.61 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 2.93%. Impairment of assets held for sale was $2.30 million for the year ended December 31, 2021 as a result of Walnut Hill Plaza and Columbia Fire Station and impairment was $600 thousand for the year ended December 31, 2020, a result of Columbia Fire Station. Depreciation and amortization decreased $2.49 million for the year ended December 31, 2021 primarily as a result of lease intangibles becoming fully amortized and ceasing of depreciation and amortization as properties were classified as assets held for sale. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Corporate general and administrative expenses were $7.14 million and $5.83 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 22.45%, primarily a result of the following:

•$650 thousand increase in professional fees primarily related to property and corporate legal fees along with costs associated with the Special Meeting of Common Stockholders;
•$531 thousand increase in corporate administration primarily related to office rent expense for the Company's corporate headquarters that had a sale leaseback in December 2020, credit card fees the Company has borne on cash receipts and increased directors and officers insurance costs.

Gain on Disposal of Properties
The net gain on disposal of properties increase of $2.03 million for the year ended December 31, 2021 is a result of the 2021 sales of Columbia Fire Station, Rivergate Shopping Center Out Parcel, Berkley Shopping Center and Berkley Land Parcel, along with the Tulls Creek Land Parcel sale compared to the 2020 sales of St. Matthews and Riversedge North.

Interest Expense

Interest expense was $33.03 million and $17.09 million for the years ended December 31, 2021 and 2020, representing an increase of 93.23%. Loan cost amortization accounted for $11.61 million of the increase, primarily attributable to the write-off of debt issuance costs related to the Powerscourt Financing Agreement and Wilmington Financing Agreement. Interest expense on the Convertible Notes accounted for $1.61 million, which includes the adjustment to fair value with the remaining increase of $2.71 million a result of the Powerscourt and Wilmington Financing Agreements and defeasance resulting from the sale of Berkley Shopping Center.

Net Change in Fair Value of Derivative Liabilities

The net change in the fair value of derivative liabilities of $3.77 million for the year ended December 31, 2021 is a result of the fair value calculations described in Note 6 included in this Form 10-K with the largest impact in the valuation attributed to the change in the Company’s stock price since the issuance of each warrant and embedded derivative.

Other Income and Expense

Other incomes were $552 thousand and $0 for the years ended December 31, 2021 and 2020, respectively, relating to PPP Promissory Note forgiveness.

Other expenses were $185 thousand for the year ended December 31, 2021, which consist of legal settlement costs. Other expenses were $1.04 million for the year ended December 31, 2020 which includes $600 thousand in legal settlement costs and $439 thousand for reimbursement of 2019 proxy expenses. These expenses are non-operating in nature.

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

The following table is a reconciliation of same and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following properties:

• Continuing operations
◦ St. Matthews (sold January 21, 2020);
◦ JANAF Executive Building (24,980 square foot building, decommissioned as of March 31, 2020);
◦ Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021);
◦ Tulls Creek Land Parcel (sold July 9, 2021);
◦ Rivergate Shopping Center Out Parcel (sold August 31, 2021); and
◦ Columbia Fire Station (sold November 17, 2021).

	Years Ended December 31,
	Same Store		Non-same Store		Total
	2021	2020	2021	2020	2021	2020
			(in thousands)
Net (Loss) Income	$(8,201)	$1,280	$(1,150)	$(993)	$(9,351)	$287
Adjustments:
Income tax expense	2	—	—	—	2	—
Other expense	185	1,039	—	—	185	1,039
Other income	(552)	—	—	—	(552)	—
Net changes in fair value of derivative liabilities	(3,768)	—	—	—	(3,768)	—
Interest expense	31,978	16,607	1,050	486	33,028	17,093
Interest Income	(34)	(1)	—	—	(34)	(1)
Gain on disposal of properties	—	—	(2,055)	(23)	(2,055)	(23)
Corporate general & administrative	7,079	5,762	61	69	7,140	5,831
Impairment of assets held for sale	100	—	2,200	600	2,300	600
Depreciation and amortization	14,797	17,141	—	150	14,797	17,291
Other non-property revenue	(36)	(272)	—	—	(36)	(272)
Property Net Operating Income	$41,550	$41,556	$106	$289	$41,656	$41,845

Property revenues	$60,948	$59,999	$326	$732	$61,274	$60,731
Property expenses	19,398	18,443	220	443	19,618	18,886
Property Net Operating Income	$41,550	$41,556	$106	$289	$41,656	$41,845

Property Revenues

Total same store property revenues were $60.95 million and $60.00 million for the years ended December 31, 2021 and 2020, respectively, representing an increase of 1.58% primarily due to:

•$915 thousand decrease in provision for credit losses a result of the Company's proactive tenant outreach during the pandemic and collection initiatives, which included accepting credit card payments;
•$333 thousand increase in rental revenue due to increased occupancy; partially offset by
•$467 thousand decrease in above (below) market lease amortization related to leases becoming fully amortized.

Property Expenses

Total same store property expenses were $19.40 million and $18.44 million for the years ended December 31, 2021 and 2020, respectively, an increase of 5.18% primarily due to increasing management fee allocation and an increase of $301 thousand in grounds and landscaping and an increase of $222 thousand in real estate taxes and utilities, partially offset by $105 thousand decrease in insurance expense.

There were no significant unusual or non-recurring items included in non-same store property expenses for the years ended December 31, 2021 and 2020.

Property Net Operating Income

Total property net operating income were $41.66 million and $41.85 million for the years ended December 31, 2021 and 2020, respectively, representing a decrease of 0.45%. Non-same stores had a decrease of $183 thousand in property net operating income, resulting from the loss of NOI associated with sold properties.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2021 and 2021:

	Years Ended December 31,
	Same Store		Non-same Store		Total		Year Over Year Changes
	2021	2020	2021	2020	2021	2020	$	%
Net (Loss) income	$(8,201)	$1,280	$(1,150)	$(993)	$(9,351)	$287	$(9,638)	(3,358.19)%
Depreciation and amortization of real estate assets	14,797	17,141	—	150	14,797	17,291	(2,494)	(14.42)%
Impairment of assets held for sale	100	—	2,200	600	2,300	600	1,700	283.33%
Gain on disposal of properties	—	—	(2,055)	(23)	(2,055)	(23)	(2,032)	(8,834.78)%
FFO	$6,696	$18,421	$(1,005)	$(266)	$5,691	$18,155	$(12,464)	(68.65)%

During the year ended December 31, 2021, same store FFO decreased $11.72 million primarily due to the following:
•$15.37 million increase in interest expense;
•$1.32 million increase in corporate general and administrative expenses; partially offset by
•$854 thousand decrease in other expense for legal settlements and reimbursement of 2019 proxy costs;
•$552 thousand increase in other income for PPP Promissory Note forgiveness; and
•$3.77 million net change in the fair value of derivative liabilities.

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
Total AFFO for the years ended December 31, 2021 and 2020 is shown in the table below (in thousands):

	Years Ended December 31,
	2021	2020
FFO	$5,691	$18,155
Preferred stock dividends - undeclared	(8,837)	(10,258)
Preferred stock redemption	70	96
Preferred stock accretion adjustments	600	677
FFO available to common stockholders and common unitholders	(2,476)	8,670
Capital related costs	438	291
Other non-recurring and non-cash expenses	352	1,085
Net changes in fair value of derivative liabilities	(3,768)	—
Share-based compensation	14	—
Straight-line rental revenue, net straight-line expense	(1,026)	(971)
Loan cost amortization	12,710	1,097
Paid-in-kind interest	1,610	—
Above (below) market lease amortization	13	(461)
Recurring capital expenditures and tenant improvement reserves	(1,096)	(1,112)
AFFO	$6,771	$8,599

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $352 thousand for the year ended December 31, 2021 include $687 thousand loan prepayment penalty on sale of the Berkley Shopping Center and $185 thousand in legal settlement costs, partially offset with $552 thousand in PPP Promissory Note forgiveness. Other nonrecurring expenses of $1.09 million for the year ended December 31, 2020, include legal settlement costs of $600 thousand, reimbursement of 2019 proxy solicitation expenses of $439 thousand incurred in connection with the Company's 2019 annual meeting of stockholders and severance of $51 thousand.

Loan cost amortization was $12.71 million and $1.10 million for the years ended December 31, 2021 and 2020, respectively. The 2021 increase primarily related to the write-off of loan costs associated with the Powerscourt Financing Agreement and Wilmington Financing Agreement as a result of paying off each loan and the addition of the Convertible Notes.

Paid-in-kind interest was $1.61 million for the year ended December 31, 2021 due to interest related to the Convertible Notes paid with shares of Series D Preferred. See Note 5 included in this form 10-K for additional details.

The preferred stock redemption of $70 thousand and $96 thousand for the years ended December 31 2021 and
2020, respectively, represents the undeclared dividends on the stock retirement for the months preceding their retirement.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred and Series D Preferred.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2021, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2021, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2021 were effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting for the year ended December 31, 2021 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 of Part III will be contained in the Company’s definitive proxy statement for the 2022 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted a Code of Business Conduct and Ethics applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website at www.whlr.us, which does not form a part of this Annual Report on Form 10-K. We intend to post any amendments to such code, or any waivers of its requirements, on our website.

Item 11.    Executive Compensation.

The information required by this Item 11 of Part III will be contained in our Proxy Statement and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Except as set forth below, the information required by this Item 12 of Part III will be contained in the Company’s Proxy Statement and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 regarding our compensation plans and the Common Stock we may issue under the plan.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	15,000	(2)	—	153,811
Equity compensation plans not approved by stockholders	—		—	—
Total	15,000		—	153,811
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 125,000 and 625,000 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.
(2) Includes 15,000 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution). Performance awards are not taken into account in the weighted-average exercise price as such awards have no exercise price.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Part III will be contained in the Company’s Proxy Statement and incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services.

The information by this Item 14 of Part III will be contained in the Company’s Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)(1). Financial Statements.
The financial statements filed as a part of this Annual Report on Form 10-K are as follows:

(a)(2). Financial Statement Schedules.

•Schedule II- Valuation and Qualifying Accounts
•Schedule III- Real Estate and Accumulated Depreciation

All other financial statement schedules have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the consolidated financial statements.

(a)(3). Exhibits.

See the Exhibit Index at the end of this Annual Report on Form 10-K, which is incorporated by reference.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which it relates.

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2021, the Company’s investment properties totaled $386.7 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.

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

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties’ remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related investment property that would result from changes in the assumptions.

Derivative Liabilities

Description of Matter

At December 31, 2021, the Company had convertible notes with an outstanding principal balance of $33.0 million and 1.5 million common stock warrants. Calculations and accounting for the notes payable and embedded conversion features as well as the warrants require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 6 to the consolidated financial statements, the Company utilizes a multinomial lattice model valuation technique in measuring the fair value of the notes’ conversion features and a Monte Carlo simulation technique in measuring the fair value of the warrants

Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit

To test the accounting for the derivative liabilities resulting from the issuance of warrants and convertible notes, our audit procedures included, among others, inspection of the contracts, and testing completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the convertible notes inclusive of the embedded features and warrants, including testing the appropriateness of the methodology and underlying inputs used and assessing the reasonableness of those inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
February 28, 2022

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2021	2020
ASSETS:
Investment properties, net	$386,730	$392,664
Cash and cash equivalents	22,898	7,660
Restricted cash	17,521	35,108
Rents and other tenant receivables, net	9,233	9,153
Assets held for sale	2,047	13,072
Above market lease intangibles, net	2,424	3,547
Operating lease right-of-use assets	12,455	12,745
Deferred costs and other assets, net	11,973	15,430
Total Assets	$465,281	$489,379
LIABILITIES:
Loans payable, net	$333,283	$334,266
Liabilities associated with assets held for sale	3,381	13,124
Below market lease intangibles, net	3,397	4,554
Derivative liabilities	4,776	594
Operating lease liabilities	13,040	13,200
Accounts payable, accrued expenses and other liabilities	11,054	11,229
Total Liabilities	368,931	376,967
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 and 4,000,000 shares authorized, respectively, 3,152,392 and 3,529,293 shares issued and outstanding, respectively; $104.97 million and $109.13 million aggregate liquidation value, respectively)	92,548	95,563

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock no par value, 5,000,000 authorized, 1,872,448 and 1,875,748 shares issued and outstanding, respectively; $46.81 million and $46.90 million aggregate liquidation preference, respectively)	41,189	41,174
Common Stock ($0.01 par value, 200,000,000 and 18,750,000 shares authorized, respectively, 9,720,532 and 9,703,874 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,229	234,061
Accumulated deficit	(274,107)	(260,867)
Total Stockholders’ Equity	1,861	14,918
Noncontrolling interests	1,941	1,931
Total Equity	3,802	16,849
Total Liabilities and Equity	$465,281	$489,379
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2021	2020
REVENUE:
Rental revenues	$60,368	$60,039
Other revenues	942	964
Total Revenue	61,310	61,003
OPERATING EXPENSES:
Property operations	19,618	18,886
Depreciation and amortization	14,797	17,291
Impairment of assets held for sale	2,300	600
Corporate general & administrative	7,140	5,831
Total Operating Expenses	43,855	42,608
Gain on disposal of properties	2,055	23
Operating Income	19,510	18,418
Interest income	34	1
Interest expense	(33,028)	(17,093)
Net changes in fair value of derivative liabilities	3,768	—
Other income	552	—
Other expense	(185)	(1,039)
Net (Loss) Income Before Income Taxes	(9,349)	287
Income tax expense	(2)	—
Net (Loss) Income	(9,351)	287
Less: Net income attributable to noncontrolling interests	92	42
Net (Loss) Income Attributable to Wheeler REIT	(9,443)	245
Preferred Stock dividends - undeclared	(8,837)	(10,258)
Deemed contribution related to preferred stock redemption	5,040	726
Net Loss Attributable to Wheeler REIT Common Stockholders	$(13,240)	$(9,287)

Loss per share:
Basic and Diluted	$(1.36)	$(0.96)
Weighted-average number of shares:
Basic and Diluted	9,711,944	9,698,274

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2019	562	$453	1,875,748	$41,087	9,694,284	$97	$233,870	$(251,580)	$23,927	234,019	$2,080	$26,007
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	9,590	—	21	—	21	(9,590)	(21)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	170	—	170	—	(170)	—
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	726	726	—	—	726
Dividends and distributions	—	—	—	—	—	—	—	(10,258)	(10,258)	—	—	(10,258)
Net Income	—	—	—	—	—	—	—	245	245	—	42	287
Balance, December 31, 2020	562	453	1,875,748	41,174	9,703,874	97	234,061	(260,867)	14,918	224,429	1,931	16,849
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	9,086	—	33	—	33	(9,086)	(33)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	5,000	—	14	—	14	—	—	14
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	49	—	49	—	(49)	—
Conversion of Series B Preferred Stock to Common Stock	—	—	(3,300)	(72)	2,572	—	72	—	—	—	—	—
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	5,040	5,040	—	—	5,040
Dividends and distributions	—	—	—	—	—	—	—	(8,837)	(8,837)	—	—	(8,837)
Net (Loss) Income	—	—	—	—	—	—	—	(9,443)	(9,443)	—	92	(9,351)
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	215,343	$1,941	$3,802

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(9,351)	$287
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation	11,072	11,317
Amortization	3,725	5,974
Loan cost amortization	12,710	1,097
Changes in fair value of derivative liabilities	(3,768)	—
Above (below) market lease amortization, net	13	(461)
Paid-in-kind interest	1,610	—
Straight-line expense	35	184
Share-based compensation	14	—
Gain on disposal of properties	(2,055)	(23)
Credit losses on operating lease receivables	239	1,131
Impairment of assets held for sale	2,300	600
Net changes in assets and liabilities:
Rent and other tenant receivables, net	1,001	(2,402)
Unbilled rent	(1,220)	(1,076)
Deferred costs and other assets, net	(427)	(661)
Accounts payable, accrued expenses and other liabilities	1,143	(187)
Net cash provided by operating activities	17,041	15,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,412)	(2,271)
Cash received from disposal of properties	11,513	4,508
Net cash provided by investing activities	5,101	2,237
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(7,813)	(3,143)
Loan proceeds	97,650	38,350
Loan principal payments	(105,305)	(31,493)
Paycheck Protection Program proceeds	—	552
Preferred stock redemption	(8,336)	(1,106)
Loan prepayment penalty	(687)	—
Net cash (used in) provided by financing activities	(24,491)	3,160
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,349)	21,177
CASH, CASH EQUIVALENTS AND RESTRICTED CASH , beginning of year	42,768	21,591
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$40,419	$42,768
Supplemental Disclosures:
Non-cash Transactions:
Paycheck Protection Program forgiveness	$552	$—
Initial fair value of warrants	$2,018	$594
Initial fair value of derivative liability at issuance of convertible notes	$5,932	$—
Conversion of common units to common stock	$33	$21
Conversion of Series B Preferred Stock to common stock	$72	$—
Accretion of Preferred Stock discounts	$600	$677
Deemed contribution related to Preferred Stock discount	$5,040	$726
Other Cash Transactions:
Cash paid for taxes	$2	$15
Cash paid for interest	$18,973	$15,889
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$22,898	$7,660
Restricted cash	17,521	35,108
Cash, cash equivalents, and restricted cash	$40,419	$42,768
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust,” the “REIT”, the “Company”, "we", "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At December 31, 2021, the Company owned 98.59% of the Operating Partnership. As of December 31, 2021, the Trust, through the Operating Partnership, owned and operated fifty-eight centers and four undeveloped properties. Ten of these properties are located in Virginia, three are located in Florida, six are located in North Carolina, twenty-two are located in South Carolina, twelve are located in Georgia, two are located in Kentucky, two are located in Tennessee, one is located in New Jersey, one is located in Alabama, one is located in West Virginia, one is located in Oklahoma and one is located in Pennsylvania. The Company’s portfolio had total gross rentable space of approximately 5,478,855 square feet and a leased level of approximately 94.2% at December 31, 2021. Accordingly, the use of the word “Company”, "we", "our" or "us" refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company owns, leases and operates income producing grocery-anchored centers, neighborhood centers, community centers and free-standing retail properties with a strategy to acquire high quality retail properties that generate attractive risk-adjusted returns. The Company targeted competitively protected properties in communities that have stable demographics and have historically exhibited pro-business jurisdictions. The Company considers competitively protected properties to be located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented services and items and generate regular consumer traffic. The Company’s tenants carry goods and offer services that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

The Trust through the Operating Partnership owns Wheeler Interests, LLC (“WI”) and Wheeler Real Estate, LLC (“WRE”) (collectively the “Operating Companies”). The Operating Companies are Taxable REIT Subsidiaries (“TRS”) to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization include renewal and renegotiations of current leases, estimates of new leases on vacant spaces, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below current estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects for vacant spaces and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell an impairment expense is recognized. The Company estimates fair value, less estimated closing costs based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2021 and 2020.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2021 and 2020.

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

Restricted cash represents amounts held by lenders for real estate taxes, insurance, reserves for capital improvements, leasing costs, tenant security deposits and funds restricted by lender for redemption of Series D Preferred.

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

Tenant Receivables

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2021 and 2020, the Company’s allowance for uncollectible tenant receivables totaled $633 thousand and $994 thousand, respectively.

Above and Below Market Lease Intangibles, net

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

The PPP funds were received in the form of a promissory note, dated April 24, 2020 (the “Promissory Note”), between the Company and KeyBank as the lender. Under the terms of the CARES Act, the Promissory Note was forgiven during the year ended December 31, 2021 and the corresponding forgiveness of the liability was recorded as "other income" on the consolidated statements of operations.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including stock purchase warrants and convertible notes, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The assumptions used in these fair value estimates are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Debt Issuance Costs

The Company may incur debt issuance costs in connection with raising funds through debt. These costs may be paid in the form of cash, or equity (such as warrants and convertible notes). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. Debt issuance costs are presented as a direct deduction from the carrying value of the associated debt liability in the consolidated balance sheets.

Operating Partnership Purchase of Stock

The Operating Partnership purchased 71,343 shares of the Series D Preferred on September 22, 2020 from an unaffiliated investor at $15.50 per share. The Company considers the purchase of the REIT's equity securities to be retired in the consolidated financial statements. See Note 8 for additional details.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2021 and 2020, there were $5.77 million and $4.48 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net." Additionally, certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives monthly payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income.

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

The Company recognizes lease termination fees, which are included in "other revenues" on the consolidated statements of operations, in the year that the lease is terminated and collection of the fee is reasonably assured. Upon early lease termination, the Company records losses related to unrecovered intangibles and other assets.

Beginning in April 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company evaluated each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests ultimately result in concessions or modification of agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Financial Accounting Standards Board (the "FASB") issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. The Lease Modification Q&A clarifies that entities may elect to treat qualifying lease concessions as if they were based on enforceable rights and obligations, and may choose to apply or not to apply modification accounting to those qualifying concessions. Qualifying concessions must be in response to COVID-19 and not have a substantial increase in the lessee’s obligation or the lessor’s rights under the contract. The Company has elected not to apply ASC 842 modification guidance for concessions that did not increase the lease term, generally these concessions do not impact the overall economics of the lease. Concessions that extend the lease term are accounted for under ASC 842, lease modification guidance.
The below table disaggregates the Company’s revenue by type of service for the years ended December 31, 2021 and 2020 (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

	Years Ended December 31,
	2021	2020

Minimum rent	$45,896	$46,349
Tenant reimbursements - variable lease revenue	13,120	13,273
Straight-line rents	1,060	1,155
Percentage rent - variable lease revenue	531	393
Lease termination fees	139	178
Other	803	786
Total	61,549	62,134
Credit losses on operating lease receivables	(239)	(1,131)
Total	$61,310	$61,003

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

    Corporate General and Administrative Expense

    Corporate general & administrative expenses consist of the following (in thousands):

	Years Ended December 31,
	2021	2020
Professional fees	$3,116	$2,466
Corporate administration (1)	1,771	1,240
Compensation and benefits	1,465	1,589
Capital and debt financing costs	438	291
Advertising costs for leasing activities	119	117
Other	231	128
Total	$7,140	$5,831
(1) Includes $169 thousand in annual rental payments for the year ended December 31, 2021 for the Company's office space headquarters that had a sale leaseback in December 2020.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
Other Expense

Other expense represents costs which are non-operating in nature. Other expenses were $185 thousand for the year ended December 31, 2021, and consist of legal settlement costs. Other expenses were $1.04 million for the year ended December 31, 2020, and include legal settlement costs and reimbursement of 2019 proxy costs, see Note 11 for additional details.

Lease Commitments

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

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. The consolidated statements of operations reported within prior year's Form 10-K, fiscal year ended December 31, 2020, presented net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts of $13.56 million and $1.40 per share, respectively. On November 3, 2021, common stockholders of the Company voted to amend the Company’s Charter to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred. As a result, the net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts have been restated to conform with this amendment, resulting in net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts of $9.29 million and $0.96 per share, respectively, for the year ended December 31, 2020.

No other reclassifications had an effect on net income, total assets, total liabilities or equity. The revenue from interest income was reclassified from interest expense on the consolidated statements of operations for consistency with current period presentation.

3. Real Estate

Investment properties consist of the following (in thousands):

	December 31,
	2021	2020
Land and land improvements	$96,752	$97,117
Buildings and improvements	357,606	354,738
Investment properties at cost	454,358	451,855
Less accumulated depreciation	(67,628)	(59,191)
Investment properties, net	$386,730	$392,664

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)
The Company’s depreciation expense on investment properties was $11.07 million and $11.32 million for the years ended December 31, 2021 and 2020, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At December 31, 2021, assets held for sale included Walnut Hill Plaza, as the Company has committed to a plan to sell the property. At December 31, 2020, assets held for sale included Columbia Fire Station, Berkley Shopping Center, a 0.75 acre land parcel at Berkley (the "Berkley Land Parcel") and two outparcels at Rivergate Shopping Center.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expenses for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Walnut Hill Plaza	$100	$—
Columbia Fire Station	2,200	600
Total	$2,300	$600

As of December 31, 2021 and 2020, assets held for sale and associated liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Investment properties, net	$1,824	$12,593
Rents and other tenant receivables, net	18	132
Above market leases, net	—	153
Deferred costs and other assets, net	205	194
Total assets held for sale	$2,047	$13,072

	December 31,
	2021	2020
Loans payable	$3,145	$12,838
Below market leases, net	—	25
Accounts payable, accrued expenses and other liabilities	236	261
Total liabilities associated with assets held for sale	$3,381	$13,124

The following properties were sold during the years ended December 31, 2021 and 2020 (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)

Disposal	Property	Contract Price	Gain (Loss)	Net Proceeds
November 17, 2021	Columbia Fire Station	$4,250	$(88)	$3,903
August 31, 2021	Rivergate Shopping Center Out Parcel	3,700	1,915	3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres)	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	4,150	176	3,937
December 31, 2020	Riversedge North	3,000	49	2,843
January 21, 2020	St. Matthews	1,775	(26)	1,665

4. Deferred Costs
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands):

	December 31,
	2021	2020
Leases in place, net	$7,519	$10,233
Ground lease sandwich interest, net	1,667	1,941
Lease origination costs, net	1,474	1,334
Tenant relationships, net	853	1,308
Legal and marketing costs, net	14	22
Other	446	592
Total deferred costs and other assets, net	$11,973	$15,430
As of December 31, 2021 and 2020, the Company’s intangible accumulated amortization totaled $62.94 million and $60.33 million, respectively. During the years ended December 31, 2021 and 2020, the Company’s intangible amortization expense totaled $3.73 million and $5.97 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands):

For the Years Ended December 31,	Leases in place, net	Ground lease sandwich interest, net	Lease origination costs, net	Tenant relationships, net	Legal & marketing costs, net	Total
2022	$2,092	$274	$230	$349	$6	$2,951
2023	1,612	274	213	222	5	2,326
2024	1,111	274	194	126	3	1,708
2025	794	274	160	62	—	1,290
2026	422	274	136	11	—	843
Thereafter	1,488	297	541	83	—	2,409
	$7,519	$1,667	$1,474	$853	$14	$11,527

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Loans Payable
The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2021	December 31, 2020
Litchfield Market Village	$46,057	5.50%	November 2022	$7,312	$7,418
Twin City Commons	$17,827	4.86%	January 2023	2,843	2,915
Walnut Hill Plaza	$26,850	5.50%	March 2023	3,145	3,287
New Market	$48,747	5.65%	June 2023	6,291	6,508
Benefit Street Note (3)	$53,185	5.71%	June 2023	6,914	7,145
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,488	5,567
JANAF	$333,159	4.49%	July 2023	47,065	48,875
First National Bank (6) (7)	$24,656	LIBOR + 350 basis points	August 2023	789	1,045
Lumber River (7)	$10,723	LIBOR + 350 basis points	September 2023	1,296	1,367
Tampa Festival	$50,797	5.56%	September 2023	7,753	7,920
Forrest Gallery	$50,973	5.40%	September 2023	8,060	8,226
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,259	11,473
JANAF Bravo	$35,076	5.00%	May 2024	5,936	6,263
Cypress Shopping Center	$34,360	4.70%	July 2024	6,031	6,163
Port Crossing	$34,788	4.84%	August 2024	5,778	5,909
Freeway Junction	$41,798	4.60%	September 2024	7,431	7,582
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,267	3,343
Bryan Station	$23,489	4.52%	November 2024	4,226	4,312
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,861	8,001
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,757	5,892
Folly Road	$41,482	4.65%	March 2025	7,063	7,223
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,483	4,553
JANAF BJ's	$29,964	4.95%	January 2026	4,725	4,844
Tuckernuck	$32,202	5.00%	March 2026	5,052	5,193
Chesapeake Square	$23,857	4.70%	August 2026	4,192	4,279
Berkley/Sangaree/Tri-County	Interest only	4.78%	December 2026	6,176	9,400
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,277	8,404
Village of Martinsville	$89,664	4.28%	July 2029	15,589	15,979
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate	$100,222	4.25%	September 2031	18,430	21,164
Convertible Notes	Interest only	7.00%	December 2031	33,000	—
Columbia Fire Station	Interest only	14.00%	July 2021	—	3,893
Powerscourt Financing Agreement	Interest only	13.50%	March 2023	—	25,000
Total Principal Balance (1)				346,262	353,916
Unamortized debt issuance cost (1)				(9,834)	(6,812)
Total Loans Payable, including assets held for sale				336,428	347,104
Less loans payable on assets held for sale, net loan amortization costs				3,145	12,838
Total Loans Payable, net				$333,283	$334,266
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by LaGrange Marketplace, Ridgeland and Georgetown.
(3) Collateralized by Ladson Crossing, Lake Greenwood Crossing and South Park.
(4) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(5) Collateralized by Clover Plaza, South Square, St. George, Waterway Plaza and Westland Square.
(6) Collateralized by Surrey Plaza and Amscot Building.
(7) Certain loans bear interest at a variable interest rate equal to LIBOR or another index rate, subject to a floor, in each case plus or minus a specified margin.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

Rights Offering and Convertible Notes

On July 22, 2021, the Company commenced the rights offering (the “Rights Offering”) for the purchase of up to $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”). On August 13, 2021, the Rights Offering expired. Pursuant to the Rights Offering, the Company distributed to holders of its Common Stock, as of 5:00 p.m. New York City time on June 1, 2021 (the “Record Date”), non-transferable subscription rights to purchase Convertible Notes. Each holder of the Company’s Common Stock as of the Record Date received one right for each eight shares of the Company’s Common Stock owned, and each right entitled a holder to purchase $25.00 principal amount of Convertible Notes. The Rights Offering was made pursuant to an effective registration statement filed with the U.S. Securities and Exchange Commission. The aggregate principal amount of Convertible Notes issued in the Rights Offering was $30.00 million. The Rights Offering was backstopped by Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purpose Alternative Credit Fund – T LLC, and AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) in the amount of $2.19 million in aggregate principal. On October 12, 2021, the Backstop Parties and their assignee elected to exercise their “accordion right” in full and purchased from the Company an additional $3.00 million in aggregate principal amount of the Company’s Convertible Notes. The Convertible Notes contain debt issuance costs aggregating $7.10 million which is being amortized over the life of the Convertible Notes.

On August 13, 2021, the Company, as Issuer, and Wilmington Savings Fund Society, FSB., as Trustee, entered into an
Indenture governing the terms of the Convertible Notes (the "Indenture").

The Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year, commencing on December 31, 2021.

The Convertible Notes are subordinate and junior in right of payment to the Company's obligations to the holders of senior indebtedness, and that in the case of any insolvency, receivership, conservatorship, reorganization, readjustment of debt, marshalling of assets and liabilities or similar proceedings or any liquidation or winding-up of or relating to the Company as a whole, whether voluntary or involuntary, all obligations to holders of senior indebtedness shall be entitled to be paid in full before any payment shall be made on account of the principal or interest on the Convertible Notes.

Interest on the Convertible Notes is payable, at the Company's election: (a) in cash; (b) in shares of Series B
Preferred; (c) in shares of Series D Preferred; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of Series B Preferred and Series D Preferred paid as interest on the Convertible Notes, each share of Series B Preferred and Series D Preferred shall be deemed to have a value equal to the product of (x) the average of the VWAPs (as defined in the Indenture) for the Series B Preferred or the Series D Preferred, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55. During the year ended December 31, 2021, interest related to the Convertible Notes was $886 thousand and paid with 113,709 shares of Series D Preferred, which when adjusted for the VWAP discount represents interest expense of $1.61 million.

The Convertible Notes are convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $6.25 per share of the Company’s Common Stock (the “Conversion Price”); provided, however, that if at any time after September 21, 2023, holders of the Series D Preferred have required the Company to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred, then the Conversion Price will be adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55. After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company's option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the "Redemption Price"). The Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).
Powerscourt Financing Agreement

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

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

In conjunction with the Powerscourt Financing Agreement, the Company issued to Powerscourt XXII, LP a warrant (the "Powerscourt Warrant") to purchase 496,415 shares of Common Stock for $3.12 per share (the "Powerscourt Warrant Agreement"). The Powerscourt Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after December 22, 2020 (the "Effective Date") and before the date that is the 36-month anniversary of the Effective Date.

Additionally, the Company entered into a registration rights agreement with the holders from time to time of the Powerscourt Warrant, dated as of December 22, 2020 (the “Powerscourt Registration Rights Agreement”), accordingly, the Company registered the resale of the common stock underlying the Powerscourt Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain as of December 31, 2021.

Wilmington Financing Agreement

On March 12, 2021, the Company entered into a financing agreement (the "Wilmington Financing Agreement") as borrower, certain subsidiaries of the Company from time to time party thereto, as guarantors (together with the Company, the "Loan Parties"), the lenders from time to time party thereto, and Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent. The Wilmington Financing Agreement provided for a term loan in the aggregate principal amount of $35.00 million. The proceeds of the Wilmington Financing Agreement were intended for the following: (i) to payoff the Company's indebtedness on the Powerscourt Financing Agreement, (ii) to fund the redemption of certain shares of the Company's 8.75% Series D Preferred and (iii) to pay fees and expenses in connection with the transactions contemplated by the Wilmington Financing Agreement. The Wilmington Financing Agreement is at a rate of 8.00% and matures in March 2026 with quarterly interest only payments beginning on April 15, 2021. Any payment or repayment of principal will be made with a premium equal to 5% of the amount repaid or prepaid, a total of $1.75 million.

The obligations of the Company under the Wilmington Financing Agreement were secured by liens on certain assets of the Company and certain of the Company's subsidiaries, including mortgages on the properties within the Company's portfolio. The Wilmington Financing Agreement also contains covenants that restrict, among other things the ability of the Company and its subsidiaries to create liens, incur indebtedness, make certain investments, merge or consolidate, dispose of assets, pay certain dividends and make certain other restricted payments or certain equity issuances, change the nature of their businesses, enter into certain transactions with affiliates and change their governing documents.

Pursuant to the Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the "Wilmington Warrant") to purchase in the aggregate, 1,061,719 shares of Common Stock in three tranches: warrants to purchase an aggregate of 510,204 shares at an exercise price of $3.430 per share ("Tranche A"); warrants to purchase an aggregate of 424,242 shares at an exercise price of $4.125 per share ("Tranche B"); and warrants to purchase an aggregate of 127,273 shares at an exercise price of $6.875 per share ("Tranche C") (the "Wilmington Warrant Agreement"). The Wilmington Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the "Effective Date") and before the maturity date of the Wilmington Financing Agreement.

In connection with the Wilmington Financing Agreement, the Company entered into a registration rights agreement with the holders from time to time of the Wilmington Warrants, dated as of March 12, 2021 (the "Wilmington Registration Rights Agreement"), accordingly, the Company registered the resale of the common stock underlying the Wilmington Warrant on a Form S-11 Registration Statement which became effective on May 25, 2021.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

On December 21, 2021, the principal balance on the Wilmington Financing Agreement was paid in full. The Wilmington Warrant Agreement and the Wilmington Registration Rights Agreement remain as of December 31, 2021.

KeyBank Credit Agreement

The KeyBank Credit Agreement was paid in full as of December 22, 2020. The KeyBank Credit Agreement had the following activity during the year ended December 31, 2020:

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

First National Bank Amendment

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

Lumber River Extensions

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

5. Loans Payable (continued)

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

Tuckernuck Extension and Refinance

On November 1, 2020, the Company entered into a Second Amended Forbearance Agreement to extend the Tuckernuck Loan to February 1, 2021 with monthly principal and interest payments of $34 thousand.

On February 2, 2021, the Company refinanced the Tuckernuck Loan for $5.15 million at a rate of 5.00%. The loan matures on March 1, 2026 with monthly principal and interest payments of $32 thousand.

Rivergate Extensions and Refinance

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

Columbia Fire Station Extension and Payoff

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

Berkley/Sangaree/Tri-County Paydown

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

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of December 31, 2021, including assets held for sale, are as follows (in thousands):

For the years ended December 31,
2022	$13,567
2023	89,288
2024	50,490
2025	92,016
2026	23,531
Thereafter	77,370
Total principal repayments and debt maturities	$346,262

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contain terms and features that give rise to derivative liability classification. In determining the initial fair value of the Powerscourt Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of $3.12 per share , Common Stock price $2.75, contractual term to maturity 3.0 years, expected Common Stock volatility 72.00% and risk-free interest rate 0.17%. In determining the initial fair value of the Wilmington Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of each of the three tranches within the Wilmington Warrant Agreement as described in Note 5, Common Stock price $3.75, contractual term to maturity 5.0 years, expected Common Stock volatility 54.72% and risk-free interest rate 0.91%.

In measuring the warrant liability at December 31, 2021 and 2020, the Company used the following inputs in its Monte Carlo Model:

	For the Years Ended December 31,
	2021	2020
Range of exercise prices	$3.120 - $6.875	$3.12
Common Stock price	$1.94	$2.75
Weighted average contractual term to maturity	3.5 years	3.0 years
Range of expected market volatility %	70.12% - 81.00%	72.00%
Range of risk-free interest rate	0.72% - 1.16%	0.17%

Fair Value of Conversion Features Related to Convertible Notes

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a multinomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-free rate and term. The multinomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. In determining the initial fair value of the embedded derivatives, the Company used the following inputs in its multinomial lattice model; initial conversion price within the Convertible Notes was $6.25, Common Stock price of $2.94, dividend rate of 0%, expected Common Stock volatility 50.00%, risk-free interest rate 1.53% and contractual term to maturity was 10.3 years.

In measuring the embedded derivative liability at December 31, 2021, the Company used the following inputs in its multinomial lattice model:

Conversion price	$6.25
Common Stock price	$1.94
Contractual term to maturity	10.1 years
Expected market volatility %	80.00%
Risk-free interest rate	1.51%

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Derivative Liabilities (continued)
The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands):

Balance December 31, 2019	$—
Issuance of Powerscourt Warrant	594
Balance December 31, 2020	594
Issuance of Wilmington Warrant	2,018
Issuance of embedded derivative	5,932
Changes in fair value	(3,768)
Balance December 31, 2021	$4,776

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2021 are as follows (in thousands):

For the years ended December 31,
2022	$47,232
2023	43,305
2024	35,993
2025	28,701
2026	20,382
Thereafter	51,921
Total minimum rents	$227,534

8. Equity and Mezzanine Equity

The Company has authority to issue 215,000,000 shares of stock, consisting of 200,000,000 shares of $0.01 par value Common Stock (“Common Stock”) and 15,000,000 shares of preferred stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock (“Series B Preferred”), 6,000,000 shares as Series D Cumulative Convertible Preferred Stock ("Series D Preferred") and 4,500 shares of Series A Preferred Stock ("Series A Preferred").

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 98.59% and 98.53% interest in the Operating Partnership as of December 31, 2021 and 2020, respectively. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders. As of December 31, 2021 and 2020, there were 15,227,758 of common units outstanding with the Trust owning 15,012,415 and 15,003,329, respectively, of these common units.

Series A Preferred Stock

At December 31, 2021 and 2020, the Company had 562 shares without par value Series A Preferred issued and outstanding and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred.

Series B Preferred Stock

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

At December 31, 2021 and 2020, the Company had 1,872,448 and 1,875,748 shares, issued and outstanding, respectively, without par value Series B Preferred with a $25.00 liquidation preference per share, or $46.81 million and $46.90 million, respectively. Holders of Series B Preferred shares have the right to receive, only when and as authorized by the Board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cash dividends, at a rate of 9% per annum of the $25 liquidation preference per share. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock and Tender Offers

At December 31, 2021 and 2020, the Company had 3,152,392 and 3,529,293 issued and outstanding, respectively, of Series D Preferred, without par value with a $25.00 liquidation preference per share, and a liquidation value of $104.97 million and $109.13 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holder’s will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. On September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

The Series D Preferred requires the Company maintain asset coverage of at least 200%. If we fail to maintain asset coverage of at least 200% calculated by determining the percentage value of (i) our total assets plus accumulated depreciation and accumulated amortization minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) (exclusive of the book value of any Redeemable and Term Preferred Stock (defined below)) over (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of outstanding shares of our Series D Preferred and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (“Asset Coverage Ratio”), and such failure is not cured by the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter, or the “Asset Coverage Cure Date,” then we will be required to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having a coverage ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption. In connection with any redemption for failure to maintain the Asset Coverage Ratio, we may, in our sole option, redeem any shares of Redeemable and Term Preferred Stock we select, including on a non-pro rata basis. We may elect not to redeem any Series D Preferred to cure such failure as long as we cure our failure to meet the Asset Coverage Ratio by or on the Asset Coverage Cure Date. If shares of Series D Preferred are to be redeemed for failure to maintain the Asset Coverage Ratio, such shares will be redeemed solely in cash at a redemption price equal to $25.00 per share plus an amount equal to all accrued but unpaid dividends, if any, on such shares (whether or not declared) to and including the redemption date.

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

The Company through “modified Dutch auction” tender offers on the Series D Preferred accepted for purchase 387,097 shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million on March 12, 2021 and 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million on May 15, 2021, both excluding fees and expenses.

The changes in the carrying value of the Series D Preferred for the years ended December 31, 2021 and 2020 is as follows (in thousands):

Series D Preferred
Balance December 31, 2019	$87,225
Accretion of Preferred Stock discount	590
Undeclared dividends	9,581
Redemption of Preferred Stock	(1,833)
Balance December 31, 2020	95,563
Accretion of Preferred Stock discount	513
Undeclared dividends	8,237
Paid-in-kind interest, issuance of Preferred Stock	1,610
Redemption of Preferred Stock	(13,375)
Balance December 31, 2021	$92,548

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

As of December 31, 2021 and 2020, the below shares are able to be converted to Common Stock. The common units, Series B Preferred, Series D Preferred, warrants and Convertible Notes have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2021		December 31, 2020
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	215,343	215,343	224,429	224,429
Series B Preferred Stock	1,872,448	1,170,280	1,875,748	1,172,343
Series D Preferred Stock	3,152,392	6,189,366	3,529,293	5,202,378
Warrants to purchase Common Stock	—	1,558,134	—	496,415
Convertible Notes	—	31,801,297	—	—

Dividends

On November 3, 2021, common stockholders of the Company voted to amend the Company’s Charter to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred.

The following table summarizes the Series D Preferred dividends (in thousands except for per share amounts):

	Series D Preferred
Record Date/Arrears Date	Arrears	Per Share

For the year ended December 31, 2021	$8,167	$2.59

For the year ended December 31, 2020	$9,488	$2.69

There were no dividends declared to holders of Common Stock for the years ended December 31, 2021 and 2020.

The total cumulative dividends in arrears for Series D Preferred (per share $8.30) as of December 31, 2021 is $26.16 million.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's stockholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of December 31, 2021, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan and there were no shares issued in 2021 or 2020.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's stockholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2021	5,000	$14
2020	—	—

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

As of December 31, 2021, there are 127,707 shares available for issuance under the Company’s 2016 Incentive Plan.

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

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2021 and 2020, the weighted average remaining lease term of our leases is 31 and 32 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments and include escalation clauses and renewal options as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	Expiration Year
Amscot	$26	$25	2045
Beaver Ruin Village	54	54	2054
Beaver Ruin Village II	22	22	2056
Moncks Corner	121	121	2040
Devine Street (1)	396	396	2051
JANAF (2)	268	282	2069
Riversedge corporate headquarters office space, Virginia Beach, VA	169	—	2030
Total rent expense	$1,056	$900
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $118 thousand and $131 thousand in variable percentage rent, during the years ended December 31, 2021 and 2020, respectively.

Supplemental information related to leases is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$902	$583
Leased assets obtained in exchange for new operating lease liabilities	$—	$1,285

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of December 31, 2021 and a reconciliation of those cash flows to the operating lease liabilities at December 31, 2021 are as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Lease Commitments (continued)

For the years ended December 31,
2022	$905
2023	907
2024	909
2025	913
2026	943
Thereafter	22,843
Total minimum lease payments (1)	27,420
Discount	(14,380)
Operating lease liabilities	$13,040
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

10. Commitments and Contingencies

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Southeast, Mid-Atlantic and Northeast, which markets represented approximately 62%, 34% and 4%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.
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

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging breach of his employment contract. Mr. Kelly claims that his employment was improperly terminated, that he is owed severance pay and related benefits pursuant to his employment agreement, and seeks damages of $400 thousand, plus unpaid bonuses and benefits, pre- and post-judgment interest, attorneys’ fees, and costs. The Company is defending the action on the grounds that Mr. Kelly’s employment was properly terminated for cause and no severance is owed to him. Trial is set for March 2022. At this juncture, the outcome of the matter cannot be predicted.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”), in the United States District Court for the District of Maryland. The complaint alleges that the Company amended provisions of its Articles Supplementary in 2018 governing the issuance of the Company’s Series D Preferred in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred. The complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (continued)

an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which was denied. The JCP Plaintiffs have filed a Motion For Partial Summary Judgment, as to which the Company and the Individual Defendants filed oppositions. The Court has not yet ruled on the Motion. At this early juncture, the outcome of the litigation is uncertain.

Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. On October 25, 2021, Steamboat Capital Partners Master Fund, LP, a Cayman Islands exempted limited partnership and stockholder of the Company, and Steamboat Capital Partners II, LP, a Delaware limited partnership and stockholder of the Company, filed suit against the Company in the Circuit Court for Baltimore County, Maryland. The complaint alleges that the Company's rights offering of convertible debt to the Company's common stockholders, and the notes issued pursuant to the rights offering, breached the provisions of the Company's governing documents and violated the rights of the holders of the Series B Preferred and Series D Preferred. Plaintiffs seek relief as follows: require the Company to pay all dividends accrued, as of the date of the rights offering, on the Series B Preferred and Series D Preferred, and prohibit the Company from paying interest on the notes held by the Company's common stockholders (upon exercise of the rights) until all accrued dividends on the Series B Preferred and Series D Preferred are paid. Plaintiffs also seek a declaration that the rights offering by the Company to its common stockholders, which resulted in the issuance of notes, when accrued Series B Preferred dividends and Series D Preferred dividends had not been fully paid, breached the provisions of the Company's governing documents. In addition, the complaint contends that the Company's amendment of its charter to remove the cumulative nature of dividends from the Series B Preferred cannot be applied retroactively. A trial date is set for May 2023. At this juncture, the outcome of the matter cannot be predicted.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.11 million, the principal amount of the bonds, as of December 31, 2021. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. The Company funded approximately $87 thousand and $0 thousand, during the years ended December 31, 2021 and 2020, respectively, in debt service shortfalls. No amounts have been accrued for this as of December 31, 2021 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

Tax Protection Agreement

In 2016, in connection with the acquisition of Berkley and Sangaree/Tri-County, the Operating Partnership entered into a tax protection agreement that obligates the Operating Partnership to reimburse Jon Wheeler, the Company's former CEO, for his tax liabilities resulting from the recognition of certain taxable income or gain in the event the Operating Partnership takes certain action prior to November 10, 2023 with respect to Sangaree Plaza, Tri-County Plaza and Berkley. No liability was recorded as of December 31, 2021.

11. Related Party Transactions

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The related party amounts below reflect the activity between the Company and its affiliates for the years ended December 31, 2021 and 2020 (in thousands):

	2021	2020
Amounts paid to affiliates	$402	$106

Reimbursement of Proxy Solicitation Expenses

The Company agreed to reimburse the Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), for expenses it incurred in connection with the 2019 Stilwell Solicitation. At the 2019 annual meeting, our stockholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. This reimbursement was recorded on the consolidated statements of operations as "other expense". During the years ended December 31, 2021 and 2020, the Company reimbursed the Stilwell Group $369 thousand and $70 thousand, respectively, for these costs. As of December 31, 2021, the Company had reimbursed the Stilwell Group in full for these expenses.

12. Subsequent Events

Walnut Hill Plaza

On January 11, 2022, the Company sold Walnut Hill Plaza for a contract price of $1.99 million, resulting in a paydown of $1.79 million on the Walnut Hill Plaza Loan. On February 17, 2022, the Company paid the remaining loan balance of $1.34 million in full.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2021

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
		(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2021	$994	$239	$(600)	$633
Year Ended December 31, 2020	$3,293	$1,131	$(3,430)	$994

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2021

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	158	—	942	4,503	5,445
Surrey Plaza	381	1,857	196	—	381	2,052	2,433
Tuckernuck	2,115	6,719	1,261	—	2,171	7,925	10,096
Twin City Commons	800	3,041	134	—	800	3,175	3,975
Walnut Hill Plaza (1)	634	2,414	1,353	—	634	3,767	4,401
Tampa Festival	4,653	6,691	905	—	4,695	7,554	12,249
Forrest Gallery	3,015	7,455	1,054	—	3,015	8,509	11,524
Winslow Plaza	1,325	3,684	228	—	1,370	3,867	5,237
Clover Plaza	356	1,197	29	—	356	1,226	1,582
St. George Plaza	706	1,264	90	—	752	1,308	2,060
South Square	353	1,911	328	—	479	2,112	2,591
Westland Square	887	1,710	150	—	901	1,846	2,747
Waterway Plaza	1,280	1,248	214	—	1,299	1,443	2,742
Cypress Shopping Center	2,064	4,579	301	—	2,064	4,880	6,944
Harrodsburg Marketplace	1,431	2,485	85	—	1,515	2,486	4,001
Port Crossing Shopping Center	792	6,921	224	—	792	7,145	7,937
LaGrange Marketplace	390	2,648	306	—	430	2,914	3,344
DF I-Courtland (1)	196	—	—	—	196	—	196
DF I-Edenton (1)	746	—	—	—	746	—	746
Freeway Junction	1,521	6,755	89	—	1,521	6,844	8,365
Bryan Station	1,658	2,756	338	—	1,808	2,945	4,753
Crockett Square	1,546	6,834	183	—	1,565	6,998	8,563
Harbor Point (1)	1,538	—	(359)	—	1,179	—	1,179
Pierpont Centre	484	9,221	192	—	686	9,210	9,896
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	1,820	—	716	9,395	10,111
Butler Square	1,024	6,401	314	—	1,024	6,714	7,738
Brook Run Shopping Center	2,209	12,919	695	—	2,377	13,446	15,823
Beaver Ruin Village	2,604	8,284	117	—	2,619	8,386	11,005
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967
Chesapeake Square	895	4,112	1,045	—	1,269	4,783	6,052
Sunshine Plaza	1,183	6,368	539	—	1,268	6,822	8,090
Barnett Portfolio	3,107	8,912	422	—	3,243	9,198	12,441
Grove Park	722	4,590	121	—	790	4,642	5,432
Parkway Plaza	772	4,230	32	—	778	4,256	5,034
Fort Howard Square	1,890	7,350	314	—	1,952	7,602	9,554
Conyers Crossing	2,034	6,820	239	—	2,034	7,059	9,093
Darien Shopping Center	188	1,054	(17)	—	188	1,037	1,225
Devine Street	365	1,941	(4)	—	365	1,937	2,302
Folly Road	5,992	4,527	24	—	5,992	4,551	10,543
Georgetown	742	1,917	126	—	753	2,031	2,784

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Ladson Crossing	$2,981	$3,920	$83	—	$3,052	$3,933	$6,985
Lake Greenwood Crossing	550	2,499	41	—	550	2,540	3,090
Lake Murray	447	1,537	36	—	447	1,573	2,020
Litchfield I	568	929	76	—	572	1,001	1,573
Litchfield II	568	936	31	—	572	963	1,535
Litchfield Market Village	2,970	4,716	217	—	3,046	4,857	7,903
Moncks Corner	—	1,109	9	—	—	1,118	1,118
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	824	—	3,182	6,184	9,366
South Lake	804	2,025	952	—	804	2,977	3,781
South Park	943	2,967	114	—	1,005	3,019	4,024
Sangaree	2,302	2,922	668	—	2,503	3,389	5,892
Tri-County	411	3,421	376	—	635	3,573	4,208
Riverbridge	774	5,384	—	—	774	5,384	6,158
Laburnum Square	3,735	5,929	232	—	3,826	6,069	9,895
Franklin Village	2,608	9,426	134	—	2,674	9,494	12,168
Village at Martinsville	5,208	12,879	692	—	5,228	13,552	18,780
New Market Crossing	993	5,216	363	—	1,042	5,530	6,572
Rivergate Shopping Center	1,537	29,177	1,168	—	1,688	30,195	31,883
JANAF	8,267	66,549	867	—	8,467	67,216	75,683
Totals	$94,356	$343,687	$20,173	$—	$97,388	$360,826	$458,214

(1) Net of impairment expenses.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Amscot Building (2)		$253	5/15/2004		5-40 years
Lumber River Village	$1,296	1,276		11/16/2012	5-40 years
Surrey Plaza (2)		586		12/21/2012	5-40 years
Tuckernuck	5,052	2,237		11/16/2012	5-40 years
Twin City Commons	2,843	899		12/18/2012	5-40 years
Walnut Hill Plaza	3,145	2,576		12/14/2007	5-15 years
Tampa Festival	7,753	2,149		8/26/2013	5-40 years
Forrest Gallery	8,060	2,526		8/29/2013	5-40 years
Winslow Plaza	4,483	1,091		12/19/2013	5-40 years
Clover Plaza	1,915	277		12/23/2013	5-40 years
St. George Plaza	2,414	301		12/23/2013	5-40 years
South Square	1,966	413		12/23/2013	5-40 years
Westland Square	2,508	385		12/23/2013	5-40 years
Waterway Plaza	2,456	315		12/23/2013	5-40 years
Cypress Shopping Center	6,031	1,037		7/1/2014	5-40 years
Harrodsburg Marketplace	3,267	560		7/1/2014	5-40 years
Port Crossing Shopping Center	5,778	2,070		7/3/2014	5-40 years
LaGrange Marketplace (6)		673		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)		—		8/15/2014	N/A
Freeway Junction	7,431	1,492		9/4/2014	5-40 years
Bryan Station	4,226	669		10/2/2014	5-40 years
Crockett Square	6,338	1,592		11/5/2014	5-40 years
Harbor Point (undeveloped land)		—		11/21/2014	N/A
Pierpont Centre	7,861	1,916		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace	5,750	2,015		4/1/2015	5-40 years
Butler Square	5,640	1,226		4/15/2015	5-40 years
Brook Run Shopping Center	10,950	4,116		6/2/2015	5-40 years
Beaver Ruin Village (3)		1,518		7/1/2015	5-40 years
Beaver Ruin Village II (3)		511		7/1/2015	5-40 years
Chesapeake Square	4,192	1,182		7/10/2015	5-40 years
Sunshine Plaza	5,900	1,300		7/21/2015	5-40 years
Barnett Portfolio	8,770	1,818		8/21/2015	5-40 years
Grove Park	3,800	972		9/9/2015	5-40 years
Parkway Plaza	3,500	807		9/15/2015	5-40 years
Fort Howard Square	7,100	1,364		9/30/2015	5-40 years
Conyers Crossing	5,960	1,485		9/30/2015	5-40 years
Darien Shopping Center		153		4/12/2016	5-40 years
Devine Street		300		4/12/2016	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Folly Road	$7,063	$734		4/12/2016	5-40 years
Georgetown (6)		328		4/12/2016	5-40 years
Ladson Crossing (5)		660		4/12/2016	5-40 years
Lake Greenwood Crossing (5)		417		4/12/2016	5-40 years
Lake Murray		275		4/12/2016	5-40 years
Litchfield I (4)		186		4/12/2016	5-40 years
Litchfield II (4)		157		4/12/2016	5-40 years
Litchfield Market Village (4)		820		4/12/2016	5-40 years
Moncks Corner		196		4/12/2016	5-40 years
Ridgeland (6)		78		4/12/2016	5-40 years
Shoppes at Myrtle Park	5,757	1,147		4/12/2016	5-40 years
South Lake		404		4/12/2016	5-40 years
South Park (5)		480		4/12/2016	5-40 years
Sangaree (1)		802		11/10/2016	5-40 years
Tri-County (1)		662		11/10/2016	5-40 years
Riverbridge	4,000	875		11/15/2016	5-40 years
Laburnum Square	7,665	983		12/7/2016	5-40 years
Franklin Village	8,277	1,338		12/12/2016	5-40 years
Village at Martinsville	15,589	2,255		12/16/2016	5-40 years
New Market Crossing	6,291	855		12/20/2016	5-40 years
Rivergate Shopping Center	18,430	4,261		12/21/2016	5-40 years
JANAF Shopping Center	57,726	7,785		1/18/2018	5-40 years
Totals		$69,758
(1) Properties secure a $6.2 million mortgage note.
(2) Properties secure a $789 thousand mortgage note.
(3) Properties secure a $9.4 million mortgage note.
(4) Properties secure a $7.3 million mortgage note.
(5) Properties secure a $6.9 million mortgage note.
(6) Properties secure a $5.5 million mortgage note.

Schedule III-Real Estate and Accumulated Depreciation (Continued)

	2021	2020
	(in thousands)
Balance at beginning of period	$464,814	$468,499
Additions during the period:
Acquisitions	—	—
Improvements	4,997	3,066
Impairments	(2,300)	(600)
Disposals	(9,297)	(6,151)
Balance at end of period	$458,214	$464,814

Exhibit

3.1	Articles of Amendment and Restatement of the Registrant (Filed as exhibit to Form 8-K, filed on August 8, 2016).

3.2	Articles of Supplementary of the Registrant dated September 16, 2016 (Filed as exhibit to Form 8-K, filed on September 20, 2016).

3.3	Articles of Supplementary of the Registrant dated December 1, 2016 (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.4	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.5	Articles of Amendment and Restatement, effective March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.7	Amended and Restated Bylaws of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-177262) previously filed on February 14, 2012 pursuant to the Securities Act of 1933).

3.8	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.9	Certificate of Correction of Articles Supplementary (Filed as exhibit to Form 8-K, filed on May 4, 2018).

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

3.15	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form 8-K, filed on September 5, 2019).

3.16	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

3.17	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

3.18	Articles of Supplementary of the Registrant dated July 6, 2021 (Filed as an exhibit to Form 8-K, filed on July 8, 2021).

3.19	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on November 5, 2021).

3.20	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on November 29, 2021).

4.1	Form of Certificate of Common Stock of Registrant (Filed as exhibit to Form 8-K, filed on April 3, 2017).

4.2	Form of Certificate of Series B Preferred Stock of Registrant (Filed as exhibit to Form S-11/A (Registration No. 333-194831) previously filed on April 23, 2014 pursuant to the Securities Act of 1933).

4.3	Form of Certificate of Series D Preferred Stock of the Registrant (Filed as exhibit to Form 8-K, filed on September 20, 2016).

4.4	Description of Securities (Filed herewith).

4.5	Common Stock Purchase Warrant, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

4.6	Form of Common Stock Purchase Warrant, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

4.7
Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note). (Filed as an exhibit to Form 8-K, filed on August 16, 2021).

10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 8, 2015).

10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 16, 2016).

10.3	Employment Agreement with M. Andrew Franklin (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.4	Employment Agreement with Crystal Plum (Filed as exhibit to Form 8-K, filed on February 20, 2020).

10.5
Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.6	Tax Protection Agreement dated February 8, 2017 (Filed as exhibit to Form 8-K, filed on February 10, 2017).

10.7	Registration Rights Agreement, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).
10.8	Registration Rights Agreement dated March 12, 2021, (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.9	Amended and Restated Employment Agreement, by and between Wheeler Real Estate Investment Trust, Inc. and Crystal Plum, dated as of August 13, 2021 (Filed as an exhibit to Form 8-K on August 17, 2021).

21.1	Subsidiaries of Registrant (Filed herewith).

23.1	Consent of Cherry Bekaert LLP (Filed herewith).

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

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
By:	/s/ M. Andrew Franklin
M. Andrew Franklin
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Crystal Plum
Crystal Plum
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: February 28, 2022

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated. Each person whose signature appears below hereby constitutes and appoints each of M. Andrew Franklin and Crystal Plum as his or her attorney-in-fact and agent, with full power of substitution and resubstitution for him or her in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his or her substitutes may do or cause to be done by virtue hereof.

Signature	Title	Date
/S/ M. ANDREW FRANKLIN	CEO and President	February 28, 2022
M. Andrew Franklin	(Principal Executive Officer)

/S/ CRYSTAL PLUM	Chief Financial Officer	February 28, 2022
Crystal Plum	(Principal Financial Officer and Principal Accounting Officer)

/S/ STEFANI D. CARTER	Chair of Board	February 28, 2022
Stefani D. Carter
/S/ SAVERIO M FLEMMA	Director	February 28, 2022
Saverio M Flemma
/S/ MICHELLE D. BERGMAN	Director	February 28, 2022
Michelle D. Bergman
/S/ JOSEPH D. STILWELL	Director	February 28, 2022
Joseph D. Stilwell
/S/ PAULA J. POSKON	Director	February 28, 2022
Paula J. Poskon

/S/ KERRY G. CAMPBELL	Director	February 28, 2022
Kerry G. Campbell
/S/ E.J. BORRACK	Director	February 28, 2022
E.J. Borrack