Form 10-Q
period 2022-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2022-05-11
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 9, 2022, there were 9,723,093 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS:
Investment properties, net	$384,327	$386,730
Cash and cash equivalents	21,109	22,898
Restricted cash	15,709	17,521
Rents and other tenant receivables, net	8,839	9,233
Assets held for sale	519	2,047
Above market lease intangibles, net	2,185	2,424
Operating lease right-of-use assets	12,381	12,455
Deferred costs and other assets, net	14,967	11,973
Total Assets	$460,036	$465,281
LIABILITIES:
Loans payable, net	$331,143	$333,283
Liabilities associated with assets held for sale	—	3,381
Below market lease intangibles, net	3,180	3,397
Derivative liabilities	8,738	4,776
Operating lease liabilities	12,999	13,040
Accounts payable, accrued expenses and other liabilities	12,201	11,054
Total Liabilities	368,261	368,931
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,152,392 shares issued and outstanding; $107.09 million and $104.97 million aggregate liquidation value, respectively)	94,791	92,548

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 1,868,343 and 1,872,448 shares issued and outstanding, respectively; $46.71 million and $46.81 million aggregate liquidation preference)	41,121	41,189
Common Stock ($0.01 par value, 200,000,000 shares authorized 9,723,093 and 9,720,532 shares issued and outstanding, respectively)	97	97
Additional paid-in capital	234,319	234,229
Accumulated deficit	(280,951)	(274,107)
Total Stockholders’ Equity	(4,961)	1,861
Noncontrolling interests	1,945	1,941
Total Equity	(3,016)	3,802
Total Liabilities and Equity	$460,036	$465,281
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE:
Rental revenues	$15,332	$14,656
Other revenues	165	72
Total Revenue	15,497	14,728
OPERATING EXPENSES:
Property operations	5,250	4,884
Depreciation and amortization	3,616	3,716
Impairment of assets held for sale	660	—
Corporate general & administrative	1,264	1,582
Total Operating Expenses	10,790	10,182
(Loss) gain on disposal of properties	(15)	176
Operating Income	4,692	4,722
Interest income	13	—
Interest expense	(4,628)	(8,961)
Net changes in fair value of derivative liabilities	(3,962)	(347)
Other income	—	552
Other expense	(691)	—
Net Loss	(4,576)	(4,034)
Less: Net income attributable to noncontrolling interests	4	15
Net Loss Attributable to Wheeler REIT	(4,580)	(4,049)
Preferred Stock dividends - undeclared	(2,264)	(2,273)
Deemed contribution related to preferred stock redemption	—	4,389
Net Loss Attributable to Wheeler REIT Common Stockholders	$(6,844)	$(1,933)

Loss per share:
Basic and Diluted	$(0.70)	$(0.20)
Weighted-average number of shares:
Basic and Diluted	9,720,589	9,704,638

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	215,343	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	2,561	—	90	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	—	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)	—	4	(4,576)
Balance, March 31, 2022 (Unaudited)	562	$453	1,868,343	$41,121	9,723,093	$97	$234,319	$(280,951)	$(4,961)	215,343	$1,945	$(3,016)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Preferred Stock redemption discount	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net (Loss) Income	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	$453	1,875,748	$41,196	9,706,738	$97	$234,086	$(262,800)	$13,032	221,565	$1,921	$14,953

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,576)	$(4,034)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	2,788	2,691
Amortization	828	1,025
Loan cost amortization	420	3,642
Changes in fair value of derivative liabilities	3,962	347
Above (below) market lease amortization, net	23	(12)
Straight-line expense	8	9
Loss (gain) on disposal of properties	15	(176)
Credit losses on operating lease receivables	53	119
Impairment of assets held for sale	660	—
Net changes in assets and liabilities:
Rents and other tenant receivables, net	421	1,987
Unbilled rent	(78)	(459)
Deferred costs and other assets, net	(2,312)	(1,316)
Accounts payable, accrued expenses and other liabilities	1,162	916
Net cash provided by operating activities	3,374	4,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(1,510)	—
Capital expenditures	(1,545)	(962)
Cash received from disposal of properties	1,786	3,937
Net cash (used in) provided by investing activities	(1,269)	2,975
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(992)	(4,193)
Loan proceeds	—	40,150
Loan principal payments	(4,714)	(35,440)
Preferred stock redemption	—	(6,103)
Loan prepayment penalty	—	(687)
Net cash used in financing activities	(5,706)	(6,273)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,601)	1,441
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	40,419	42,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$36,818	$44,209
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$—	$552
Initial fair value of warrants	$—	$2,018
Conversion of common units to common stock	$—	$9
Conversion of Series B Preferred Stock to common stock	$90	$—
Accretion of Preferred Stock discounts	$146	$162
Deemed contribution related to Preferred Stock discount	$—	$4,389
Other Cash Transactions:
Cash paid for interest	$3,628	$5,301

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$21,109	$9,371
Restricted cash	15,709	34,838
Cash, cash equivalents, and restricted cash	$36,818	$44,209
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust,” the “REIT,” the “Company,” "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At March 31, 2022, the Trust owned 98.59% of the Operating Partnership. As of March 31, 2022, the Trust, through the Operating Partnership, owned and operated fifty-seven centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. However, amounts presented in the condensed consolidated balance sheet as of December 31, 2021 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company's 2021 Annual Report filed on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

2. Summary of Significant Accounting Policies

Tenant Receivables

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2022 and December 31, 2021, the Company’s allowance for uncollectible tenant receivables totaled $616 thousand and $633 thousand, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At March 31, 2022 and December 31, 2021, there were $5.85 million and $5.77 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended March 31,
	2022	2021
Minimum rent	$11,886	$11,330
Tenant reimbursements - variable lease revenue	3,305	3,093
Percentage rent - variable lease revenue	117	129
Straight-line rents	77	223
Lease termination fees	75	4
Other	90	68
Total	15,550	14,847
Credit losses on operating lease receivables	(53)	(119)
Total	$15,497	$14,728

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates.

Corporate General and Administrative Expense

Corporate general & administrative expenses consist of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2022	2021
Corporate administration	$446	$380
Professional fees	407	764
Compensation and benefits	315	237
Advertising costs for leasing activities	45	20
Other	51	181
Total	$1,264	$1,582

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $691 thousand for the three months ended March 31, 2022, which consist of legal settlement costs. There were no other expenses for the three months ended March 31, 2021.

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2022, however the Company is early adopting as of January 1, 2022. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables, including straight-line rent receivables, recorded by lessors are explicitly excluded from the scope of Topic 326. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. The condensed consolidated statements of operations reported within Form 10-Q for the three months ended March 31, 2021, presented net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts of $3.00 million and $0.31 per share, respectively. On November 3, 2021, common stockholders of the Company voted to amend the Company’s Charter to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred. As a result, the net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts have been restated to conform with this amendment, resulting in net loss attributable to Wheeler REIT Common Stockholders and basic and diluted loss per share amounts of $1.93 million and $0.20 per share, respectively, for the three months ended March 31, 2021.

No other reclassifications had an effect on net income, total assets, total liabilities or equity.

3. Real Estate

Investment properties consist of the following (in thousands, unaudited):

	March 31, 2022	December 31, 2021
Land and land improvements	$95,679	$96,752
Buildings and improvements	359,014	357,606
Investment properties at cost	454,693	454,358
Less accumulated depreciation	(70,366)	(67,628)
Investment properties, net	$384,327	$386,730

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
The Company’s depreciation expense on investment properties was $2.79 million and $2.69 million for the three months ended March 31, 2022 and 2021, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At March 31, 2022, assets held for sale included Harbor Pointe Associates, LLC, as the Company has committed to a plan to sell the entity, which holds an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). At December 31, 2021, assets held for sale included Walnut Hill Plaza.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense was $660 thousand for the three months ended March 31, 2022, resulting from reducing the carrying value of Harbor Pointe Land Parcel. No impairment expense was recorded for the three months ended March 31, 2021.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	March 31, 2022	December 31, 2021
Investment properties, net	$519	$1,824
Rents and other tenant receivables, net	—	18
Deferred costs and other assets, net	—	205
Total assets held for sale	$519	$2,047

	March 31, 2022	December 31, 2021
Loans payable	$—	$3,145
Accounts payable, accrued expenses and other liabilities	—	236
Total liabilities associated with assets held for sale	$—	$3,381

The following properties were sold during the three months ended March 31, 2022 and 2021 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	4,150	176	3,937

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	March 31, 2022	December 31, 2021
Leases in place, net	$6,959	$7,519
Ground lease sandwich interest, net	1,598	1,667
Lease origination costs, net	1,691	1,474
Tenant relationships, net	760	853
Legal and marketing costs, net	13	14
Acquisition costs	1,510	—
Other	2,436	446
Total deferred costs and other assets, net	$14,967	$11,973
The acquisition costs consist of professional fees incurred associated with the pending acquisition of Cedar Realty Trust, Inc. (“Cedar”).
As of March 31, 2022 and December 31, 2021, the Company’s intangible accumulated amortization totaled $63.52 million and $62.94 million, respectively. During the three months ended March 31, 2022 and 2021, the Company’s intangible amortization expense totaled $828 thousand and $1.03 million, respectively. Future amortization of leases in place, ground lease sandwich interest, lease origination costs, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

	Leases In Place, net	Ground Lease Sandwich Interest, net	Lease Origination Costs, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining nine months ending December 31, 2022	$1,531	$205	$195	$256	$5	$2,192
December 31, 2023	1,612	274	246	222	5	2,359
December 31, 2024	1,111	274	219	126	3	1,733
December 31, 2025	794	274	185	62	—	1,315
December 31, 2026	422	274	161	11	—	868
December 31, 2027	270	274	138	11	—	693
Thereafter	1,219	23	547	72	—	1,861
	$6,959	$1,598	$1,691	$760	$13	$11,021

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2022	December 31, 2021
Litchfield Market Village	$46,057	5.50%	November 2022	$7,274	$7,312
Twin City Commons	$17,827	4.86%	January 2023	2,824	2,843
New Market	$48,747	5.65%	June 2023	6,233	6,291
Benefit Street Note (3)	$53,185	5.71%	June 2023	6,853	6,914
Deutsche Bank Note (2)	$33,340	5.71%	July 2023	5,466	5,488
JANAF	$333,159	4.49%	July 2023	46,592	47,065
First National Bank (6) (7)	$24,656	LIBOR + 350 basis points	August 2023	723	789
Lumber River (7)	$10,723	LIBOR + 350 basis points	September 2023	1,277	1,296
Tampa Festival	$50,797	5.56%	September 2023	7,708	7,753
Forrest Gallery	$50,973	5.40%	September 2023	8,016	8,060
South Carolina Food Lions Note (5)	$68,320	5.25%	January 2024	11,201	11,259
JANAF Bravo	$35,076	5.00%	May 2024	5,905	5,936
Cypress Shopping Center	$34,360	4.70%	July 2024	5,999	6,031
Port Crossing	$34,788	4.84%	August 2024	5,744	5,778
Freeway Junction	$41,798	4.60%	September 2024	7,391	7,431
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,247	3,267
Bryan Station	$23,489	4.52%	November 2024	4,203	4,226
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,825	7,861
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,721	5,757
Folly Road	$41,482	4.65%	March 2025	7,020	7,063
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (4)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,464	4,483
JANAF BJ's	$29,964	4.95%	January 2026	4,694	4,725
Tuckernuck	$32,202	5.00%	March 2026	5,018	5,052
Chesapeake Square	$23,857	4.70%	August 2026	4,170	4,192
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,153	6,176
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,243	8,277
Village of Martinsville	$89,664	4.28%	July 2029	15,486	15,589
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (8)	$100,222	4.25%	September 2031	18,325	18,430
Convertible Notes	Interest only	7.00%	December 2031	33,000	33,000
Walnut Hill Plaza	$26,850	5.50%	March 2023	—	3,145
Total Principal Balance (1)				341,548	346,262
Unamortized debt issuance cost (1)				(10,405)	(9,834)
Total Loans Payable, including assets held for sale				331,143	336,428
Less loans payable on assets held for sale, net loan amortization costs				—	3,145
Total Loans Payable, net				$331,143	$333,283
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
(8) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable

Convertible Notes

During the three months ended March 31, 2022, the interest expense related to the Convertible Notes totaled $578 thousand.

Walnut Hill Plaza Payoff

In conjunction with the Walnut Hill Plaza sale the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan. On February 17, 2022 the Company paid the remaining loan balance of $1.34 million in full after the sale of Walnut Hill Plaza, as detailed in Note 3.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2022, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2022	$11,848
December 31, 2023	86,294
December 31, 2024	50,490
December 31, 2025	92,016
December 31, 2026	23,530
December 31, 2027	8,711
Thereafter	68,659
Total principal repayments and debt maturities	$341,548

6. Derivative Liabilities

Warrants to purchase shares of common stock are as follows:

Warrants	Exercise Price	Expiration Date
496,415	$3.120	12/22/2023
510,204	$3.430	3/12/2026
424,242	$4.125	3/12/2026
127,273	$6.875	3/12/2026

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

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Derivative Liabilities

	March 31, 2022	December 31, 2021
Range of exercise prices	$3.120 - $6.875	$3.120 - $6.875
Common Stock price	$2.30	$1.94
Weighted average contractual term to maturity	3.2 years	3.5 years
Range of expected market volatility %	76.83% - 87.83%	70.12% - 81.00%
Range of risk free interest rate	1.96% - 2.44%	0.72% - 1.16%

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

In measuring the embedded derivative liability, the Company used the following inputs in its multinomial lattice model:

	March 31, 2022	December 31, 2021
Conversion price	$6.25	$6.25
Common Stock price	$2.30	$1.94
Contractual term to maturity	9.8 years	10.1 years
Expected market volatility %	85.00%	80.00%
Risk-free interest rate	2.31%	1.51%
Traded WHLRL price, % of par	125.36%	113.96%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Balance at the beginning of period	$4,776	$594
Issuance of Wilmington Warrant	—	2,018
Issuance of embedded derivative	—	5,932
Changes in fair value	3,962	(3,768)
Balance at ending of period	$8,738	$4,776

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the nine months ending December 31, 2022 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of March 31, 2022 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2022	$35,899
December 31, 2023	44,383
December 31, 2024	37,333
December 31, 2025	30,052
December 31, 2026	21,859
December 31, 2027	14,912
Thereafter	41,085
Total minimum rents	$225,523

8. Equity and Mezzanine Equity

Series A Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding and a $1,000 liquidation preference per share, or $562 thousand in aggregate.

Series B Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had 1,868,343 and 1,872,448 shares, issued and outstanding, respectively, and 5,000,000 authorized shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) with a $25.00 liquidation preference per share, or $46.71 million and $46.81 million in aggregate, respectively.

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2022 and December 31, 2021, the Company had 3,152,392 shares, issued and outstanding, and 6,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, and a liquidation value of $107.09 million and $104.97 million in aggregate, respectively.

The changes in the carrying value of the Series D Preferred for the three months ended March 31, 2022 and 2021 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Series D Preferred
Balance December 31, 2021	$92,548
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance March 31, 2022	$94,791

Series D Preferred
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	$87,321

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

The following table summarizes the potential dilution of conversion of common units, Series B Preferred, Series D Preferred, warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	March 31, 2022
	Outstanding shares	Potential Dilutive Shares
Common units	215,343	215,343
Series B Preferred Stock	1,868,343	1,167,714
Series D Preferred Stock	3,152,392	6,314,249
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	28,436,060

Dividends

The following table summarizes the Series D Preferred dividends (unaudited, in thousands except for per share amounts):

	Series D Preferred
Record Date/Arrears Date	Arrears	Per Share
For the three months ended March 31, 2022	$2,118	$0.67

For the three months ended March 31, 2021	$2,111	$0.67

There were no dividends declared to holders of Common Stock during the three months ended March 31, 2022 and 2021. The total cumulative dividends in arrears for Series D Preferred (per share $8.97) as of March 31, 2022 is $28.28 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2022 and 2021, the weighted average remaining lease term of our leases is 31 and 31 years, respectively. The following properties are subject to leases which require the Company to make the following fixed annual rental payments and variable lease payments and include escalation clauses and renewal options as follows (in thousands, unaudited):

	Three Months Ended March 31,
	2022	2021	Expiration Year
Amscot	$6	$6	2045
Beaver Ruin Village	14	14	2054
Beaver Ruin Village II	5	6	2056
Moncks Corner	30	30	2040
Devine Street (1)	99	99	2051
JANAF (2)	68	68	2069
Riversedge office space Virginia Beach, VA	42	42	2030
Total rent expense	$264	$265
(1) Lease options are exercised through 2035 with options which are reasonably certain to be exercised through 2051.
(2) Includes $30 thousand and $31 thousand in variable percentage rent during the three months ended March 31, 2022 and 2021 respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended March 31
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$226	$225

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of March 31, 2022 and a reconciliation of those cash flows to the operating lease liabilities at March 31, 2022 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2022	$679
December 31, 2023	907
December 31, 2024	909
December 31, 2025	913
December 31, 2026	943
December 31, 2027	946
Thereafter	21,897
Total minimum lease payments (1)	27,194
Discount	(14,195)
Operating lease liabilities	$12,999
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represent approximately 61%, 35% and 4% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition, the below legal proceedings are in process:

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging breach of his employment contract. On March 15, 2022, the Court granted Mr. Kelly $340 thousand with interest thereon at a rate of 6% per annum from the date of termination, April 13, 2020, until paid, plus attorneys' fees and costs in the amount of $311 thousand. On March 31,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
2022, $691 thousand was paid to Mr. Kelly. The Company has now fulfilled its obligations pursuant to the Court’s Order in this case.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”). The complaint alleges that the Company amended provisions of its Articles Supplementary in 2018 governing the issuance of the Company’s Series D Preferred in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred. The complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which was denied. The JCP Plaintiffs filed a Motion For Partial Summary Judgment, as to which the Company and the Individual Defendants filed oppositions. The Judge denied the JCP Plaintiffs' Motion and ordered the parties to prepare a joint discovery schedule. At this juncture, the outcome of the litigation is uncertain.

Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. On October 25, 2021, Steamboat Capital Partners Master Fund, LP, a Cayman Islands exempted limited partnership and stockholder of the Company, and Steamboat Capital Partners II, LP, a Delaware limited partnership and stockholder of the Company, filed a putative class action on behalf of holders of the Company’s Series B Preferred Stock and Series D Preferred Stock. The complaint alleges that the Company's rights offering of convertible debt to the Company's common stockholders, and the notes issued pursuant to the rights offering, breached the provisions of the Company's governing documents and violated the rights of the holders of the Series B Preferred and Series D Preferred with respect to accumulated and unpaid dividends. Plaintiffs seek relief as follows: require the Company to pay all dividends accrued, as of the date of the rights offering, on the Series B Preferred and Series D Preferred, and prohibit the Company from paying interest on the notes held by the Company's common stockholders (upon exercise of the rights) until all accrued dividends on the Series B Preferred and Series D Preferred are paid. Plaintiffs also seek a declaration that the rights offering by the Company to its common stockholders, which resulted in the issuance of notes, when accrued Series B Preferred dividends and Series D Preferred dividends had not been fully paid, breached the provisions of the Company's governing documents. In addition, the complaint contends that the Company's amendment of its charter to remove the cumulative nature of dividends from the Series B Preferred cannot be applied retroactively. A trial date is set for May 2023. The parties have each filed potentially dispositive motions. At this juncture, the outcome of the litigation is uncertain.

David Sydney, et. al. v. Cedar Realty Trust, Inc., Wheeler Real Estate Investment Trust, Inc. et al., Circuit Court for Montgomery County, Maryland. On April 8, 2022, several purported holders of preferred stock of Cedar Realty Trust, Inc. (“Cedar”) filed a putative class action against Cedar, Cedar’s Board of Directors, and the Company arising out of the pending acquisition of Cedar by the Company. The complaint includes allegations of breach of contract against Cedar and Cedar’s Board of Directors with respect to the articles supplementary governing the terms of Cedar’s preferred stock and breach of fiduciary duty against Cedar’s Board of Directors. The complaint further alleges that the Company tortiously interfered with Cedar’s contract with the owners of Cedar’s preferred stock and aided and abetted the alleged breach of fiduciary duty by Cedar’s Board of Directors. The complaint seeks, among other relief, an injunction enjoining the proposed acquisition, an injunction enjoining the distribution by Cedar to Cedar’s common stockholders of funds to be received by Cedar from selling a portion of its assets prior to the acquisition, and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
compensatory damages. On May 6, 2022, the plaintiffs filed an amended complaint and added a claim against Cedar alleging breach of contract with respect to conversion rights for the preferred shareholders and a related claim against the Company for tortious interference with contract with respect to conversion rights. On May 6, 2022, the plaintiffs also filed motions seeking to enjoin the merger, asking the Court to allow expedited discovery, and to set a date for a preliminary injunction hearing. At this juncture, the outcome of the litigation is uncertain.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.11 million, the principal amount of the bonds, as of March 31, 2022. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three months ended March 31, 2022 and 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of March 31, 2022 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions

The related party amounts below reflect the activity between the Company and its affiliates (in thousands, unaudited):

	Three Months Ended March 31,
	2022	2021
Amounts paid to affiliates	$—	$35

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K for the year ended December 31, 2021. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Important factors that we think could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statement are summarized below:

•the ongoing adverse effect and the ultimate duration of the COVID-19 pandemic,and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets;
•the level of rental revenue we achieve from our assets and our ability to collect rents;
•the state of the U.S. economy generally, or specifically in the Southeast, Mid-Atlantic and Northeast where our properties are geographically concentrated;
•consumer spending and confidence trends;
•tenant bankruptcies;
•availability, terms and deployment of capital;
•general volatility of the capital markets and the market price of our common and preferred stock;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•litigation risks;
•lease-up risks;
•increases in the Company’s financing and other costs as a result of changes in interest rates and other factors, including the discontinuation of the London Interbank Offered Rate (“LIBOR”);
•changes in our ability to obtain and maintain financing;
•damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change;
•information technology security breaches;
•the Company’s ability and willingness to maintain its qualification as a real estate investment trust (“REIT”) in light of economic, market, legal, tax and other considerations;
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

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers.
As of March 31, 2022, the Trust, through the Operating Partnership, owned and operated fifty-seven retail shopping centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia.

Recent Trends and Activities

Pending Acquisition of Cedar Realty Trust

On March 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Cedar Realty Trust, Inc. (“Cedar”), Cedar Realty Trust Partnership, L.P., (“Cedar OP”), WHLR Merger Sub Inc., a wholly owned subsidiary of the Company, and WHLR OP Merger Sub LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), pursuant to which the Company agreed to acquire Cedar, including 19 of its shopping center assets, in an all-cash merger transaction (the “Cedar Acquisition”). The Cedar Acquisition is conditioned on, among other things, the completion of Cedar’s pending sale of 33 grocery-anchored shopping centers and sale of certain redevelopment assets.

On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub II will merge with and into Cedar OP (the “Partnership Merger”), with Cedar OP being the surviving partnership (the “Surviving Partnership”) in such merger, and, immediately following the Partnership Merger, Merger Sub I will merge with and into Cedar (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”), with Cedar being the surviving company (the “Surviving Company”) in the REIT Merger.

On April 19, 2022, the parties to the Merger Agreement executed the First Amendment to the Merger Agreement pursuant to which Section 2.4(a) of the Merger Agreement was amended and restated to clarify that the articles of incorporation and bylaws of Cedar immediately prior to the merger effective time will be the articles of incorporation and bylaws of the
Surviving Company immediately after the merger effective time, until thereafter amended as provided therein or by applicable law.

Upon completion of and by virtue of the Mergers, the issued and outstanding shares of Cedar’s common stock, par value $0.06 per share (“Cedar Common Stock”), and the issued and outstanding common units of Cedar OP held by persons other than Cedar (“Third Party Cedar OP Units”), will be cancelled and converted into the right to receive an aggregate of $130.00 million of cash merger consideration (the “Aggregate Merger Consideration”), without interest. The portion of the Aggregate Merger Consideration to be received per share of Cedar Common Stock and per Third Party Cedar OP Unit will depend on the number of shares of Cedar Common Stock and the number of Third Party Cedar OP Units outstanding immediately prior to the effective time of the Mergers.

Following the REIT Merger, the Cedar Common Stock will be held by the Company and will no longer be publicly traded. Pursuant to the terms of the Merger Agreement, Cedar’s currently outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock (collectively, the “Cedar Preferred Stock”) will remain outstanding as shares of preferred stock in the Surviving Company following the Mergers. Both classes of Cedar Preferred Stock are expected to remain listed on the New York Stock Exchange following closing of the Mergers, and the Surviving Company is expected to continue to be an independent filer of periodic reports with the Securities and Exchange Commission (the “SEC”) under the Exchange Act. This post-closing structure whereby the Cedar Preferred Stock will remain outstanding preferred securities of an independent public reporting entity that holds a portfolio of income-producing assets is intended to provide for the Surviving Company to pay all required dividends on the Cedar Preferred Stock in accordance with the articles supplementary governing the terms of the Cedar Preferred Stock and applicable law.

The Cedar Acquisition has been approved by the boards of directors of each of the Company and Cedar. The consummation of the Cedar Acquisition is subject to Cedar receiving the approval of holders of two-thirds of the issued and outstanding shares of Cedar Common Stock, among other conditions.

In connection with the transactions contemplated by the Merger Agreement, WHLR has obtained a debt financing commitment from KeyBank National Association (the “Lender”) in an amount of up to $130.00 million. The Lender’s commitment to provide debt financing (the “Debt Financing”) for the Cedar Acquisition consists of a bridge loan on the terms, and subject to the conditions set forth in a debt commitment letter, dated as of March 2, 2022, and delivered to WHLR concurrently with the execution of the Merger Agreement (the “Debt Commitment Letter”).

The obligations of the Lender to provide the Debt Financing under the Debt Commitment Letter are subject to a number of customary conditions, including the consummation of the transactions contemplated in the Merger Agreement, the delivery of specified due diligence items, the receipt of executed loan documentation, the payment of certain fees, and the absence of any material adverse change in the business, financial condition, assets or results of operations of Cedar or Cedar OP that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect. The Debt Financing will be secured by first mortgage liens on substantially all of the properties owned by certain subsidiaries of Cedar OP.

The “outside date” for closing of the Cedar Acquisition is August 30, 2022 (subject to possible extension for up to an additional 60 days under certain circumstances). However, we currently expect the Cedar Acquisition to close by the end of the second quarter of 2022, subject to receipt of the approval of Cedar’s stockholders and the satisfaction or waiver of the other conditions to closing described in the Merger Agreement.

The Cedar Acquisition is expected to increase the Company’s presence in the Northeast, and create a total operating portfolio of 76 shopping centers (the majority of which will be grocery-anchored), consisting of approximately 8.3 million square feet of gross leasable area.

The amounts presented herein for the three months ended March 31, 2022, are solely the Company’s stand-alone results of operations and therefore do not include Cedar’s results of operations for these periods.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 11, 2022	Walnut Hill Plaza - Petersburg, VA	$1,986	$(15)	$1,786

In conjunction with the Walnut Hill Plaza sale the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan and on February 17, 2022, the Company paid the remaining loan balance of $1.34 million.

Assets Held for Sale

At March 31, 2022, assets held for sale included Harbor Pointe Associates, LLC as the Company had committed to a plan to sell the entity. At December 31 2021, assets held for sale included Walnut Hill Plaza.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties:

	Three Months Ended March 31,
	2022	2021
Renewals(1):
Leases renewed with rate increase (sq feet)	66,348	145,173
Leases renewed with rate decrease (sq feet)	5,328	24,873
Leases renewed with no rate change (sq feet)	20,329	17,959
Total leases renewed (sq feet)	92,005	188,005

Leases renewed with rate increase (count)	20	27
Leases renewed with rate decrease (count)	2	5
Leases renewed with no rate change (count)	12	8
Total leases renewed (count)	34	40

Option exercised (count)	2	4

Weighted average on rate increases (per sq foot)	$1.15	$0.68
Weighted average on rate decreases (per sq foot)	$(2.13)	$(1.15)
Weighted average rate on all renewals (per sq foot)	$0.71	$0.38

Weighted average change over prior rates	5.86%	4.22%

New Leases(1) (2):
New leases (sq feet)	68,919	112,594
New leases (count)	23	19
Weighted average rate (per sq foot)	$13.09	$8.25

Gross Leasable Area ("GLA") expiring during the next 9 months, including month-to-month leases	5.01%	4.43%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively:

	Three Months Ended March 31,		Three Months Ended Changes
	2022	2021	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	57	59	(2)	(3.39)%
Aggregate gross leasable area at period end (1)	5,391,432	5,511,881	(120,449)	(2.19)%
Ending leased rate at period end (1)	95.8%	91.1%	4.7%	5.16%
FINANCIAL DATA:
Rental revenues	$15,332	$14,656	$676	4.61%
Other revenues	165	72	93	129.17%
Total Revenue	15,497	14,728	769	5.22%
OPERATING EXPENSES:
Property operations	5,250	4,884	366	7.49%
Depreciation and amortization	3,616	3,716	(100)	(2.69)%
Impairment of assets held for sale	660	—	660	100.00%
Corporate general & administrative	1,264	1,582	(318)	(20.10)%
Total Operating Expenses	10,790	10,182	608	5.97%
(Loss) gain on disposal of properties	(15)	176	(191)	(108.52)%
Operating Income	4,692	4,722	(30)	(0.64)%
Interest income	13	—	13	100.00%
Interest expense	(4,628)	(8,961)	4,333	48.35%
Net changes in fair value of derivative liabilities	(3,962)	(347)	(3,615)	(100.00)%
Other income	—	552	(552)	(100.00)%
Other expense	(691)	—	(691)	(100.00)%
Net Loss	(4,576)	(4,034)	(542)	(13.44)%
Less: Net income attributable to noncontrolling interests	4	15	(11)	(73.33)%
Net Loss Attributable to Wheeler REIT	$(4,580)	$(4,049)	$(531)	(13.11)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $15.50 million and $14.73 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 5.22%. The increase in rental revenues of $676 thousand is primarily a result of an increase of 4.3% in occupancy, partially offset by the decrease from sold properties. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $10.79 million and $10.18 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 5.97%. Impairment of assets held for sale was $660 thousand and $0 for the three months ended March 31, 2022 and 2021, respectively, as a result of Harbor Pointe Land Parcel. Depreciation and amortization decreased $100 thousand for the three months ended March 31, 2022 primarily as a result of lease intangibles becoming fully amortized. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Corporate general and administrative expenses were $1.26 million and $1.58 million for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of 20.10%, primarily a result of the following:

•$357 thousand decrease in professional fees primarily related to lower legal fees and timing of director and officer insurance reimbursement;
•$130 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities; partially offset by

•$78 thousand increase in compensation and benefits primarily driven by payroll related costs;

Disposal of Properties

The net (loss) gain on disposal of properties change of $191 thousand for the three months ended March 31, 2022 is a result of the 2022 sale of Walnut Hill Plaza compared to the 2021 sale of the Berkley Shopping Center and Berkley Land Parcel.

Interest Expense

Interest expense was $4.63 million and $8.96 million for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of 48.35%. Loan cost amortization accounted for $3.22 million of the decrease, primarily attributable to the 2021 write-off of debt issuance costs and $687 thousand in defeasance paid resulting from the sale of Berkley Shopping Center.

Net Change in Fair Value of Derivative Liabilities

The net change in fair value of the derivative liabilities loss of $3.96 million and $347 thousand for the three months ended March 31, 2022 and 2021, respectively, represents non-cash loss from changes in fair value. The largest impact on the derivative liabilities' valuation is a result of increased fair market value of the Company's securities described at Note 6 on this Form 10-Q and the 2021 conversion features on Convertible Notes.

Other Income and Expense

Other income was $552 thousand for the three months ended March 31, 2021, relating to Paycheck Protection Program ("PPP") Promissory Note forgiveness. Other expense was $691 thousand for the three months ended March 31, 2022 relating to legal settlement costs. Other income and other expense are non-operating in nature.

Preferred Dividends

The Company had accumulated undeclared dividends of $28.28 million to holders of shares of our Series D Preferred, of which $2.12 million is attributable to the three months ended March 31, 2022.

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

The following table is a reconciliation of same store and non-same store NOI from the most directly comparable GAAP financial measure of net income (loss). Same stores consist of those properties owned during all periods presented in their entirety, while non-same stores consist of those properties acquired or disposed of during the periods presented. The non-same store category consists of the following properties:

•Continuing operations:
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021).
◦Tulls Creek Land Parcel (sold July 9, 2021);
◦Rivergate Shopping Center Out Parcel (sold August 31, 2021);

◦Columbia Fire Station (sold November 17, 2021); and
◦Walnut Hill Plaza (sold January 11, 2022).

	Three Months Ended March 31,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021

	(in thousands, unaudited)
Net Loss	$(4,539)	$(3,210)	$(37)	$(824)	$(4,576)	$(4,034)
Adjustments:
Other expense	691	—	—	—	691	—
Net changes in fair value of derivative liabilities	3,962	347	—	—	3,962	347
Interest expense	4,616	8,059	12	902	4,628	8,961
Interest income	(13)	—	—	—	(13)	—
Loss (gain) on disposal of properties	—	—	15	(176)	15	(176)
Corporate general & administrative	1,257	1,540	7	42	1,264	1,582
Impairment of assets held for sale	660	—	—	—	660	—
Depreciation and amortization	3,616	3,661	—	55	3,616	3,716
Other non-property revenue	(8)	(565)	—	—	(8)	(565)
Property Net Operating Income	$10,242	$9,832	$(3)	$(1)	$10,239	$9,831

Property revenues	$15,486	$14,556	$3	$159	$15,489	$14,715
Property expenses	5,244	4,724	6	160	5,250	4,884
Property Net Operating Income	$10,242	$9,832	$(3)	$(1)	$10,239	$9,831

Property Revenues

Total same store property revenues were $15.49 million and $14.56 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 6.39% primarily due to:

•$1.05 million increase in rental revenues (excluding straight-line revenue) and reimbursement revenue primarily due to increased occupancy; partially offset by
•$211 thousand decrease in straight-line rental revenues.

Property Expenses

Total same store property expenses were $5.24 million and $4.72 million for the three months ended March 31, 2022 and 2021, respectively, an increase of 11.01%. The $520 thousand increase for the three months ended March 31, 2022 is primarily due to increases of $113 thousand in insurance, $218 thousand in snow removal and $122 thousand in remaining common area expenses.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three months ended March 31, 2022 and 2021.

Property Net Operating Income

Total property net operating income was $10.24 million and $9.83 million for the three months ended March 31, 2022, and 2021, respectively, representing a increase of $408 thousand or 4.15%, primarily attributable to same stores.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended March 31,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2022	2021	2022	2021	2022	2021	$	%

Net Loss	$(4,539)	$(3,210)	$(37)	$(824)	$(4,576)	$(4,034)	$(542)	(13.44)%
Depreciation and amortization of real estate assets	3,616	3,661	—	55	3,616	3,716	(100)	(2.69)%
Impairment of assets held for sale	660	—	—	—	660	—	660	100.00%
Loss (gain) on disposal of properties	—	—	15	(176)	15	(176)	191	108.52%
FFO	$(263)	$451	$(22)	$(945)	$(285)	$(494)	$209	42.31%

During the three months ended March 31, 2022, same store FFO decreased $714 thousand primarily due to the following:

•$3.44 million decrease in interest expense;
•$410 thousand increase in property net operating income;
•$283 thousand decrease in corporate general and administrative expenses; partially offset by
•$3.62 million decrease in the net change in fair value of derivative liability;
•$691 thousand increase in other expense for legal settlements; and
•$552 thousand decrease in other income for PPP Promissory Note forgiveness in 2021.

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

Total AFFO is shown in the table below:

	Three Months Ended March 31,
	2022	2021

FFO	$(285)	$(494)
Preferred Stock dividends - undeclared	(2,264)	(2,273)
Preferred stock accretion adjustments	146	162
FFO available to common stockholders and common unitholders	(2,403)	(2,605)
Capital related costs	(24)	128
Other non-recurring and non-cash expense	701	145
Net changes in fair value of derivative liabilities	3,962	347
Straight-line rental revenue, net straight-line expense	(69)	(214)
Loan cost amortization	420	3,642
Above (below) market lease amortization	23	(12)
Recurring capital expenditures and tenant improvement reserves	(270)	(276)
AFFO	$2,340	$1,155

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $701 thousand for the three months ended March 31, 2022 primarily include legal settlement costs. Other nonrecurring expenses of $145 thousand for the three months ended March 31, 2021 include $687 thousand loan prepayment penalty on sale of the Berkley Shopping Center, partially offset with $552 thousand in PPP Promissory Note forgiveness.

Net changes in fair value of derivative liabilities is the result of the non-cash loss or gain from adjusting the warrant liabilities and embedded derivative liabilities to their fair market value, further details are described at Note 6 on this Form 10-Q.

Loan cost amortization was $420 thousand and $3.64 million for three months ended March 31, 2022 and 2021, respectively. The 2022 decrease is primarily related to the write-off of loan costs associated with the Powerscourt Financing Agreement in 2021, partially offset with the amortization of the Convertible Notes.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred and Series D Preferred.

Liquidity and Capital Resources

At March 31, 2022, our consolidated cash, cash equivalents and restricted cash totaled $36.82 million compared to consolidated cash, cash equivalents and restricted cash of $44.21 million at March 31, 2021. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Three Months Ended March 31,		Period Over Period Change
	2022	2021	$	%
Operating activities	$3,374	$4,739	$(1,365)	(28.80)%
Investing activities	$(1,269)	$2,975	$(4,244)	(142.66)%
Financing activities	$(5,706)	$(6,273)	$567	9.04%

Operating Activities

Our cash flows from operating activities were $3.37 million and $4.74 million for the three months ended March 31, 2022 and 2021, respectively, representing a decrease of 28.80% or $1.37 million. This decrease is primarily a result of the timing of receivables, deferred costs and other assets and other non-operating expenses, partially offset by the decrease in interest expense, an increase in property NOI of $408 thousand, the timing of accounts payable, accrued expenses and other liabilities and the decrease in corporate general and administrative expense.

Investing Activities

Our cash flows used in investing activities were $1.27 million for the three months ended March 31, 2022, compared to $2.98 million of cash flows provided by investing activities for the three months ended 2021, representing a decrease of 142.66% or $4.24 million due to costs related to the Cedar Acquisition, sales described in Note 3 included in this Form 10-Q and an increase in capital expenditures paid of $583 thousand.

Financing Activities

Our cash flows used in financing activities were $5.71 million and $6.27 million for the three months ended March 31, 2022 and 2021, respectively, representing an increase of 9.04% or $567 thousand due to the following:
•$9.42 million decrease in loan principal payments, net loan proceeds primarily as a result of the 2021 Powerscourt Financing Agreement payoff, the Wilmington Financing Agreement proceeds, the Tuckernuck refinance and Berkley Shopping Center sale, partially offset by the 2022 Walnut Hill Plaza payoff;
•$6.10 million decrease as a result of 2021 preferred stock redemptions;
•$3.20 million decrease in deferred financing costs primarily related to the Wilmington Financing Agreement; and
•$687 thousand decrease in prepayment penalty related to the Berkley/Sangaree/Tri-County loan payoff.

We intend to continue managing our debt prudently so as to maintain a conservative capital structure and minimize leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
	(unaudited)
Fixed-rate notes (1)	$339,548	$344,177
Adjustable-rate mortgages	2,000	2,085
Total debt	$341,548	$346,262
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.90% and 3.91 years, respectively, at March 31, 2022. We have $16.20 million of debt maturing, including scheduled principal repayments, during the twelve months ending March 31, 2023. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended March 31, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2022 are $16.20 million in principal and regularly scheduled payments due in the twelve months ended March 31, 2023 as described in Note 5 on this Form 10-Q. The Company plans to pay these obligations through a combination of refinances, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, at March 31, 2022 the Company had:
•$21.11 million in cash and cash equivalents;
•$15.71 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance; and
•intends to use cash generated from operations during the twelve months ended March 31, 2023.

In addition, our Board of Directors suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. On November 3, 2021, common stockholders of the Company approved amendments to the Company’s Articles Supplementary to remove the cumulative dividend of the Series A Preferred and the Series B Preferred. These amendments had the effect of significantly reducing the Company’s financial obligation to its preferred stockholders, which the Company believes impeded the potential growth and strategic opportunities available to it.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through delivering space currently leased but not yet occupied, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets and refinancing properties.

Series D Preferred Stock

Beginning on September 21, 2023 (the “Series D Redemption Date”), holders of the Series D Preferred (the “Series D Preferred Holders”) will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued but unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of the Company’s Common Stock, or a combination of cash and shares of the Company’s Common Stock. Since January 2019, the Company’s Series D Preferred (of which there are approximately 3.15 million shares outstanding at March 31, 2022) have been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share of Series D Preferred, or at $2.6875 per share per annum. As of March 31, 2022, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $28.28 million.

As of March 31, 2022, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on May 9, 2022 of $2.21 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date and would instead choose to exercise their redemption rights on or after the Series D Redemption Date.

The Company further believes that it is unlikely that on the Series D Redemption Date the Company will have sufficient available cash to pay the aggregate redemption price in cash. Accordingly, the Company would not be able to meet our redemption obligation without either liquidating assets or issuing significant additional amounts of Common Stock.

The Company does not believe it is in its interests to liquidate assets to fund redemptions. The Company further believes that issuing Common Stock to either (i) fund cash redemptions or (ii) directly settle redemptions in Common Stock could result in a substantial dilution of our Common Stock, which would be detrimental both to holders of Common Stock and to Series D Preferred Holders, who would likely see a significant reduction in the value of any Common Stock paid to settle the Series D Preferred redemption amount.

In an effort to address this risk of a significant reduction to the value of a holder’s investment in Series D Preferred and Common Stock following the Series D Redemption Date, the Company executed a modified Dutch auction tender offer in March 2021 for up to $6.00 million of our Series D Preferred, in which 387,097 shares were accepted for purchase for an aggregate cost of $6.00 million. We subsequently launched a second modified Dutch auction tender offer in April 2021 for up to $12.00 million of our Series D Preferred, in which 103,513 shares were accepted for purchase for an aggregate cost of $1.86 million.

In July 2021, we raised additional capital for the Company by distributing to holders of our Common Stock, on a pro-rata basis, non-transferable subscription rights to purchase up to $30.00 million in aggregate principal amount (the “Rights Offering”) of our 7.00% senior subordinated convertible notes due 2031 (“Convertible Notes”). These Convertible Notes were fully subscribed in the Rights Offering and interest is payable on the Convertible Notes at the Company’s option in cash, Series B Preferred and/or Series D Preferred. On December 31, 2021, the first interest payment date on the Convertible Notes, interest was paid in the form of Series D Preferred. For purposes of determining the value of the Series D Preferred paid as interest on the Convertible Notes, each share of Series D Preferred was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series D Preferred for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

However, the Rights Offering could have the effect of causing, if interest on the Convertible Notes is continued to be paid in shares of Series D Preferred, a further substantial dilution of the Series D Preferred and reduction in the value of any Series D Preferred.

The Company continues to analyze ways to address the risk associated with the significant and growing financial obligation to the Series D Preferred Holders which, as stated above, the Company is unlikely to be able to pay in cash, and which could cause a significant reduction to the value of a holder’s investment in Series D Preferred and Common Stock following the Series D Redemption Date, as well as ways to improve the Company’s capital structure.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 8 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2021 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended March 31, 2022, there have been no significant changes to these estimates and policies previously disclosed in our 2021 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2022 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of May 11, 2022, the Company had accumulated undeclared dividends of $28.28 million to holders of shares of our Series D Preferred, of which $2.12 million is attributable to the three months ended March 31, 2022.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

2.1
Agreement and Plan of Merger, dated as of March 2, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P.(Filed as an exhibit to Form 8-K, filed on March 7, 2022).

2.2
First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P. (Filed herewith).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 11, 2022