Form 10-Q
period 2022-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2022-08-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 5, 2022, there were 9,792,713 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Investment properties, net	$383,153	$386,730
Cash and cash equivalents	24,606	22,898
Restricted cash	21,946	17,521
Rents and other tenant receivables, net	8,447	9,233
Assets held for sale	419	2,047
Above market lease intangibles, net	1,933	2,424
Operating lease right-of-use assets	12,307	12,455
Deferred costs and other assets, net	14,439	11,973
Total Assets	$467,250	$465,281
LIABILITIES:
Loans payable, net	$338,663	$333,283
Liabilities associated with assets held for sale	—	3,381
Below market lease intangibles, net	2,950	3,397
Derivative liabilities	6,653	4,776
Operating lease liabilities	12,956	13,040
Accounts payable, accrued expenses and other liabilities	12,207	11,054
Total Liabilities	373,429	368,931
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,152,392 shares issued and outstanding; $109.21 million and $104.97 million aggregate liquidation value, respectively)	97,033	92,548

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 2,301,337 and 1,872,448 shares issued and outstanding, respectively; $57.53 million and $46.81 million aggregate liquidation preference, respectively)	43,242	41,189
Common Stock ($0.01 par value, 200,000,000 shares authorized 9,792,713 and 9,720,532 shares issued and outstanding, respectively)	98	97
Additional paid-in capital	234,947	234,229
Accumulated deficit	(283,267)	(274,107)
Total Stockholders’ (Deficit) Equity	(4,527)	1,861
Noncontrolling interests	1,315	1,941
Total (Deficit) Equity	(3,212)	3,802
Total Liabilities and Equity	$467,250	$465,281
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE:
Rental revenues	$15,324	$15,290	$30,656	$29,946
Other revenues	155	200	320	272
Total Revenue	15,479	15,490	30,976	30,218
OPERATING EXPENSES:
Property operations	4,732	4,660	9,982	9,544
Depreciation and amortization	3,625	3,639	7,241	7,355
Impairment of assets held for sale	100	2,200	760	2,200
Corporate general & administrative	1,673	1,607	2,937	3,189
Total Operating Expenses	10,130	12,106	20,920	22,288
(Loss) gain on disposal of properties	—	—	(15)	176
Operating Income	5,349	3,384	10,041	8,106
Interest income	14	—	27	—
Interest expense	(7,501)	(5,215)	(12,129)	(14,176)
Net changes in fair value of derivative liabilities	2,085	(1,234)	(1,877)	(1,581)
Other income	—	—	—	552
Other expense	—	—	(691)	—
Net Loss Before Income Taxes	(53)	(3,065)	(4,629)	(7,099)
Income tax expense	—	(2)	—	(2)
Net Loss	(53)	(3,067)	(4,629)	(7,101)
Less: Net (loss) income attributable to noncontrolling interests	(1)	—	3	15
Net Loss Attributable to Wheeler REIT	(52)	(3,067)	(4,632)	(7,116)
Preferred Stock dividends - undeclared	(2,264)	(2,189)	(4,528)	(4,462)
Deemed contribution related to preferred stock redemption	—	651	—	5,040
Net Loss Attributable to Wheeler REIT Common Stockholders	$(2,316)	$(4,605)	$(9,160)	$(6,538)

Loss per share:
Basic and Diluted	$(0.24)	$(0.47)	$(0.94)	$(0.67)
Weighted-average number of shares:
Basic and Diluted	9,734,755	9,707,711	9,727,711	9,706,183

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	(Deficit) Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	215,343	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	2,561	—	90	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	—	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)	—	4	(4,576)
Balance, March 31, 2022 (Unaudited)	562	453	1,868,343	41,121	9,723,093	97	234,319	(280,951)	(4,961)	215,343	1,945	(3,016)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	470	—	470	—	(470)	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	69,620	1	158	—	159	(69,620)	(159)	—
Paid-in-kind interest, issuance of Series B Preferred Stock	—	—	432,994	2,099	—	—	—	—	2,099	—	—	2,099
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	—	(2,264)
Net Loss	—	—	—	—	—	—	—	(52)	(52)	—	(1)	(53)
Balance, June 30, 2022 (Unaudited)	562	$453	2,301,337	$43,242	9,792,713	$98	$234,947	$(283,267)	$(4,527)	145,723	$1,315	$(3,212)

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	(Deficit) Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net (Loss) Income	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	$453	1,875,748	$41,196	9,706,738	$97	$234,086	$(262,800)	$13,032	221,565	$1,921	$14,953
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	3,676	—	18	—	18	(3,676)	(18)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	15	—	15	—	(15)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,189)	(2,189)	—	—	(2,189)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	651	651	—	—	651
Net Loss	—	—	—	—	—	—	—	(3,067)	(3,067)	—	—	(3,067)
Balance, June 30, 2021 (Unaudited)	562	$453	1,875,748	$41,218	9,710,414	$97	$234,119	$(267,405)	$8,482	217,889	$1,888	$10,370

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,629)	$(7,101)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	5,581	5,389
Amortization	1,660	1,966
Loan cost amortization	1,348	4,316
Changes in fair value of derivative liabilities	1,877	1,581
Above (below) market lease amortization, net	16	5
Paid-in-kind interest	2,099	—
Straight-line expense	16	18
Loss (gain) on disposal of properties	15	(176)
Credit losses on operating lease receivables	190	36
Impairment of assets held for sale	760	2,200
Net changes in assets and liabilities:
Rents and other tenant receivables, net	832	2,128
Unbilled rent	(234)	(771)
Deferred costs and other assets, net	(2,543)	(1,143)
Accounts payable, accrued expenses and other liabilities	2,963	1,088
Net cash provided by operating activities	9,951	9,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions	(1,538)	—
Capital expenditures	(3,495)	(1,316)
Cash received from disposal of properties	1,786	3,937
Net cash (used in) provided by investing activities	(3,247)	2,621
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(3,729)	(4,724)
Loan proceeds	75,000	46,150
Loan principal payments	(70,384)	(43,175)
Preferred stock redemption	—	(8,337)
Loan prepayment penalty	(1,458)	(687)
Net cash provided by (used in) financing activities	(571)	(10,773)
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,133	1,384
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	40,419	42,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$46,552	$44,152
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$—	$552
Initial fair value of warrants	$—	$2,018
Conversion of common units to common stock	$159	$27
Conversion of Series B Preferred Stock to common stock	$90	$—
Accretion of Preferred Stock discounts	$292	$309
Deemed contribution related to Preferred Stock discount	$—	$5,040
Other Cash Transactions:
Cash paid for interest	$8,937	$9,506

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,606	$10,850
Restricted cash	21,946	33,302
Cash, cash equivalents, and restricted cash	$46,552	$44,152
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust,” the “REIT,” the “Company,” "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At June 30, 2022, the Trust owned 99.04% of the Operating Partnership. As of June 30, 2022, the Trust, through the Operating Partnership, owned and operated fifty-seven centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Tenant Receivables

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2022 and December 31, 2021, the Company’s allowance for uncollectible tenant receivables totaled $531 thousand and $633 thousand, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At June 30, 2022 and December 31, 2021, there were $6.01 million and $5.77 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Minimum rent	$11,914	$11,332	$23,800	$22,662
Tenant reimbursements - variable lease revenue	3,275	3,333	6,580	6,426
Percentage rent - variable lease revenue	116	157	233	286
Straight-line rents	156	385	233	608
Lease termination fees	32	125	107	129
Other	123	75	213	143
Total	15,616	15,407	31,166	30,254
Credit (losses) recoveries on operating lease receivables	(137)	83	(190)	(36)
Total	$15,479	$15,490	$30,976	$30,218

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reported periods. The Company’s actual results could differ from these estimates.

Corporate General and Administrative Expense

Corporate general & administrative expenses consist of the following (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Professional fees	$565	$652	$972	$1,416
Corporate administration	468	392	914	772
Compensation and benefits	376	338	691	575
Advertising costs for leasing activities	165	21	210	41
Other	99	204	150	385
Total	$1,673	$1,607	$2,937	$3,189

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0 and $691 thousand for the three months and six months ended June 30, 2022, respectively, which consist of legal settlement costs. There were no other expenses for the three and six months ended June 30, 2021.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
amount attributable to the Company and noncontrolling interests. Condensed consolidated statements of (deficit) equity include beginning balances, activity for the period and ending balances for stockholders' equity, noncontrolling interests and total equity.

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

As a result the condensed consolidated statements of operations were adjusted as shown below:

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	As Previously Reported	Adjustment of Series A Preferred and Series B Preferred undeclared Dividends	As Adjusted	As Previously Reported	Adjustment of Series A Preferred and Series B Preferred undeclared Dividends	As Adjusted
Preferred Stock dividends - undeclared	$(3,251)	$1,062	$(2,189)	$(6,592)	$2,130	$(4,462)
Net Loss Attributable to Wheeler REIT Common Stockholders	$(5,667)	$1,062	$(4,605)	$(8,668)	$2,130	$(6,538)
(Loss) per share, Basic and Diluted	$(0.58)	$0.11	$(0.47)	$(0.89)	$0.22	$(0.67)

No other reclassifications had an effect on net income, total assets, total liabilities or equity.

3. Real Estate

Investment properties consist of the following (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

	June 30, 2022	December 31, 2021
Land and land improvements	$95,864	$96,752
Buildings and improvements	359,106	357,606
Investment properties at cost	454,970	454,358
Less accumulated depreciation	(71,817)	(67,628)
Investment properties, net	$383,153	$386,730

The Company’s depreciation expense on investment properties was $2.79 million and $5.58 million for the three and six months ended June 30, 2022, respectively. The Company’s depreciation expense on investment properties was $2.70 million and $5.39 million for the three and six months ended June 30, 2021, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At June 30, 2022, assets held for sale included Harbor Pointe Associates, LLC, as the Company has committed to a plan to sell the entity, which holds an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). At December 31, 2021, assets held for sale included Walnut Hill Plaza.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense was $100 thousand and $760 thousand for the three months and six months ended June 30, 2022, respectively, resulting from reducing the carrying value of Harbor Pointe Land Parcel. Impairment expense was $2.20 million and $2.20 million for the three and six months ended June 30, 2021, respectively, resulting from reducing the carrying value of Columbia Fire Station.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	June 30, 2022	December 31, 2021
Investment properties, net	$419	$1,824
Rents and other tenant receivables, net	—	18
Deferred costs and other assets, net	—	205
Total assets held for sale	$419	$2,047

	June 30, 2022	December 31, 2021
Loans payable	$—	$3,145
Accounts payable, accrued expenses and other liabilities	—	236
Total liabilities associated with assets held for sale	$—	$3,381

The following properties were sold during the six months ended June 30, 2022 and 2021 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75acres)	4,150	176	3,937

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	June 30, 2022	December 31, 2021
Leases in place, net	$6,398	$7,519
Lease origination costs, net	1,647	1,474
Ground lease sandwich interest, net	1,530	1,667
Tenant relationships, net	673	853
Legal and marketing costs, net	11	14
Acquisition costs	2,109	—
Prepaid expenses	1,507	413
Other	564	33
Total deferred costs and other assets, net	$14,439	$11,973
The acquisition costs consist of professional fees incurred associated with the pending acquisition of Cedar Realty Trust, Inc (“Cedar”).
As of June 30, 2022 and December 31, 2021, the Company’s intangible accumulated amortization totaled $60.71 million and $62.94 million, respectively. During the three and six months ended June 30, 2022, the Company’s intangible amortization expense totaled $833 thousand and $1.66 million, respectively. During the three and six months ended June 30, 2021, the Company’s intangible amortization expense totaled $941 thousand and $1.97 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

	Leases In Place, net	Lease Origination Costs, net	Ground Lease Sandwich Interest, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining six months ending December 31, 2022	$998	$130	$137	$170	$3	$1,438
December 31, 2023	1,607	255	274	222	5	2,363
December 31, 2024	1,106	223	274	126	3	1,732
December 31, 2025	789	190	274	62	—	1,315
December 31, 2026	417	164	274	11	—	866
December 31, 2027	272	140	274	11	—	697
Thereafter	1,209	545	23	71	—	1,848
	$6,398	$1,647	$1,530	$673	$11	$10,259

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2022	December 31, 2021
JANAF	$333,159	4.49%	July 2023	$46,125	$47,065
JANAF Bravo	$35,076	5.00%	May 2024	5,875	5,936
Cypress Shopping Center	$34,360	4.70%	July 2024	5,968	6,031
Port Crossing	$34,788	4.84%	August 2024	5,710	5,778
Freeway Junction	$41,798	4.60%	September 2024	7,353	7,431
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,227	3,267
Bryan Station	$23,489	4.52%	November 2024	4,181	4,226
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,789	7,861
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,686	5,757
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (2)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,446	4,483
JANAF BJ's	$29,964	4.95%	January 2026	4,663	4,725
Tuckernuck	$32,202	5.00%	March 2026	4,984	5,052
Chesapeake Square	$23,857	4.70%	August 2026	4,150	4,192
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,131	6,176
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,211	8,277
Village of Martinsville	$89,664	4.28%	July 2029	15,386	15,589
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (3)	$100,222	4.25%	September 2031	18,219	18,430
Convertible Notes	Interest only	7.00%	December 2031	33,000	33,000
Guggenheim Loan Agreement (4)	Interest only	4.25%	July 2032	75,000	—
Walnut Hill Plaza	$26,850	5.50%	March 2023	—	3,145
Litchfield Market Village	$46,057	5.50%	November 2022	—	7,312
Twin City Commons	$17,827	4.86%	January 2023	—	2,843
New Market	$48,747	5.65%	June 2023	—	6,291
Benefit Street Note	$53,185	5.71%	June 2023	—	6,914
Deutsche Bank Note	$33,340	5.71%	July 2023	—	5,488
First National Bank	$24,656	LIBOR + 350 basis points	August 2023	—	789
Lumber River	$10,723	LIBOR + 350 basis points	September 2023	—	1,296
Tampa Festival	$50,797	5.56%	September 2023	—	7,753
Forrest Gallery	$50,973	5.40%	September 2023	—	8,060
South Carolina Food Lions Note	$68,320	5.25%	January 2024	—	11,259
Folly Road	$41,482	4.65%	March 2025	—	7,063
Total Principal Balance (1)				350,877	346,262
Unamortized debt issuance cost (1)				(12,214)	(9,834)
Total Loans Payable, including assets held for sale				338,663	336,428
Less loans payable on assets held for sale, net loan amortization costs				—	3,145
Total Loans Payable, net				$338,663	$333,283
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(3) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(4) Collateralized by 22 properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable

Convertible Notes

During the three and six months ended June 30, 2022, interest related to the Convertible Notes was $578 thousand and $1.16 million, paid with 432,994 shares of Series B Preferred, which when adjusted for the VWAP discount represents interest expense of $2.10 million for the six months ended June 30, 2022.

Walnut Hill Plaza Payoff

In conjunction with the Walnut Hill Plaza sale the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan. On February 17, 2022 the Company paid the remaining loan balance of $1.34 million in full after the sale of Walnut Hill Plaza, as detailed in Note 3.

Guggenheim Loan Agreement

On June 17, 2022, the Company entered into a term loan agreement (the “Guggenheim Loan Agreement”) with Guggenheim Real Estate, LLC., for $75.00 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement proceeds were used to refinance eleven loans including $1.46 million in defeasance.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2022, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2022	$2,207
December 31, 2023	47,774
December 31, 2024	39,512
December 31, 2025	85,483
December 31, 2026	23,531
December 31, 2027	9,313
Thereafter	143,057
Total principal repayments and debt maturities	$350,877

6. Derivative Liabilities

Warrants to purchase shares of common stock outstanding at June 30, 2022 are as follows:

Warrants	Exercise Price	Expiration Date
496,415	$3.120	12/22/2023
510,204	$3.430	3/12/2026
424,242	$4.125	3/12/2026
127,273	$6.875	3/12/2026

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Derivative Liabilities

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model.

	June 30, 2022	December 31, 2021
Common Stock price	$2.54	$1.94
Weighted average contractual term to maturity	3.0 years	3.5 years
Range of expected market volatility %	76.46% - 89.47%	70.12% - 81.00%
Range of risk free interest rate	2.86% - 3.00%	0.72% - 1.16%

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

In measuring the embedded derivative liability, the Company used the following inputs in its multinomial lattice model:

	June 30, 2022	December 31, 2021
Conversion price	$6.25	$6.25
Common Stock price	$2.54	$1.94
Contractual term to maturity	9.5 years	10.1 years
Expected market volatility %	80.00%	80.00%
Risk-free interest rate	2.97%	1.51%
Traded WHLRL price, % of par	116.00%	113.96%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Balance at the beginning of period	$4,776	$594
Issuance of Wilmington Warrant	—	2,018
Issuance of embedded derivative	—	5,932
Changes in fair value	1,877	(3,768)
Balance at ending of period	$6,653	$4,776

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for each of the six months ending December 31, 2022 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of June 30, 2022 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2022	$24,136
December 31, 2023	45,911
December 31, 2024	39,186
December 31, 2025	31,939
December 31, 2026	23,876
December 31, 2027	16,701
Thereafter	42,931
Total minimum rents	$224,680

8. Equity and Mezzanine Equity

Series A Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding and a $1,000 liquidation preference per share, or $562 thousand in aggregate.

Series B Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had 2,301,337 and 1,872,448 shares, issued and outstanding, respectively, and 5,000,000 authorized shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) with a $25.00 liquidation preference per share, or $57.53 million and $46.81 million in aggregate, respectively.

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2022 and December 31, 2021, the Company had 3,152,392 issued and outstanding, and 6,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, and a liquidation value of $109.21 million and $104.97 million in aggregate, respectively.

The changes in the carrying value of the Series D Preferred for the six months ended June 30, 2022 and 2021 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Series D Preferred
Balance December 31, 2021	$92,548
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance March 31, 2022	94,791
Accretion of Preferred Stock discount	124
Undeclared dividends	2,118
Balance June 30, 2022	$97,033

Series D Preferred
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	87,321
Accretion of Preferred Stock discount	125
Undeclared dividends	2,042
Redemption of Preferred Stock	(2,882)
Balance June 30, 2021	$86,606

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

	June 30, 2022
	Outstanding shares	Potential Dilutive Shares
Common units	145,723	145,723
Series B Preferred Stock	2,301,337	1,438,336
Series D Preferred Stock	3,152,392	6,439,132
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	25,078,898

Dividends

The following table summarizes the Series D Preferred dividends (unaudited, in thousands except for per share amounts):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

	Series D Preferred
Record Date/Arrears Date	Arrears	Per Share

For the three months ended June 30, 2022	$2,118	$0.67
For the six months ended June 30, 2022	$4,236	$1.34

For the three months ended June 30, 2021	$2,042	$0.67
For the six months ended June 30, 2021	$4,153	$1.34

The total cumulative dividends in arrears for Series D Preferred (per share $9.64) as of June 30, 2022 is $30.40 million. There were no dividends declared to holders of Common Stock during the three and six months ended June 30, 2022 and 2021.

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2022 and 2021, the weighted average remaining lease term of our leases is 30 and 31 years, respectively. Rent expense under the operating lease agreements were $264 thousand and $528 thousand for the three and six months ended June 30, 2022, respectively. The rent expense was $267 thousand and $532 thousand for the three and six months ended June 30, 2021, respectively.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$226	$226	$452	$451

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of June 30, 2022 and a reconciliation of those cash flows to the operating lease liabilities at June 30, 2022 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2022	$453
December 31, 2023	907
December 31, 2024	909
December 31, 2025	913
December 31, 2026	943
December 31, 2027	946
Thereafter	21,897
Total minimum lease payments (1)	26,968
Discount	(14,012)
Operating lease liabilities	$12,956
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represent approximately 61%, 35% and 4% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

David Kelly v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for the City of Virginia Beach, Virginia. Former CEO David Kelly filed suit on May 28, 2020, alleging breach of his employment contract. On March 15, 2022, the Court granted Mr. Kelly $340 thousand with interest thereon at a rate of 6% per annum from the date of termination, April 13, 2020, until paid, plus attorneys' fees and costs in the amount of $311 thousand. On March 31, 2022, $691 thousand was paid to Mr. Kelly. The Company has now fulfilled its obligations pursuant to the Court’s Order in this case.

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”). The complaint alleges that the Company amended provisions of its Articles Supplementary in 2018 governing the issuance of the Company’s Series D Preferred in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred. The complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which was denied. The JCP Plaintiffs filed a Motion For Partial Summary Judgment, as to which the Company and the Individual Defendants filed oppositions. The Judge denied the JCP Plaintiffs' Motion and ordered the parties to prepare a joint discovery schedule. The Judge also ordered the parties to engage in mediation with a Magistrate Judge. That mediation is scheduled for August 30, 2022. At this juncture, the outcome of the litigation is uncertain.

Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. On October 25, 2021, Steamboat Capital Partners Master Fund, LP, a Cayman Islands exempted limited partnership and stockholder of the Company, and Steamboat Capital Partners II, LP, a Delaware limited partnership and stockholder of the Company, filed a putative class action on behalf of holders of the Company’s Series B Preferred Stock and Series D Preferred Stock. The complaint alleges that the Company's rights offering of convertible debt to the Company's common stockholders, and the notes issued pursuant to the rights offering, breached the provisions of the Company's governing documents and violated the rights of the holders of the Series B Preferred and Series D Preferred with respect to accumulated and unpaid dividends. Plaintiffs seek relief as follows: require the Company to pay all dividends accrued, as of the date of the rights offering, on the Series B Preferred and Series D Preferred, and prohibit the Company from paying interest on the notes held by the Company's common stockholders (upon exercise of the rights) until all accrued dividends on the Series B Preferred and Series D Preferred are paid. Plaintiffs also seek a declaration that the rights offering by the Company to its common stockholders, which resulted in the issuance of notes, when accrued Series B Preferred dividends and Series D Preferred dividends had not been fully paid, breached the provisions of the Company's governing documents. In addition, the complaint contends that the Company's amendment of its charter to remove the cumulative nature of dividends from the Series B Preferred cannot be applied retroactively. A trial date is set for May 2023. The parties have each filed potentially dispositive motions upon which the court has yet to rule. At this juncture, the outcome of the litigation is uncertain.

In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation, Case No.: 1:22-cv-1103, in the United States District Court for the District of Maryland (formerly captioned David Sydney, et. al. v. Cedar Realty Trust, Inc., Wheeler Real Estate Investment Trust, Inc. et al.). On April 8, 2022, several purported holders of preferred stock of Cedar Realty Trust, Inc. (“Cedar”) filed a putative class action in the Circuit Court for Montgomery County, Maryland against Cedar, Cedar’s Board of Directors, and the Company arising out of transactions that include the pending acquisition of Cedar by the Company. The defendants removed the case to federal court. The complaint, as amended on May 6, 2022, includes allegations of breach of contract against Cedar with respect to the articles supplementary governing the terms of Cedar’s preferred stock and breach of fiduciary duty against the members of Cedar’s Board of Directors. The plaintiffs allege that Cedar breached their liquidation and conversion rights as set forth in Cedar’s articles supplementary, and that the members of Cedar’s Board of Directors acted in bad faith and breached their fiduciary duty in structuring the transactions that include the merger. The complaint further alleges that the Company tortiously interfered with Cedar’s contract with the owners of Cedar’s preferred stock and aided and abetted the alleged breach of fiduciary duty by Cedar’s Board of Directors. The amended complaint seeks damages in an unspecified amount. Following a hearing, the Court on June 22, 2022, denied plaintiffs’ motion for a preliminary injunction enjoining the

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
merger. By Order dated July 11, 2022, the Court consolidated this case formerly captioned David Sydney, et. al. v. Cedar Realty Trust, Inc., Wheeler Real Estate Investment Trust, Inc. et al with another putative class action brought by a preferred Cedar stockholder (with both cases to use the caption In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation), and set August 24, 2022 for the plaintiffs to file a consolidated amended complaint. At this juncture, the outcome of the litigation is uncertain.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.11 million, the principal amount of the bonds, as of June 30, 2022. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and six months ended June 30, 2022 the Company did not fund any debt service shortfalls. During the three and six months ended June 30, 2021 the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of June 30, 2022 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Subsequent Events

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.00 million at a fixed interest rate of 5.31% with interest-only payments through maturity, July 6, 2032.

The JANAF Loan Agreement proceeds were used to refinance three loans including $1.16 million in defeasance.

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
As of June 30, 2022, the Trust, through the Operating Partnership, owned and operated fifty-seven retail shopping centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania and West Virginia.

Recent Trends and Activities

Pending Acquisition of Cedar Realty Trust

On March 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Cedar Realty Trust, Inc. (“Cedar”), Cedar Realty Trust Partnership, L.P., (“Cedar OP”), WHLR Merger Sub Inc., a wholly owned subsidiary of the Company, and WHLR OP Merger Sub LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), pursuant to which the Company agreed to acquire Cedar, including 19 of its shopping center assets, in an all-cash merger transaction consisting, in accordance with the terms of the Merger Agreement, of a payment to Cedar common shareholders of merger consideration of $9.48 per common share (the “Cedar Acquisition”). Concurrent with the payment of the merger consideration, Cedar common shareholders will receive from Cedar by way of a special dividend $19.52 per common share resulting from prior sales of various Cedar assets. The Cedar Acquisition is expected to close on or about August 22, 2022, subject to satisfaction of customary closing conditions.

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

The Cedar Acquisition has been approved by the boards of directors of each of the Company and Cedar, and by Cedar’s common stockholders.

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

The Cedar Acquisition is expected to increase the Company’s presence in the Northeast, and create a total operating portfolio of 76 shopping centers (the majority of which will be grocery-anchored), consisting of approximately 8.2 million square feet of gross leasable area.

The amounts presented herein for the six months ended June 30, 2022, are solely the Company’s stand-alone results of operations and therefore do not include Cedar’s results of operations for these periods.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 11, 2022	Walnut Hill Plaza - Petersburg, VA	$1,986	$(15)	$1,786

In conjunction with the Walnut Hill Plaza sale the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan and on February 17, 2022, the Company paid the remaining loan balance of $1.34 million.

Assets Held for Sale

At June 30, 2022, assets held for sale included Harbor Pointe Associates, LLC as the Company had committed to a plan to sell the entity. At December 31 2021, assets held for sale included Walnut Hill Plaza.

Interest Payment of Convertible Notes

On June 30, 2022, the Company issued a total of 432,994 shares of Series B Preferred in payment of interest on the Convertible Notes.

Guggenheim Loan Agreement

On June 17, 2022, the Company entered into a term loan agreement (the “Guggenheim Loan Agreement”) with Guggenheim Real Estate, LLC., for $75.00 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time.The Guggenheim Loan Agreement is collateralized by twenty-two properties and loan proceeds were used to refinance eleven loans including $1.46 million in defeasance.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Renewals(1):
Leases renewed with rate increase (sq feet)	149,860	34,629	216,208	179,802
Leases renewed with rate decrease (sq feet)	6,161	29,550	11,489	54,423
Leases renewed with no rate change (sq feet)	54,322	42,394	74,651	60,353
Total leases renewed (sq feet)	210,343	106,573	302,348	294,578

Leases renewed with rate increase (count)	24	15	44	42
Leases renewed with rate decrease (count)	3	4	5	9
Leases renewed with no rate change (count)	6	7	18	15
Total leases renewed (count)	33	26	67	66

Option exercised (count)	5	4	7	8

Weighted average on rate increases (per sq foot)	$1.29	$0.91	$1.25	$0.73
Weighted average on rate decreases (per sq foot)	$(3.75)	$(3.09)	$(3.00)	$(2.20)
Weighted average rate on all renewals (per sq foot)	$0.81	$(0.56)	$0.78	$0.04

Weighted average change over prior rates	8.80%	(5.37)%	7.73%	0.39%

New Leases(1) (2):
New leases (sq feet)	29,271	113,865	98,190	226,459
New leases (count)	15	18	38	37
Weighted average rate (per sq foot)	$13.05	$8.30	$13.08	$8.27

Gross Leasable Area ("GLA") expiring during the next 6 months, including month-to-month leases	2.70%	2.87%	2.70%	2.87%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

Results of Operations

The following table presents a comparison of the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2022	2021	2022	2021	Change	% Change	Change	% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	57	59	57	59	(2)	(3.39)%	(2)	(3.39)%
Aggregate gross leasable area at period end (1)	5,391,432	5,511,881	5,391,432	5,511,881	(120,449)	(2.19)%	(120,449)	(2.19)%
Ending leased rate at period end (1)	95.7%	91.9%	95.7%	91.9%	3.8%	4.13%	3.8%	4.13%
FINANCIAL DATA:
Rental revenues	$15,324	$15,290	$30,656	$29,946	$34	0.22%	$710	2.37%
Other revenues	155	200	320	272	(45)	(22.50)%	48	17.65%
Total Revenue	15,479	15,490	30,976	30,218	(11)	(0.07)%	758	2.51%
OPERATING EXPENSES:
Property operations	4,732	4,660	9,982	9,544	72	1.55%	438	4.59%
Depreciation and amortization	3,625	3,639	7,241	7,355	(14)	(0.38)%	(114)	(1.55)%
Impairment of assets held for sale	100	2,200	760	2,200	(2,100)	(95.45)%	(1,440)	(65.45)%
Corporate general & administrative	1,673	1,607	2,937	3,189	66	4.11%	(252)	(7.90)%
Total Operating Expenses	10,130	12,106	20,920	22,288	(1,976)	(16.32)%	(1,368)	(6.14)%
(Loss) gain on disposal of properties	—	—	(15)	176	—	—%	(191)	(108.52)%
Operating Income	5,349	3,384	10,041	8,106	1,965	58.07%	1,935	23.87%
Interest income	14	—	27	—	14	100.00%	27	100.00%
Interest expense	(7,501)	(5,215)	(12,129)	(14,176)	(2,286)	(43.84)%	2,047	14.44%
Net changes in fair value of derivative liabilities	2,085	(1,234)	(1,877)	(1,581)	3,319	268.96%	(296)	(18.72)%
Other income	—	—	—	552	—	—%	(552)	(100.00)%
Other expense	—	—	(691)	—	—	—%	(691)	(100.00)%
Net Loss Before Income Taxes	(53)	(3,065)	(4,629)	(7,099)	3,012	98.27%	2,470	34.79%
Income tax expense	—	(2)	—	(2)	2	100.00%	2	100.00%
Net Loss	(53)	(3,067)	(4,629)	(7,101)	3,014	98.27%	2,472	34.81%
Less: Net (loss) income attributable to noncontrolling interests	(1)	—	3	15	(1)	(100.00)%	(12)	(80.00)%
Net Loss Attributable to Wheeler REIT	$(52)	$(3,067)	$(4,632)	$(7,116)	$3,015	98.30%	$2,484	34.91%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $15.48 million and $30.98 million for the three and six months ended June 30, 2022, respectively, compared to $15.49 million and $30.22 million for the three and six months ended June 30, 2021, respectively, representing a decrease of 0.07% and an increase of 2.51%, respectively. The increase in rental revenues of $34 thousand and $710 thousand for the three and six months ended June 30, 2022 is primarily a result of a 410 basis point improvement in occupancy, partially offset by the decrease from sold properties. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $10.13 million and $20.92 million for the three and six months ended June 30, 2022, respectively, compared to $12.11 million and $22.29 million for the three and six months ended June 30, 2021, respectively, representing a decrease of 16.32% and 6.14%, respectively. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Impairment of assets held for sale was $100 thousand and $760 thousand for the three and six months ended June 30, 2022, respectively, as a result of Harbor Pointe Land Parcel. Impairment of assets held for sale was $2.20 million and $2.20 million for the three and six months ended June 30, 2021, respectively, as a result of Columbia Fire Station.

Depreciation and amortization decreased $14 thousand and $114 thousand for the three and six months ended June 30, 2022, respectively, primarily as a result of lease intangibles becoming fully amortized partially offset by an increase in depreciation due to capital improvements to properties related to occupancy increases.

Corporate general and administrative expenses were $1.67 million and $1.61 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 4.11%, primarily a result of the following:

•$144 thousand increase in advertising related costs associated with conferences and marketing expenses;
•$38 thousand increase in compensation and benefits primarily driven by payroll related costs; and
•$76 thousand increase in corporate administration costs; and partially offset by
•$87 thousand decrease in professional fees primarily related to lower legal fees; and
•$105 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities.

Corporate general and administrative expenses were $2.94 million and $3.19 million for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of 7.90%, primarily a result of the following:

•$444 thousand decrease in professional fees primarily related to lower legal fees and timing of director and officer insurance reimbursement;
•$235 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities; partially offset by
•$116 thousand increase in compensation and benefits primarily driven by payroll related costs;
•$169 thousand increase in advertising related costs associated with conferences and marketing expenses; and
•$142 thousand increase in corporate administration costs.

Disposal of Properties

The net (loss) gain on disposal of properties change of $0 and $(191) thousand for the three and six months ended June 30, 2022 is a result of the 2022 sale of Walnut Hill Plaza compared to the 2021 sale of the Berkley Shopping Center and Berkley Land Parcel.

Interest Expense

Interest expense was $7.50 million and $5.22 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 43.84%, primarily a result of $1.46 million in defeasance costs paid as a result of loans refinanced with the Guggenheim Loan Agreement in addition to the write off of deferred loan costs and interest on the Convertibles Notes accounting for $1.52 million, which is inclusive of a $945 thousand adjustment to fair value for interest paid with the shares of Series B Preferred, offset by a decrease of approximately $700 thousand in interest associated with the Wilmington Financing Agreement that was paid in full in December 2021.

Interest expense was $12.13 million and $14.18 million for the six months ended June 30, 2022 and 2021, respectively, representing a decrease of 14.44%. Amortization on deferred loan costs accounted for $2.97 million of the decrease, primarily attributable to the 2021 write-off of debt issuance costs and $1.53 million in interest associated with the Wilmington Financing Agreement along with $687 thousand in defeasance paid resulting from the sale of Berkley Shopping Center, partially offset by $1.46 million in defeasance costs paid as a result of loans refinanced with the Guggenheim Loan Agreement in addition to the write off of deferred loan costs and interest on the Convertibles Notes accounting for $2.10 million, which is inclusive of a $945 thousand adjustment to fair value for interest paid with shares of Series B Preferred.

Net Change in Fair Value of Derivative Liabilities

The change in net change in fair value of derivative liabilities of $3.32 million and $(296) thousand for the three and six months ended June 30, 2022 and 2021, respectively, represents a non-cash adjustment from change in the fair value. The largest impact on the derivative liabilities' valuation is a result of the change in fair market value of the Company's securities described at Note 6 on this Form 10-Q and the 2021 conversion features on Convertible Notes.

Other Income and Expense

Other expense was $0 and $691 thousand for the three and six months ended June 30, 2022, respectively, relating to legal settlement costs. There was no other expense recognized in 2021. No other income was recognized in 2022. Other income was $0 and $552 thousand for three and six months ended June 30, 2021, respectively, relating to Paycheck Protection Program ("PPP") Promissory Note forgiveness. Other income and other expense are non-operating in nature.

Preferred Dividends

The Company had accumulated undeclared dividends of $30.40 million to holders of shares of our Series D Preferred, of which $2.12 million and $4.24 million are attributable to the three months and six months ended June 30, 2022, respectively.

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

•Continuing operations:
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021);
◦Tulls Creek Land Parcel (sold July 9, 2021);
◦Rivergate Shopping Center Out Parcel (sold August 31, 2021);
◦Columbia Fire Station (sold November 17, 2021); and
◦Walnut Hill Plaza (sold January 11, 2022).

	Three Months Ended June 30,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021

	(in thousands, unaudited)
Net Loss	$(53)	$(704)	$—	$(2,363)	$(53)	$(3,067)
Adjustments:
Income tax expense	—	2	—	—	—	2
Net changes in fair value of derivative liabilities	(2,085)	1,234	—	—	(2,085)	1,234
Interest expense	7,501	5,014	—	201	7,501	5,215
Interest income	(14)	—	—	—	(14)	—
Corporate general & administrative	1,673	1,601	—	6	1,673	1,607
Impairment of assets held for sale	100	—	—	2,200	100	2,200
Depreciation and amortization	3,625	3,583	—	56	3,625	3,639
Other non-property revenue	(8)	(9)	—	—	(8)	(9)
Property Net Operating Income	$10,739	$10,721	$—	$100	$10,739	$10,821

Property revenues	$15,471	$15,318	$—	$163	$15,471	$15,481
Property expenses	4,732	4,597	—	63	4,732	4,660
Property Net Operating Income	$10,739	$10,721	$—	$100	$10,739	$10,821

	Six Months Ended June 30,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021

	(in thousands, unaudited)
Net Loss	$(4,592)	$(3,914)	$(37)	$(3,187)	$(4,629)	$(7,101)
Adjustments:
Income tax expense	—	2	—	—	—	2
Other expense	691	—	—	—	691	—
Net changes in fair value of derivative liabilities	1,877	1,581	—	—	1,877	1,581
Interest expense	12,117	13,073	12	1,103	12,129	14,176
Interest income	(27)	—	—	—	(27)	—
Loss (gain) on disposal of properties	—	—	15	(176)	15	(176)
Corporate general & administrative	2,930	3,141	7	48	2,937	3,189
Impairment of assets held for sale	760	—	—	2,200	760	2,200
Depreciation and amortization	7,241	7,244	—	111	7,241	7,355
Other non-property revenue	(16)	(574)	—	—	(16)	(574)
Property Net Operating Income	$20,981	$20,553	$(3)	$99	$20,978	$20,652

Property revenues	$30,957	$29,874	$3	$322	$30,960	$30,196
Property expenses	9,976	9,321	6	223	9,982	9,544
Property Net Operating Income	$20,981	$20,553	$(3)	$99	$20,978	$20,652

Property Revenues

Total same store property revenues were $15.47 million and $15.32 million for the three months ended June 30, 2022 and 2021, respectively, representing an increase of 1.00% primarily due to:

•$624 thousand increase in rental revenues (excluding straight-line revenue) and reimbursement revenue primarily due to increased occupancy; partially offset by

•$230 thousand decrease in straight-line rental revenues; and
•$220 thousand increase in provision for credit losses on operating lease receivables.

Total same store property revenues were $30.96 million and $29.87 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase of 3.63% primarily due to:

•$1.67 million increase in rental revenues (excluding straight-line revenue) and reimbursement revenue primarily due to increased occupancy; partially offset by
•$441 thousand decrease in straight-line rental revenues; and
•$190 thousand increase in provision for credit losses on operating lease receivables.

Property Expenses

Total same store property expenses were $4.73 million and $4.60 million for the three months ended June 30, 2022 and 2021, respectively, an increase of 2.94%. The $135 thousand increase for the three months ended June 30, 2022 is primarily due to increases of $79 thousand in insurance and $43 thousand in repairs and maintenance.

Total same store property expenses were $9.98 million and $9.32 million for the six months ended June 30, 2022 and 2021, respectively, an increase of 7.03%. The $655 thousand increase for the six months ended June 30, 2022 is primarily due to increases of $192 thousand in insurance, $186 thousand in snow removal and $175 thousand in remaining common area expenses.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and six months ended June 30, 2022 and 2021.

Property Net Operating Income

Total property net operating income was $10.74 million and $20.98 million for the three and six ended June 30, 2022, compared to $10.82 million and $20.65 million for the three and six month ended June 30, 2021, respectively, representing a decrease of $82 thousand and an increase of $326 thousand, respectively.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2022	2021	2022	2021	2022	2021	$	%

Net Loss	$(53)	$(704)	$—	$(2,363)	$(53)	$(3,067)	$3,014	98.27%
Depreciation and amortization of real estate assets	3,625	3,583	—	56	3,625	3,639	(14)	(0.38)%
Impairment of assets held for sale	100	—	—	2,200	100	2,200	(2,100)	(95.45)%
FFO	$3,672	$2,879	$—	$(107)	$3,672	$2,772	$900	32.47%

	Six Months Ended June 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2022	2021	2022	2021	2022	2021	$	%

Net Loss	$(4,592)	$(3,914)	$(37)	$(3,187)	$(4,629)	$(7,101)	$2,472	34.81%
Depreciation and amortization of real estate assets	7,241	7,244	—	111	7,241	7,355	(114)	(1.55)%
Impairment of assets held for sale	760	—	—	2,200	760	2,200	(1,440)	(65.45)%
Loss (gain) on disposal of properties	—	—	15	(176)	15	(176)	191	108.52%
FFO	$3,409	$3,330	$(22)	$(1,052)	$3,387	$2,278	$1,109	48.68%

During the three months ended June 30, 2022, same store FFO increased $793 thousand primarily due to the following:

•$3.32 million increase in the net change in fair value of derivative liability; partially offset by
•$2.49 million increase in interest expense.

During the six months ended June 30, 2022, same store FFO increased $79 thousand primarily due to the following:

•$956 thousand decrease in interest expense;
•$211 thousand decrease in corporate general and administrative expenses;
•$428 thousand increase in property net operating income; partially offset by
•$296 thousand decrease in the net change in fair value of derivative liability;
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

Total AFFO is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

FFO	$3,672	$2,772	$3,387	$2,278
Preferred Stock dividends - undeclared	(2,264)	(2,189)	(4,528)	(4,462)
Preferred stock accretion adjustments	146	147	292	309
FFO available to common stockholders and common unitholders	1,554	730	(849)	(1,875)
Capital related costs	2	156	(22)	284
Other non-recurring and non-cash expense	1,468	11	2,169	156
Net changes in fair value of derivative liabilities	(2,085)	1,234	1,877	1,581
Straight-line rental revenue, net straight-line expense	(148)	(376)	(217)	(590)
Loan cost amortization	928	674	1,348	4,316
Paid-in-kind interest	2,099	—	2,099	—
Above (below) market lease amortization	(7)	17	16	5
Recurring capital expenditures and tenant improvement reserves	(269)	(275)	(539)	(551)
AFFO	$3,542	$2,171	$5,882	$3,326

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $1.47 million and $2.17 million for the three and six months ended June 30, 2022 primarily include $1.46 million in loan prepayment penalty a result of the 2022 loan refinancing activity and legal settlement costs. Other nonrecurring expenses of $11 thousand and $156 thousand for the three and six months ended June 30, 2021 include $0 and $687 thousand, respectively, loan prepayment penalty on sale of the Berkley Shopping Center, partially offset with $0 and $552 thousand, respectively, in PPP Promissory Note forgiveness.

Net changes in fair value of derivative liabilities is the result of the non-cash loss or gain from adjusting the warrant liabilities and embedded derivative liabilities to their fair market value, further details are described at Note 6 on this Form 10-Q.

Loan cost amortization was $928 thousand and $1.35 million for three months and six months ended June 30, 2022, respectively, compared to $674 thousand and $4.32 million for three months and six months ended June 30, 2021. The increase for the three months ended June 30, 2022 compared to 2021 is primarily related to the write-off of loan costs associated with the Guggenheim Loan Agreement. The decrease for the six months ended June 30, 2022 compared to 2021 is primarily related to the write-off of loan costs associated with the Powerscourt Financing Agreement in 2021, partially offset with the write-off of loan costs associated with the Guggenheim Loan Agreement and the amortization of the Convertible Notes.

The preferred stock accretion adjustments represent the amortization of offering costs associated with raising the Series B Preferred and Series D Preferred.

Liquidity and Capital Resources

At June 30, 2022, our consolidated cash, cash equivalents and restricted cash totaled $46.55 million compared to consolidated cash, cash equivalents and restricted cash of $44.15 million at June 30, 2021. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Six Months Ended June 30,		Period Over Period Change
	2022	2021	$	%
Operating activities	$9,951	$9,536	$415	4.35%
Investing activities	$(3,247)	$2,621	$(5,868)	(223.88)%
Financing activities	$(571)	$(10,773)	$10,202	94.70%

Operating Activities

Our cash flows from operating activities were $9.95 million and $9.54 million for the six months ended June 30, 2022 and 2021, respectively, representing an increase of 4.35% or $415 thousand. This increase is primarily a result of the decrease in interest expense, an increase in property NOI of $326 thousand and the timing of accounts payable, accrued expenses and other liabilities partially offset by the timing of receivables, deferred costs and other expenses and other non-operating expenses.

Investing Activities

Our cash flows used in investing activities were $3.25 million for the six months ended June 30, 2022, compared to $2.62 million of cash flows provided by investing activities for the six months ended June 30, 2021, representing a decrease of 223.88% or $5.87 million due to costs related to the Cedar Acquisition, sales described in Note 3 included in this Form 10-Q and an increase in capital expenditures paid of $2.18 million.

Financing Activities

Our cash flows used in financing activities were $571 thousand and $10.77 million for the six months ended June 30, 2022 and 2021, respectively, representing an increased of 94.70% or $10.20 million due to the following:
•$28.85 million increase in loan proceeds a result of the Guggenheim Loan Agreement, partially offset by the 2021 Wilmington Financing Agreement and Tuckernuck refinance;
•$8.34 million decrease as a result of 2021 preferred stock redemptions;
•$995 thousand decrease in deferred financing costs primarily related to the Wilmington Financing Agreement, partially offset by 2022 deferred financing costs; partially offset by
•$27.21 million increase in loan principal payments primarily a result of the eleven loans paid associated with the Guggenheim Loan Agreement and the 2022 Walnut Hill Plaza payoff, partially offset by the 2021 Powerscourt Financing Agreement payoff, the Wilmington Financing Agreement proceeds, the Tuckernuck refinance and Berkley Shopping Center sale; and
•$771 thousand increase in prepayment penalties related to defeasance associated with the Guggenheim Loan Agreement partially offset by the Berkley/Sangaree/Tri-County loan payoff.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	(unaudited)
Fixed-rate notes (1)	$350,877	$344,177
Adjustable-rate mortgages	—	2,085
Total debt	$350,877	$346,262
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.67% and 5.46 years, respectively, at June 30, 2022. We have $4.48 million of debt maturing, including scheduled principal repayments, during the twelve months ending June 30, 2023. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended June 30, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2022 are $4.48 million in principal and regularly scheduled payments due in the twelve months ended June 30, 2023 as described in Note 5 on this Form 10-Q. The Company plans to pay these obligations through a combination of refinances, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, at June 30, 2022 the Company had:
•$24.61 million in cash and cash equivalents;
•$21.95 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance; and

•intends to use cash generated from operations during the twelve months ended June 30, 2023.

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

Series D Preferred Stock

Beginning on September 21, 2023 (the “Series D Redemption Date”), holders of the Series D Preferred (the “Series D Preferred Holders”) will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued but unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of the Company’s Common Stock, or a combination of cash and shares of the Company’s Common Stock. Since January 2019, the Company’s Series D Preferred (of which there are approximately 3.15 million shares outstanding at June 30, 2022) have been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share of Series D Preferred, or at $2.6875 per share per annum. As of June 30, 2022, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $30.40 million.

As of June 30, 2022, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on August 8, 2022 of $2.23 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date and would instead choose to exercise their redemption rights on or after the Series D Redemption Date.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2021 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the three months ended June 30, 2022, there have been no significant changes to these estimates and policies previously disclosed in our 2021 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2022 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of August 9, 2022, the Company had accumulated undeclared dividends of $30.40 million to holders of shares of our Series D Preferred, of which $2.12 million and $4.24 million are attributable to the three months and six months ended June 30, 2022, respectively.

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

2.2
First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P. (Filed as an exhibit to Form 10-Q, filed on May 11, 2022).

2.3	Term Loan Agreement dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on June 21, 2022).

2.4	Loan Agreement dated July 6, 2022, between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on July 8 , 2022).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 9, 2022