Form 10-Q
period 2022-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2022-11-08
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WHLR	Nasdaq Capital Market
Series B Convertible Preferred Stock	WHLRP	Nasdaq Capital Market
Series D Cumulative Convertible Preferred Stock	WHLRD	Nasdaq Capital Market
7.00% Subordinated Convertible Notes due 2031	WHLRL	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 4, 2022, there were 9,793,494 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Investment properties, net	$567,573	$386,730
Cash and cash equivalents	24,057	22,898
Restricted cash	30,245	17,521
Rents and other tenant receivables, net	11,517	9,233
Assets held for sale	419	2,047
Above market lease intangibles, net	3,432	2,424
Operating lease right-of-use assets	15,129	12,455
Deferred costs and other assets, net	40,674	11,973
Total Assets	$693,046	$465,281
LIABILITIES:
Loans payable, net	$467,230	$333,283
Liabilities associated with assets held for sale	—	3,381
Below market lease intangibles, net	26,340	3,397
Derivative liabilities	7,309	4,776
Operating lease liabilities	16,446	13,040
Accounts payable, accrued expenses and other liabilities	21,286	11,054
Total Liabilities	538,611	368,931
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,152,392 shares issued and outstanding; $111.33 million and $104.97 million aggregate liquidation value, respectively)	99,276	92,548

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 2,301,337 and 1,872,448 shares issued and outstanding, respectively; $57.53 million and $46.81 million aggregate liquidation preference, respectively)	43,263	41,189
Common Stock ($0.01 par value, 200,000,000 shares authorized 9,793,494 and 9,720,532 shares issued and outstanding, respectively)	98	97
Additional paid-in capital	234,956	234,229
Accumulated deficit	(288,546)	(274,107)
Total Stockholders’ (Deficit) Equity	(9,776)	1,861
Noncontrolling interests	64,935	1,941
Total Equity	55,159	3,802
Total Liabilities and Equity	$693,046	$465,281
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE:
Rental revenues	$18,486	$15,000	$49,142	$44,946
Other revenues	232	508	552	780
Total Revenue	18,718	15,508	49,694	45,726
OPERATING EXPENSES:
Property operations	6,655	5,029	16,637	14,573
Depreciation and amortization	4,981	3,678	12,222	11,033
Impairment of assets held for sale	—	—	760	2,200
Corporate general & administrative	2,498	1,756	5,434	4,945
Total Operating Expenses	14,134	10,463	35,053	32,751
(Loss) gain on disposal of properties	—	1,967	(15)	2,143
Operating Income	4,584	7,012	14,626	15,118
Interest income	15	9	42	9
Interest expense	(6,949)	(5,637)	(19,079)	(19,813)
Net changes in fair value of derivative liabilities	(656)	1,884	(2,533)	303
Other income	—	—	—	552
Other expense	—	(185)	(691)	(185)
Net (Loss) Income Before Income Taxes	(3,006)	3,083	(7,635)	(4,016)
Income tax expense	—	—	—	(2)
Net (Loss) Income	(3,006)	3,083	(7,635)	(4,018)
Less: Net income attributable to noncontrolling interests	1,234	57	1,237	72
Net (Loss) Income Attributable to Wheeler REIT	(4,240)	3,026	(8,872)	(4,090)
Preferred Stock dividends - undeclared	(2,264)	(2,198)	(6,792)	(6,649)
Deemed contribution related to preferred stock redemption	—	—	—	5,040
Net (Loss) Income Attributable to Wheeler REIT Common Stockholders	$(6,504)	$828	$(15,664)	$(5,699)

(Loss) income per share:
Basic and Diluted	$(0.66)	$0.09	$(1.61)	$(0.59)
Weighted-average number of shares:
Basic and Diluted	9,792,815	9,713,125	9,749,651	9,708,588

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	(Deficit) Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	215,343	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	2,561	—	90	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	—	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)	—	4	(4,576)
Balance, March 31, 2022 (Unaudited)	562	453	1,868,343	41,121	9,723,093	97	234,319	(280,951)	(4,961)	215,343	1,945	(3,016)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	470	—	470	—	(470)	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	69,620	1	158	—	159	(69,620)	(159)	—
Paid-in-kind interest, issuance of Series B Preferred Stock	—	—	432,994	2,099	—	—	—	—	2,099	—	—	2,099
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	—	(2,264)
Net Loss	—	—	—	—	—	—	—	(52)	(52)	—	(1)	(53)
Balance, June 30, 2022 (Unaudited)	562	453	2,301,337	43,242	9,792,713	98	234,947	(283,267)	(4,527)	145,723	1,315	(3,212)
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	7	—	7	—	(7)	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	781	—	2	—	2	(781)	(2)	—
Noncontrolling interests assumed from the acquisition (1)	—	—	—	—	—	—	—	—	—	—	64,845	64,845
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(1,225)	(3,489)
Net (Loss) Income	—	—	—	—	—	—	—	(3,015)	(3,015)	—	9	(3,006)
Balance, September 30, 2022 (Unaudited)	562	$453	2,301,337	$43,263	9,793,494	$98	$234,956	$(288,546)	$(9,776)	144,942	$64,935	55,159
(1) See Notes 1, 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for further details.

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	(Deficit) Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	2,864	—	9	—	9	(2,864)	(9)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	16	—	16	—	(16)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,273)	(2,273)	—	—	(2,273)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	4,389	4,389	—	—	4,389
Net (Loss) Income	—	—	—	—	—	—	—	(4,049)	(4,049)	—	15	(4,034)
Balance, March 31, 2021 (Unaudited)	562	453	1,875,748	41,196	9,706,738	97	234,086	(262,800)	13,032	221,565	1,921	14,953
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	22
Conversion of operating partnership units to Common Stock	—	—	—	—	3,676	—	18	—	18	(3,676)	(18)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	15	—	15	—	(15)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,189)	(2,189)	—	—	(2,189)
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	651	651	—	—	651
Net Loss	—	—	—	—	—	—	—	(3,067)	(3,067)	—	—	(3,067)
Balance, June 30, 2021 (Unaudited)	562	453	1,875,748	41,218	9,710,414	97	234,119	(267,405)	8,482	217,889	1,888	10,370
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	21
Conversion of operating partnership units to Common Stock	—	—	—	—	801	—	3	—	3	(801)	(3)	—
Conversion of Series B Preferred Stock to Common Stock	—	—	(3,300)	(72)	2,572	—	72	—	—	—	—	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	5	—	5	—	(5)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,198)	(2,198)	—	—	(2,198)
Net Income	—	—	—	—	—	—	—	3,026	3,026	—	57	3,083
Balance, September 30, 2021 (Unaudited)	562	$453	1,872,448	$41,167	9,713,787	$97	$234,199	$(266,577)	$9,339	217,088	$1,937	11,276

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(7,635)	$(4,018)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	8,966	8,193
Amortization	3,256	2,840
Loan cost amortization	2,154	5,200
Changes in fair value of derivative liabilities	2,533	(303)
Above (below) market lease amortization, net	559	28
Paid-in-kind interest	2,099	—
Straight-line expense	24	26
Loss (gain) on disposal of properties	15	(2,143)
Credit losses on operating lease receivables	267	168
Impairment of assets held for sale	760	2,200
Net changes in assets and liabilities:
Rents and other tenant receivables, net	770	1,829
Unbilled rent	(548)	(1,061)
Deferred costs and other assets, net	3,074	(904)
Accounts payable, accrued expenses and other liabilities	11,660	2,458
Net cash provided by operating activities	27,954	14,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of cash acquired	(135,510)	—
Capital expenditures	(6,382)	(3,791)
Cash received from disposal of properties	1,786	7,610
Net cash (used in) provided by investing activities	(140,106)	3,819
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(8,748)	(6,026)
Loan proceeds	265,000	94,650
Loan principal payments	(127,603)	(68,801)
Preferred stock redemption	—	(8,336)
Loan prepayment penalty	(2,614)	(687)
Net cash provided by financing activities	126,035	10,800
INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	13,883	29,132
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	40,419	42,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$54,302	$71,900
Supplemental Disclosures:
Non-Cash Transactions:
Paycheck Protection Program forgiveness	$—	$552
Initial fair value of warrants	$—	$2,018
Initial fair value of derivative liability at issuance of convertible notes	$—	$5,393
Conversion of common units to common stock	$160	$30
Conversion of Series B Preferred Stock to common stock	$90	$72
Accretion of Preferred Stock discounts	$438	$454
Deemed contribution related to Preferred Stock discount	$—	$5,040
Other Cash Transactions:
Cash paid for interest	$14,137	$14,305

The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,057	$36,234
Restricted cash	30,245	35,666
Cash, cash equivalents, and restricted cash	$54,302	$71,900
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. (the “Trust,” the “REIT,” the “Company,” "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At September 30, 2022, the Trust owned 99.05% of the Operating Partnership. As of September 30, 2022, the Trust, through the Operating Partnership, owned and operated seventy-six centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania, Massachusetts, Maryland, Connecticut and West Virginia. Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) are unaudited and the results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for future periods or the year. The accompanying condensed consolidated financial statements include the accounts of the Company. The Company’s subsidiaries are accounted in accordance with the Consolidation Guidance of the Financial Accounting Standards Board (“FASB”). However, amounts presented in the condensed consolidated balance sheet as of December 31, 2021 are derived from the Company’s audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company prepared the accompanying condensed consolidated financial statements in accordance with GAAP for interim financial statements. The condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature. All material balances and transactions between the consolidated entities of the Company have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company's 2021 Annual Report filed on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”).

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

On August 22, 2022, the Company completed the merger transaction with Cedar. As a result of the merger, the Company acquired all of the outstanding shares of the Cedar's common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. Each outstanding share of common stock of Cedar and outstanding common unit of the Cedar OP held by persons other than Cedar immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result Cedar became a subsidiary of the REIT.

During the nine months ended September 30, 2022 the Company incurred acquisition related costs of $5.51 million for the merger. These costs were capitalized as part of the acquisition and are primarily comprised of professional fees and legal fees, see Note 3 included in this Form 10-Q for further details.

The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (the “Form 10-Q”) include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Organization and Basis of Presentation and Consolidation (continued)

defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

2. Summary of Significant Accounting Policies

Tenant Receivables

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2022 and December 31, 2021, the Company’s allowance for uncollectible tenant receivables totaled $3.81 million and $633 thousand, respectively.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At September 30, 2022 and December 31, 2021, there were $6.32 million and $5.77 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Minimum rent	$14,285	$11,487	$38,085	$34,149
Tenant reimbursements - variable lease revenue	3,875	3,178	10,455	9,604
Percentage rent - variable lease revenue	89	177	322	463
Straight-line rents	314	290	547	898
Other	232	508	552	780
Total	18,795	15,640	49,961	45,894
Credit losses on operating lease receivables	(77)	(132)	(267)	(168)
Total	$18,718	$15,508	$49,694	$45,726

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

Corporate General and Administrative Expense

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Corporate general & administrative expenses consist of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Professional fees	$946	$717	$1,918	$2,133
Compensation and benefits	863	325	1,554	900
Corporate administration	598	542	1,512	1,314
Advertising costs for leasing activities	22	36	232	77
Other	69	136	218	521
Total	$2,498	$1,756	$5,434	$4,945

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0 and $691 thousand for the three months and nine months ended September 30, 2022, respectively, which consist of legal settlement costs. Other expenses were $185 thousand for the three and nine months ended September 30, 2021, and consist of legal settlement costs.

Noncontrolling Interests

Noncontrolling interests is the portion of equity in the Operating Partnership not attributable to the Trust and noncontrolling interest attributable to the acquisition of Cedar. The ownership interests not held by the parent are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity.

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

The noncontrolling interest attributable to the acquisition of Cedar represents the fair market value of Cedar's outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred") as of August 22, 2022, the date of acquisition. The valuation assumption was based on the three-level valuation hierarchy for fair value measurements and represents Level 1 inputs. Level 1 inputs represent observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. The total cumulative dividends accrued for the Cedar Series B Preferred and Cedar Series C Preferred is $1.22 million as of September 30, 2022 and is included as a reduction to net loss attributable to Wheeler REIT Common Stockholders on the condensed consolidated statements of operations during the nine months ended September 30, 2022.

Recently Adopted Accounting Standards

In June 2016, the “FASB” issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2022, however the Company is early adopting as of January 1, 2022. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables, including straight-line rent receivables, recorded by lessors are explicitly excluded from the scope of Topic 326. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

As a result, the condensed consolidated statements of operations were adjusted as shown below:

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Previously Reported	Adjustment of Series A Preferred and Series B Preferred undeclared Dividends	As Adjusted	As Previously Reported	Adjustment of Series A Preferred and Series B Preferred undeclared Dividends	As Adjusted
Preferred Stock dividends - undeclared	$(3,260)	$1,062	$(2,198)	$(9,852)	$3,203	$(6,649)
Net (Loss) Income Attributable to Wheeler REIT Common Stockholders	$(234)	$1,062	$828	$(8,902)	$3,203	$(5,699)
(Loss) Income per share, Basic and Diluted	$(0.02)	$0.11	$0.09	$(0.92)	$0.33	$(0.59)

No other reclassifications had an effect on net income, total assets, total liabilities or equity.

3. Real Estate

Investment properties consist of the following (in thousands, unaudited):

	September 30, 2022	December 31, 2021
Land and land improvements	$138,066	$96,752
Buildings and improvements	504,632	357,606
Investment properties at cost	642,698	454,358
Less accumulated depreciation	(75,125)	(67,628)
Investment properties, net	$567,573	$386,730

The Company’s depreciation expense on investment properties was $3.39 million and $8.97 million for the three and nine months ended September 30, 2022, respectively. The Company’s depreciation expense on investment properties was $2.80 million and $8.19 million for the three and nine months ended September 30, 2021, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At September 30, 2022, assets held for sale included Harbor Pointe Associates, LLC, as the Company has committed to a plan to sell the entity, which holds an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). At December 31, 2021, assets held for sale included Walnut Hill Plaza.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense was $0 and $760 thousand for the three months and nine months ended September 30, 2022, respectively, resulting from reducing the carrying value of Harbor Pointe Land Parcel. Impairment expense was $0 and $2.20 million for the three and nine months ended September 30, 2021, respectively, resulting from reducing the carrying value of Columbia Fire Station.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	September 30, 2022	December 31, 2021
Investment properties, net	$419	$1,824
Rents and other tenant receivables, net	—	18
Deferred costs and other assets, net	—	205
Total assets held for sale	$419	$2,047

	September 30, 2022	December 31, 2021
Loans payable	$—	$3,145
Accounts payable, accrued expenses and other liabilities	—	236
Total liabilities associated with assets held for sale	$—	$3,381

The following properties were sold during the nine months ended September 30, 2022 and 2021 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786
August 31, 2021	Rivergate Shopping Center Out Parcel	3,700	1,915	3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres)	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	4,150	176	3,937

Cedar Acquisition

On August 22, 2022, the Company acquired Cedar, a 2.8 million square foot shopping center portfolio consisting of 19 properties located primarily in the Northeast from Virginia to Massachusetts (the "Cedar Portfolio"). The Cedar Portfolio was acquired through the purchase of the issued and outstanding shares of Cedar’s common stock, par value $0.06 per share (“Cedar Common Stock”), and the issued and outstanding common units of Cedar OP held by persons other than Cedar for an aggregate of $135.51 million of cash merger consideration and acquisition costs.

The following summarizes the consideration paid and the purchase allocation of assets acquired and liabilities assumed in conjunction with the acquisition described above in accordance with ASU 2017-01, along with a description of the methods used to determine the purchase price allocation (in thousands, unaudited). In determining the purchase price allocation, the Company considered many factors including, but not limited to, cash flows, market capitalization rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties. The following table summarizes the purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

Building and building improvements (a)	$143,802
Land and land improvements (a)	41,078
Lease intangibles (b)	28,835
Above market lease (c)	1,756
Right of use asset adjustment, ground lease (d)	2,913
Cash, accounts receivable and other assets	14,242
Total assets acquired	232,626

Below market lease (c)	(24,141)
Lease Liabilities, ground lease (d)	(3,552)
Accounts payable and other liabilities	(4,578)
Total liabilities acquired	(32,271)

Noncontrolling interest (e)	(64,845)

Purchase price allocation of net assets acquired, excluding noncontrolling interests	$135,510

Purchase consideration: (f)
Cash merger consideration	$130,000
Capitalized acquisition costs	5,510
$135,510

a.Represents the purchase price allocation of the net investment properties acquired which includes land, buildings, site improvements and tenant improvements. The purchase price allocation was determined using following approaches:
i.the market approach valuation methodology for land by considering similar transactions in the markets;

ii.a combination of the cost approach and income approach valuation methodologies for buildings, including replacement cost evaluations, “go dark” analyses and residual calculations incorporating the land values; and

iii.the cost approach valuation methodology for site and tenant improvements, including replacement costs and prevailing quoted market rates.

b. Represents the purchase price allocation of lease intangibles and other assets. Lease intangibles include in place leases. The income approach was used to determine the allocation of these intangible assets which included estimated market rates and expenses.

c.Represents the purchase price allocation of above and below market leases. The income approach was used to determine the allocation of above/below market leases using market rental rates for similar properties.

d.Represents the purchase price allocation of the lease liability and corresponding right of use asset associated with a ground lease. The Company used an incremental borrowing rate of 5.25% for the purpose of calculating the lease liability.

e.Represents the fair market value of Cedar's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock.

f.Represents merger consideration and capitalized transaction costs.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

Unaudited pro forma financial information in the aggregate is presented below for the acquisition of the Cedar properties. The unaudited pro forma information presented below includes the effects of the Cedar Acquisition as if it had been consummated as January 1, 2021. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments, interest expense related to debt incurred. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if this acquisition had taken place in January 1, 2021 or 2022. (Amounts presented in thousands, except per share figures).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Rental revenues	$24,193	$24,453	$72,656	$72,909
Net (Loss) Income from continuing operations	$(1,454)	$3,500	$(6,360)	$(3,940)
Net (Loss) Income attributable to Wheeler REIT	$(1,463)	$3,443	$(6,371)	$(4,012)
Net loss attributable to Wheeler REIT common shareholders	$(6,415)	$(1,432)	$(21,228)	$(13,685)
Basic loss per share	$(0.66)	$(0.15)	$(2.18)	$(1.41)
Diluted loss per share	$(0.66)	$(0.15)	$(2.18)	$(1.41)

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	September 30, 2022	December 31, 2021
Leases in place, net	$27,812	$7,519
Lease origination costs, net	7,401	1,474
Ground lease sandwich interest, net	1,462	1,667
Tenant relationships, net	589	853
Legal and marketing costs, net	426	14
Prepaid expenses	2,586	413
Other	398	33
Total deferred costs and other assets, net	$40,674	$11,973
As of September 30, 2022 and December 31, 2021, the Company’s intangible accumulated amortization totaled $61.68 million and $62.94 million, respectively. During the three and nine months ended September 30, 2022, the Company’s intangible amortization expense totaled $1.60 million and $3.26 million, respectively. During the three and nine months ended September 30, 2021, the Company’s intangible amortization expense totaled $874 thousand and $2.84 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, tenant relationships, and legal and marketing costs is as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Deferred Costs and Other Assets, Net (continued)

	Leases In Place, net	Lease Origination Costs, net	Ground Lease Sandwich Interest, net	Tenant Relationships, net	Legal & Marketing Costs, net	Total
For the remaining three months ending December 31, 2022	$2,359	$337	$68	$85	$28	$2,877
December 31, 2023	7,858	1,284	274	222	104	9,742
December 31, 2024	5,334	1,136	274	126	87	6,957
December 31, 2025	3,802	975	274	62	65	5,178
December 31, 2026	2,448	820	274	11	50	3,603
December 31, 2027	1,905	700	274	11	34	2,924
Thereafter	4,106	2,149	24	72	58	6,409
	$27,812	$7,401	$1,462	$589	$426	$37,690

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2022	December 31, 2021
KeyBank-Cedar Agreement(5)	Interest only	Variable	August 2023	$130,000	$—
Cypress Shopping Center	$34,360	4.70%	July 2024	5,936	6,031
Port Crossing	$34,788	4.84%	August 2024	5,677	5,778
Freeway Junction	$41,798	4.60%	September 2024	7,314	7,431
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,207	3,267
Bryan Station	$23,489	4.52%	November 2024	4,159	4,226
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,753	7,861
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,651	5,757
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Butler Square	Interest only	3.90%	May 2025	5,640	5,640
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (2)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,428	4,483
Tuckernuck	$32,202	5.00%	March 2026	4,950	5,052
Chesapeake Square	$23,857	4.70%	August 2026	4,129	4,192
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,108	6,176
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,178	8,277
Village of Martinsville	$89,664	4.28%	July 2029	15,285	15,589
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (3)	$100,222	4.25%	September 2031	18,111	18,430
Convertible Notes	Interest only	7.00%	December 2031	33,000	33,000
Guggenheim Loan Agreement (4)	Interest only	4.25%	July 2032	75,000	—
JANAF Loan Agreement (6)	Interest only	5.31%	July 2032	60,000	—
Walnut Hill Plaza	$26,850	5.50%	March 2023	—	3,145
Litchfield Market Village	$46,057	5.50%	November 2022	—	7,312
Twin City Commons	$17,827	4.86%	January 2023	—	2,843
New Market	$48,747	5.65%	June 2023	—	6,291
Benefit Street Note	$53,185	5.71%	June 2023	—	6,914
Deutsche Bank Note	$33,340	5.71%	July 2023	—	5,488
First National Bank	$24,656	LIBOR + 350 basis points	August 2023	—	789
Lumber River	$10,723	LIBOR + 350 basis points	September 2023	—	1,296
Tampa Festival	$50,797	5.56%	September 2023	—	7,753
Forrest Gallery	$50,973	5.40%	September 2023	—	8,060
South Carolina Food Lions Note	$68,320	5.25%	January 2024	—	11,259
Folly Road	$41,482	4.65%	March 2025	—	7,063
JANAF	$333,159	4.49%	July 2023	—	47,065
JANAF Bravo	$35,076	5.00%	May 2024	—	5,936
JANAF BJ's	$29,964	4.95%	January 2026	—	4,725
Total Principal Balance (1)				483,659	346,262
Unamortized debt issuance cost (1)				(16,429)	(9,834)
Total Loans Payable, including assets held for sale				467,230	336,428
Less loans payable on assets held for sale, net loan amortization costs				—	3,145
Total Loans Payable, net				$467,230	$333,283
(1) Includes loans payable on assets held for sale, see Note 3.
(2) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(3) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(4) Collateralized by 22 properties.
(5) Interest rate on this term loan consists of the Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5%. Commencing in February 2023, the applicable margin increases to 4.0%. Collateralized by the Cedar Portfolio.
(6) Collateralized by JANAF properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
5. Loans Payable (continued)

Convertible Notes

During the three and nine months ended September 30, 2022, interest related to the Convertible Notes was $578 thousand and $2.68 million. The semi-annual June payment was paid with 432,994 shares of Series B Preferred, which when adjusted to fair value represented an increase of $945 thousand.

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

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.00 million at a fixed interest rate of 5.31% with interest-only payments due monthly through maturity, July 6, 2032. The JANAF Loan Agreement proceeds were used to refinance three loans including $1.16 million in defeasance.

KeyBank-Cedar Agreement

On August 22, 2022, Cedar entered into a loan agreement (the “KeyBank-Cedar Agreement”) with KeyBank
National Association for $130.00 million with interest-only payments due monthly through maturity, August 22, 2023. The interest rate on this term loan consists of the Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5%. Commencing in February 2023, the applicable margin increases to 4.0%.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2022, including assets held for sale, are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2022	$572
December 31, 2023	132,343
December 31, 2024	33,690
December 31, 2025	85,337
December 31, 2026	19,347
December 31, 2027	9,313
Thereafter	203,057
Total principal repayments and debt maturities	$483,659

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Derivative Liabilities

Warrants to purchase shares of common stock outstanding at September 30, 2022 are as follows:

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

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model.

	September 30, 2022	December 31, 2021
Common Stock price	$1.30	$1.94
Weighted average contractual term to maturity	2.7 years	3.5 years
Range of expected market volatility %	64.58% - 85.99%	70.12% - 81.00%
Range of risk free interest rate	4.09% - 4.20%	0.72% - 1.16%

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

In measuring the embedded derivative liability, the Company used the following inputs in its multinomial lattice model:

	September 30, 2022	December 31, 2021
Conversion price	$6.25	$6.25
Common Stock price	$1.30	$1.94
Contractual term to maturity	9.3 years	10.1 years
Expected market volatility %	195.00%	80.00%
Risk-free interest rate	3.82%	1.51%
Traded WHLRL price, % of par	119.45%	113.96%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Derivative Liabilities (continued)

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Balance at the beginning of period	$4,776	$594
Issuance of Wilmington Warrant	—	2,018
Issuance of embedded derivative	—	5,932
Changes in fair value	2,533	(3,768)
Balance at ending of period	$7,309	$4,776

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale properties, for the three months ending December 31, 2022 and each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of September 30, 2022 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2022	$17,843
December 31, 2023	70,410
December 31, 2024	62,244
December 31, 2025	52,428
December 31, 2026	42,066
December 31, 2027	32,543
Thereafter	82,428
Total minimum rents	$359,962

8. Equity and Mezzanine Equity

Series A Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had 562 shares without par value of Series A Preferred Stock (“Series A Preferred”) issued and outstanding and a $1,000 liquidation preference per share, or $562 thousand in aggregate.

Series B Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had 2,301,337 and 1,872,448 shares, issued and outstanding, respectively, and 5,000,000 authorized shares of Series B Convertible Preferred Stock, without par value (“Series B Preferred”) with a $25.00 liquidation preference per share, or $57.53 million and $46.81 million in aggregate, respectively.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2022 and December 31, 2021, the Company had 3,152,392 issued and outstanding, and 6,000,000 authorized shares of Series D Cumulative Convertible Preferred Stock, without par value ("Series D Preferred") with a $25.00 liquidation preference per share, and a liquidation value of $111.33 million and $104.97 million in aggregate, respectively.

The changes in the carrying value of the Series D Preferred for the nine months ended September 30, 2022 and 2021 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)

Series D Preferred
Balance December 31, 2021	$92,548
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance March 31, 2022	94,791
Accretion of Preferred Stock discount	124
Undeclared dividends	2,118
Balance June 30, 2022	97,033
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance September 30, 2022	$99,276

Series D Preferred
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	140
Undeclared dividends	2,111
Redemption of Preferred Stock	(10,493)
Balance March 31, 2021	87,321
Accretion of Preferred Stock discount	125
Undeclared dividends	2,042
Redemption of Preferred Stock	(2,882)
Balance June 30, 2021	86,606
Accretion of Preferred Stock discount	124
Undeclared dividends	2,042
Balance September 30, 2021	$88,772

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

	September 30, 2022
	Outstanding shares	Potential Dilutive Shares
Common units	144,942	144,942
Series B Preferred Stock	2,301,337	1,438,336
Series D Preferred Stock	3,152,392	6,564,015
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	33,237,579

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Equity and Mezzanine Equity (continued)
Dividends

The following table summarizes the Series D Preferred dividends (unaudited, in thousands except for per share amounts):

	Series D Preferred
Record Date/Arrears Date	Arrears	Per Share

For the three months ended September 30, 2022	$2,118	$0.67
For the nine months ended September 30, 2022	$6,354	$2.01

For the three months ended September 30, 2021	$2,042	$0.67
For the nine months ended September 30, 2021	$6,195	$2.01

The total cumulative dividends in arrears for Series D Preferred (per share $10.31) as of September 30, 2022 is $32.52 million. There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred during the three and nine months ended September 30, 2022 and 2021.

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2022 and 2021, the weighted average remaining lease term of our leases is 34 years and 31 years, respectively. Rent expense under the operating lease agreements were $295 thousand and $823 thousand for the three and nine months ended September 30, 2022, respectively. The rent expense was $268 thousand and $800 thousand for the three and nine months ended September 30, 2021, respectively.

The Cedar Portfolio has a ground lease which is accounted for as an operating lease with an expiration in year 2071 and is included in the purchase price allocation discussed in Note 3 of this Form 10-Q.

Supplemental information related to leases is as follows (in thousands, unaudited):

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$248	$225	$700	$676

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of September 30, 2022 and a reconciliation of those cash flows to the operating lease liabilities at September 30, 2022 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)`
(Unaudited)
9. Leases Commitments (continued)

For the remaining three months ended December 31, 2022	$278
December 31, 2023	1,113
December 31, 2024	1,115
December 31, 2025	1,119
December 31, 2026	1,148
December 31, 2027	1,152
Thereafter	30,829
Total minimum lease payments (1)	36,754
Discount	(20,308)
Operating lease liabilities	$16,446
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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Southeast, Mid-Atlantic and Northeast, which markets represent approximately 41%, 44% and 15% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”). The complaint alleges that the Company amended provisions of its charter (as set forth in the Articles Supplementary in 2018) governing the issuance of the Company’s Series D Preferred in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred. The complaint seeks damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company has filed an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which was denied. The JCP Plaintiffs filed a Motion For Partial Summary Judgment, as to which the Company and the Individual Defendants filed oppositions. The Judge denied the JCP Plaintiffs' Motion and ordered the parties to prepare a joint discovery schedule. The Judge also ordered the parties to engage in mediation with a Magistrate Judge. During the mediation process, the Company made no offers of settlement. On or about November 2, 2022, the JCP Plaintiffs entered into a Settlement Agreement resolving all their claims against the Individual Defendants, but to which the Company did not join. Thereafter, the JCP Plaintiffs advised the Company that they had decided to dismiss their claims against the Company, and the JCP Plaintiffs requested pursuant to applicable rule that the Company consent to the filing of a Stipulation of Dismissal. The Company consented, and on November 3, 2022, the Stipulation of Dismissal was filed dismissing with prejudice all of the JCP Plaintiffs’ claims against the Company.

Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Steamboat Capital Partners Master Fund, LP and Steamboat Capital Partners II, LP v. Wheeler Real Estate Investment Trust, Inc., Circuit Court for Baltimore County, Maryland. On October 25, 2021, Steamboat Capital Partners Master Fund, LP, a Cayman Islands exempted limited partnership and stockholder of the Company, and Steamboat Capital Partners II, LP, a Delaware limited partnership and stockholder of the Company, filed a putative class action on behalf of holders of the Company’s Series B Preferred Stock and Series D Preferred Stock. The complaint alleges that the Company's rights offering of convertible debt to the Company's common stockholders, and the notes issued pursuant to the rights offering, breached the provisions of the Company's governing documents and violated the rights of the holders of the Series B Preferred and Series D Preferred with respect to accumulated and unpaid dividends. Plaintiffs seek relief as follows: require the Company to pay all dividends accrued, as of the date of the rights offering, on the Series B Preferred and Series D Preferred, and prohibit the Company from paying interest on the notes held by the Company's common stockholders (upon exercise of the rights) until all accrued dividends on the Series B Preferred and Series D Preferred are paid. Plaintiffs also seek a declaration that the rights offering by the Company to its common stockholders, which resulted in the issuance of notes, when accrued Series B Preferred

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
dividends and Series D Preferred dividends had not been fully paid, breached the provisions of the Company's governing documents. In addition, the complaint contends that the Company's amendment of its charter to remove the cumulative nature of dividends from the Series B Preferred cannot be applied retroactively. A trial date is set for May 2023. The parties each filed potentially dispositive motions. On September 20, 2022, summary judgment concluded in the Company's favor and the plaintiffs did not file an appeal.

In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation, Case No.: 1:22-cv-1103, in the United States District Court for the District of Maryland (formerly captioned David Sydney, et. al. v. Cedar Realty Trust, Inc., Wheeler Real Estate Investment Trust, Inc. et al.). On April 8, 2022, several purported holders of preferred stock of Cedar Realty Trust, Inc. (“Cedar”) filed a putative class action in the Circuit Court for Montgomery County, Maryland against Cedar, Cedar’s former Board of Directors, and the Company arising out of transactions that included the then pending acquisition of Cedar by the Company. The defendants removed the case to federal court. The complaint was amended on August 24, 2022 (the “Complaint”) following the Court’s denial of a motion to enjoin the merger. The Complaint includes allegations of breach of contract against Cedar with respect to the Articles Supplementary governing the terms of Cedar’s preferred stock and breach of fiduciary duty against the members of Cedar’s former Board of Directors. The plaintiffs allege that Cedar breached their liquidation and conversion rights as set forth in Cedar’s Articles Supplementary, and that the members of Cedar’s former Board of Directors breached their fiduciary duty in structuring the transactions that include the merger. The Complaint further alleges that the Company tortiously interfered with Cedar’s contract with the owners of Cedar’s preferred stock and aided and abetted the alleged breach of fiduciary duty by Cedar’s former Board of Directors. The Complaint seeks damages in an unspecified amount. The Company and Cedar have filed a motion to dismiss the Complaint in its entirety which is not yet fully briefed. At this juncture, the outcome of the litigation is uncertain.

Krasner v. Cedar Realty Trust, Inc., et. al., Index Number 613985/2022, in the Supreme Court of the State of New York County of Nassau. On October 14, 2022, a purported holder of preferred stock of Cedar filed a putative class action against Cedar, Cedar’s former Board of Directors, and the Company alleging the same claims asserted in the In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation discussed above. The Company and Cedar intend to seek procedural relief precluding this case from proceeding in tandem with that action. At this juncture, the outcome of the litigation is uncertain.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.11 million, the principal amount of the bonds, as of September 30, 2022. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. During the three and nine months ended September 30, 2022, the Company did not fund any debt service shortfalls. During the three and nine months ended September 30, 2021, the Company funded $0 and $44 thousand, respectively, in debt service shortfalls. No amounts have been accrued for this as of September 30, 2022 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

11. Related Party Transactions

The Company performs property management and leasing services for Cedar. During the three and nine months ended September 30, 2022, Cedar paid the Company $102 thousand for these services. Related party amounts due to the Company as

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Related Party Transactions (continued)
of September 30, 2022 were $7.36 million, which consists primarily of financing costs, real estate taxes and costs paid on Cedar's behalf at the closing of the KeyBank-Cedar Agreement. These related party amounts have been eliminated for consolidation purposes.

12. Subsequent Events

On October 28, 2022, the Company entered into a loan agreement (the “Guggenheim-Cedar Loan Agreement”) with Guggenheim Real Estate, LLC., for $110.00 million at a fixed rate of 5.25% with interest-only payments due monthly through November 2027. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim-Cedar Loan Agreement proceeds were used to refinance a portion of Cedar’s 19 property portfolio, which as of September 30, 2022, collateralized the KeyBank-Cedar Agreement.

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

When used in this discussion and elsewhere in this Form 10-Q, the words “believes,” “should,” “estimates,” “expects,” and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Important factors that we think could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statement are summarized below:

•the ongoing adverse effect and the ultimate duration of the COVID-19 pandemic, and federal, state, and/or local regulatory guidelines and private business actions to control it, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets;
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
•inability to successfully integrate the acquisition of Cedar;
•inability to complete the offer to exchange the Company’s outstanding shares of Series D Preferred for 6.00% Subordinated Notes due 2027, to be newly issued by the Company;
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
As of September 30, 2022, the Trust, through the Operating Partnership, owned and operated seventy-six retail shopping centers and four undeveloped properties in Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania, Massachusetts, Connecticut, Maryland and West Virginia.

Recent Trends and Activities

Acquisition of Cedar Realty Trust

On March 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Cedar Realty Trust, Inc. (“Cedar”), Cedar Realty Trust Partnership, L.P., (“Cedar OP”), WHLR Merger Sub Inc., a wholly owned subsidiary of the Company, and WHLR OP Merger Sub LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), pursuant to which the Company agreed to acquire Cedar, including 19 of its shopping center assets, in an all-cash merger transaction consisting, in accordance with the terms of the Merger Agreement, of a payment to Cedar common shareholders of merger consideration of $9.48 per common share (the “Cedar Acquisition”). Concurrent with the payment of the merger consideration, Cedar common shareholders received from Cedar by way of a special dividend $19.52 per common share resulting from prior sales of various Cedar assets. The Cedar Acquisition closed on August 22, 2022.

Pursuant to the Merger Agreement, Merger Sub II merged with and into Cedar OP (the “Partnership Merger”), with Cedar OP being the surviving partnership (the “Surviving Partnership”) in such merger, and, immediately following the Partnership Merger, Merger Sub I merged with and into Cedar (the “REIT Merger” and, together with the Partnership Merger, the “Mergers”), with Cedar being the surviving company in the REIT Merger.

Upon completion of and by virtue of the Mergers, the issued and outstanding shares of Cedar’s common stock, par value $0.06 per share (“Cedar Common Stock”), and the issued and outstanding common units of Cedar OP held by persons other than Cedar, were cancelled and converted into the right to receive an aggregate of $130.00 million of cash merger consideration, without interest.

Following the REIT Merger, the Cedar Common Stock is held by the Company and is no longer publicly traded. Pursuant to the terms of the Merger Agreement, Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock (collectively, the “Cedar Preferred Stock”) remain outstanding as shares of preferred stock in Cedar following the Mergers.

In connection with the consummation of the Mergers, Cedar entered into the KeyBank-Cedar Agreement for $130.00 million. The Company has entered into a guaranty of the obligations of Cedar OP under the KeyBank-Cedar Agreement.

The Cedar Acquisition includes 19 shopping centers (the majority of which are grocery-anchored), consisting of approximately 2.8 million square feet of gross leasable area and increases the Company’s presence in the Northeast.

Dispositions

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
		(in thousands, unaudited)
January 11, 2022	Walnut Hill Plaza - Petersburg, VA	$1,986	$(15)	$1,786

In conjunction with the Walnut Hill Plaza sale the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan and on February 17, 2022, the Company paid the remaining loan balance of $1.34 million.

Assets Held for Sale

At September 30, 2022, assets held for sale included Harbor Pointe Associates, LLC as the Company had committed to a plan to sell the entity. At December 31 2021, assets held for sale included Walnut Hill Plaza.

Interest Payment of Convertible Notes

The semi-annual June payment was paid with 432,994 shares of Series B Preferred, which when adjusted to fair value represented an increase of $945 thousand.

Guggenheim Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “Guggenheim Loan Agreement”) with Guggenheim Real Estate, LLC., for $75.00 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time.The Guggenheim Loan Agreement is collateralized by twenty-two properties and loan proceeds were used to refinance eleven loans including $1.46 million in defeasance.

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.00 million at a fixed interest rate of 5.31% with interest-only payments due monthly through maturity, July 6, 2032. The JANAF Loan Agreement proceeds were used to refinance three loans including $1.16 million in defeasance.

KeyBank-Cedar Agreement

On August 22, 2022, Cedar entered into a loan agreement (the "KeyBank-Cedar Agreement”) with KeyBank
National Association for $130.00 million with interest-only payments due monthly through maturity, August 22, 2023. The interest rate on this loan consists of the Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5%. Commencing in February 2023, the applicable margin increases to 4.0%.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Renewals(1)(3):
Leases renewed with rate increase (sq feet)	166,594	85,429	382,802	265,231
Leases renewed with rate decrease (sq feet)	47,538	11,920	59,027	66,343
Leases renewed with no rate change (sq feet)	143,060	28,140	217,711	88,493
Total leases renewed (sq feet)	357,192	125,489	659,540	420,067

Leases renewed with rate increase (count)	31	29	75	71
Leases renewed with rate decrease (count)	5	1	10	10
Leases renewed with no rate change (count)	6	6	24	21
Total leases renewed (count)	42	36	109	102

Option exercised (count)	5	8	12	16

Weighted average on rate increases (per sq foot)	$1.18	$0.94	$1.22	$0.80
Weighted average on rate decreases (per sq foot)	$(0.70)	$(2.34)	$(1.15)	$(2.23)
Weighted average rate on all renewals (per sq foot)	$0.46	$0.42	$0.61	$0.15

Weighted average change over prior rates	5.47%	3.53%	6.61%	1.48%

New Leases(1) (2)(3):
New leases (sq feet)	84,874	91,163	183,064	317,622
New leases (count)	18	25	56	62
Weighted average rate (per sq foot)	$11.21	$10.01	$11.99	$8.77

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    Includes lease data for the Cedar Portfolio for the three months ended September 30, 2022.

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

Results of Operations

Comparison of the three and nine months ended September 30, 2022 and 2021

Results from operations for the three and nine months ended September 30, 2021 reflect the results of the Company’s acquisition of Cedar on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for the entire period for future quarters, unlike the results of operations for the three and nine months ended September 30, 2022, which only reflects the combined operations for one month. Therefore, our historical financial statements may not be indicative of future operating results.

The following table presents a comparison of the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes			Nine Months Ended Changes
	2022	2021	2022	2021	Change		% Change	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	76	59	76	59	17	an increase	28.81%	17	an increase	28.81%
Aggregate gross leasable area at period end (1)	8,183,345	5,500,233	8,183,345	5,500,233	2,683,112	an increase	48.78%	2,683,112	an increase	48.78%
Ending leased rate at period end (1)	92.1%	92.2%	92.1%	92.2%	(0.1)%	a decrease	(0.11)%	(0.1)%	a decrease	(0.11)%
FINANCIAL DATA:
Rental revenues	$18,486	$15,000	$49,142	$44,946	$3,486	an increase	23.24%	$4,196	an increase	9.34%
Other revenues	232	508	552	780	(276)	a decrease	(54.33)%	(228)	a decrease	(29.23)%
Total Revenue	18,718	15,508	49,694	45,726	3,210	an increase	20.70%	3,968	an increase	8.68%
OPERATING EXPENSES:
Property operations	6,655	5,029	16,637	14,573	1,626	an increase	32.33%	2,064	an increase	14.16%
Depreciation and amortization	4,981	3,678	12,222	11,033	1,303	an increase	35.43%	1,189	an increase	10.78%
Impairment of assets held for sale	—	—	760	2,200	—	an increase	—%	(1,440)	a decrease	(65.45)%
Corporate general & administrative	2,498	1,756	5,434	4,945	742	an increase	42.26%	489	an increase	9.89%
Total Operating Expenses	14,134	10,463	35,053	32,751	3,671	an increase	35.09%	2,302	an increase	7.03%
(Loss) gain on disposal of properties	—	1,967	(15)	2,143	(1,967)	a decrease	(100.00)%	(2,158)	a decrease	(100.70)%
Operating Income	4,584	7,012	14,626	15,118	(2,428)	a decrease	(34.63)%	(492)	a decrease	(3.25)%
Interest income	15	9	42	9	6	an increase	66.67%	33	an increase	366.67%
Interest expense	(6,949)	(5,637)	(19,079)	(19,813)	(1,312)	a decrease	(23.27)%	734	an increase	3.70%
Net changes in fair value of derivative liabilities	(656)	1,884	(2,533)	303	(2,540)	a decrease	(134.82)%	(2,836)	a decrease	(935.97)%
Other income	—	—	—	552	—	an increase	—%	(552)	a decrease	(100.00)%
Other expense	—	(185)	(691)	(185)	185	an increase	100.00%	(506)	a decrease	(273.51)%
Net (Loss) Income Before Income Taxes	(3,006)	3,083	(7,635)	(4,016)	(6,089)	a decrease	(197.50)%	(3,619)	a decrease	(90.11)%
Income tax expense	—	—	—	(2)	—	an increase	—%	2	an increase	100.00%
Net (Loss) Income	(3,006)	3,083	(7,635)	(4,018)	(6,089)	a decrease	(197.50)%	(3,617)	a decrease	(90.02)%
Less: Net Income attributable to noncontrolling interests	1,234	57	1,237	72	1,177	an increase	2,064.91%	1,165	an increase	1,618.06%
Net (Loss) Income Attributable to Wheeler REIT	$(4,240)	$3,026	$(8,872)	$(4,090)	$(7,266)	a decrease	(240.12)%	$(4,782)	a decrease	(116.92)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $18.72 million and $49.69 million for the three and nine months ended September 30, 2022, respectively, compared to $15.51 million and $45.73 million for the three and nine months ended September 30, 2021, respectively, representing an increase of 20.70% and an increase of 8.68%, respectively. The increase in rental revenues of $3.49 million and $4.20 million for the three and nine months ended September 30, 2022 is primarily a result of the Cedar Acquisition, partially offset by the decrease from sold properties. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $14.13 million and $35.05 million for the three and nine months ended September 30, 2022, respectively, compared to $10.46 million and $32.75 million for the three and nine months ended September 30, 2021, respectively, representing an increase of 35.09% and 7.03%, respectively. The increases are primarily a result of the Cedar Acquisition. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Impairment of assets held for sale was $0 and $760 thousand for the three and nine months ended September 30, 2022, respectively, as a result of Harbor Pointe Land Parcel. Impairment of assets held for sale was $0 and $2.20 million for the three and nine months ended September 30, 2021, respectively, as a result of Columbia Fire Station.

Depreciation and amortization increased $1.30 million and $1.19 million for the three and nine months ended September 30, 2022, respectively, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $2.50 million and $1.76 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 42.26%, primarily a result of the following:

•$538 thousand increase in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs;
•$229 thousand increase in professional fees;
•$56 thousand increase in corporate administration costs; and partially offset by
•$14 thousand decrease in advertising related costs;
•$67 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities.

Corporate general and administrative expenses were $5.43 million and $4.95 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of 9.89%, primarily a result of the following:

•$654 thousand increase in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs;
•$198 thousand increase in corporate administration costs related to the Cedar Acquisition; and
•$155 thousand increase in advertising related costs; partially offset by
•$303 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities; and
•$215 thousand decrease in professional fees.

Disposal of Properties

The net (loss) gain on disposal of properties decrease of $1.97 million and $2.16 million for the three and nine months ended September 30, 2022 is a result of the 2022 sale of Walnut Hill Plaza compared to the 2021 sale of the Rivergate Shopping Center Out Parcel, Berkley Shopping Center and Berkley Land Parcel and Tulls Creek Land Parcel.

Interest Expense

Interest expense was $6.95 million and $5.64 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 23.27%. Interest expense was $19.08 million and $19.81 million for the nine months ended September 30, 2022 and 2021, respectively, representing a decrease of 3.70%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2022	2021	2022	2021	Change	% Change	Change	% Change
Property debt interest - excluding KeyBank-Cedar Agreement	$3,715	$3,751	$10,940	$11,413	$(36)	(0.96)%	$(473)	(4.14)%
Convertible Notes interest (1)	578	286	2,677	286	292	102.10%	2,391	836.01%
Defeasance paid	1,156	—	2,614	687	1,156	100.00%	1,927	280.49%
Amortization of deferred financing costs	806	884	2,154	5,200	(78)	(8.82)%	(3,046)	(58.58)%
Interest on corporate debt	—	716	—	2,227	(716)	(100.00)%	(2,227)	(100.00)%
Property debt interest - KeyBank-Cedar Agreement	694	—	694	—	694	100.00%	694	100.00%
Total Interest Expense	$6,949	$5,637	$19,079	$19,813	$1,312	23.27%	$(734)	(3.70)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net Change in Fair Value of Derivative Liabilities

The change in net change in fair value of derivative liabilities of ($2.54) million and $(2.84) million for the three and nine months ended September 30, 2022 and 2021, respectively, represents a non-cash adjustment from change in the fair value. The largest impact on the derivative liabilities' valuation is a result of the change in fair market value of the Company's securities described at Note 6 on this Form 10-Q.

Other Income and Expense

Other expense was $0 and $691 thousand for the three and nine months ended September 30, 2022, respectively, relating to legal settlement costs. There was no other expense recognized in 2021. No other income was recognized in 2022. Other income was $0 and $552 thousand for three and nine months ended September 30, 2021, respectively, relating to Paycheck Protection Program ("PPP") Promissory Note forgiveness. Other income and other expense are non-operating in nature.

Preferred Dividends

The Company had accumulated undeclared dividends of $32.52 million to holders of shares of our Series D Preferred, of which $2.12 million and $6.35 million are attributable to the three months and nine months ended September 30, 2022, respectively.

Noncontrolling Interest

Net (loss) income attributable to noncontrolling interest was $1.23 million and $57 thousand for the three months ended September 30, 2022 and 2021, respectively, and $1.24 million and $72 thousand for the nine months ended September 30, 2022 and 2021, respectively representing a change of $1.17 million which is primarily attributable to dividends on the outstanding Cedar Series B Preferred and Cedar Series C Preferred as of September 30, 2022.

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
◦Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021);
◦Tulls Creek Land Parcel (sold July 9, 2021);
◦Rivergate Shopping Center Out Parcel (sold August 31, 2021);
◦Columbia Fire Station (sold November 17, 2021);
◦Walnut Hill Plaza (sold January 11, 2022); and
◦Cedar Portfolio, 19 properties (acquired August 22, 2022).

	Three Months Ended September 30,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021

	(in thousands, unaudited)
Net (Loss) Income	$(1,389)	$1,178	$(1,617)	$1,905	$(3,006)	$3,083
Adjustments:
Other expense	—	185	—	—	—	185
Net changes in fair value of derivative liabilities	656	(1,884)	—	—	656	(1,884)
Interest expense	5,850	5,543	1,099	94	6,949	5,637
Interest income	(15)	(9)	—	—	(15)	(9)
Gain on disposal of properties	—	—	—	(1,967)	—	(1,967)
Corporate general & administrative	1,899	1,751	599	5	2,498	1,756
Depreciation and amortization	3,679	3,623	1,302	55	4,981	3,678
Other non-property revenue	(2)	(6)	—	—	(2)	(6)
Property Net Operating Income	$10,678	$10,381	$1,383	$92	$12,061	$10,473

Property revenues	$15,875	$15,328	$2,841	$174	$18,716	$15,502
Property expenses	5,197	4,947	1,458	82	6,655	5,029
Property Net Operating Income	$10,678	$10,381	$1,383	$92	$12,061	$10,473

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021

	(in thousands, unaudited)
Net Loss	$(5,981)	$(2,736)	$(1,654)	$(1,282)	$(7,635)	$(4,018)
Adjustments:
Income tax expense	—	2	—	—	—	2
Other expense	691	185	—	—	691	185
Net changes in fair value of derivative liabilities	2,533	(303)	—	—	2,533	(303)
Interest expense	17,968	18,616	1,111	1,197	19,079	19,813
Interest income	(42)	(9)	—	—	(42)	(9)
Loss (gain) on disposal of properties	—	—	15	(2,143)	15	(2,143)
Corporate general & administrative	4,828	4,892	606	53	5,434	4,945
Impairment of assets held for sale	760	—	—	2,200	760	2,200
Depreciation and amortization	10,920	10,867	1,302	166	12,222	11,033
Other non-property revenue	(18)	(580)	—	—	(18)	(580)
Property Net Operating Income	$31,659	$30,934	$1,380	$191	$33,039	$31,125

Property revenues	$46,832	$45,202	$2,844	$496	$49,676	$45,698
Property expenses	15,173	14,268	1,464	305	16,637	14,573
Property Net Operating Income	$31,659	$30,934	$1,380	$191	$33,039	$31,125

Property Revenues

Total same store property revenues were $15.88 million and $15.33 million for the three months ended September 30, 2022 and 2021, respectively, representing an increase of 3.57%. Total same store property revenues were $46.83 million and $45.20 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of 3.61%. The same store property revenue increases are primarily related to the consistent occupancy growth since December 31, 2020.

Property Expenses

Total same store property expenses were $5.20 million and $4.95 million for the three months ended September 30, 2022 and 2021, respectively, an increase of 5.05%. Total same store property expenses were $15.17 million and $14.27 million for the nine months ended September 30, 2022 and 2021, respectively, an increase of 6.34%. Same store property expense increases were primarily due to expense increases in grounds and landscaping, insurance and repairs and maintenance.

There were no significant unusual or non-recurring items included in non-same store property expenses for the three and nine months ended September 30, 2022 and 2021.

Property Net Operating Income

Total property net operating income was $12.06 million and $33.04 million for the three and nine ended September 30, 2022, compared to $10.47 million and $31.13 million for the three and nine month ended September 30, 2021, respectively, representing an increase of $1.59 million and $1.91 million, respectively.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2022	2021	2022	2021	2022	2021	$	%

Net (Loss) Income	$(1,389)	$1,178	$(1,617)	$1,905	$(3,006)	$3,083	$(6,089)	(197.50)%
Depreciation and amortization of real estate assets	3,679	3,623	1,302	55	4,981	3,678	1,303	35.43%
Impairment of assets held for sale					—	—
Gain on disposal of properties	—	—	—	(1,967)	—	(1,967)	1,967	100.00%
FFO	$2,290	$4,801	$(315)	$(7)	$1,975	$4,794	$(2,819)	(58.80)%

	Nine Months Ended September 30,
	Same Store		Non-same Store		Total		Period Over Period Changes
	2022	2021	2022	2021	2022	2021	$	%

Net Loss	$(5,981)	$(2,736)	$(1,654)	$(1,282)	$(7,635)	$(4,018)	$(3,617)	(90.02)%
Depreciation and amortization of real estate assets	10,920	10,867	1,302	166	12,222	11,033	1,189	10.78%
Impairment of assets held for sale	760	—	—	2,200	760	2,200	(1,440)	(65.45)%
Loss (gain) on disposal of properties	—	—	15	(2,143)	15	(2,143)	2,158	100.70%
FFO	$5,699	$8,131	$(337)	$(1,059)	$5,362	$7,072	$(1,710)	(24.18)%

During the three months ended September 30, 2022, same store FFO decreased $2.51 million. During the nine months ended September 30, 2022, same store FFO decreased $2.43 million.

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

Total AFFO is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

FFO	$1,975	$4,794	$5,362	$7,072
Preferred Stock dividends - undeclared	(2,264)	(2,198)	(6,792)	(6,649)
Dividends on noncontrolling interests preferred stock	(1,225)	—	(1,225)	—
Preferred stock accretion adjustments	146	145	438	454
FFO available to common stockholders and common unitholders	(1,368)	2,741	(2,217)	877
Capital related costs	1	59	(21)	343
Other non-recurring and non-cash expense	1,240	209	3,409	365
Net changes in fair value of derivative liabilities	656	(1,884)	2,533	(303)
Straight-line rental revenue, net straight-line expense	(228)	(281)	(445)	(871)
Loan cost amortization	806	884	2,154	5,200
Paid-in-kind interest	—	—	2,099	—
Above (below) market lease amortization	543	23	559	28
Recurring capital expenditures and tenant improvement reserves	(409)	1	(948)	(550)
AFFO	$1,241	$1,752	$7,123	$5,089

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $1.24 million and $3.41 million for the three and nine months ended September 30, 2022 primarily include $1.16 million and $2.61 million in loan prepayment penalty, respectively, a result of the 2022 loan refinancing activities, $0 and $691 thousand legal settlement costs, respectively and severance. Other nonrecurring expenses of $209 thousand and $365 thousand for the three and nine months ended September 30, 2021 include $185 thousand in legal settlement costs and $0 and $687 thousand, respectively, in loan prepayment penalty on sale of the Berkley Shopping Center, partially offset with $0 and $552 thousand, respectively, in PPP Promissory Note forgiveness.

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

Liquidity and Capital Resources

At September 30, 2022, our consolidated cash, cash equivalents and restricted cash totaled $54.30 million compared to consolidated cash, cash equivalents and restricted cash of $71.90 million at September 30, 2021. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Nine Months Ended September 30,		Period Over Period Change
	2022	2021	$	%
Operating activities	$27,954	$14,513	$13,441	92.61%
Investing activities	$(140,106)	$3,819	$(143,925)	(3,768.66)%
Financing activities	$126,035	$10,800	$115,235	1,066.99%

Operating Activities

Our cash flows from operating activities were $27.95 million and $14.51 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increase of 92.61% or $13.44 million. This increase is primarily a result of the an increase in property NOI of $1.91 million and the timing of accounts payable, accrued expenses and other liabilities and deferred costs and other assets partially offset by the increase in corporate general and administrative expenses and other non-operating expenses and the timing of receivables.

Investing Activities

Our cash flows used in investing activities were $140.11 million for the nine months ended September 30, 2022, compared to $3.82 million of cash flows provided by investing activities for the nine months ended September 30, 2021, representing a decrease of 3,768.66% or $143.93 million due to costs related to the Cedar Acquisition described in Note 3 included in this Form 10-Q and an increase in capital expenditures paid of $2.59 million.

Financing Activities

Our cash flows from financing activities were $126,035 million and $10.80 million for the nine months ended September 30, 2022 and 2021, respectively, representing an increased of 1,066.99% or $115.24 million due to the following:
•$170.35 million increase in loan proceeds a result of the KeyBank-Cedar Agreement, Guggenheim Loan Agreement and JANAF Loan Agreement, partially offset by the 2021 refinancing activity including the Wilmington Financing Agreement;
•$8.34 million decrease as a result of 2021 preferred stock redemptions;partially offset by
•$2.72 million increase in deferred financing costs primarily related to the KeyBank-Cedar Agreement, Guggenheim Loan Agreement and JANAF Loan Agreement, partially offset by 2021 refinancing activity including the Wilmington Financing Agreement;
•$58.80 million increase in loan principal payments primarily a result of the eleven loans paid associated with the Guggenheim Loan Agreement, the three loans paid associated with the JANAF Loan Agreement and the 2022 Walnut Hill Plaza payoff, partially offset by the 2021 Powerscourt Financing Agreement payoff, the 2021 refinancing activities and the loans paid down as a result of 2021 property sales; and
•$1.93 million thousand increase in prepayment penalties related to defeasance associated with the Guggenheim Loan Agreement and JANAF Loan Agreement, partially offset by the Berkley/Sangaree/Tri-County loan payoff.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	(unaudited)
Fixed-rate notes (1)	$353,659	$344,177
Adjustable-rate mortgages	130,000	2,085
Total debt	$483,659	$346,262
(1)    Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-Q.

The weighted-average interest rate and term of our fixed-rate debt including assets held for sale are 4.80% and 6.65 years, respectively, at September 30, 2022. We have $123.32 million of debt maturing, including scheduled principal repayments, during the twelve months ending September 30, 2023. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-Q for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended September 30, 2023 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2022 are $123.32 million in principal and regularly scheduled payments due in the twelve months ended September 30, 2023 as described in Note 5 on this Form 10-Q. The Company plans to pay these obligations through a combination of refinances, dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, at September 30, 2022 the Company had:
•$24.06 million in cash and cash equivalents;
•$30.25 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance; and
•intends to use cash generated from operations during the twelve months ended September 30, 2023.

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

Series D Preferred Stock

Beginning on September 21, 2023 (the “Series D Redemption Date”), holders of the Series D Preferred (the “Series D Preferred Holders”) will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued and unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of the Company’s Common Stock, or a combination of cash and shares of the Company’s Common Stock. Since January 2019, the Company’s Series D Preferred (of which there are approximately 3.15 million shares outstanding at September 30, 2022) have been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share of Series D Preferred, or at $2.6875 per share per annum. As of September 30, 2022, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $32.52 million.

As of September 30, 2022, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on November 7, 2022 of $1.65 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date and likely that they would instead choose to exercise their redemption rights on or after the Series D Redemption Date.

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

In July 2021, we raised additional capital for the Company through the rights offering (the “Rights Offering”) pursuant to which the common stockholders purchased $30.00 million in aggregate principal amount (the “Rights Offering”) of our 7.00% senior subordinated convertible notes due 2031 (“Convertible Notes”). These Convertible Notes were fully subscribed in the Rights Offering and interest is payable on the Convertible Notes at the Company’s option in cash, Series B Preferred and/or Series D Preferred. On December 31, 2021, the first interest payment date on the Convertible Notes, interest was paid in the form of Series D Preferred. For purposes of determining the value of the Series D Preferred paid as interest on the Convertible Notes, each share of Series D Preferred was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series D Preferred for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

As the Company’s final attempt to provide the Series D Preferred Holders with an opportunity to receive value for their Series D Preferred prior to the Series D Redemption Date, the Company will offer to exchange any and all outstanding shares of Series D Preferred for 6.00% Subordinated Notes due 2027 (the “Exchange Offer”), to be newly issued by the Company. The Exchange Offer will be made upon the terms and subject to the conditions set forth in the preliminary prospectus/consent solicitation (the “Prospectus/Consent Solicitation”) that is part of a registration statement on Form S-4 filed by the Company with the Securities and Exchange Commission on November 1, 2022.

Inflation

Prior to 2021, inflation was relatively low and did not have a significant detrimental impact on the Company’s results of operations. If inflation rates continue to increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 10 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2021 Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” During the nine months ended September 30, 2022, there have been no significant changes to these estimates and policies previously disclosed in our 2021 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

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
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2022 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of November 8, 2022, the Company had accumulated undeclared dividends of $32.52 million to holders of shares of our Series D Preferred, of which $2.12 million and $6.35 million are attributable to the three months and nine months ended September 30, 2022, respectively.

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

2.3
Second Amendment to Merger Agreement, dated as of August 9, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

10.1	Term Loan Agreement dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on June 21, 2022).

10.2	Loan Agreement dated July 6, 2022, between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on July 8 , 2022).

10.3	Loan Agreement dated August 22, 2022, between KEYBANK NATIONAL ASSOCIATION and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

10.4	Guaranty, dated August 22,2022, made by Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on August 25, 2022)

10.5
Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P. (Filed as an exhibit to Form 8-K, filed on August 25, 2022)

10.6	Limited Recourse Indemnity Agreement made by Wheeler REIT, L.P. in favor of Guggenheim Real Estate, LLC as of October 28, 2022 (Filed as an exhibit to Form 8-K, filed on October 31, 2022).

10.7	Term Loan Agreement, dated as of October 28, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto (Filed as an exhibit to Form 8-K, filed on October 31, 2022).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 8, 2022