Form 10-K
period 2022-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2023-03-02
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $21,457,917, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 28, 2023, there were 9,793,957 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2023 Meeting to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report are incorporated by reference into Part III of this Annual Report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the “Trust”, the “REIT”, the “Company”, "WHLR", "we", "our" or "us") contains forward-looking statements that are subject to risk and uncertainties. These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. Forward-looking statements are typically identified by the use of terms such as “may,” “will,” “should,” “potential,” “predicts,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or the negative of such terms and variations of these words and similar expressions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Factors that could cause actual results to differ materially from any forward-looking statements made in this Form 10-K include:

•the adverse effect of the COVID-19 pandemic or any future pandemic, endemic or outbreak of infectious disease, and mitigation efforts to control their spread, on the Company’s financial condition, operating results and cash flows, the Company’s tenants and their customers, the use of and demand for retail space, the real estate market in which the Company operates, the U.S. economy, the global economy and the financial markets;
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
•anticipated substantial dilution of our common stock after September 21, 2023 that may result from the exercise by the holders of our Series D Cumulative Convertible Preferred Stock of their redemption rights;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•adverse economic or real estate developments in our markets of Virginia, North Carolina, South Carolina, Georgia, Florida, Alabama, Oklahoma, Tennessee, Kentucky, New Jersey, Pennsylvania, Massachusetts, Maryland, Connecticut and West Virginia.;
•the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company;
•the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the similar or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant
•litigation risks;
•increases in the Company’s financing and other costs as a result of changes in interest rates and other factors;
•inability to successfully integrate the acquisition of Cedar Realty Trust, Inc.;
•changes in our ability to obtain and maintain financing;
•damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change;
•information technology security breaches;
•the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations, including the Inflation Reduction Act of 2022;
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

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”) which was formed as a Virginia limited partnership on April 5, 2012. Substantially, all of our assets are held by, and all of our operations are conducted through, our Operating Partnership. At December 31, 2022, the Company owned 99.05% of the Operating Partnership. The Company is a fully-integrated, self-managed commercial real estate investment company that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers.

On August 22, 2022, the Company completed a merger transaction with Cedar Realty Trust, Inc. ("Cedar" or "CDR"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the New York Stock Exchange (“NYSE”). Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. Each outstanding share of common stock of Cedar and outstanding common unit of the Cedar OP held by persons other than Cedar immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result Cedar became a subsidiary of the REIT.

For additional information on recent business developments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

Our corporate office is located at 2529 Virginia Beach Boulevard, Virginia Beach, Virginia 23452. Our telephone number is (757) 627-9088. Our registrar and stock transfer agent is Computershare Trust Company, N.A. and may be contacted at 150 Royall Street, Suite 101, Canton, MA 02021 or their website, www.computershare.com.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2022, we own a portfolio consisting of seventy-nine properties, including seventy-five retail shopping centers, totaling 8,172,527 leasable square feet which is 92.9% leased (our "operating portfolio"), and four undeveloped land parcels totaling approximately 61 acres. The properties are geographically located in the Mid-Atlantic, Southeast and Northeast, which markets represented approximately 44%, 41% and 15%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2022.

No tenant represents greater than approximately 10% of the Company’s annualized base rent or 10% of gross leasable square footage. The top 10 tenants account for 23.19% or $16.99 million of annualized base rent and 27.22% or 2.22 million of gross leasable square footage at December 31, 2022.

Human Capital Management

Information About our Executive Officers

Andrew Franklin, age 42,was appointed as Chief Executive Officer ("CEO") and President in October 2021. He previously served as Interim Chief Executive Officer since July 2021, Chief Operating Officer since February 2018, and Senior Vice President of Operations since January 2017. Mr Franklin has over twenty-three years of commercial real estate experience. Mr. Franklin is responsible for overseeing the property management, lease administration, and leasing divisions of our growing portfolio of commercial assets. Prior to joining the Company, Mr. Franklin was a partner with Broad Reach Retail Partners where he ran the day-to-day operations of the company, managing the leasing team as well as overseeing the asset, property and construction management of the portfolio with assets totaling $50 million. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Crystal Plum, age 41, was appointed as Chief Financial Officer ("CFO") in February 2020. She most recently served as the Vice President of Financial Reporting and Corporate Accounting for the Company from March 2018 to February 2020 and as Director of Financial Reporting for the Company from September 2016 to March 2018. Prior to that time, she served as Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science degree in Business Administration - Accounting and Finance from Old Dominion University.

Our Team and Talent

As of December 31, 2022, we have 47 full-time employees. We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. Employees are offered flexibility to meet personal and family needs, which was further expanded when the COVID-19 pandemic began. In addition to medical insurance support, the Company offers wellness programs including free short and long term disability insurance, free basic life insurance policy with accidental death and dismemberment coverage, employee assistance programs that include emotional health support, gym memberships, volunteer time off and tuition assistance. Tuition assistance includes assistance to learn a new language as the Company identifies opportunities to better serve a diverse tenant base.

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

•Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has extensive expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. In many cases the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a “triple net lease.”

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

•Recycling and sensible management of capital structure. We intend to sell non-income producing land parcels utilizing sales proceeds to deleverage the balance sheet. In 2022, we sold two properties for a total of $10.51 million net proceeds which were used to reduce outstanding indebtedness. Additional properties may be slated for disposition based upon management’s periodic review of our portfolio, and approval by our Board of Directors.

•Strategy for Integrating Cedar Assets. Through integrations of both software and personnel, the increased scale will allow the Company to maximize efficiencies both at the property and corporate level. Focusing on our core model of necessity, service and convenience-based retailers, the assets obtained through the acquisition of Cedar Realty Trust, Inc. (the "Cedar Assets") complement our existing portfolio, further diversifying our tenant credit profiles and micro-market risks.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will in the future. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.

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

Climate

Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected. While several of our properties are located in areas that have experienced hurricanes, tornados, severe rain storms, or snow during the past two years, there has been no substantial damage or change in operations related to weather events.

Information Technology and Cyber Security

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cyber attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats.

While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cyber attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful attack could disrupt and otherwise adversely affect our business operations.

The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses. The Company is not aware of any information security breaches over the last two years.

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

Company Website Access and SEC Filings

We are subject to the information reporting requirements of the Exchange Act. Pursuant to those requirements, we are required to file annual and periodic reports, proxy statements and other information, including audited consolidated financial statements, with the SEC which can be found at http://www.sec.gov.

Additionally, we make available free of charge through our website http://www.whlr.us our most recent Annual Report on Form 10-K, including our audited consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the Securities and Exchange Commission (the “SEC”). In addition, we have posted the Charters of our Asset Liability Committee, Audit Committee, Compensation Committee, Governance and Nominating Committee, and Executive Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

    None.

Item 2.    Properties.
Our Portfolio

At December 31, 2022, we owned seventy-nine properties, including seventy-five income producing properties located in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, and West Virginia, containing a total of approximately 8,173,000 gross leasable square feet of retail space, which we refer to as our operating portfolio. Additionally, we owned four undeveloped land parcels located in Virginia, North Carolina and Oklahoma. The following table presents an overview of our properties, based on information as of December 31, 2022.
Portfolio

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
WHLR
Alex City Marketplace	Alexander City, AL	19	151,843	100.0%	100.0%	151,843	$1,215	$8.00
Amscot Building	Tampa, FL	1	2,500	100.0%	100.0%	2,500	83	33.00
Beaver Ruin Village	Lilburn, GA	29	74,038	96.8%	94.1%	69,648	1,254	18.01
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	464	13.29
Brook Run Shopping Center	Richmond, VA	20	147,738	87.0%	87.0%	128,495	1,167	9.08
Brook Run Properties (3)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	10	54,277	100.0%	100.0%	54,277	637	11.73
Cardinal Plaza	Henderson, NC	9	50,000	100.0%	100.0%	50,000	504	10.07
Chesapeake Square	Onley, VA	14	108,982	99.1%	99.1%	108,016	838	7.76
Clover Plaza	Clover, SC	9	45,575	100.0%	97.1%	44,275	360	8.12
Courtland Commons (3)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	14	170,475	100.0%	100.0%	170,475	986	5.78
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	970	9.06
Cypress Shopping Center	Boiling Springs, SC	16	80,435	59.9%	39.5%	31,775	447	14.06
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	140	5.38
Devine Street	Columbia, SC	1	38,464	89.1%	89.1%	34,264	180	5.25
Edenton Commons (3)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	733	15.35
Forrest Gallery	Tullahoma, TN	28	214,451	90.0%	90.0%	193,024	1,425	7.38
Fort Howard Shopping Center	Rincon, GA	20	113,652	100.0%	100.0%	113,652	1,250	11.00
Freeway Junction	Stockbridge, GA	17	156,834	97.5%	97.5%	152,984	1,323	8.65
Franklin Village	Kittanning, PA	25	151,821	99.9%	99.9%	151,673	1,297	8.55
Franklinton Square	Franklinton, NC	15	65,366	100.0%	100.0%	65,366	596	9.11
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park Shopping Center	Orangeburg, SC	14	93,265	100.0%	100.0%	93,265	761	8.16
Harbor Pointe (3)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	451	8.26
JANAF (4)	Norfolk, VA	118	798,086	96.7%	95.0%	758,320	8,993	11.86
Laburnum Square	Richmond, VA	19	109,405	99.1%	96.9%	106,045	970	9.14
Ladson Crossing	Ladson, SC	16	52,607	100.0%	100.0%	52,607	548	10.42
LaGrange Marketplace	LaGrange, GA	14	76,594	93.7%	93.7%	71,800	443	6.17
Lake Greenwood Crossing	Greenwood, SC	8	43,618	100.0%	100.0%	43,618	363	8.33
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	39,218	272	6.92
Litchfield Market Village	Pawleys Island, SC	24	86,740	94.8%	94.8%	82,202	1,028	12.51
Lumber River Village	Lumberton, NC	11	66,781	100.0%	100.0%	66,781	474	7.09
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	330	12.31
Nashville Commons	Nashville, NC	12	56,100	100.0%	100.0%	56,100	646	11.51
New Market Crossing	Mt. Airy, NC	12	117,076	100.0%	100.0%	117,076	1,035	8.84
Parkway Plaza	Brunswick, GA	4	52,365	81.7%	81.7%	42,785	452	10.57
Pierpont Centre	Morgantown, WV	15	111,162	98.4%	98.4%	109,437	1,055	9.64

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Port Crossing	Harrisonburg, VA	7	65,365	95.9%	95.9%	62,715	$813	$12.97
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	100.0%	100.0%	91,188	769	8.43
Rivergate Shopping Center	Macon, GA	24	193,960	87.0%	87.0%	168,816	2,509	14.86
Sangaree Plaza	Summerville, SC	10	66,948	100.0%	100.0%	66,948	714	10.67
Shoppes at Myrtle Park	Bluffton, SC	13	56,601	97.3%	97.3%	55,084	657	11.92
South Lake	Lexington, SC	10	44,318	97.3%	97.3%	43,118	242	5.61
South Park	Mullins, SC	4	60,734	96.9%	96.9%	58,834	379	6.43
South Square	Lancaster, SC	6	44,350	80.9%	80.9%	35,900	303	8.44
St. George Plaza	St. George, SC	8	59,174	100.0%	100.0%	59,174	401	6.78
Sunshine Plaza	Lehigh Acres, FL	23	111,189	100.0%	100.0%	111,189	1,111	9.99
Surrey Plaza	Hawkinsville, GA	4	42,680	100.0%	100.0%	42,680	258	6.05
Tampa Festival	Tampa, FL	19	141,580	98.9%	66.7%	94,380	932	9.88
Tri-County Plaza	Royston, GA	7	67,577	90.2%	90.2%	60,977	432	7.08
Tuckernuck	Richmond, VA	17	93,440	98.6%	98.6%	92,173	999	10.84
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	488	10.23
Village of Martinsville	Martinsville, VA	21	288,254	100.0%	96.4%	277,742	2,199	7.92
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	503	10.11
Westland Square	West Columbia, SC	11	62,735	100.0%	100.0%	62,735	537	8.57
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	653	16.04
	WHLR TOTAL	773	5,309,977	96.5%	94.7%	5,030,190	$48,996	$9.74
CDR
Brickyard Plaza	Berlin, CT	10	227,598	100.0%	99.2%	225,821	$2,027	$8.98
Carll's Corner	Bridgeton, NJ	5	129,582	27.5%	21.1%	27,324	400	14.63
Coliseum Marketplace	Hampton, VA	9	106,648	100.0%	45.9%	48,986	610	12.46
Fairview Commons	New Cumberland, PA	10	52,964	77.5%	77.5%	41,064	448	10.91
Fieldstone Marketplace	New Bedford, MA	10	193,970	71.7%	71.7%	139,139	1,652	11.87
Gold Star Plaza	Shenandoah, PA	6	71,720	97.8%	97.8%	70,120	641	9.14
Golden Triangle	Lancaster, PA	19	202,790	98.4%	98.4%	199,605	2,609	13.07
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	684	6.70
Kings Plaza	New Bedford, MA	16	168,243	82.2%	82.2%	138,239	1,227	8.87
Oakland Commons	Bristol, CT	2	90,100	100.0%	100.0%	90,100	574	6.37
Oregon Avenue	Philadelphia, PA	1	20,380	100.0%	5.8%	1,180	40	34.21
Patuxent Crossing	California, MD	30	264,068	84.3%	84.3%	222,715	2,254	10.12
Pine Grove Plaza	Brown Mills, NJ	14	79,306	81.1%	49.6%	39,343	573	14.56
South Philadelphia	Philadelphia, PA	10	221,511	71.8%	71.8%	159,131	1,445	9.08
Southington Center	Southington, CT	10	155,842	100.0%	98.5%	153,507	1,172	7.64
Timpany Plaza	Gardner, MA	14	182,799	65.0%	65.0%	118,875	1,167	9.81
Trexler Mall	Trexlertown, PA	23	336,687	98.2%	98.2%	330,634	3,670	11.10
Washington Center Shoppes	Sewell, NJ	28	157,300	94.0%	94.0%	147,856	1,810	12.24
Webster Commons	Webster, MA	9	98,984	100.0%	100.0%	98,984	1,241	12.54
	CDR TOTAL	233	2,862,550	86.2%	82.3%	2,354,681	$24,244	$10.30

	COMBINED TOTAL	1,006	8,172,527	92.9%	90.4%	7,384,871	$73,240	$9.92
(1)    Reflects leases executed through December 31, 2022 that commence subsequent to the end of the current reporting period.
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

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2022.

Tenants	Category	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Annualized Base Rent Per Occupied Square Foot
Food Lion	Grocery	$4,435	6.06%	549,000	6.72%	$8.08
Kroger Co (1)	Grocery	2,097	2.86%	311,000	3.81%	6.74
Dollar Tree (2)	Discount Retailer	2,046	2.79%	244,000	2.99%	8.39
Piggly Wiggly	Grocery	1,509	2.06%	203,000	2.48%	7.43
Planet Fitness	Gym	1,443	1.97%	140,000	1.71%	10.31
TJX Companies (4)	Discount Retailer	1,186	1.62%	195,000	2.39%	6.08
Lowes Foods (3)	Grocery	1,181	1.61%	130,000	1.59%	9.08
Big Lots	Discount Retailer	1,079	1.47%	171,000	2.09%	6.31
Kohl's	Discount Retailer	1,031	1.41%	147,000	1.80%	7.01
Winn Dixie	Grocery	984	1.34%	134,000	1.64%	7.34
		$16,991	23.19%	2,224,000	27.22%	$7.64
(1) Kroger 4 / Harris Teeter 1 / 3 fuel stations
(2) Dollar Tree 17 / Family Dollar 7
(3) Lowes Foods 1 / KJ's Market 2
(4) Marshall's 4 / HomeGoods 2 / TJ Maxx 1

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2022.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	787,656	9.64%	—%	$—	—%	$—
Month-to-Month	14	57,298	0.70%	0.78%	843	1.15%	14.71
2023	123	495,810	6.07%	6.71%	5,635	7.69%	11.37
2024	164	908,659	11.12%	12.30%	9,712	13.26%	10.69
2025	171	1,202,547	14.71%	16.28%	11,811	16.13%	9.82
2026	146	898,230	10.99%	12.16%	9,737	13.29%	10.84
2027	142	720,776	8.82%	9.76%	8,615	11.76%	11.95
2028	70	1,049,374	12.84%	14.21%	8,270	11.29%	7.88
2029	49	470,930	5.76%	6.38%	4,425	6.04%	9.40
2030	30	445,826	5.46%	6.04%	3,267	4.46%	7.33
2031	28	340,279	4.16%	4.61%	3,254	4.44%	9.56
2032 and thereafter	69	795,142	9.73%	10.77%	7,671	10.49%	9.65
Total	1,006	8,172,527	100.00%	100.00%	$73,240	100.00%	$9.92

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

Our leasing representatives are experienced in the markets in which we operate; they are familiar with current tenants and potential local, regional, and national tenants that would complement our current tenant base. We study demographics, customer sales, merchandising mix and cultivate tenant relationships to optimize the sales performance of our centers and thereby increase rents. We believe this hands-on approach maximizes the value of our shopping centers.

Item 3.    Legal Proceedings.

See the discussion set forth under the heading “Commitments and Contingencies, – Litigation” in Note 10 to
our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “WHLR.”

Approximate Number of Holders of Our Common Stock

As of March 2, 2023 there were 123 holders of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

As a result of the dividend suspension on the Series D Preferred, our Charter provides that no dividends may be declared or paid on the Common Stock or on our other outstanding preferred until all accumulated accrued and unpaid dividends on the Series D Preferred have been paid in full. At this time, the Company does not intend to pay dividends other than those required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

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

Company Overview

We are a Maryland corporation focused on owning, leasing and operating income producing grocery-anchored centers, neighborhood centers, community centers and free-standing retail properties. We have targeted properties located within developed areas, commonly referred to as in-fill, that are surrounded by communities that have strong demographics and dynamic, diversified economies that will continue to generate jobs and future demand for commercial real estate. Our primary target markets include the Mid-Atlantic, Southeast and Northeast.

Our portfolio is comprised of seventy-five retail shopping centers and four undeveloped land parcels. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, six in North Carolina, four in Massachusetts, four in New Jersey, three in Florida, three in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, one in West Virginia, and one in Oklahoma. The Company’s portfolio had total gross rentable space of approximately 8,173,000 square feet and a leased level of approximately 92.9% at December 31, 2022.

Impact of COVID-19

The spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets in which the Company’s properties are located, and the broader financial markets. Local, state and federal authorities took preventative measures to alleviate the public health crisis primarily in 2020 and those preventative measures affected the operations of the Company’s tenant base to varying degrees depending on the category and location of the tenant. While substantially all of the limitations and restrictions imposed during the onset of the pandemic have been lifted and/or eased and people have largely resumed pre-pandemic activities, economic conditions continue to negatively impact the financial health of certain retail stores.

The COVID-19 pandemic or variants or future outbreaks of other highly infectious diseases could impact the Company’s ability to collect rent and could lead to increases in rent relief requests from tenants, termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s long-lived assets and other impacts that could materially and adversely affect the Company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

Recent Trends and Activities

There have been several significant events in 2022 that have impacted our Company. These events are summarized below.

Acquisition of Cedar Realty Trust

On August 22, 2022 (the “Cedar Closing Date”), the Company consummated transactions contemplated by that certain Agreement and Plan of Merger, dated as of March 2, 2022 (as amended, the “Merger Agreement”), by and among the

Company, WHLR Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub I”), WHLR OP Merger Sub LLC, a wholly owned subsidiary of Merger Sub I (“Merger Sub II”), Cedar, and Cedar Realty Trust Partnership, L.P., the operating partnership of Cedar (“Cedar OP”). Pursuant to the Merger Agreement, on the Cedar Closing Date, Merger Sub II merged with and into Cedar OP, with Cedar OP being the surviving limited partnership resulting from such merger, and immediately following such merger, Merger Sub I merged with and into Cedar, with Cedar being the surviving company resulting from such merger (together, the “Cedar Acquisition”).

Each outstanding share of common stock of Cedar and outstanding common unit of Cedar OP held by persons other than Cedar immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result of the Cedar Acquisition, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the NYSE. Cedar’s 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. As a result, Cedar became a subsidiary of the REIT.

In connection with the consummation of the Cedar Acquisition, the Company entered into a Guaranty of the obligations of Cedar OP under a Loan Agreement (the “KeyBank-Cedar Loan Agreement”) by and between the Borrower, KeyBanc Capital Markets, as Lead Arranger and Bookrunner, and KeyBank National Association, as administrative agent and as lender, and under the other loan documents executed in connection with the KeyBank-Cedar Loan Agreement.

By virtue of the Cedar Acquisition, the Company acquired 19 shopping centers (the majority of which are grocery-anchored), consisting of approximately 2.9 million square feet of gross leasable area and increased the Company’s presence in the Northeast.

The consolidated financial statements included in this Form 10-K (the “Form 10-K”) include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

KeyBank-Cedar Loan Agreement

On August 22, 2022, Cedar entered into the KeyBank-Cedar Loan Agreement for $130.00 million with interest-only payments due monthly through maturity, August 22, 2023. The interest rate on this term loan consisted of the Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0% and was collateralized by 19 properties.

The obligations under the KeyBank-Cedar Loan Agreement were satisfied in full with the proceeds of the loans under the Guggenheim-Cedar Loan Agreement (as defined below) entered into on October 28, 2022 and the Patuxent Crossing/Coliseum Marketplace Loan Agreement (as defined below) entered into on December 21, 2022.

Exchange Offer and Consent Solicitation

On November 22, 2022, the Company commenced an exchange offer for its outstanding shares of Series D Preferred (the “Exchange Offer”). As subsequently amended, the terms of the Exchange Offer provided for the exchange of up to 2,112,103 outstanding shares of Series D Preferred, representing 67% of the outstanding shares of Series D Preferred, for (i) 6.00% Subordinated Convertible Notes due 2028, and (ii) Common Stock, in each case to have been newly issued by the Company, and related consents (the “Consent Solicitation”) from the holders of the Series D Preferred (the “Series D Preferred Holders”) to certain amendments to the Company’s charter that would have modified the terms of the Series D Preferred (the “Proposed Amendments”).

The consummation of the Exchange Offer and Consent Solicitation was subject to, and was conditional upon, the satisfaction of certain conditions, including the condition that the holders of at least 66 2/3% of the outstanding shares of Series D Preferred (i) validly tender their Series D Preferred into the Exchange Offer, and do not validly withdraw such Series D Preferred, on or prior to the expiration date of the Exchange Offer, and (ii) consent to the Proposed Amendments.

As of the expiration of the Exchange Offer on January 20, 2023, 864,391 shares of Series D Preferred (representing 26.8% of the total outstanding Series D Preferred) had been validly tendered (and not validly withdrawn) in the Exchange Offer. Accordingly, the condition that the holders of at least 66 2/3% of the outstanding shares of Series D Preferred (i) validly tender their Series D Preferred into the Exchange Offer, and not validly withdraw such Series D Preferred, and (ii) consent to the Proposed Amendments, had not been satisfied, and the Exchange Offer expired on January 20, 2023.
As a result, the Series D Preferred remains outstanding with no change to its terms.

Assets Held for Sale and Dispositions

At December 31, 2022, there were no assets held for sale. At December 31, 2021, assets held for sale included Walnut Hill Plaza, which was sold in 2022.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expense was $760 thousand for the year ending December 31, 2022, resulting from reducing the carrying value of Harbor Pointe Land Parcel. Impairment expense was $2.30 million for the year ending December 31, 2021, resulting from $100 thousand on Walnut Hill Plaza and $2.20 million on Columbia Fire Station reducing the carrying value for the amounts that exceeded the property's fair value less estimated selling costs.

The following properties were sold during the year ended December 31, 2022 (in thousands):

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
December 9, 2022	Butler Square	$9,250	$2,619	$8,723
January 11, 2022	Walnut Hill Plaza	1,986	(15)	1,786

In conjunction with the Walnut Hill Plaza sale, the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan and on February 17, 2022 the Company paid the remaining loan balance of $1.34 million in full. On December 9, 2022, the Company made a $5.64 million principal payment on the Butler Square loan in conjunction with the sale of the Butler Square property.

Guggenheim Loan Agreement

On June 17, 2022, the Company entered into a loan agreement (the “Guggenheim Loan Agreement”) with Guggenheim Real Estate, LLC, for $75.00 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement is collateralized by twenty-two properties and loan proceeds were used to refinance eleven loans including paying $1.46 million in defeasance.

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.00 million at a fixed interest rate of 5.31% with interest-only payments due monthly through maturity, July 6, 2032. The JANAF Loan Agreement proceeds were used to refinance three loans including paying $1.16 million in defeasance.

Guggenheim-Cedar Loan Agreement

On October 28, 2022, Cedar entered into a loan agreement (the “Guggenheim-Cedar Loan Agreement”) with Guggenheim Real Estate, LLC, for $110.00 million at a fixed rate of 5.25% with interest-only payments due monthly through November 2027. Wheeler REIT, L.P. provided a guarantee in connection with such loan. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim-Cedar Loan Agreement proceeds were used to refinance a portion of Cedar’s property portfolio that were previously collateralized by the KeyBank-Cedar Loan Agreement.

Patuxent Crossing/Coliseum Marketplace Loan Agreement

On December 21, 2022, Cedar entered into a loan agreement (the "Patuxent Crossing/Coliseum Marketplace Loan Agreement”) with CITI Real Estate Funding, Inc. for $25.00 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity, January 6, 2033. The Patuxent Crossing/Coliseum Marketplace Loan Agreement proceeds were used to satisfy the remaining obligations of the KeyBank-Cedar Loan Agreement and, accordingly, the remaining collateral was released.

Interest Payments on Convertible Notes

The Company’s 7.00% subordinated convertible notes due 2031 (the “Convertible Notes”) bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year, commencing on December 31, 2021.

Interest payments on the Convertible Notes were made as follows (in thousands, except for share values):

For the years ended December 31,	Series B Preferred number of shares	Series D Preferred number of shares	Convertible Note Interest at 7%	Fair value adjustment	Paid-in-kind Interest Expense
2021	—	113,709	$885	$725	$1,610
2022	1,511,541	—	$2,310	$1,429	$3,739

Preferred Dividends

At December 31, 2022, the Company had accumulated undeclared dividends of $34.63 million to holders of shares of our Series D Preferred of which $8.47 million is attributable to the year ended December 31, 2022.

New Leases, Leasing Renewals and Expirations

The following table presents selected lease activity statistics for our properties.

	Years Ended December 31,
	2022 (3)	2021
Renewals(1):
Leases renewed with rate increase (sq feet)	676,814	402,875
Leases renewed with rate decrease (sq feet)	62,771	67,743
Leases renewed with no rate change (sq feet)	284,461	148,542
Total leases renewed (sq feet)	1,024,046	619,160

Leases renewed with rate increase (count)	104	104
Leases renewed with rate decrease (count)	11	11
Leases renewed with no rate change (count)	28	23
Total leases renewed (count)	143	138

Option exercised (count)	18	22

Weighted average on rate increases (per sq foot)	$1.29	$0.85
Weighted average on rate decreases (per sq foot)	$(1.17)	$(2.18)
Weighted average rate (per sq foot)	$0.78	$0.32

Weighted average change over prior rates	8.29%	3.05%

New Leases(1) (2):
New leases (sq feet)	374,149	436,170
New leases (count)	79	76
Weighted average rate (per sq foot)	$11.27	$8.30

Gross Leasable Area ("GLA") expiring during the next 12 months, including month-to-month leases	6.77%	6.16%
(1)     Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    Includes lease data for the Cedar Portfolio for the six months ended December 31, 2022.

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

Acquired Properties and Lease Intangibles

We allocate the purchase price of the acquired properties to land, building and improvements, identifiable intangible assets and to the acquired liabilities based on their respective fair values. Identifiable intangibles include amounts allocated to acquired out-of-market leases, tenant relationships, the value of in-place leases and ground. We determine fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends and specific market and economic conditions that may affect the property. Management also estimates costs to execute similar leases including leasing commissions, tenant improvements, legal and other related expenses. Such amounts are based on estimates and forecasts which, by their nature, are highly subjective and may result in future changes in the event forecasts are not realized.

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

The Company may decide to sell properties. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Liquidity and Capital Resources

At December 31, 2022, our consolidated cash, cash equivalents and restricted cash totaled $55.87 million compared to consolidated cash, cash equivalents and restricted cash of $40.42 million at December 31, 2021. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2022	2021	$	%
Operating activities	$30,758	$17,041	$13,717	80.49%
Investing activities	$(133,512)	$5,101	$(138,613)	(2,717.37)%
Financing activities	$118,200	$(24,491)	$142,691	582.63%

Operating Activities

Our cash flows from operating activities were $30.76 million and $17.04 million during the year ended December 31, 2022 and 2021, representing an increase of 80.49% or $13.72 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $19.71 million and $16.54 million for 2022 and 2021, respectively. The increase was primarily a result of an increase in non-same store net operating income ("NOI") of $5.91 million, primarily a result of the Cedar Acquisition and an increase in same store NOI of $1.23 million, partially offset by an increase in cash paid for interest expense and corporate general and administrative expenses.

Investing Activities

Our cash flows used in investing activities were $133.51 million during the year ended December 31, 2022, compared to cash flows from investing activities of $5.10 million during the year ended December 31, 2021, representing a decrease of (2,717.37)% or $138.61 million primarily due to costs related to the Cedar Acquisition described in Note 3 included in this Form 10-K and an increase in capital expenditures paid of $2.10 million.

Financing Activities

Our cash flows from financing activities were $118.20 million during the year ended December 31, 2022, compared to cash flows used in financing activities of $24.49 million for the year ended December 31, 2021, respectively, representing an increase of 582.63% or $142.69 million due to the following:
•$302.35 million increase in loan proceeds a result of the KeyBank-Cedar Loan Agreement, Guggenheim-Cedar Loan Agreement, Guggenheim Loan Agreement, JANAF Loan Agreement and Patuxent Crossing/Coliseum Marketplace Loan Agreement, partially offset by the 2021 refinancing activity including the Wilmington Financing Agreement;
•$8.34 million decrease as a result of 2021 preferred stock redemptions made in the Company's tender offers; partially offset by

•$4.87 million increase in deferred financing costs primarily related to the KeyBank-Cedar Loan Agreement, Guggenheim-Cedar Loan Agreement, Guggenheim Loan Agreement JANAF Loan Agreement and Patuxent Crossing/Coliseum Marketplace Loan Agreement, partially offset by 2021 refinancing activity including the Wilmington Financing Agreement;
•$158.51 million increase in loan principal payments primarily a result of the KeyBank-Cedar Loan Agreement payoff, eleven loans paid associated with the Guggenheim Loan Agreement, the three loans paid associated with the JANAF Loan Agreement and the 2022 Walnut Hill Plaza and Butler Square payoffs, partially offset by the 2021 Powerscourt Financing Agreement payoff, the 2021 refinancing activities and the loans paid down as a result of 2021 property sales;
•$1.93 million increase in prepayment penalties related to defeasance associated with the Guggenheim Loan Agreement and JANAF Loan Agreement, partially offset by the Berkley/Sangaree/Tri-County loan payoff; and
•$2.69 million increase in dividend and distributions paid on noncontrolling interests.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2022	2021
Fixed-rate notes (1)	$482,447	$344,177
Adjustable-rate mortgages	—	2,085
Total debt	$482,447	$346,262
(1) Includes portion attributable to liabilities held for sale, see Note 3 included in this Form 10-K.

The weighted average interest rate and term of our fixed-rate debt including liabilities held for sale are 4.99% and 7.43 years, respectively, at December 31, 2022. We have no debt maturing during the year ending December 31, 2023. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 5 included in this Form 10-K for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the year ended December 31, 2022 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2022 are $2.34 million in principal and regularly scheduled payments due in the year ended December 31, 2023 as described in Note 5 on this Form 10-K.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $28.49 million in cash and cash equivalents at December 31, 2022;
•had $27.37 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2022; and
•intends to use cash generated from operations during the year ended December 31, 2023.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through delivering space currently leased but not yet occupied, backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of assets and refinancing properties.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow may be limited without additional capital.

In addition, the Board of Directors suspended Series A Preferred, Series B Preferred and Series D Preferred dividend payments beginning with the fourth quarter 2018 dividend. On November 3, 2021, common stockholders of the Company approved amendments to the Company’s Charter to remove the cumulative dividend of the Series A Preferred and the Series B Preferred. The Company believes that these actions support the Company's liquidity needs and improve the Company's capital structure.

Series D Preferred Stock

After September 21, 2023 (the “Series D Redemption Date”), the Series D Preferred Holders will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued and unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of our common stock, $0.01 par value per share (“Common Stock”), or a combination of cash and shares of Common Stock.

Since January 2019, Series D Preferred (of which there are approximately 3.15 million shares outstanding at December 31, 2022) has been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share, or at $2.6875 per share per annum.

As of December 31, 2022, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $34.63 million, for a total liquidation value of $113.44 million. Assuming dividends continue to accrue and remain unpaid on the Series D Preferred, then on the Series D Redemption Date we estimate that the aggregate liquidation preference (based on the 3,152,392 shares outstanding as of December 31, 2022) would be approximately $78.81 million, with aggregate accrued and unpaid dividends in the amount of approximately $40.99 million, for a total liquidation value of $119.80 million.

As of December 31, 2022, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on February 28, 2023 of $1.58 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date, and likely that they would instead choose to exercise their redemption rights after the Series D Redemption Date.

In an effort to address the risk of a significant reduction to the value of a Series D Preferred Holder’s investment in Series D Preferred and Common Stock following the Series D Redemption Date, the Company launched a modified Dutch auction tender offer in December 2020 for up to $19.00 million (subsequently reduced to $6.00 million) of Series D Preferred, in which 1,467,162 shares were tendered and 387,097 shares were accepted for purchase for an aggregate cost of $6.00 million. We subsequently launched a second modified Dutch auction tender offer in April 2021 for up to $12.00 million of our Series D Preferred, in which 103,513 shares were tendered and accepted for purchase for an aggregate cost of $1.86 million.

In July 2021, we raised additional capital for the Company through a rights offering pursuant to which the Common Stock holders purchased $30.00 million in aggregate principal amount of our Convertible Notes. Interest on the Convertible Notes is payable at the Company’s option in cash, Series B Preferred and/or Series D Preferred.

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

On June 30, 2022, interest on the Convertible Notes was paid in the form of Series B Preferred. For purposes of determining the value of the Series B Preferred paid as interest on the Convertible Notes, each share of Series B Preferred was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series B Preferred for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

On January 3, 2023 (the next succeeding Business Day after December 31, 2022), interest was paid on the Convertible Notes in the form of Series B Preferred. For purposes of determining the value of the Series B Preferred paid as interest on the Convertible Notes, each share of Series B Preferred was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series B Preferred for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

The Convertible Notes could have the effect of causing, if interest is paid in the future in shares of Series D Preferred, substantial dilution of the Series D Preferred and reduction in the value of any Series D Preferred.

In an effort to address the risk associated with the significant and growing financial obligation to the Series D Preferred Holders, and to provide the Series D Preferred Holders with an opportunity to receive value for their Series D Preferred prior to the Series D Redemption Date, on November 22, 2022, the Company commenced an Exchange Offer and related Consent Solicitation.

The consummation of the Exchange Offer and Consent Solicitation was subject to, and was conditional upon, the satisfaction of certain conditions, including the condition that the holders of at least 66 2/3% of the outstanding shares of Series D Preferred (i) validly tender their Series D Preferred into the Exchange Offer, and do not validly withdraw such Series D Preferred, on or prior to the expiration date of the Exchange Offer, and (ii) consent to the Proposed Amendments. As of the expiration of the Exchange Offer on January 20, 2023, 864,391 shares of Series D Preferred (representing 26.8% of the total outstanding Series D Preferred) had been validly tendered (and not validly withdrawn) in the Exchange Offer. Accordingly, the condition that the holders of at least 66 2/3% of the outstanding shares of Series D Preferred (i) validly tender their Series D Preferred into the Exchange Offer, and not validly withdraw such Series D Preferred, and (ii) consent to the Proposed Amendments, had not been satisfied, and the Exchange Offer expired on January 20, 2023. As a result, the Series D Preferred remains outstanding with no change to its terms, including its redemption rights.

We anticipate that, in the event of the Series D Preferred Holders’ exercise of such redemption rights after the Series D Redemption Date, the Company will not have sufficient available cash to pay the aggregate redemption price. Accordingly, in such event, we will not be able to meet our redemption obligation without either liquidating assets or issuing significant additional amounts of Common Stock.

The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company will likely be required to settle redemptions of Series D Preferred following the Series D Redemption Date in Common Stock.

We believe that the issuance of Common Stock to either (i) fund cash redemptions or (ii) directly settle redemptions in Common Stock, will result in a substantial dilution of Common Stock.

Inflation, Deflation and Economic Condition Considerations

Prior to 2021, inflation was relatively low and did not have a significant detrimental impact on the Company’s results of operations. However, inflation substantially increased in 2022. In addition, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of our indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business.

Recent Accounting Pronouncements

See Note 2 to the consolidated financial statements beginning on page 38 of this Annual Report on Form 10-K.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Results of Operations
Results from operations for the year ended December 31, 2022 reflect the results of the Company’s acquisition of Cedar on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for the entire period for future quarters. Therefore, our historical financial statements may not be indicative of future operating results.

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively (in thousands, except Property Data).

	For the Years Ended December 31,		Year over Year Changes
	2022	2021	$/#	%
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	58	17	29.31%
Aggregate gross leasable area at period end(1)	8,172,527	5,478,855	2,693,672	49.16%
Ending leased rate at period end (1)	92.9%	94.2%	(1.3)%	(1.38)%
FINANCIAL DATA:
Rental revenues	$75,195	$60,368	$14,827	24.56%
Other revenues	1,450	942	508	53.93%
Total Revenue	76,645	61,310	15,335	25.01%
EXPENSES:
Property operations	25,731	19,618	6,113	31.16%
Depreciation and amortization	19,540	14,797	4,743	32.05%
Impairment of assets held for sale	760	2,300	(1,540)	(66.96)%
Corporate general & administrative	8,620	7,140	1,480	20.73%
Total Operating Expenses	54,651	43,855	10,796	24.62%
Gain on disposal of properties	2,604	2,055	549	26.72%
Operating Income	24,598	19,510	5,088	26.08%
Interest income	65	34	31	91.18%
Interest expense	(30,107)	(33,028)	2,921	8.84%
Net changes in fair value of derivative liabilities	(2,335)	3,768	(6,103)	(161.97)%
Other income	—	552	(552)	(100.00)%
Other expense	(691)	(185)	(506)	(273.51)%
Net Loss Before Income Taxes	(8,470)	(9,349)	879	9.40%
Income tax expense	—	(2)	2	100.00%
Net Loss	(8,470)	(9,351)	881	9.42%
Less: Net loss attributable to noncontrolling interests	3,984	92	3,892	4,230.43%
Net Loss Attributable to Wheeler REIT	$(12,454)	$(9,443)	$(3,011)	(31.89)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenue was $76.65 million and $61.31 million for the years ended December 31, 2022 and December 31, 2021, respectively, representing an increase of 25.01%. The increase in rental revenues of $14.83 million is primarily a result of the Cedar Acquisition, partially offset by the decrease from sold properties. See Same Store and Non-same Store Operating Income for further details about the changes within operating revenue.

Total Operating Expenses

Total operating expenses were $54.65 and $43.86 million for the years ended December 31, 2022 and 2021, respectively, representing an increase of 24.62%. The increases are primarily a result of the Cedar Acquisition. See Same Store and Non-same Store Operating Income for further details about the changes within property operations expense.

Impairment of assets held for sale was $760 thousand and $2.30 million for the years ended December 31, 2022 and 2021 respectively, as a result of Harbor Pointe Land Parcel and Columbia Fire Station, respectively.

Depreciation and amortization increased 32.05% for the year ended December 31, 2022 primarily as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $8.62 million and $7.14 million for the years ended December 31, 2022 and 2021, respectively, representing an increase of 20.73%, primarily a result of the following:

•$811 thousand increase in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs;
•$694 thousand increase in professional fees primarily a result of the Cedar preferred litigation;
•$200 thousand increase in advertising related costs;
•$130 thousand increase in corporate administration costs; and partially offset by
•$355 thousand decrease in other expenses, primarily related to lower fees associated with capital, debt and financing activities.

Disposal of Properties
The net gain on disposal of properties increase of $549 thousand for the year ended December 31, 2022 is a result of the 2022 sale of Walnut Hill Plaza and Butler Square compared to the 2021 sale of the Rivergate Shopping Center Out Parcel, Berkley Shopping Center and Berkley Land Parcel, Columbia Fire Station and Tulls Creek Land Parcel.

Interest Expense

Interest expense was $30.11 million and $33.03 million for the year ended December 31, 2022 and 2021, respectively, representing a decrease of 8.84%. Below is a comparison of the components which make up interest expense (in thousands):

	December 31,		Changes
	2022	2021	Change	% Change
Property debt interest - excluding Cedar debt	$14,717	$14,611	$106	0.73%
Convertible Notes interest (1)	3,739	1,610	2,129	132.24%
Defeasance paid	2,614	687	1,927	280.49%
Amortization of deferred financing costs	6,098	12,710	(6,612)	(52.02)%
Interest on corporate debt	—	3,410	(3,410)	(100.00)%
Property debt interest - Cedar	2,939	—	2,939	100.00%
Total Interest Expense	$30,107	$33,028	$(2,921)	(8.84)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a loss of $2.34 million and a gain of $3.77 million for the years ended December 31, 2022 and 2021, respectively, which represents a non-cash adjustment from a change in the fair value. The largest impact on the derivative liabilities' valuation is a result of the change in fair market value of the Company's securities described at Note 6 on this Form 10-K.

Other Income and Expense

Other income was $0 and $552 thousand for the years ended December 31, 2022 and 2021, respectively, relating to Paycheck Protection Program (the "PPP") Promissory Note forgiveness. Other expense was $691 thousand and $185 thousand for the years ended December 31, 2022, respectively, relating to legal settlement costs. Other income and other expense are non-operating in nature.

Same Store and Non-same Store Operating Income

NOI is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs, impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, market lease amortization, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

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

• Continuing operations
◦ Berkley Shopping Center and Berkley Land Parcel (sold March 25, 2021);
◦ Tulls Creek Land Parcel (sold July 9, 2021);
◦ Rivergate Shopping Center Out Parcel (sold August 31, 2021);
◦ Columbia Fire Station (sold November 17, 2021);
◦ Walnut Hill Plaza (sold January 11, 2022);
◦ Butler Square (sold December 9, 2022); and
◦ Cedar Portfolio, 19 properties (acquired August 22, 2022).

	Years Ended December 31,
	Same Store		Non-same Store		Total
	2022	2021	2022	2021	2022	2021
			(in thousands)
Net (Loss) Income	$(5,926)	$(8,179)	$(2,544)	$(1,172)	$(8,470)	$(9,351)
Adjustments:
Income tax expense	—	2	—	—	—	2
Other expense	691	185	—	—	691	185
Net changes in fair value of derivative liabilities	2,335	(3,768)	—	—	2,335	(3,768)
Interest expense	23,067	31,551	7,040	1,477	30,107	33,028
Interest Income	(65)	(34)	—	—	(65)	(34)
Gain on disposal of properties	—	—	(2,604)	(2,055)	(2,604)	(2,055)
Corporate general & administrative	6,850	7,063	1,770	77	8,620	7,140
Impairment of assets held for sale	760	—	—	2,300	760	2,300
Depreciation and amortization	14,193	14,404	5,347	393	19,540	14,797
Other non-property revenue	(33)	(585)	(2,069)	10	(2,102)	(575)
Property Net Operating Income	$41,872	$40,639	$6,940	$1,030	$48,812	$41,669

Property revenues	$62,150	$59,594	$12,393	$1,693	$74,543	$61,287
Property expenses	20,278	18,955	5,453	663	25,731	19,618
Property Net Operating Income	$41,872	$40,639	$6,940	$1,030	$48,812	$41,669

Property Revenues

Total same store property revenues were $62.15 million and $59.59 million for the years ended December 31, 2022 and 2021, respectively, representing an increase of 4.29%. The same store property revenue increases are primarily related to the occupancy growth since December 31, 2020.

Property Expenses

Total same store property expenses were $20.28 million and $18.96 million for the years ended December 31, 2022 and 2021, respectively, an increase of 6.98% . Same store property expense increase was primarily due to expense increases in insurance, grounds and landscaping and repairs and maintenance.

Property Net Operating Income

Total property net operating income were $48.81 million and $41.67 million for the years ended December 31, 2022 and 2021, respectively, representing a increase of 17.14%, primarily as a result of the Cedar Acquisition.

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

Below is a comparison of same and non-same store FFO, which is a non-GAAP measurement, for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	Same Store		Non-same Store		Total		Year Over Year Changes
	2022	2021	2022	2021	2022	2021	$	%
Net Loss	$(5,926)	$(8,179)	$(2,544)	$(1,172)	$(8,470)	$(9,351)	$881	9.42%
Depreciation and amortization of real estate assets	14,193	14,404	5,347	393	19,540	14,797	4,743	32.05%
Impairment of assets held for sale	760	—	—	2,300	760	2,300	(1,540)	(66.96)%
Gain on disposal of properties	—	—	(2,604)	(2,055)	(2,604)	(2,055)	(549)	(26.72)%
FFO	$9,027	$6,225	$199	$(534)	$9,226	$5,691	$3,535	62.12%

During the year ended December 31, 2022, same store FFO increased $2.80 million.

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

Total AFFO for the years ended December 31, 2022 and 2021 is shown in the table below (in thousands):

	Years Ended December 31,
	2022	2021
FFO	$9,226	$5,691
Preferred stock dividends - undeclared	(9,056)	(8,837)
Dividends on noncontrolling interests preferred stock	(3,913)	—
Preferred stock redemption	—	70
Preferred stock accretion adjustments	584	600
FFO available to common stockholders and common unitholders	(3,159)	(2,476)
Capital related costs	27	438
Other non-recurring and non-cash expenses	3,065	352
Net changes in fair value of derivative liabilities	2,335	(3,768)
Share-based compensation	—	14
Straight-line rental revenue, net straight-line expense	(768)	(1,026)
Loan cost amortization	6,098	12,710
Paid-in-kind interest	3,739	1,610
Above (below) market lease amortization	(2,079)	13
Recurring capital expenditures and tenant improvement reserves	(1,354)	(1,096)
AFFO	$7,904	$6,771

Other non-recurring and non-cash expenses are costs we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $3.07 million for the year ended December 31, 2022 primarily include $2.61 million in loan defeasance payments, a result of the 2022 loan refinancing activities, $691 thousand legal settlement costs and severance partially offset with $353 thousand nonrecurring revenue related to Cedar's recognition of easement revenue. Other nonrecurring expenses of $352 thousand for the year ended December 31, 2021 include $185 thousand in legal settlement costs, $687 thousand in loan prepayment penalty on sale of the Berkley Shopping Center, partially offset with $552 thousand in PPP Promissory Note forgiveness.

The preferred stock redemption of $0 and $70 thousand for the years ended December 31, 2022 and
2021, respectively, represents the undeclared dividends on the stock retirement for the months preceding their retirement. Net changes in fair value of derivative liabilities is the result of the non-cash loss or gain from adjusting the warrant liabilities and embedded derivative liabilities to their fair market value, further details are described at Note 6 on this Form 10-K.

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

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 33 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2022, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2022, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2022 were effective.

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

Changes in Internal Control Over Financial Reporting

On August 22, 2022, the Company completed the Cedar Acquisition and accordingly the Company’s management has integrated Cedar’s operations into its internal control over financial reporting, as necessary, to accommodate modifications to its business processes related to the Cedar Acquisition. None of these integration activities had a material impact on our system of internal control over financial reporting for the year ended December 31, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this Item 10 of Part III will be contained in the Company’s definitive proxy statement for the 2023 Annual Meeting (our “Proxy Statement”) and is incorporated herein by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 regarding our equity compensation plans and the Common Stock we may issue under the plans.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 of Part III will be contained in the Company’s Proxy Statement and incorporated herein by reference

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

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2022, the Company’s investment properties totaled $561.0 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.

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

Derivative Liabilities

Description of Matter

At December 31, 2022, the Company had convertible notes with an outstanding principal balance of $33.0 million and 1.6 million common stock warrants. Calculations and accounting for the notes payable and embedded conversion features as well as the warrants require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 6 to the consolidated financial statements, the Company utilizes a multinomial lattice model valuation technique in measuring the fair value of the notes’ conversion features and a Monte Carlo simulation technique in measuring the fair value of the warrants

Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

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

Valuation of Purchase Price Allocation for Acquisition

Description of Matter

As more fully described in Note 3 to the consolidated financial statements, on August 22, 2022 the Company acquired Cedar Realty Trust, a 2.9 million square foot shopping center portfolio consisting of 19 properties for an aggregate of $135.5 million of cash merger consideration and acquisition costs. The acquisition was accounted for as an asset acquisition which required the Company to assess the acquisition-date fair value of all tangible assets, identifiable intangible assets, and assumed liabilities. The Company determines fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and specific market and economic conditions that may affect the properties.

Auditing management’s estimated fair value of all acquired tangible assets, identifiable intangible assets, and assumed liabilities required the assistance of our valuation professionals with specialized skills and knowledge as the fair value estimates required subjective auditor judgment to evaluate the audit evidence obtained.

How We Addressed the Matter in Our Audit

To test the accounting for the purchase price allocation, our audit procedures included, among others, inspection of the purchase and sale agreements, and testing the completeness and accuracy of the data used in the fair value determination. We evaluated management’s application of the relevant accounting guidance and involved our valuation specialists to evaluate the Company’s determination of fair value of the purchase price allocations, including testing the appropriateness of the methodology and underlying inputs used and assessing the reasonableness of those inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
March 2, 2023

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2022	2021
ASSETS:
Investment properties, net	$560,980	$386,730
Cash and cash equivalents	28,491	22,898
Restricted cash	27,374	17,521
Rents and other tenant receivables, net	13,544	9,233
Assets held for sale	—	2,047
Above market lease intangibles, net	3,134	2,424
Operating lease right-of-use assets	15,133	12,455
Deferred costs and other assets, net	35,880	11,973
Total Assets	$684,536	$465,281
LIABILITIES:
Loans payable, net	$466,029	$333,283
Liabilities associated with assets held for sale	—	3,381
Below market lease intangibles, net	23,968	3,397
Derivative liabilities	7,111	4,776
Operating lease liabilities	16,478	13,040
Accounts payable, accrued expenses and other liabilities	18,398	11,054
Total Liabilities	531,984	368,931
Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,152,392 shares issued and outstanding, respectively; $113.44 million and $104.97 million aggregate liquidation value, respectively)	101,518	92,548

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding)	453	453
Series B Convertible Preferred Stock no par value, 5,000,000 authorized, 3,379,142 and 1,872,448 shares issued and outstanding, respectively; $84.48 million and $46.81 million aggregate liquidation preference, respectively)	44,911	41,189
Common Stock ($0.01 par value, 200,000,000 shares authorized, 9,793,957 and 9,720,532 shares issued and outstanding, respectively)	98	97
Additional paid-in capital	234,993	234,229
Accumulated deficit	(295,617)	(274,107)
Total Stockholders’ (Deficit) Equity	(15,162)	1,861
Noncontrolling interests	66,196	1,941
Total Equity	51,034	3,802
Total Liabilities and Equity	$684,536	$465,281
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021
REVENUE:
Rental revenues	$75,195	$60,368
Other revenues	1,450	942
Total Revenue	76,645	61,310
OPERATING EXPENSES:
Property operations	25,731	19,618
Depreciation and amortization	19,540	14,797
Impairment of assets held for sale	760	2,300
Corporate general & administrative	8,620	7,140
Total Operating Expenses	54,651	43,855
Gain on disposal of properties	2,604	2,055
Operating Income	24,598	19,510
Interest income	65	34
Interest expense	(30,107)	(33,028)
Net changes in fair value of derivative liabilities	(2,335)	3,768
Other income	—	552
Other expense	(691)	(185)
Net Loss Before Income Taxes	(8,470)	(9,349)
Income tax expense	—	(2)
Net Loss	(8,470)	(9,351)
Less: Net income attributable to noncontrolling interests	3,984	92
Net Loss Attributable to Wheeler REIT	(12,454)	(9,443)
Preferred Stock dividends - undeclared	(9,056)	(8,837)
Deemed contribution related to preferred stock redemption	—	5,040
Net Loss Attributable to Wheeler REIT Common Stockholders	$(21,510)	$(13,240)

Loss per share:
Basic and Diluted	$(2.20)	$(1.36)
Weighted-average number of shares:
Basic and Diluted	9,760,704	9,711,944

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B							Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Interests		Total
	Shares	Value	Shares	Value	Shares	Value				Units	Value	Equity
Balance, December 31, 2020	562	$453	1,875,748	$41,174	9,703,874	$97	$234,061	$(260,867)	$14,918	224,429	$1,931	$16,849
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of operating partnership units to Common Stock	—	—	—	—	9,086	—	33	—	33	(9,086)	(33)	—
Issuance of Common Stock under Share Incentive Plan	—	—	—	—	5,000	—	14	—	14	—	—	14
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	49	—	49	—	(49)	—
Conversion of Series B Preferred Stock to Common Stock	—	—	(3,300)	(72)	2,572	—	72	—	—	—	—	—
Deemed contribution related to preferred stock redemption	—	—	—	—	—	—	—	5,040	5,040	—	—	5,040
Dividends and distributions	—	—	—	—	—	—	—	(8,837)	(8,837)	—	—	(8,837)
Net (Loss) Income	—	—	—	—	—	—	—	(9,443)	(9,443)	—	92	(9,351)
Balance, December 31, 2021	562	453	1,872,448	41,189	9,720,532	97	234,229	(274,107)	1,861	215,343	1,941	3,802
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	87
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,847)	(104)	3,024	—	104	—	—	—	—	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	500	—	500	—	(500)	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	70,401	1	160	—	161	(70,401)	(161)	—
Paid-in-kind interest, Issuance of Series B Preferred Stock	—	—	1,511,541	3,739	—	—	—	—	3,739	—	—	3,739
Noncontrolling interests assumed from the acquisition (1)	—	—	—	—	—	—	—	—	—	—	64,845	64,845
Dividends and distributions	—	—	—	—	—	—	—	(9,056)	(9,056)	—	(3,913)	(12,969)
Net (Loss) Income	—	—	—	—	—	—	—	(12,454)	(12,454)	—	3,984	(8,470)
Balance, December 31, 2022	562	$453	3,379,142	$44,911	9,793,957	$98	$234,993	$(295,617)	$(15,162)	144,942	$66,196	$51,034

(1) See Notes 1, 2 and 3 of the Notes to the Condensed Consolidated Financial Statements for further details.

See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,470)	$(9,351)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	13,489	11,072
Amortization	6,051	3,725
Loan cost amortization	6,098	12,710
Changes in fair value of derivative liabilities	2,335	(3,768)
Above (below) market lease amortization, net	(2,079)	13
Paid-in-kind interest	3,739	1,610
Straight-line expense	32	35
Share-based compensation	—	14
Gain on disposal of properties	(2,604)	(2,055)
Credit losses on operating lease receivables	361	239
Impairment of assets held for sale	760	2,300
Net changes in assets and liabilities:
Rent and other tenant receivables, net	(1,221)	1,001
Unbilled rent	(740)	(1,220)
Deferred costs and other assets, net	4,381	(427)
Accounts payable, accrued expenses and other liabilities	8,626	1,143
Net cash provided by operating activities	30,758	17,041
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment property acquisitions, net of cash acquired	(135,510)	—
Capital expenditures	(8,511)	(6,412)
Cash received from disposal of properties	10,509	11,513
Net cash (used in) provided by investing activities	(133,512)	5,101
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for deferred financing costs	(12,683)	(7,813)
Dividends and distributions paid on noncontrolling interests	(2,688)	—
Loan proceeds	400,000	97,650
Loan principal payments	(263,815)	(105,305)
Preferred stock redemption	—	(8,336)
Loan prepayment penalty	(2,614)	(687)
Net cash provided by (used in) financing activities	118,200	(24,491)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,446	(2,349)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	40,419	42,768
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$55,865	$40,419
Supplemental Disclosures:
Non-cash Transactions:
Paycheck Protection Program forgiveness	$—	$552
Initial fair value of warrants	$—	$2,018
Initial fair value of derivative liability at issuance of convertible notes	$—	$5,932
Conversion of common units to common stock	$160	$33
Conversion of Series B Preferred Stock to common stock	$104	$72
Accretion of Preferred Stock discounts	$584	$600
Deemed contribution related to Preferred Stock discount	$—	$5,040
Other Cash Transactions:
Cash paid for taxes	$—	$2
Cash paid for interest	$19,957	$18,973
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,491	$22,898
Restricted cash	27,374	17,521
Cash, cash equivalents, and restricted cash	$55,865	$40,419
See accompanying notes to consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At December 31, 2022, the Company owned 99.05% of the Operating Partnership. As of December 31, 2022, the Trust, through the Operating Partnership, owned and operated seventy-five centers and four undeveloped properties. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, six in North Carolina, four in Massachusetts, four in New Jersey, three in Florida, three in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, one in West Virginia, and one in Oklahoma. The Company’s portfolio had total gross rentable space of approximately 8,173,000 square feet and a leased level of approximately 92.9% at December 31, 2022. Accordingly, the use of the word “Company”, "we", "our" or "us" refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company owns, leases and operates income producing grocery-anchored centers, neighborhood centers, community centers and free-standing retail properties with a strategy to acquire high quality retail properties that generate attractive risk-adjusted returns. The Company targets properties in communities that have stable demographics. The Company considers properties that are generally located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value oriented services and items and generate regular consumer traffic. The Company’s tenants carry goods and offer services that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

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

On August 22, 2022, the Company completed the merger transaction with Cedar. As a result of the merger, the Company acquired all of the outstanding shares of the Cedar's common stock, which ceased to be publicly traded on the NYSE. Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. Each outstanding share of common stock of Cedar and outstanding common unit of the Cedar OP held by persons other than Cedar immediately prior to the merger were cancelled and converted into the right to receive a cash payment of $9.48 per share or unit. As a result Cedar became a subsidiary of the REIT.

During the year ended December 31, 2022 the Company incurred acquisition related costs of $5.51 million for the merger. These costs were capitalized as part of the acquisition and are primarily comprised of professional fees and legal fees, see Note 3 included in this Form 10-K for further details.

The consolidated financial statements included in this Form 10-K include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated and Combined Financial Statements
1. Organization and Basis of Presentation and Consolidation (continued)

entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

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

Assets Held For Sale and Discontinued Operations

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2022 and 2021.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2022 and 2021.

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

Tenant Receivables

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. The Company’s standard lease form considers a rent charge past due after five days. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2022 and 2021, the Company’s allowance for uncollectible tenant receivables totaled $3.15 million and $633 thousand, respectively.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. At December 31, 2022 and 2021, there were $6.52 million and $5.77 million, respectively, in unbilled rent which is included in "rents and other tenant receivables, net."

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
The below table disaggregates the Company’s revenue by type of service for the years ended December 31, 2022 and 2021 (in thousands):

	Years Ended December 31,
	2022	2021

Minimum rent	$57,533	$45,896
Tenant reimbursements - variable lease revenue	16,665	13,120
Straight-line rents	800	1,060
Percentage rent - variable lease revenue	558	531
Lease termination fees	134	139
Other	1,316	803
Total	77,006	61,549
Credit losses on operating lease receivables	(361)	(239)
Total	$76,645	$61,310

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

    Corporate General and Administrative Expense

    Corporate general & administrative expenses consist of the following (in thousands):

	Years Ended December 31,
	2022	2021
Professional fees	$3,810	$3,116
Compensation and benefits	2,276	1,465
Corporate administration	1,901	1,771
Advertising costs for leasing activities	319	119
Other	314	669
Total	$8,620	$7,140

Other Expense

Other expense represents costs which are non-operating in nature. Other expenses were $691 thousand and $185 thousand for the year ended December 31, 2022 and 2021 respectively, and consist of legal settlement costs.

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

The noncontrolling interest attributable to the acquisition of Cedar represents the fair value of Cedar's outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred") as of August 22, 2022, the date of acquisition. The valuation assumption was based on the three-level valuation hierarchy for fair value measurements and represents Level 1 inputs. Level 1 inputs represent observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. The total cumulative dividends for the Cedar Series B Preferred and Cedar Series C Preferred were $3.91 million as of December 31, 2022 and are included as a reduction to net loss attributable to Wheeler REIT Common Stockholders on the consolidated statements of operations during the year ended December 31, 2022.

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entities Own Equity (Subtopic 815-40).” This ASU simplifies accounting for convertible instruments by eliminating two of the three models in ASC 470-20 that require separating embedded conversion features from convertible instruments. In addition, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share and the treasury stock method will be no longer available. The guidance is effective for fiscal years beginning after December 15, 2021. We adopted this guidance effective January 1, 2021 under the modified retrospective adoption approach. There was no effect to the opening balance of retained earnings at the date of adoption. The comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. This guidance is effective for fiscal years, and for interim reporting periods within those fiscal years, beginning after December 15, 2022, however the Company is early adopting as of January 1, 2022. In November 2018, the FASB issued ASU 2018-19 to clarify that operating lease receivables, including straight-line rent receivables, recorded by lessors are explicitly excluded from the scope of Topic 326. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
3. Real Estate

Investment properties consist of the following (in thousands):

	December 31,
	2022	2021
Land and land improvements	$144,537	$96,752
Buildings and improvements	494,668	357,606
Investment properties at cost	639,205	454,358
Less accumulated depreciation	(78,225)	(67,628)
Investment properties, net	$560,980	$386,730
The Company’s depreciation expense on investment properties was $13.49 million and $11.07 million for the years ended December 31, 2022 and 2021, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property's transferability, use and other common rights typically associated with property ownership.

Assets Held for Sale and Dispositions

At December 31, 2022, there were no assets held for sale. At December 31, 2021, assets held for sale included Walnut Hill Plaza, which was sold in 2022.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. Impairment expenses for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Harbor Pointe Land Parcel	$760	$—
Walnut Hill Plaza	—	100
Columbia Fire Station	—	2,200
Total	$760	$2,300

As of December 31, 2022 and 2021, assets held for sale and associated liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Investment properties, net	$—	$1,824
Rents and other tenant receivables, net	—	18
Deferred costs and other assets, net	—	205
Total assets held for sale	$—	$2,047

	December 31,
	2022	2021
Loans payable	$—	$3,145
Accounts payable, accrued expenses and other liabilities	—	236
Total liabilities associated with assets held for sale	$—	$3,381

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)
The following properties were sold during the years ended December 31, 2022 and 2021 (in thousands):

Disposal	Property	Contract Price	Gain (Loss)	Net Proceeds
December 9, 2022	Butler Square	$9,250	$2,619	$8,723
January 11, 2022	Walnut Hill Plaza	1,986	(15)	1,786
November 17, 2021	Columbia Fire Station	4,250	(88)	3,903
August 31, 2021	Rivergate Shopping Center Out Parcel	3,700	1,915	3,451
July 9, 2021	Tulls Creek Land Parcel (1.28 acres)	250	52	222
March 25, 2021	Berkley Shopping Center and Berkley Land Parcel (0.75 acres)	4,150	176	3,937

Cedar Acquisition

On August 22, 2022, the Company acquired Cedar, a 2.9 million square foot shopping center portfolio consisting of 19 properties located primarily in the Northeast from Virginia to Massachusetts (the "Cedar Portfolio"). The Cedar Portfolio was acquired through the purchase of the issued and outstanding shares of Cedar’s common stock, par value $0.06 per share (“Cedar Common Stock”), and the issued and outstanding common units of Cedar OP held by persons other than Cedar for an aggregate of $135.51 million of cash merger consideration and acquisition costs.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)

Building and building improvements (a)	$137,120
Land and land improvements (a)	47,899
Lease intangibles (b)	28,215
Above market lease (c)	1,718
Right of use asset adjustment, ground lease (d)	2,913
Cash, accounts receivable and other assets	14,242
Total assets acquired	232,107

Below market lease (c)	(23,622)
Lease Liabilities, ground lease (d)	(3,552)
Accounts payable and other liabilities	(4,578)
Total liabilities acquired	(31,752)

Noncontrolling interest (e)	(64,845)

Purchase price allocation of net assets acquired, excluding noncontrolling interests	$135,510

Purchase consideration: (f)
Cash merger consideration	$130,000
Capitalized acquisition costs	5,510
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 3. Real Estate (continued)
Unaudited pro forma financial information in the aggregate is presented below for the acquisition of the Cedar properties. The unaudited pro forma information presented below includes the effects of the Cedar Acquisition as if it had been consummated as of January 1, 2021. The pro forma results include adjustments for depreciation and amortization associated with acquired tangible and intangible assets, straight-line rent adjustments and interest expense related to debt incurred. The unaudited pro forma financial information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if this acquisition had taken place on January 1, 2021 or 2022. (Amounts presented in thousands, except per share figures).

	Year Ended December 31,
	2022	2021
Rental revenues	$100,315	$98,802
Net loss from continuing operations	$(6,950)	$(9,252)
Net loss attributable to Wheeler REIT	$(7,022)	$(20,096)
Net loss attributable to Wheeler REIT common shareholders	$(26,830)	$(23,893)
Basic loss per share	$(2.75)	$(2.46)
Diluted loss per share	$(2.75)	$(2.46)

4. Deferred Costs and Other Assets
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands):

	December 31,
	2022	2021
Leases in place, net	$24,956	$7,519
Lease origination costs, net	7,165	1,474
Ground lease sandwich interest, net	1,393	1,667
Tenant relationships, net	500	853
Legal and marketing costs, net	389	14
Prepaid expenses	1,456	413
Other	21	33
Total deferred costs and other assets, net	$35,880	$11,973
As of December 31, 2022 and 2021, the Company’s intangible accumulated amortization totaled $62.35 million and $62.94 million, respectively. During the years ended December 31, 2022 and 2021, the Company’s intangible amortization expense totaled $6.05 million and $3.73 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, tenant relationships, and legal and marketing costs is as follows (in thousands):

For the Years Ended December 31,	Leases in place, net	Lease origination costs, net	Ground lease sandwich interest, net	Tenant relationships, net	Legal & marketing costs, net	Total
2023	$7,702	$1,264	$274	$221	$101	$9,562
2024	5,178	1,120	274	124	84	6,780
2025	3,637	957	274	62	61	4,991
2026	2,394	830	274	11	48	3,557
2027	1,886	719	274	11	33	2,923
Thereafter	4,159	2,275	23	71	62	6,590
	$24,956	$7,165	$1,393	$500	$389	$34,403

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Loans Payable
The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2022	December 31, 2021
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,903	$6,031
Port Crossing	$34,788	4.84%	August 2024	5,641	5,778
Freeway Junction	$41,798	4.60%	September 2024	7,273	7,431
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,186	3,267
Bryan Station	$23,489	4.52%	November 2024	4,136	4,226
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,716	7,861
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,615	5,757
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (2)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,409	4,483
Tuckernuck	$32,202	5.00%	March 2026	4,915	5,052
Chesapeake Square	$23,857	4.70%	August 2026	4,106	4,192
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,086	6,176
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,144	8,277
Village of Martinsville	$89,664	4.28%	July 2029	15,181	15,589
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (3)	$100,222	4.25%	September 2031	18,003	18,430
Convertible Notes	Interest only	7.00%	December 2031	33,000	33,000
Guggenheim Loan Agreement (4)	Interest only	4.25%	July 2032	75,000	—
JANAF Loan Agreement (5)	Interest only	5.31%	July 2032	60,000	—
Guggenheim-Cedar Loan Agreement (6)	Interest only	5.25%	November 2032	110,000	—
Patuxent Crossing/Coliseum Marketplace Loan Agreement	Interest only	6.35%	January 2033	25,000	—
Walnut Hill Plaza	$26,850	5.50%	March 2023	—	3,145
Litchfield Market Village	$46,057	5.50%	November 2022	—	7,312
Twin City Commons	$17,827	4.86%	January 2023	—	2,843
New Market	$48,747	5.65%	June 2023	—	6,291
Benefit Street Note	$53,185	5.71%	June 2023	—	6,914
Deutsche Bank Note	$33,340	5.71%	July 2023	—	5,488
First National Bank	$24,656	LIBOR + 350 basis points	August 2023	—	789
Lumber River	$10,723	LIBOR + 350 basis points	September 2023	—	1,296
Tampa Festival	$50,797	5.56%	September 2023	—	7,753
Forrest Gallery	$50,973	5.40%	September 2023	—	8,060
South Carolina Food Lions Note	$68,320	5.25%	January 2024	—	11,259
Folly Road	$41,482	4.65%	March 2025	—	7,063
JANAF	$333,159	4.49%	July 2023	—	47,065
JANAF Bravo	$35,076	5.00%	May 2024	—	5,936
JANAF BJ's	$29,964	4.95%	January 2026	—	4,725
Butler Square	Interest only	3.90%	May 2025	—	5,640
Total Principal Balance (1)				482,447	346,262
Unamortized debt issuance cost (1)				(16,418)	(9,834)
Total Loans Payable, including assets held for sale				466,029	336,428
Less loans payable on assets held for sale, net loan amortization costs				—	3,145
Total Loans Payable, net				$466,029	$333,283
(1) Includes loans payable on assets held for sale, see Note 3. The loan agreements include customary prepayment penalties or defeasance costs, which can be incurred by the company when prepaying or defeasing loans.
(2) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(3) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(4) Collateralized by 22 properties.
(5) Collateralized by JANAF properties.
(6) Collateralized by 10 Cedar properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

Rights Offering and Convertible Notes

On July 22, 2021, the Company commenced a rights offering (the “Rights Offering”) for the purchase of up to $30.00 million in aggregate principal amount of the Company’s 7.00% senior subordinated convertible notes due 2031 (the “Convertible Notes”). On August 13, 2021, the Rights Offering expired. Pursuant to the Rights Offering, the Company distributed to holders of its Common Stock, as of 5:00 p.m. New York City time on June 1, 2021 (the “Record Date”), non-transferable subscription rights to purchase Convertible Notes. Each holder of the Company’s Common Stock as of the Record Date received one right for each eight shares of the Company’s Common Stock owned, and each right entitled a holder to purchase $25.00 principal amount of Convertible Notes. The Rights Offering was made pursuant to an effective registration statement filed with the U.S. Securities and Exchange Commission. The aggregate principal amount of Convertible Notes issued in the Rights Offering was $30.00 million. The Rights Offering was backstopped by Magnetar Structured Credit Fund, LP, Magnetar Longhorn Fund LP, Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund – F LLC, Purpose Alternative Credit Fund – T LLC, and AY2 Capital LLC (each individually, a “Backstop Party” and, collectively, the “Backstop Parties”) in the amount of $2.19 million in aggregate principal. On October 12, 2021, the Backstop Parties and their assignee elected to exercise their “accordion right” in full and purchased from the Company an additional $3.00 million in aggregate principal amount of the Company’s Convertible Notes. The Convertible Notes contain debt issuance costs aggregating $7.10 million which is being amortized over the life of the Convertible Notes.

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

Interest payments on the Convertible Notes were made as follows (in thousands, except for shares )

For the years ended December 31,	Series B Preferred number of shares	Series D Preferred number of shares	Convertible Note Interest at 7%	Fair value adjustment	Paid-in-kind Interest Expense
2021	—	113,709	$885	$725	$1,610
2022	1,511,541	—	$2,310	$1,429	$3,739

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

On March 12, 2021, the Company paid in full the $25.00 million Powerscourt Financing Agreement. The Powerscourt Warrant Agreement and the Powerscourt Registration Rights Agreement remain as of December 31, 2022, see Note 6.

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

Pursuant to the Wilmington Financing Agreement, the Company issued to the holders from time to time party thereto a warrant (the "Wilmington Warrant") to purchase in the aggregate 1,061,719 shares of Common Stock in three tranches (the "Wilmington Warrant Agreement"). The Wilmington Warrant is exercisable at the option of its holder in whole or in part into shares of Common Stock from time to time on or after March 12, 2021 (the "Effective Date") and before the maturity date of the Wilmington Financing Agreement.

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

On December 21, 2021, the principal balance on the Wilmington Financing Agreement was paid in full. The Wilmington Warrant Agreement and the Wilmington Registration Rights Agreement remain as of December 31, 2022.

First National Bank Amendment

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

In conjunction with Guggenheim Loan Agreement on June 17, 2022, the principal balance on the First National Bank Loan was paid in full.

Lumber River Extensions

On September 22, 2021, the Company entered into the Fifth Amendment to extend the $1.31 million Lumber River Loan to September 10, 2023 with monthly principal and interest payments of $11 thousand. The Lumber River Loan will bear interest at LIBOR plus 350 basis points with a minimum interest rate set at 4.25%.

In conjunction with Guggenheim Loan Agreement on June 17, 2022, the principal balance on the Lumber River Loan was paid in full.

Tuckernuck Extension and Refinance

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

Columbia Fire Station Extension and Payoff

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

In conjunction with JANAF Loan Agreement on July 6, 2022, the principal balance on the JANAF Bravo Loan was paid in full.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

Walnut Hill Plaza Payoff

In conjunction with the Walnut Hill Plaza sale, as detailed in Note 3, the Company made a $1.79 million principal paydown on the Walnut Hill Plaza loan. On February 17, 2022 the Company paid the remaining loan balance of $1.34 million in full.

Guggenheim Loan Agreement

On June 17, 2022, the Company entered into a term loan agreement (the “Guggenheim Loan Agreement”) with Guggenheim Real Estate, LLC, for $75.00 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim Loan Agreement proceeds were used to refinance eleven loans including paying $1.46 million in defeasance.

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.00 million at a fixed interest rate of 5.31% with interest-only payments due monthly through maturity, July 6, 2032. The JANAF Loan Agreement proceeds were used to refinance three loans including paying $1.16 million in defeasance.

KeyBank-Cedar Loan Agreement

On August 22, 2022, Cedar entered into a loan agreement (the “KeyBank-Cedar Loan Agreement”) with KeyBank
National Association for $130.00 million with interest-only payments due monthly through maturity, August 22, 2023. The interest rate on this term loan consisted of the Secured Overnight Financing Rate plus 0.10% plus an applicable margin of 2.5% through February 2023, at which time increases to 4.0% and was collateralized by 19 properties.

The obligations under the KeyBank-Cedar Loan Agreement were satisfied in full with the proceeds of the loans under the Guggenheim-Cedar Loan Agreement entered into on October 28, 2022 and the Patuxent Crossing/Coliseum Marketplace Loan Agreement entered into on December 21, 2022.

Guggenheim-Cedar Loan Agreement

On October 28, 2022, Cedar entered into a loan agreement (the “Guggenheim-Cedar Loan Agreement”) with Guggenheim Real Estate, LLC, for $110.00 million at a fixed rate of 5.25% with interest-only payments due monthly through November 2027. Wheeler REIT, L.P. provided a guarantee in connection with such loan. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Guggenheim-Cedar Loan Agreement proceeds were used to refinance a portion of Cedar’s property portfolio that were previously collateralized by the KeyBank-Cedar Loan Agreement.

Butler Square Payoff

On December 9, 2022, the Company made a $5.64 million principal payment on the Butler Square loan in conjunction with the sale of the Butler Square property, as detailed in Note 3.

Patuxent Crossing/Coliseum Marketplace Loan Agreement

On December 21, 2022, Cedar entered into a loan agreement (the "Patuxent Crossing/Coliseum Marketplace Loan Agreement”) with CITI Real Estate Funding, Inc. for $25.00 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity, January 6, 2033. The Patuxent Crossing/Coliseum Marketplace Loan Agreement proceeds were used to satisfy the remaining obligations of the KeyBank-Cedar Loan Agreement and, accordingly, the remaining collateral was released.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Loans Payable (continued)

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of December 31, 2022, are as follows (in thousands):

For the years ended December 31,
2023	$2,343
2024	33,690
2025	79,697
2026	19,347
2027	9,440
Thereafter	337,930
Total principal repayments and debt maturities	$482,447

6. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the Powerscourt Warrant and Wilmington Warrant (collectively, the "Warrant Agreements"). Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contain terms and features that give rise to derivative liability classification. In determining the initial fair value of the Wilmington Warrant, the Company used the following inputs in its Monte Carlo model; exercise price of each of the three tranches described in the table below, Common Stock price $3.75, contractual term to maturity 5.0 years, expected Common Stock volatility 54.72% and risk-free interest rate 0.91%.

Warrants to purchase shares of common stock outstanding at December 31, 2022 and 2021 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Powerscort Warrant	496,415	$3.120	12/22/2023
Wilmington Warrant Tranche A	510,204	$3.430	3/12/2026
Wilmington Warrant Tranche B	424,242	$4.125	3/12/2026
Wilmington Warrant Tranche C	127,273	$6.875	3/12/2026

In measuring the warrant liability, the Company used the following inputs in its Monte Carlo Model:

	For the Years Ended December 31,
	2022	2021
Common Stock price	$1.40	$1.94
Weighted average contractual term to maturity	2.5 years	3.5 years
Range of expected market volatility %	66.00% - 72.88%	70.12% - 81.00%
Range of risk-free interest rate	4.14% - 4.68%	0.72% - 1.16%

Fair Value of Conversion Features Related to Convertible Notes

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a multinomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include, conversion price, stock price, dividend rate, expected volatility, risk-

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Derivative Liabilities (continued)
free rate and term. The multinomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. In determining the initial fair value of the embedded derivatives, the Company used the following inputs in its multinomial lattice model; initial conversion price within the Convertible Notes was $6.25, Common Stock price of $2.94, dividend rate of 0%, expected Common Stock volatility 50.00%, risk-free interest rate 1.53% and contractual term to maturity was 10.3 years.

In measuring the embedded derivative liability, the Company used the following inputs in its multinomial lattice model:

	December 31, 2022	December 31, 2021
Conversion price	$6.25	$6.25
Common Stock price	$1.40	$1.94
Contractual term to maturity	9.0 years	10.1 years
Expected market volatility %	205.00%	80.00%
Risk-free interest rate	3.87%	1.51%
Traded WHLRL price % of par	120.50%	113.96%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at the beginning of period	$4,776	$594
Issuance of Wilmington Warrant	—	2,018
Issuance of embedded derivative	—	5,932
Changes in fair value	2,335	(3,768)
Balance at ending of period	$7,111	$4,776

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Rentals under Operating Leases

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2022 are as follows (in thousands):

For the years ended December 31,
2023	$71,562
2024	66,076
2025	56,970
2026	46,507
2027	37,195
Thereafter	104,546
Total minimum rents	$382,856

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

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 99.05% and 98.59% interest in the Operating Partnership as of December 31, 2022 and 2021, respectively. Limited partners in the Operating Partnership have the right to redeem their common units for cash or, at our option, common shares at a ratio of one common unit for one common share. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders. As of December 31, 2022 and 2021, there were 15,227,758 of common units outstanding with the Trust owning 15,082,816 and 15,012,415, respectively, of these common units.

Series A Preferred Stock

At December 31, 2022 and 2021, the Company had 562 shares without par value Series A Preferred issued and outstanding and a $1,000 liquidation preference per share, or $562 thousand in aggregate. The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred.

Series B Preferred Stock

At December 31, 2022 and 2021, the Company had 3,379,142 and 1,872,448 shares, issued and outstanding, respectively, without par value Series B Preferred with a $25.00 liquidation preference per share, or $84.48 million and $46.81 million, respectively. Holders of Series B Preferred shares have the right to receive, only when and as authorized by the Board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cash dividends, at a rate of 9% per annum of the $25 liquidation preference per share. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $58 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $40.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $40.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

Series D Preferred Stock - Redeemable Preferred Stock and Tender Offers

At December 31, 2022 and 2021, the Company had 3,152,392 issued and outstanding, of Series D Preferred, without par value with a $25.00 liquidation preference per share, and a liquidation value of $113.44 million and $104.97 million in aggregate, respectively. Until September 21, 2023, the holders of the Series D Preferred are entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.1875 per share) (the “Initial Rate”). Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year. On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $16.96 per share of Common Stock. After September 21, 2023, the holders of the Series D Preferred may, at their option, elect to cause the Company to redeem any or all of their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

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

Holders of shares of the Series D Preferred have no voting rights. Pursuant to the Company's Articles Supplementary, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods (a "Preferred Dividend Default") holders of shares of the Series D Preferred and the holders of Series A Preferred and Series B Preferred upon which, like voting rights have been conferred and are exercisable (such the Series A Preferred and Series B Preferred together, being the "Parity Preferred Stock"), shall be entitled to vote for the election of two additional directors to serve on the Board of Directors (the "Series D Preferred Directors"). A Preferred Dividend Default occurred on April 15, 2020. The election of the Series D Preferred Directors will take place upon the written request of the holders of record of at least 20% of the Series D

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

Preferred and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof is set apart for payment.

The Company through “modified Dutch auction” tender offers on the Series D Preferred accepted for purchase 387,097 shares at a purchase price of $15.50 per share, for an aggregate cost of $6.00 million on March 12, 2021, and 103,513 shares of Series D Preferred at a purchase price of $18.00 per share, for an aggregate cost of $1.86 million on May 15, 2021, both excluding fees and expenses.

The changes in the carrying value of the Series D Preferred for the years ended December 31, 2022 and 2021 is as follows (in thousands):

Series D Preferred
Balance December 31, 2020	$95,563
Accretion of Preferred Stock discount	513
Undeclared dividends	8,237
Paid-in-kind interest, issuance of Preferred Stock	1,610
Redemption of Preferred Stock	(13,375)
Balance December 31, 2021	92,548
Accretion of Preferred Stock discount	498
Undeclared dividends	8,472
Balance December 31, 2022	$101,518

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

	December 31, 2022		December 31, 2021
	Outstanding shares	Potential Dilutive Shares	Outstanding shares	Potential Dilutive Shares

Common units	144,942	144,942	215,343	215,343
Series B Preferred Stock	3,379,142	2,111,964	1,872,448	1,170,280
Series D Preferred Stock	3,152,392	6,688,898	3,152,392	6,189,366
Warrants to purchase Common Stock	—	1,558,134	—	1,558,134
Convertible Notes	—	38,562,586	—	31,801,297

Dividends

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Equity and Mezzanine Equity (continued)

On November 3, 2021, common stockholders of the Company voted to amend the Company’s Charter to remove the cumulative dividend rights of the Series A Preferred and Series B Preferred.

The following table summarizes the Series D Preferred dividends (in thousands except for per share amounts):

	Series D Preferred
Record Date/Arrears Date	Arrears	Per Share

For the year ended December 31, 2022	$8,472	$2.69

For the year ended December 31, 2021	$8,167	$2.59

The total cumulative dividends in arrears for Series D Preferred (per share $10.99) as of December 31, 2022 is $34.63 million. There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred during years ended December 31, 2022 or 2021.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's stockholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 125,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of December 31, 2022, there are 41,104 shares available for issuance under the Company’s 2015 Incentive Plan and there were no shares issued in 2022 or 2021.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's stockholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 625,000 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

For the Years Ended December 31,	Shares Issued	Market Value
		(in thousands)
2022	—	$—
2021	5,000	14

As of December 31, 2022, there are 127,707 shares available for issuance under the Company’s 2016 Incentive Plan.

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

9. Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2022 and 2021, the weighted average remaining lease term of our leases is 34 and 31 years, respectively. Rent expense under the operating lease agreements were $1.15 million and $1.06 million for the years ended December 31, 2022 and 2021, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Lease Commitments (continued)

The Cedar Portfolio has a ground lease which is accounted for as an operating lease expiring in 2071 and is included in the purchase price allocation discussed in Note 3 of this Form 10-K.

Supplemental information related to leases is as follows (in thousands):

	For the Years Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$956	$902

Undiscounted cash flows of our scheduled obligations for future minimum lease payments due under the operating leases, including applicable automatic extension options and options reasonably certain of being exercised, as of December 31, 2022 and a reconciliation of those cash flows to the operating lease liabilities at December 31, 2022 are as follows (in thousands):

For the years ended December 31,
2023	$1,113
2024	1,115
2025	1,119
2026	1,148
2027	1,152
Thereafter	30,829
Total minimum lease payments (1)	36,476
Discount	(19,998)
Operating lease liabilities	$16,478
(1) Operating lease payments include $7.54 million related to options to extend lease terms that are reasonably certain of being exercised.

10. Commitments and Contingencies

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Mid-Atlantic, Southeast, and Northeast, which markets represented approximately 44%, 41% and 15%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

JCP Investment Partnership LP, et al v. Wheeler Real Estate Investment Trust, Inc., United States District Court for the District of Maryland. On March 22, 2021, JCP Investment Partnership, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Partners, LP, a Texas limited partnership and stockholder of the Company, JCP Investment Holdings, LLC, a Texas limited liability company and stockholder of the Company, and JCP Investment Management, LLC, a Texas limited liability company and stockholder of the Company (collectively, the “JCP Plaintiffs”), filed suit against the Company and certain current and former directors and former officers of the Company (the “Individual Defendants”). The complaint alleged that the Company amended provisions of its charter (as set forth in the Articles Supplementary in 2018) governing the issuance of the Company’s Series D Preferred in violation of Maryland corporate law and without obtaining the consent of preferred stockholders and, therefore, the court should declare the Company’s said amendment invalid, enjoin further purportedly unauthorized amendments, and either compel the Company to redeem the JCP Plaintiffs' stock or enter judgment for monetary damages the JCP Plaintiffs purportedly sustained based on the Company’s alleged breach of its contractual duties to redeem the JCP Plaintiffs’ Series D Preferred. The complaint also alleges certain violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and alleges that the Individual Defendants violated Section 20(a) of the Exchange Act. The JCP Plaintiffs are each purportedly a holder of the Company’s Series D Preferred. The complaint sought damages, interest, attorneys’ fees, other costs and expenses, and such other relief as the court may deem just and equitable. The Company filed an answer to the complaint denying any liability. The Individual Defendants filed a motion to dismiss the complaint, which was denied. The JCP Plaintiffs filed a Motion For Partial Summary Judgment, as to which the Company and the Individual Defendants filed oppositions. The Judge denied the JCP Plaintiffs' Motion and ordered the parties to prepare a joint discovery schedule. The Judge also ordered the parties to engage in mediation with a Magistrate Judge. During the mediation process, the Company made no offers of settlement. On or about November 2, 2022, the JCP Plaintiffs entered into a Settlement Agreement resolving all their claims against the Individual Defendants, but to which the Company did not join. Thereafter, the JCP Plaintiffs advised the Company that they had decided to dismiss their claims against the Company, and the JCP Plaintiffs requested pursuant to applicable rule that the Company consent to the filing of a Stipulation of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Commitments and Contingencies (continued)

Dismissal. The Company consented, and on November 3, 2022, the Stipulation of Dismissal was filed dismissing with prejudice all of the JCP Plaintiffs’ claims against the Company.

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

In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation, Case No.: 1:22-cv-1103, in the United States District Court for the District of Maryland. On April 8, 2022, several purported holders of preferred stock of Cedar Realty Trust, Inc. (“Cedar”) filed a putative class action in the Circuit Court for Montgomery County, Maryland against Cedar, Cedar’s former Board of Directors, and the Company arising out of transactions that included the then pending acquisition of Cedar by the Company. The defendants removed the case to federal court. David Sydney, et. al. v. Cedar Realty Trust, Inc., Wheeler Real Estate Investment Trust, Inc. et al. in the United States District Court for the District of Maryland, Case No. 8:22-cv-01142. On May 6, 2022, a purported holder of preferred stock of Cedar filed a separate putative class action on the United States District Court for the District of Maryland, Case No. 1:22-cv-01103 against Cedar and Cedar’s former Board of Directors arising out of those same transactions. Following the denial of motions seeking to enjoin the acquisition of Cedar by the Company and other preliminary relief, the cases were consolidated under Case No.: 1-22-cv-1103. A consolidated amended complaint was filed on August 24, 2022 (the “Operative Complaint”). The Operative Complaint includes allegations of breach of contract against Cedar with respect to the Articles Supplementary governing the terms of Cedar’s preferred stock and breach of fiduciary duty against the members of Cedar’s former Board of Directors. The plaintiffs allege that Cedar breached their liquidation and conversion rights as set forth in Cedar’s Articles Supplementary, and that the members of Cedar’s former Board of Directors breached their fiduciary duty in structuring the transactions that include the merger. The Complaint further alleges that the Company tortiously interfered with Cedar’s contract with the owners of Cedar’s preferred stock and aided and abetted the alleged breach of fiduciary duty by Cedar’s former Board of Directors. The Operative Complaint seeks damages in an unspecified amount. The Company and Cedar have filed a motion to dismiss the Operative Complaint in its entirety which is fully briefed. The plaintiffs have recently filed a motion to certify an issue of law addressed in the motion to dismiss to Maryland’s Supreme Court. That motion is not yet fully briefed. At this juncture, the outcome of the litigation is uncertain.

Krasner v. Cedar Realty Trust, Inc., et. al., in the United States District Court for the Eastern District of New York, Case No. 2:22-cv-06945. On October 14, 2022, a purported holder of preferred stock of Cedar filed a putative class action in the Supreme Court of the State of New York County of Nassau, Index Number 613985/2022, against Cedar, Cedar’s former Board of Directors, and the Company alleging the same claims asserted in the In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation discussed above. The defendants removed the case to federal court. The plaintiff filed a motion to remand the case to state court which is fully briefed. The Company and Cedar intend to seek procedural relief precluding this case from proceeding in tandem with the Maryland action. At this juncture, the outcome of the litigation is uncertain.

High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031, in the United States District Court for the Eastern District of New York. On July 11, 2022, a purported holder of the Company's outstanding preferred stock filed a complaint against Cedar and Cedar's former Board of Directors alleging that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that the former Cedar Board are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded to Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

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

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Pointe Agreement will be no more than $2.04 million, the principal amount of the bonds, as of December 31, 2022. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. The Company funded approximately $42 thousand and $87 thousand, during the years ended December 31, 2022 and 2021, respectively, in debt service shortfalls. No amounts have been accrued for this as of December 31, 2022 as a reasonable estimate of future debt service shortfalls cannot be determined based on variables noted above.

Tax Protection Agreement

In 2016, in connection with the acquisition of Berkley, Sangaree and Tri-County, the Operating Partnership entered into a tax protection agreement that obligates the Operating Partnership to reimburse Jon Wheeler, the Company's former CEO, for his tax liabilities resulting from the recognition of certain taxable income or gain in the event the Operating Partnership takes certain action prior to November 10, 2023 with respect to Sangaree Plaza, Tri-County Plaza and Berkley. No liability was recorded as of December 31, 2022.

11. Related Party Transactions

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the year ended December 31, 2022, Cedar paid the Company $1.05 million for these services. Related party amounts due to the Company as of December 31, 2022 were $7.33 million, which consists primarily of financing costs, real estate taxes and costs paid on Cedar's behalf at the closing of the KeyBank-Cedar Loan Agreement. These related party amounts have been eliminated for consolidation purposes.

Reimbursement of Proxy Solicitation Expenses

The Company agreed to reimburse the Stilwell Value Partners VII, L.P., Stilwell Activist Fund, L.P., Stilwell Activist Investments, L.P., Stilwell Value LLC and Joseph Stilwell (collectively, the “Stilwell Group”), for expenses it incurred in connection with the 2019 Stilwell Solicitation. At the 2019 annual meeting, our stockholders elected three nominees designated by the Stilwell Group to the Board of Directors. The Stilwell Group disclosed in the Stilwell Solicitation that it intended to seek reimbursement of the expenses it incurred in connection with such solicitation. This reimbursement was recorded on the consolidated statements of operations as "other expense". During the year ended December 31, 2021, the Company reimbursed the Stilwell Group $369 thousand for these costs. As of December 31, 2021, the Company had reimbursed the Stilwell Group in full for these expenses.

12. Subsequent Events

On February 21, 2023 the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St. George, SC, for $160 thousand.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2022

Description	Balance at Beginning of Year		Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
			(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2022	$4,262	(1)	$361	$(1,477)	$3,146
Year Ended December 31, 2021	$994		$239	$(600)	$633

(1) The Cedar Acquisition purchase price allocation related to allowance for doubtful accounts of $3.63 million is included within the beginning year ended December 31, 2022 column.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2022

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
WHLR				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	221	—	1,005	4,503	5,508
Surrey Plaza	381	1,857	516	—	701	2,053	2,754
Tuckernuck	2,115	6,719	1,316	—	2,171	7,979	10,150
Twin City Commons	800	3,041	151	—	809	3,183	3,992
Tampa Festival	4,653	6,691	1,144	—	4,695	7,793	12,488
Forrest Gallery	3,015	7,455	2,645	—	3,192	9,923	13,115
Winslow Plaza	1,325	3,684	462	—	1,582	3,889	5,471
Clover Plaza	356	1,197	29	—	356	1,226	1,582
St. George Plaza	706	1,264	235	—	776	1,429	2,205
South Square	353	1,911	328	—	480	2,112	2,592
Westland Square	887	1,710	216	—	901	1,912	2,813
Waterway Plaza	1,280	1,248	430	—	1,474	1,484	2,958
Cypress Shopping Center	2,064	4,579	367	—	2,064	4,946	7,010
Harrodsburg Marketplace	1,431	2,485	80	—	1,515	2,481	3,996
Port Crossing Shopping Center	792	6,921	212	—	792	7,133	7,925
LaGrange Marketplace	390	2,648	429	—	430	3,037	3,467
DF I-Courtland (1)	196	—	—	—	196	—	196
DF I-Edenton (1)	746	—	—	—	746	—	746
Freeway Junction	1,521	6,755	213	—	1,521	6,968	8,489
Bryan Station	1,658	2,756	338	—	1,807	2,945	4,752
Crockett Square	1,546	6,834	233	—	1,565	7,048	8,613
Harbor Pointe (1)	778	—	(359)	—	419	—	419
Pierpont Centre	484	9,221	494	—	881	9,318	10,199
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	1,879	—	716	9,454	10,170
Brook Run Shopping Center	2,209	12,919	326	—	2,377	13,077	15,454
Beaver Ruin Village	2,604	8,284	114	—	2,619	8,383	11,002
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967
Chesapeake Square	895	4,112	1,088	—	1,269	4,826	6,095
Sunshine Plaza	1,183	6,368	584	—	1,268	6,867	8,135
Barnett Portfolio	3,107	8,912	497	—	3,293	9,223	12,516
Grove Park	722	4,590	69	—	790	4,591	5,381
Parkway Plaza	772	4,230	72	—	778	4,296	5,074
Fort Howard Square	1,890	7,350	343	—	1,952	7,631	9,583
Conyers Crossing	2,034	6,820	351	—	2,138	7,067	9,205
Darien Shopping Center	188	1,054	(17)	—	188	1,037	1,225
Devine Street	365	1,941	(4)	—	365	1,937	2,302
Folly Road	5,992	4,527	43	—	6,020	4,542	10,562
Georgetown	742	1,917	126	—	753	2,032	2,785

	Initial Cost		Costs Capitalized Subsequent to Acquisition		Gross Amount at which Carried at End of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Ladson Crossing	$2,981	$3,920	$206	—	$3,146	$3,961	$7,107
Lake Greenwood Crossing	550	2,499	17	—	550	2,516	3,066
Lake Murray	447	1,537	42	—	470	1,556	2,026
Litchfield I	568	929	84	—	572	1,009	1,581
Litchfield II	568	936	146	—	572	1,078	1,650
Litchfield Market Village	2,970	4,716	590	—	3,125	5,151	8,276
Moncks Corner	—	1,109	9	—	—	1,118	1,118
Ridgeland	203	376	—	—	203	376	579
Shoppes at Myrtle Park	3,182	5,360	1,103	—	3,182	6,463	9,645
South Lake	804	2,025	931	—	804	2,956	3,760
South Park	943	2,967	114	—	1,005	3,019	4,024
Sangaree	2,302	2,922	762	—	2,503	3,483	5,986
Tri-County	411	3,421	379	—	635	3,576	4,211
Riverbridge	774	5,384	69	—	815	5,412	6,227
Laburnum Square	3,735	5,929	278	—	3,827	6,115	9,942
Franklin Village	2,608	9,426	433	—	2,685	9,782	12,467
Village at Martinsville	5,208	12,879	997	—	5,228	13,856	19,084
New Market Crossing	993	5,216	782	—	1,060	5,931	6,991
Rivergate Shopping Center	1,537	29,177	1,189	—	1,687	30,216	31,903
JANAF	8,267	66,549	1,548	—	8,514	67,850	76,364
Totals	$91,938	$334,872	$24,894	$—	$96,640	$355,064	$451,704
CDR
Brickyard Plaza	$1,989	$13,119	$—	$—	$1,989	$13,119	$15,108
Carll's Corner	2,193	3,011	—	—	2,193	3,011	5,204
Coliseum Marketplace	1,226	3,172	27	—	1,226	3,199	4,425
Fairview Commons	948	2,083	—	—	948	2,083	3,031
Fieldstone Marketplace	2,359	2,279	126	—	2,359	2,405	4,764
Gold Star Plaza	1,403	3,223	—	—	1,403	3,223	4,626
Golden Triangle	3,322	13,388	(49)	—	3,322	13,339	16,661
Hamburg Square	933	4,967	—	—	933	4,967	5,900
Kings Plaza	2,192	3,961	—	—	2,192	3,961	6,153
Oakland Commons	824	3,080	—	—	824	3,080	3,904
Oregon Avenue	3,158	—	277		3,158	277	3,435
Patuxent Crossing	2,999	15,145	450	—	2,999	15,595	18,594
Pine Grove Plaza	1,292	3,832	(3)	—	1,292	3,829	5,121
South Philadelphia	11,996	11,137	—	—	11,996	11,137	23,133
Southington Center	358	8,429	—	—	358	8,429	8,787
Timpany Plaza	1,778	5,754	1	—	1,778	5,755	7,533
Trexler Mall	3,746	22,979	—	—	3,746	22,979	26,725
Washington Center Shoppes	3,618	11,354	206	—	3,618	11,560	15,178
Webster Commons	1,565	6,207	113	—	1,565	6,320	7,885
CDR Total	$47,899	$137,120	$1,148	$—	$47,899	$138,268	$186,167

Combined Total	$139,837	$471,992	$26,042	$—	$144,539	$493,332	$637,871
(1) Net of impairment expenses.

As of December 31, 2022, the aggregate cost for federal income tax purposes was approximately $866 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
WHLR		(in thousands)
Amscot Building		$264	5/15/2004		5-40 years
Lumber River Village (3)		1,415		11/16/2012	5-40 years
Surrey Plaza (3)		652		12/21/2012	5-40 years
Tuckernuck	$4,915	2,598		11/16/2012	5-40 years
Twin City Commons (3)		988		12/18/2012	5-40 years
Tampa Festival (3)		2,405		8/26/2013	5-40 years
Forrest Gallery (3)		2,847		8/29/2013	5-40 years
Winslow Plaza	4,409	1,198		12/19/2013	5-40 years
Clover Plaza (3)		311		12/23/2013	5-40 years
St. George Plaza (3)		342		12/23/2013	5-40 years
South Square (3)		478		12/23/2013	5-40 years
Westland Square (3)		449		12/23/2013	5-40 years
Waterway Plaza (3)		361		12/23/2013	5-40 years
Cypress Shopping Center	5,903	1,163		7/1/2014	5-40 years
Harrodsburg Marketplace	3,186	629		7/1/2014	5-40 years
Port Crossing Shopping Center	5,641	2,249		7/3/2014	5-40 years
LaGrange Marketplace (3)		735		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)		—		8/15/2014	N/A
Freeway Junction	7,273	1,652		9/4/2014	5-40 years
Bryan Station	4,136	818		10/2/2014	5-40 years
Crockett Square	6,338	1,787		11/5/2014	5-40 years
Harbor Pointe (undeveloped land)		—		11/21/2014	N/A
Pierpont Centre	7,716	2,167		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace	5,750	2,378		4/1/2015	5-40 years
Brook Run Shopping Center	10,950	3,404		6/2/2015	5-40 years
Beaver Ruin Village (2)		1,737		7/1/2015	5-40 years
Beaver Ruin Village II (2)		587		7/1/2015	5-40 years
Chesapeake Square	4,106	1,344		7/10/2015	5-40 years
Sunshine Plaza	5,900	1,539		7/21/2015	5-40 years
Barnett Portfolio	8,770	2,076		8/21/2015	5-40 years
Grove Park	3,800	1,040		9/9/2015	5-40 years
Parkway Plaza	3,500	933		9/15/2015	5-40 years
Fort Howard Square	7,100	1,591		9/30/2015	5-40 years
Conyers Crossing	5,960	1,669		9/30/2015	5-40 years
Darien Shopping Center (3)		179		4/12/2016	5-40 years
Devine Street		352		4/12/2016	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Folly Road (3)		$851		4/12/2016	5-40 years
Georgetown (3)		385		4/12/2016	5-40 years
Ladson Crossing (3)		775		4/12/2016	5-40 years
Lake Greenwood Crossing (3)		489		4/12/2016	5-40 years
Lake Murray (3)		299		4/12/2016	5-40 years
Litchfield I (3)		213		4/12/2016	5-40 years
Litchfield II (3)		186		4/12/2016	5-40 years
Litchfield Market Village (3)		962		4/12/2016	5-40 years
Moncks Corner		225		4/12/2016	5-40 years
Ridgeland (3)		92		4/12/2016	5-40 years
Shoppes at Myrtle Park	5,615	1,358		4/12/2016	5-40 years
South Lake (3)		634		4/12/2016	5-40 years
South Park (3)		567		4/12/2016	5-40 years
Sangaree (1)		989		11/10/2016	5-40 years
Tri-County (1)		761		11/10/2016	5-40 years
Riverbridge	4,000	1,021		11/15/2016	5-40 years
Laburnum Square	7,665	1,153		12/7/2016	5-40 years
Franklin Village	8,144	1,620		12/12/2016	5-40 years
Village at Martinsville	15,181	2,733		12/16/2016	5-40 years
New Market Crossing (3)		1,036		12/20/2016	5-40 years
Rivergate Shopping Center	18,003	5,121		12/21/2016	5-40 years
JANAF Shopping Center	60,000	9,685		1/18/2018	5-40 years
WHLR Totals		$75,492
CDR
Brickyard Plaza (4)		$189		8/22/2022	5-40 years
Carll's Corner		51		8/22/2022	5-40 years
Coliseum Marketplace (5)		72		8/22/2022	5-40 years
Fairview Commons (4)		43		8/22/2022	5-40 years
Fieldstone Marketplace		69		8/22/2022	5-40 years
Gold Star Plaza (4)		71		8/22/2022	5-40 years
Golden Triangle (4)		209		8/22/2022	5-40 years
Hamburg Square (4)		84		8/22/2022	5-40 years
Kings Plaza		81		8/22/2022	5-40 years
Oakland Commons		55		8/22/2022	5-40 years
Oregon Avenue		—		8/22/2022	N/A
Patuxent Crossing (5)		250		8/22/2022	5-40 years
Pine Grove Plaza (4)		68		8/22/2022	5-40 years
South Philadelphia		183		8/22/2022	5-40 years
Southington Center (4)		130		8/22/2022	5-40 years
Timpany Plaza		105		8/22/2022	5-40 years
Trexler Mall (4)		324		8/22/2022	5-40 years
Washington Center Shoppes (4)		167		8/22/2022	5-40 years
Webster Commons (4)		101		8/22/2022	5-40 years

CDR Totals	$2,252

Combined Totals	77,744
(1) Properties secure a $6.1 million mortgage note.
(2) Properties secure a $9.4 million mortgage note.
(3) Properties secure a $75.0 million mortgage note.
(4) Properties secure a $110.0 million mortgage note.
(5) Properties secure a $25.0 million mortgage note.

The changes in total real estate assets for the years ended December 31, 2022 and 2021 are as follows:

	2022	2021
	(in thousands)
Balance at beginning of period	$458,214	$464,814
Additions during the period:
Acquisitions	185,019	—
Improvements	6,777	4,997
Impairments	(760)	(2,300)
Disposals	(11,379)	(9,297)
Balance at end of period	$637,871	$458,214

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

2.3
Second Amendment to Merger Agreement, entered into as of August 9, 2022 by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc. and Cedar Realty Trust Partnership, L.P. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 5, 2016 (Filed as exhibit to Form 8-K, filed on August 8, 2016).

3.2	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 16, 2016 (Filed as exhibit to Form 8-K, filed on September 20, 2016).

3.3	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on December 1, 2016 (Filed as exhibit to Form 8-K, filed on December 5, 2016).

3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 31, 2017 (Filed as exhibit to Form 8-K, filed on April 3, 2017).

3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 29, 2016 (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.7	Certificate of Correction of Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 3, 2018 (Filed as exhibit to Form 8-K, filed on May 4, 2018).

3.8	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on July 8, 2021 (Filed as an exhibit to Form 8-K, filed on July 8, 2021).

3.9	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 5, 2021 (Filed as an exhibit to Form 8-K, filed on November 5, 2021).

3.10	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 29, 2021 (Filed as an exhibit to Form 8-K, filed on November 29, 2021).

3.11	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended (Filed as exhibit to Form 8-K, filed on May 29, 2020).

3.12
Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form S-11 (Registration No. 333-198245) filed on August 20, 2014 pursuant to the Securities Act of 1933).

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

3.17	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. (Filed as exhibit to Form 8-K, filed on September 5, 2019).

3.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

3.19	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc. (Filed as exhibit to Form 8-K, filed on April 3, 2017).

4.2
Form of Certificate of Series B Preferred Stock of Wheeler Real Estate Investment Trust, Inc. (Filed as exhibit to Form S-11/A (Registration No. 333-194831), filed on April 23, 2014 pursuant to the Securities Act of 1933).

4.3	Form of Certificate of Series D Preferred Stock of Wheeler Real Estate Investment Trust, Inc. (Filed as exhibit to Form 8-K, filed on September 20, 2016).

4.4	Description of Securities (Filed herewith).

4.5	Common Stock Purchase Warrant, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).

4.6	Form of Common Stock Purchase Warrant, dated March 12, 2021 (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

4.7
Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note). (Filed as an exhibit to Form 8-K, filed on August 16, 2021).

10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 8, 2015).

10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan (Filed as exhibit to Form 8-K, filed on June 16, 2016).

10.3	Employment Agreement with M. Andrew Franklin (Filed as exhibit to Form 8-K, filed on February 20, 2018).

10.4	Amended and Restated Employment Agreement, by and between Wheeler Real Estate Investment Trust, Inc. and Crystal Plum, dated as of August 13, 2021 (Filed as an exhibit to Form 8-K on August 17, 2021).

10.5
Shareholders Rights Agreement, dated March 19, 2015, by and between Wheeler Real Estate Investment Trust, Inc. and Westport Capital Partners LLC as agent on behalf of certain investor (Filed as exhibit to Form 8-K, filed on March 19, 2015).

10.6	Tax Protection Agreement dated February 8, 2017 (Filed as exhibit to Form 8-K, filed on February 10, 2017).

10.7	Registration Rights Agreement, dated December 22, 2020 (Filed as an exhibit to Form 8-K, filed on December 23, 2020).
10.8	Registration Rights Agreement dated March 12, 2021, (Filed as an exhibit to Form 8-K, filed on March 12, 2021).

10.9	Term Loan Agreement dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on June 21, 2022).

10.10	Loan Agreement dated July 6, 2022 between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on July 8, 2022).

10.11	Loan Agreement dated August 22, 2022, between KEYBANK NATIONAL ASSOCIATION and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

10.12	Guaranty, dated August 22,2022, made by Wheeler Real Estate Investment Trust, Inc. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

10.13
Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P. (Filed as an exhibit to Form 8-K, filed on August 25, 2022).

10.14	Limited Recourse Indemnity Agreement made by Wheeler REIT, L.P. in favor of Guggenheim Real Estate, LLC as of October 28, 2022 (Filed as an exhibit to Form 8-K, filed on October 31, 2022).

10.15	Term Loan Agreement, dated as of October 28, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto (Filed as an exhibit to Form 8-K, filed on October 31, 2022).

21.1	Subsidiaries of Registrant (Filed herewith).

23.1	Consent of Cherry Bekaert LLP (Filed herewith).

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
Chief Executive Officer and President
(Principal Executive Officer)

By:	/s/ Crystal Plum
Crystal Plum
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 2, 2023

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

Signature	Title	Date
/S/ M. ANDREW FRANKLIN	CEO and President	March 2, 2023
M. Andrew Franklin	(Principal Executive Officer)

/S/ CRYSTAL PLUM	Chief Financial Officer	March 2, 2023
Crystal Plum	(Principal Financial Officer and Principal Accounting Officer)

/S/ STEFANI D. CARTER	Chair of Board	March 2, 2023
Stefani D. Carter
/S/ SAVERIO M FLEMMA	Director	March 2, 2023
Saverio M Flemma
/S/ MICHELLE D. BERGMAN	Director	March 2, 2023
Michelle D. Bergman
/S/ JOSEPH D. STILWELL	Director	March 2, 2023
Joseph D. Stilwell
/S/ MEGAN PARISI	Director	March 2, 2023
Megan Parisi

/S/ KERRY G. CAMPBELL	Director	March 2, 2023
Kerry G. Campbell
/S/ E.J. BORRACK	Director	March 2, 2023
E.J. Borrack