Form 10-Q
period 2023-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2023-05-09
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
 ☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-35713

WHEELER REAL ESTATE INVESTMENT TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	45-2681082
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2529 Virginia Beach Blvd, Virginia Beach, Virginia	23452
(Address of Principal Executive Offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 5, 2023, there were 9,800,211 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS:
Investment properties:
Land and land improvements	$145,382	$144,537
Buildings and improvements	497,889	494,668
	643,271	639,205
Less accumulated depreciation	(82,358)	(78,225)
Investment properties, net	560,913	560,980

Cash and cash equivalents	24,817	28,491
Restricted cash	27,304	27,374
Rents and other tenant receivables, net	11,772	13,544
Above market lease intangibles, net	2,862	3,134
Operating lease right-of-use assets	15,056	15,133
Deferred costs and other assets, net	38,429	35,880
Total Assets	$681,153	$684,536

LIABILITIES:
Loans payable, net	$467,060	$466,029
Below market lease intangibles, net	22,289	23,968
Derivative liabilities	5,259	7,111
Operating lease liabilities	16,429	16,478
Accounts payable, accrued expenses and other liabilities	20,660	18,398
Total Liabilities	531,697	531,984

Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,148,148 and 3,152,392 shares issued and outstanding, respectively; $115.4 million and $113.4 million aggregate liquidation value, respectively)	103,621	101,518

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	44,933	44,911
Common Stock ($0.01 par value, 200,000,000 shares authorized, 9,800,211 and 9,793,957 shares issued and outstanding, respectively)	98	98
Additional paid-in capital	235,120	234,993
Accumulated deficit	(300,982)	(295,617)
Total Stockholders’ Deficit	(20,378)	(15,162)
Noncontrolling interests	66,213	66,196
Total Equity	45,835	51,034
Total Liabilities and Equity	$681,153	$684,536
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE:
Rental revenues	$25,500	$15,332
Other revenues	566	165
Total Revenue	26,066	15,497
OPERATING EXPENSES:
Property operations	8,955	5,250
Depreciation and amortization	7,466	3,616
Impairment of assets held for sale	—	660
Corporate general & administrative	3,071	1,264
Total Operating Expenses	19,492	10,790
Loss on disposal of properties	—	(15)
Operating Income	6,574	4,692
Interest income	47	13
Interest expense	(6,477)	(4,628)
Net changes in fair value of derivative liabilities	1,852	(3,962)
Other expense	(2,405)	(691)
Net Loss	(409)	(4,576)
Less: Net income attributable to noncontrolling interests	2,692	4
Net Loss Attributable to Wheeler REIT	(3,101)	(4,580)
Preferred Stock dividends - undeclared	(2,264)	(2,264)
Net Loss Attributable to Wheeler REIT Common Stockholders	$(5,365)	$(6,844)

Loss per share:
Basic and Diluted	$(0.55)	$(0.70)
Weighted-average number of shares:
Basic and Diluted	9,794,026	9,720,589

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(in thousands, except share data)
 (Unaudited)

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2022	562	$453	3,379,142	$44,911	9,793,957	$98	$234,993	$(295,617)	$(15,162)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	6,254	—	140	—	140
Adjusted for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)
Balance, March 31, 2023 (Unaudited)	562	$453	3,379,142	$44,933	9,800,211	$98	$235,120	$(300,982)	$(20,378)

	Noncontrolling Interests
	Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	140
Adjusted for noncontrolling interest in operating partnership	13	—	13	—
Dividends and distributions	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	4	2,688	2,692	(409)
Balance, March 31, 2023 (Unaudited)	$1,368	$64,845	$66,213	$45,835

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(in thousands, except share data)
 (Unaudited)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests	Total
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	(Deficit) Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	2,561	—	90	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)	4	(4,576)
Balance, March 31, 2022 (Unaudited)	562	$453	1,868,343	$41,121	9,723,093	$97	$234,319	$(280,951)	$(4,961)	$1,945	$(3,016)

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net Loss	$(409)	$(4,576)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation	4,523	2,788
Amortization	2,943	828
Loan cost amortization	479	420
Changes in fair value of derivative liabilities	(1,852)	3,962
Above (below) market lease amortization, net	(1,396)	23
Straight-line expense	8	8
Loss on disposal of properties	—	15
Credit losses on operating lease receivables	25	53
Impairment of assets held for sale	—	660
Net changes in assets and liabilities:
Rents and other tenant receivables, net	2,083	421
Unbilled rent	(336)	(78)
Deferred costs and other assets, net	(5,439)	(2,312)
Accounts payable, accrued expenses and other liabilities	3,058	1,162
Net cash provided by operating activities	3,687	3,374
INVESTING ACTIVITIES:
Investment property acquisitions	—	(1,510)
Capital expenditures	(4,155)	(1,545)
Cash received from disposal of properties	—	1,786
Net cash used in investing activities	(4,155)	(1,269)
FINANCING ACTIVITIES:
Payments for deferred financing costs	—	(992)
Dividends and distributions paid on noncontrolling interests	(2,688)	—
Loan principal payments	(588)	(4,714)
Net cash used in financing activities	(3,276)	(5,706)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,744)	(3,601)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	55,865	40,419
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$52,121	$36,818

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,817	$21,109
Restricted cash	27,304	15,709
Cash, cash equivalents, and restricted cash	$52,121	$36,818
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At March 31, 2023, the Trust owned 99.05% of the Operating Partnership. As of March 31, 2023, the Trust, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (described below). Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The Trust through the Operating Partnership owns Wheeler Interests ("WI") and Wheeler Real Estate, LLC ("WRE") (collectively the "Operating Companies"). The Operating Companies are Taxable REIT Subsidiaries ("TRS") to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

Acquisition of Cedar Realty Trust

On August 22, 2022, the Company completed a merger transaction (the "Cedar Acquisition") with Cedar Realty Trust, Inc. ("Cedar"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Through this acquisition, the Company acquired an additional 19 retail shopping centers in the Northeast. Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. As a result of the Cedar Acquisition, Cedar became a subsidiary of the REIT.

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

The condensed consolidated financial statements included in this Form 10-Q include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

See the Company's audited 2022 Form 10-K for the year ended December 31, 2022 for further disclosure regarding the Cedar Acquisition.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	Three Months Ended March 31,
	2023	2022
Non-Cash Transactions:
Conversion of Series B Preferred Stock to common stock	$—	$90
Conversion of Series D Preferred Stock to common stock	$140	$—
Accretion of Preferred Stock discounts	$147	$146
Buildings and improvements included in accounts payable and accrued liabilities	$2,600	$369
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$278	$226
Cash paid for interest	$5,304	$3,628

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $2.4 million for the three months ended March 31, 2023, which consisted of costs for an exchange offer for the Company's outstanding shares of Series D Preferred (the "Exchange Offer"). Other expenses were $0.7 million for the three months ended March 31, 2022, which consisted of legal settlement costs.

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

3. Real Estate

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

Land Acquisition

On February 21, 2023 the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.
George, South Carolina, for $0.2 million.

Impairment and Dispositions

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expense was recorded for the three months ended March 31, 2023. Impairment expense was $0.7 million for the three months ended March 31, 2022, resulting from reducing the carrying value of Harbor Pointe Associates, LLC, an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). The Harbor Pointe Land Parcel did not meet the requirements to be classified as held for sale at December 31, 2022 or March 31, 2023.

There were no property sales during the three months ended March 31, 2023. The following property was sold during the three months ended March 31, 2022 (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)

Disposal Date	Property	Contract Price	Gain (loss)	Net Proceeds
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786

4. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	March 31, 2023	December 31, 2022
Leases in place, net	$22,501	$24,956
Lease origination costs, net	7,441	7,165
Ground lease sandwich interest, net	1,325	1,393
Tenant relationships, net	436	500
Legal and marketing costs, net	365	389
Prepaid expenses	3,672	1,456
Other	2,689	21
Total deferred costs and other assets, net	$38,429	$35,880
As of March 31, 2023 and December 31, 2022, the Company’s intangible accumulated amortization totaled $64.1 million and $62.4 million, respectively.

5. Rental Revenue and Tenant Receivables

Tenant Receivables

As of March 31, 2023 and December 31, 2022, the Company’s allowance for uncollectible tenant receivables totaled $2.4 million and $3.1 million, respectively.

Lease Contract Revenue

At March 31, 2023 and December 31, 2022, there were $6.9 million and $6.5 million, respectively, in unbilled straight-line rent, which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022
Base rent	$18,009	$11,909
Tenant reimbursements - variable lease revenue	5,576	3,305
Above (below) market lease amortization	1,396	(23)
Straight-line rents	346	77
Percentage rent - variable lease revenue	198	117
Lease termination fees	115	75
Other	451	90
Total	26,091	15,550
Credit losses on operating lease receivables	(25)	(53)
Total	$26,066	$15,497

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2023	December 31, 2022
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,870	$5,903
Port Crossing	$34,788	4.84%	August 2024	5,605	5,641
Freeway Junction	$41,798	4.60%	September 2024	7,231	7,273
Harrodsburg Marketplace	$19,112	4.55%	September 2024	3,165	3,186
Bryan Station	$23,489	4.52%	November 2024	4,112	4,136
Crockett Square	Interest only	4.47%	December 2024	6,338	6,338
Pierpont Centre	$39,435	4.15%	February 2025	7,678	7,716
Shoppes at Myrtle Park	$33,180	4.45%	February 2025	5,578	5,615
Alex City Marketplace	Interest only	3.95%	April 2025	5,750	5,750
Brook Run Shopping Center	Interest only	4.08%	June 2025	10,950	10,950
Beaver Ruin Village I and II	Interest only	4.73%	July 2025	9,400	9,400
Sunshine Shopping Plaza	Interest only	4.57%	August 2025	5,900	5,900
Barnett Portfolio (1)	Interest only	4.30%	September 2025	8,770	8,770
Fort Howard Shopping Center	Interest only	4.57%	October 2025	7,100	7,100
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Grove Park Shopping Center	Interest only	4.52%	October 2025	3,800	3,800
Parkway Plaza	Interest only	4.57%	October 2025	3,500	3,500
Winslow Plaza	$24,295	4.82%	December 2025	4,389	4,409
Tuckernuck	$32,202	5.00%	March 2026	4,879	4,915
Chesapeake Square	$23,857	4.70%	August 2026	4,083	4,106
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,061	6,086
Riverbridge	Interest only	4.48%	December 2026	4,000	4,000
Franklin Village	$45,336	4.93%	January 2027	8,108	8,144
Village of Martinsville	$89,664	4.28%	July 2029	15,074	15,181
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (2)	$100,222	4.25%	September 2031	17,893	18,003
Convertible Notes	Interest only	7.00%	December 2031	33,000	33,000
Guggenheim Loan Agreement (3)	Interest only	4.25%	July 2032	75,000	75,000
JANAF Loan Agreement (4)	Interest only	5.31%	July 2032	60,000	60,000
Guggenheim-Cedar Loan Agreement (5)	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace Loan Agreement	Interest only	6.35%	January 2033	25,000	25,000
Total Principal Balance				481,859	482,447
Unamortized debt issuance cost				(14,799)	(16,418)
Total Loans Payable, net				$467,060	$466,029
(1) Collateralized by Cardinal Plaza, Franklinton Square, and Nashville Commons.
(2) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(3) Collateralized by 22 properties.
(4) Collateralized by JANAF properties.
(5) Collateralized by 10 Cedar Properties

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2023 are as follows (in thousands, unaudited):

For the remaining nine months ended December 31, 2023	$1,755
December 31, 2024	33,690
December 31, 2025	79,697
December 31, 2026	19,347
December 31, 2027	9,440
December 31, 2028	3,805
Thereafter	334,125
Total principal repayments and debt maturities	$481,859

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
6. Loans Payable (continued)

Convertible Notes

Interest related to the 7.00% Subordinated Convertible Notes due 2031 (the "Convertible Notes") was $0.6 million during the three months ended March 31, 2023 and 2022.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $429.4 million and $429.1 million, respectively, and the carrying value of such loans, was $448.9 million and $449.4 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of March 31, 2023 and December 31, 2022, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $46.2 million and $40.9 million, respectively, and the carrying value, was $33.0 million and $33.0 million, respectively.

7. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Monte Carlo simulation model to calculate the fair value of the two warrant agreements (the "Warrant Agreements") described within the 2022 Form 10-K. Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Monte Carlo simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The Warrant Agreements contain terms and features that give rise to derivative liability classification.

Warrants to purchase shares of common stock outstanding at March 31, 2023 and December 31, 2022 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Powerscort Warrant	496,415	$3.120	12/22/2023
Wilmington Warrant Tranche A	510,204	$3.430	3/12/2026
Wilmington Warrant Tranche B	424,242	$4.125	3/12/2026
Wilmington Warrant Tranche C	127,273	$6.875	3/12/2026

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model.

	March 31, 2023	December 31, 2022
Common Stock price	$1.27	$1.40
Weighted average contractual term to maturity	2.2 years	2.5 years
Range of expected market volatility %	82.35% - 82.62%	66.00% - 72.88%
Range of risk free interest rate	3.81% - 4.79%	4.14% - 4.68%

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

In measuring the embedded derivative liability, the Company used the following inputs in its multinomial lattice model:

	March 31, 2023	December 31, 2022
Conversion price	$6.25	$6.25
Common Stock price	$1.27	$1.40
Contractual term to maturity	8.8 years	9.0 years
Expected market volatility %	50.00%	205.00%
Risk-free interest rate	3.47%	3.87%
Traded WHLRL price, % of par	136.82%	120.50%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Balance at the beginning of period	$7,111	$4,776
Changes in fair value - Warrants	(80)	(753)
Changes in fair value - Convertible Notes	(1,772)	3,088
Balance at end of period	$5,259	$7,111

8. Equity and Mezzanine Equity

Series D Preferred Stock - Redeemable Preferred Stock

The changes in the carrying value of the Series D Preferred for the three months ended March 31, 2023 and 2022 are as follows (in thousands, unaudited):

Series D Preferred
Balance December 31, 2022	$101,518
Accretion of Preferred Stock discount	125
Conversion of Series D Preferred Stock to Common Stock	(140)
Undeclared dividends	2,118
Balance March 31, 2023	$103,621

Series D Preferred
Balance December 31, 2021	$92,548
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance March 31, 2022	$94,791

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

	March 31, 2023
	Outstanding shares	Potential Dilutive Shares
Common units	144,942	144,942
Series B Preferred Stock	3,379,142	2,111,964
Series D Preferred Stock	3,148,148	6,804,530
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	43,135,149

Dividends

The following table summarizes the Series D Preferred dividends (in thousands except for per share amounts, unaudited):

	Series D Preferred
Arrears Date	Arrears	Per Share
For the three months ended March 31, 2023	$2,115	$0.67

For the three months ended March 31, 2022	$2,118	$0.67

The total cumulative dividends in arrears for Series D Preferred is $36.7 million as of March 31, 2023 (per share $11.66). There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred during the three months ended March 31, 2023 and 2022.

9. Commitments and Contingencies

Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2023 and 2022, the weighted average remaining lease term of our leases was 34 years and 31 years. Rent expense under the operating lease agreements were $0.3 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation, Case No.: 1:22-cv-1103, in the United States District Court for the District of Maryland. On April 8, 2022, several purported holders of outstanding Cedar preferred stock filed a putative class action complaint against the Company and Cedar's Board of Directors prior to the Merger in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527). The original complaint alleged on behalf of a putative class of holders of Cedar preferred stock, among other things, against Cedar and Cedar's former Board of Directors, claims for breach of contract with respect to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Commitments and Contingencies (continued)
the articles supplementary governing the terms of the Cedar’s preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The original complaint sought, among other things, a declaration that holders of Cedar's preferred stock are entitled to a liquidation preference as set forth in the articles supplementary governing the terms of Cedar’s preferred stock, compensatory damages, and an injunction enjoining the merger with WHLR, and an injunction enjoining the distribution to the Cedar’s common shareholders of the proceeds of any of the Transactions pending a determination of the merits of Plaintiffs’ claims.

On May 6, 2022, Plaintiffs in the Sydney action filed an amended complaint. The amended complaint alleged on behalf of a putative class of holders of the Cedar’s preferred stock, among other things, against Cedar and Cedar's former Board of Directors, claims for breach of contract with respect to the articles supplementary governing the terms of the Cedar’s preferred stock and breach of fiduciary duty, and, against WHLR, tortious interference and aiding and abetting breach of fiduciary duty. The Sydney amended complaint sought, among other things, (i) a declaration that holders of Cedar’s preferred stock are entitled to exercise either their liquidation rights or conversion rights as set forth in the articles supplementary, (ii) compensatory damages, (iii) an injunction enjoining the distribution to the Cedar’s common shareholders of the proceeds of the Grocery-Anchored Portfolio Sale, and (iv) an injunction enjoining the merger with WHLR. On May 6, 2022, the Plaintiffs in Sydney filed a motion for a preliminary injunction to temporarily enjoin, until the final resolution of the litigation (i) the distribution of the gross proceeds from the Grocery-Anchored Portfolio Sale to the common stockholders, (ii) the closing of the merger with WHLR, and (iii) the imposition of a constructive trust over the gross proceeds from both the Grocery Anchored Portfolio Sale and the merger with WHLR. Also on May, 6, 2022, a purported holder of the Cedar’s outstanding preferred stock filed a putative class action complaint against the Cedar and Cedar's Board of Directors prior to the Merger in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. The original complaint alleged on behalf of a putative class of holders of Cedar’s preferred stock, among other things, claims for declaratory and injunctive relief with respect to the articles supplementary governing the terms of Cedar’s preferred stock and breach of fiduciary duty. On May 11, 2022, the Cedar, Cedar's former Board of Directors and WHLR removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney Plaintiffs’ motion for preliminary injunction will be held on June 22, 2022. On June 2, 2022, the Plaintiffs in Kim filed a motion for a preliminary injunction (i) to require that the Cedar provide preferred shareholders with a vote to approve the Grocery-Anchored Portfolio Sale and the Merger, and (ii) requiring Cedar disclose to preferred shareholders that the Grocery-Anchored Portfolio Sale and Merger entitled the preferred stockholders to exercise their change of control conversion right. The court agreed to consolidate the Kim Plaintiffs’ motion for preliminary injunction with the Sydney Plaintiffs’ motion for preliminary injunction, and to hear arguments on both motions at the hearing on June 22, 2022.

On June 23, 2022, following a hearing on both the Sydney and Kim motions for preliminary injunction, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits of any of their contractual or fiduciary duty claims, and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied. By order dated July 11, 2022, the Court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022, and, on October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs filed their opposition to the motion to dismiss on November 21, 2022 and Defendants filed a reply brief in support of their motions to dismiss on December 21, 2022. On February 2, 2023, Plaintiffs filed a motion to certify a question of law to the Maryland Supreme Court, and Defendants’ opposition to Plaintiffs' motion was filed on February 24, 2023. Plaintiffs filed a reply brief in support of their motion on March 13, 2023. At this juncture, the outcome of the litigation is uncertain.

High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031, in the United States District Court for the Eastern District of New York. On July 11, 2022, a purported holder of Cedar's outstanding preferred stock filed a complaint against the Cedar and Cedar's Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and tha Cedar's former Board of Directors are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded to Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Commitments and Contingencies (continued)
dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

Krasner v. Cedar Realty Trust, Inc., et. al., in the United States District Court for the Eastern District of New York, Case No. 2:22-cv-06945. On October 14, 2022, a purported holder of Cedar's outstanding preferred stock filed a putative class action against the Cedar, Cedar's Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, against Cedar and the former Board of Directors, claims for breach of contract with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other things, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court on November 14, 2022. On December 14, 2022, Plaintiff moved to remand the case, Defendants opposed Plaintiff’s remand motion on December 28, 2022, and Plaintiff filed a reply brief in support of his remand motion on January 4, 2023. On April 24, 2023, the Court granted Plaintiff’s remand motion and remanded the case to the Nassau County Supreme Court. On May 4, 2023, Defendants filed a petition with a federal appellate court for the Second Circuit for permission to appeal the remand order. At this juncture, the outcome of the litigation is uncertain.

10. Related Party Transactions

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three months ended March 31, 2023, Cedar paid the Company $0.4 million for these services. Related party amounts due to the Company as of March 31, 2023 were $8.0 million, which consists primarily of costs paid on Cedar's behalf relating to 2022 financings, real estate taxes and Cedar's share of executive compensation. The related party amounts due to the Company as of December 31, 2022 were $7.3 million, which consisted primarily of costs paid on the Company's behalf relating to 2022 financings and real estate taxes. These related party amounts have been eliminated for consolidation purposes.

11. Subsequent Events

On May 5, 2023 the Company entered into a loan agreement for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance 12 properties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Form 10-K for the year ended December 31, 2022. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

When used in this discussion and elsewhere in this Form 10-Q, the words "believes," "should," "estimates," "expects," and similar expressions are intended to identify forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and in Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Important factors that we think could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statement are summarized below:

•the adverse effect any future pandemic, endemic or outbreak of infectious disease, and mitigation efforts to control their spread;
•the use of and demand for retail space;
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
•anticipated substantial dilution of our common stock, and steep declines in their market value, after September 21, 2023 that may result from the exercise by the holders of our Series D Cumulative Convertible Preferred Stock of their redemption rights;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•adverse economic or real estate developments in our markets of South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma;
•the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company;
•the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the similar or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant;
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
•the Company’s ability and willingness to maintain its qualification as a REIT;
•the ability of our operating partnership, Wheeler REIT, L.P., and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
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

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the REIT acquired Cedar Realty Trust. As a result of that acquisition, Cedar became a subsidiary of the REIT and this Form 10-Q includes Cedar starting from the date of acquisition.
As of March 31, 2023, the Company, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 45%, 40% and 15% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Exchange Offer and Consent Solicitation

On November 22, 2022, the Company commenced an exchange offer for its outstanding shares of Series D Preferred (the "Exchange Offer"). As subsequently amended, the terms of the Exchange Offer provided for the exchange of up to 2,112,103 outstanding shares of Series D Preferred, representing 67% of the outstanding shares of Series D Preferred, for (i) 6.00% Subordinated Convertible Notes due 2028, and (ii) Common Stock, in each case to have been newly issued by the Company, and related consents (the “Consent Solicitation”) from the holders of the Series D Preferred (the "Series D Preferred Holders") to certain amendments to the Company’s charter that would have modified the terms of the Series D Preferred (the "Proposed Amendments").

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
As a result, the Series D Preferred remains outstanding with no changes to its terms.

Land Acquisition

On February 21, 2023 the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.

George, South Carolina, (the "St. George Plaza Land Parcel") for $0.2 million.

Preferred Dividends

At March 31, 2023, the Company had accumulated undeclared dividends of $36.7 million to holders of shares of our Series D Preferred of which $2.1 million is attributable to the three months ended March 31, 2023.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended March 31,
	2023 (3)	2022
Renewals(1):
Leases renewed with rate increase (sq feet)	293,726	66,348
Leases renewed with rate decrease (sq feet)	—	5,328
Leases renewed with no rate change (sq feet)	27,232	20,329
Total leases renewed (sq feet)	320,958	92,005

Leases renewed with rate increase (count)	40	20
Leases renewed with rate decrease (count)	—	2
Leases renewed with no rate change (count)	4	12
Total leases renewed (count)	44	34

Option exercised (count)	9	2

Weighted average on rate increases (per sq foot)	$0.69	$1.15
Weighted average on rate decreases (per sq foot)	$—	$(2.13)
Weighted average rate on all renewals (per sq foot)	$0.63	$0.71

Weighted average change over prior rates	6.4%	5.9%

New Leases(1) (2):
New leases (sq feet)	91,620	68,919
New leases (count)	12	23
Weighted average rate (per sq foot)	$14.72	$13.09

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    Includes lease data for the Cedar Portfolio for the three months ended March 31, 2023.

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Results of Operations

Comparison of the three months ended March 31, 2023 and 2022

Results from operations for the three months ended March 31, 2023 reflect the results of the Company’s acquisition of Cedar on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for future quarters subsequent to the acquisition date. Therefore, our historical financial statements will not be indicative of future operating results.

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,		Three Months Ended Changes
	2023	2022	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	57	18	an increase	31.6%
Aggregate gross leasable area at period end (1)	8,172,527	5,391,432	2,781,095	an increase	51.6%
Ending leased rate at period end (1)	92.8%	95.8%	(3.0)%	a decrease	(3.1)%
FINANCIAL DATA:
Rental revenues	$25,500	$15,332	$10,168	an increase	66.3%
Other revenues	566	165	401	an increase	243.0%
Total Revenue	26,066	15,497	10,569	an increase	68.2%
OPERATING EXPENSES:
Property operations	8,955	5,250	3,705	an increase	70.6%
Depreciation and amortization	7,466	3,616	3,850	an increase	106.5%
Impairment of assets held for sale	—	660	(660)	a decrease	(100.0)%
Corporate general & administrative	3,071	1,264	1,807	an increase	143.0%
Total Operating Expenses	19,492	10,790	8,702	an increase	80.6%
Loss on disposal of properties	—	(15)	15	a decrease	(100.0)%
Operating Income	6,574	4,692	1,882	an increase	40.1%
Interest income	47	13	34	an increase	261.5%
Interest expense	(6,477)	(4,628)	(1,849)	a decrease	(40.0)%
Net changes in fair value of derivative liabilities	1,852	(3,962)	5,814	a decrease	(146.7)%
Other expense	(2,405)	(691)	(1,714)	a decrease	(248.0)%
Net Loss	(409)	(4,576)	4,167	a decrease	(91.1)%
Less: Net Income attributable to noncontrolling interests	2,692	4	2,688	an increase	67,200.0%
Net Loss Attributable to Wheeler REIT	$(3,101)	$(4,580)	$1,479	a decrease	(32.3)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $26.1 million and $15.5 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 68.2%. The increase in rental revenues of $10.2 million is primarily a result of the Cedar Acquisition.

Total Operating Expenses

Total operating expenses were $19.5 million and $10.8 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 80.6%. The increase is primarily a result of the Cedar Acquisition.

Impairment of assets held for sale was $0 and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, as a result of Harbor Pointe Land Parcel.

Depreciation and amortization increased 106.5% three months ended March 31, 2023, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $3.1 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 143.0%, primarily a result of the following:

•$1.1 million increase in professional fees;
•$0.4 million increase in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs; and
•$0.2 million increase in corporate administration costs.

Interest Expense

Interest expense was $6.5 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 40.0%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Three Months Ended March 31,		Three Months Ended Changes
	2023	2022	Change	% Change
Property debt interest - excluding Cedar Debt	$3,606	$3,630	$(24)	(0.7)%
Convertible Notes interest	578	578	—	—%
Amortization of deferred financing costs	479	420	59	14.0%
Property debt interest - Cedar	1,814	—	1,814	100.0%
Total Interest Expense	$6,477	$4,628	$1,849	40.0%

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a gain of $1.9 million and a loss of $4.0 million for the three months ended March 31, 2023 and 2022, respectively, which represents a non-cash adjustment from a change in the fair value.

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $2.4 million for the three months ended March 31, 2023, which consisted of costs for an exchange offer for the Company's outstanding shares of Series D Preferred (the "Exchange Offer"). Other expenses were $0.7 million for the three months ended March 31, 2022, which consisted of legal settlement costs.

Same Store Operating Income

Net operating income ("NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, market lease amortization, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store NOI from operating income (the most directly comparable GAAP financial measure). Same stores consist only of those properties owned during all periods presented in their entirety.

	Three Months Ended March 31,
	2023	2022

	(in thousands, unaudited)
Operating Income	$6,574	$4,692
Adjustments:
Loss on disposal of properties	—	15
Corporate general & administrative	3,071	1,264
Impairment of assets held for sale	—	660
Depreciation and amortization	7,466	3,616
Straight-line rents	(346)	(77)
Above (below) market lease amortization	(1,396)	23
Other non-property revenue	(245)	(7)
NOI related to non-same store properties	(4,735)	(218)
Same Store Property Net Operating Income	$10,389	$9,968

Property revenues	$15,562	$15,143
Property expenses	5,173	5,175
Same Store Property Net Operating Income	$10,389	$9,968

Total same store property NOI was $10.4 million and $10.0 million for the three months ended March 31, 2023 and 2022, respectively, representing an increase of 4.2% primarily due to strong leasing activity.

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

Below is a reconciliation of net loss to FFO, a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended March 31,		Period Over Period Changes
	2023	2022	$	%

Net Loss	$(409)	$(4,576)	$4,167	91.1%
Depreciation and amortization of real estate assets	7,466	3,616	3,850	106.5%
Impairment of assets held for sale	—	660	(660)	(100.0)%
Loss on disposal of properties	—	15	(15)	(100.0)%
FFO	$7,057	$(285)	$7,342	2,576.1%

During the three months ended March 31, 2023, FFO increased $7.3 million, primarily a result of the Cedar Acquisition.

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

Total AFFO is shown in the table below:

	Three Months Ended March 31,
	2023	2022

FFO	$7,057	$(285)
Preferred Stock dividends - undeclared	(2,264)	(2,264)
Dividends on noncontrolling interests preferred stock	(2,688)	—
Preferred stock accretion adjustments	147	146
FFO available to common stockholders and common unitholders	2,252	(2,403)
Other non-recurring and non-cash expense	2,673	677
Net changes in fair value of derivative liabilities	(1,852)	3,962
Straight-line rental revenue, net straight-line expense	(403)	(69)
Loan cost amortization	479	420
Above (below) market lease amortization	(1,396)	23
Recurring capital expenditures and tenant improvement reserves	(409)	(270)
AFFO	$1,344	$2,340

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $2.7 million for the three months ended March 31, 2023 were primarily a result of $2.4 million costs related to the Exchange Offer and $0.3 million costs to demolish decommissioned space not included in the Company's gross leasable area. Other nonrecurring expenses of $0.7 million for the three months ended March 31, 2022 include legal settlements costs.

Liquidity and Capital Resources

At March 31, 2023, our consolidated cash, cash equivalents and restricted cash totaled $52.1 million compared to consolidated cash, cash equivalents and restricted cash of $36.8 million at March 31, 2022. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Three Months Ended March 31,
	2023	2022
Operating activities	$3,687	$3,374
Investing activities	$(4,155)	$(1,269)
Financing activities	$(3,276)	$(5,706)

Operating Activities

Our cash flows from operating activities decreased $0.3 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.3 million and $4.2 million for 2023 and 2022, respectively. The increase was primarily a result of the Cedar Acquisition and an increase in same store NOI of $0.4 million, partially offset by an increase in cash paid for interest expense and corporate general and administrative expenses.

Investing Activities

Our cash flows used in investing activities decreased $2.9 million primarily due to an increase in capital expenditures paid of $2.6 million, including the purchase of the St. George Plaza Land Parcel.

Financing Activities

Our cash flows used in financing activities were $3.3 million for the three months ended March 31, 2023, compared to $5.7 million for the comparable period in 2022.

Financing activities during the three months ended March 31, 2023 primarily consisted of:

Cash outflows:
•$0.6 million loan principal payments on debt; and
•$2.7 million for distributions paid on noncontrolling interests.

Financing activities during the three months ended March 31, 2022 primarily consisted of:

Cash outflows:
•$3.1 million loan principal payment related to the sale of Walnut Hill Plaza;
•$1.6 million loan principal payments on debt; and
•$1.0 million payments for deferred financing costs.
.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
	(unaudited)
Fixed-rate notes	$481,859	$482,447
Total debt	$481,859	$482,447

The weighted-average interest rate and term of our fixed-rate debt are 4.99% and 7.2 years, respectively, at March 31, 2023. We have no debt maturing during the twelve months ending March 31, 2024. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 included in this Form 10-Q for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended March 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2023 are $2.4 million in principal and regularly scheduled payments due in the twelve months ended March 31, 2024 as described in Note 6 in this Form 10-Q.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $24.8 million in cash and cash equivalents at March 31, 2023;
•had $27.3 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at March 31, 2023; and
•intends to use cash generated from operations during the twelve months ended March 31, 2024.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through delivering space currently leased but not yet occupied, backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of non-core assets in the ordinary course and refinancing properties.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow may be limited without additional capital.

Series D Preferred Stock

After September 21, 2023 (the "Series D Redemption Date"), the Series D Preferred Holders will have the right to cause the Company to redeem their Series D Preferred at a price of $25.00 per share plus the amount of all accrued and unpaid dividends. This redemption price is payable by the Company, at the Company’s election, in cash or shares of our common stock, $0.01 par value per share ("Common Stock"), or a combination of cash and shares of Common Stock.

Since January 2019, Series D Preferred (of which there are approximately 3.2 million shares outstanding) has been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share, or at $2.6875 per share per annum.

As of March 31, 2023, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $78.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $36.7 million, for a total liquidation value of $115.4 million. Assuming dividends continue to accrue and remain unpaid on the Series D Preferred, then on the Series D Redemption Date we estimate that the aggregate liquidation preference (based on the 3,148,148 shares outstanding as of March 31, 2023) would be approximately $78.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $40.9 million, for a total liquidation value of $119.6 million.

As of March 31, 2023, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on May 8, 2023 of $0.99 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date, and likely that they would instead choose to exercise their redemption rights after the Series D Redemption Date.

In an effort to address the risk of a significant reduction to the value of a Series D Preferred Holder’s investment in Series D Preferred and Common Stock following the Series D Redemption Date, the Company launched a modified Dutch auction tender offer in December 2020 for up to $19.0 million (subsequently reduced to $6.0 million) of Series D Preferred, in which 1,467,162 shares were tendered and 387,097 shares were accepted for purchase for an aggregate cost of $6.0 million. We subsequently launched a second modified Dutch auction tender offer in April 2021 for up to $12.0 million of our Series D Preferred, in which 103,513 shares were tendered and accepted for purchase for an aggregate cost of $1.9 million.

In July 2021, we raised additional capital for the Company through a rights offering pursuant to which the Common Stock holders purchased $30.0 million in aggregate principal amount of our Convertible Notes. Interest on the Convertible Notes is payable at the Company’s option in cash, Series B Preferred and/or Series D Preferred.

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

We believe that the issuance of Common Stock to either (i) fund cash redemptions or (ii) directly settle redemptions in Common Stock, will result in a substantial dilution of the outstanding Common Stock.

Inflation

If inflation rates increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2022 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2023, there have been no significant changes to these estimates and policies previously disclosed in our 2022 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Available Information

The Company’s website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the

Charters of our Asset Liability Committee, Audit Committee, Compensation Committee, Governance, Nominating and Executive Committee, as well as our Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Code of Business Conduct and Ethics for Members of the Board of Directors, Corporate Governance Principles, including guidelines on director independence, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2023 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of May 9, 2023, the Company had accumulated undeclared dividends of $36.7 million to holders of shares of our Series D Preferred, of which $2.1 million are attributable to the three months ended March 31, 2023.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

10.1	Term Loan Agreement dated May 5, 2023, between Insurance Strategy Funding XXVIII, LLC and the Borrowers party thereto. (Filed herewith).

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101.INS XBRL	Instance Document (Filed herewith).

101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith).

101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).

101.LAB	XBRL Taxonomy Extension Labels Linkbase (Filed herewith).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 9, 2023