Form 10-Q
period 2023-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2023-08-08
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 4, 2023, there were 9,809,195 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$145,368	$144,537
Buildings and improvements	499,740	494,668
	645,108	639,205
Less accumulated depreciation	(86,685)	(78,225)
Real estate, net	558,423	560,980

Cash and cash equivalents	28,735	28,491
Restricted cash	22,410	27,374
Receivables, net	11,048	13,544
Assets held for sale	878	—
Investment securities - related party	3,031	—
Above market lease intangibles, net	2,573	3,134
Operating lease right-of-use assets	14,978	15,133
Deferred costs and other assets, net	31,286	35,880
Total Assets	$673,362	$684,536

LIABILITIES:
Loans payable, net	$469,288	$466,029
Liabilities associated with assets held for sale	297	—
Below market lease intangibles, net	20,479	23,968
Derivative liabilities	2,229	7,111
Operating lease liabilities	16,380	16,478
Accounts payable, accrued expenses and other liabilities	17,209	18,398
Total Liabilities	525,882	531,984

Series D Cumulative Convertible Preferred Stock (no par value, 6,000,000 shares authorized, 3,308,603 and 3,152,392 shares issued and outstanding, respectively; $121.5 million and $113.4 million aggregate liquidation value, respectively)	107,866	101,518

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	44,955	44,911
Common Stock ($0.01 par value, 200,000,000 shares authorized, 9,800,211 and 9,793,957 shares issued and outstanding, respectively)	98	98
Additional paid-in capital	235,120	234,993
Accumulated deficit	(307,213)	(295,617)
Total Stockholders’ Deficit	(26,587)	(15,162)
Noncontrolling interests	66,201	66,196
Total Equity	39,614	51,034
Total Liabilities and Equity	$673,362	$684,536
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE:
Rental revenues	$24,583	$15,324	$50,083	$30,656
Other revenues	257	155	823	320
Total Revenue	24,840	15,479	50,906	30,976
OPERATING EXPENSES:
Property operations	8,342	4,732	17,297	9,982
Depreciation and amortization	7,301	3,625	14,767	7,241
Impairment of assets held for sale	—	100	—	760
Corporate general & administrative	2,818	1,673	5,889	2,937
Total Operating Expenses	18,461	10,130	37,953	20,920
Loss on disposal of properties	—	—	—	(15)
Operating Income	6,379	5,349	12,953	10,041
Interest income	126	14	173	27
Gain on investment securities, net	31	—	31	—
Interest expense	(10,179)	(7,501)	(16,656)	(12,129)
Net changes in fair value of derivative liabilities	3,030	2,085	4,882	(1,877)
Other expense	(635)	—	(3,040)	(691)
Net Loss Before Income Taxes	(1,248)	(53)	(1,657)	(4,629)
Income tax expense	(46)	—	(46)	—
Net Loss	(1,294)	(53)	(1,703)	(4,629)
Less: Net income (loss) attributable to noncontrolling interests	2,676	(1)	5,368	3
Net Loss Attributable to Wheeler REIT	(3,970)	(52)	(7,071)	(4,632)
Preferred Stock dividends - undeclared	(2,261)	(2,264)	(4,525)	(4,528)
Net Loss Attributable to Wheeler REIT Common Stockholders	$(6,231)	$(2,316)	$(11,596)	$(9,160)

Loss per share:
Basic and Diluted	$(0.64)	$(0.24)	$(1.18)	$(0.94)
Weighted average number of shares:
Basic and Diluted	9,800,211	9,734,755	9,797,136	9,727,711

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2022	562	$453	3,379,142	$44,911	9,793,957	$98	$234,993	$(295,617)	$(15,162)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	6,254	—	140	—	140
Adjusted for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)
Balance, March 31, 2023 (Unaudited)	562	453	3,379,142	44,933	9,800,211	98	235,120	(300,982)	(20,378)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,261)	(2,261)
Net (Loss) Income	—	—	—	—	—	—	—	(3,970)	(3,970)
Balance, June 30, 2023 (Unaudited)	562	$453	3,379,142	$44,955	9,800,211	$98	$235,120	$(307,213)	$(26,587)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries Condensed Consolidated Statements of (Deficit) Equity (Unaudited, in thousands, except share data) Continued

	Noncontrolling Interests
	Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	140
Adjusted for noncontrolling interest in operating partnership	13	—	13	—
Dividends and distributions	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	4	2,688	2,692	(409)
Balance, March 31, 2023 (Unaudited)	1,368	64,845	66,213	45,835
Accretion of Series B Preferred Stock discount	—	—	—	22
Dividends and distributions	—	(2,688)	(2,688)	(4,949)
Net (Loss) Income	(12)	2,688	2,676	(1,294)
Balance, June 30, 2023 (Unaudited)	$1,356	$64,845	$66,201	$39,614

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity	Noncontrolling
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Interests
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Total (Deficit) Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	9,720,532	$97	$234,229	$(274,107)	$1,861	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	2,561	—	90	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)	4	(4,576)
Balance, March 31, 2022 (Unaudited)	562	453	1,868,343	41,121	9,723,093	97	234,319	(280,951)	(4,961)	1,945	(3,016)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	22
Conversion of Operating Partnership units to Common Stock	—	—	—	—	69,620	1	158	—	159	(159)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	470	—	470	(470)	—
Paid-in-kind interest, issuance of Series B Preferred Stock	—	—	432,994	2,099	—	—	—	—	2,099	—	2,099
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,264)
Net Loss	—	—	—	—	—	—	—	(52)	(52)	(1)	(53)
Balance, June 30, 2022 (Unaudited)	562	$453	2,301,337	$43,242	9,792,713	$98	$234,947	$(283,267)	$(4,527)	$1,315	$(3,212)

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net Loss	$(1,703)	$(4,629)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	14,767	7,241
Deferred financing cost amortization	1,721	1,348
Changes in fair value of derivative liabilities	(4,882)	1,877
Above (below) market lease amortization, net	(2,633)	16
Paid-in-kind interest	2,006	2,099
Loss on repurchase of debt securities	594	—
Unrealized gain on investment securities, net	(31)	—
Straight-line expense	15	16
Loss on disposal of properties	—	15
Credit losses on operating lease receivables	182	190
Impairment of assets held for sale	—	760
Net changes in assets and liabilities:
Receivables, net	2,315	598
Deferred costs and other assets, net	(1,358)	(2,543)
Accounts payable, accrued expenses and other liabilities	514	2,963
Net cash provided by operating activities	11,507	9,951
INVESTING ACTIVITIES:
Investment property acquisitions	(191)	(1,538)
Expenditures for real estate improvements	(6,845)	(3,495)
Purchase of marketable securities	(3,000)	—
Cash received from disposal of properties	—	1,786
Net cash used in investing activities	(10,036)	(3,247)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(4,116)	(3,729)
Dividends and distributions paid on noncontrolling interests	(5,376)	—
Loan proceeds	114,170	75,000
Loan principal payments	(107,922)	(70,384)
Repurchase of debt securities	(1,189)	—
Loan prepayment penalty	(1,758)	(1,458)
Net cash used in financing activities	(6,191)	(571)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(4,720)	6,133
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	55,865	40,419
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$51,145	$46,552

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,735	$24,606
Restricted cash	22,410	21,946
Cash, cash equivalents, and restricted cash	$51,145	$46,552
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the “Operating Partnership”), which was formed as a Virginia limited partnership on April 5, 2012. At June 30, 2023, the Trust owned 99.05% of the Operating Partnership. As of June 30, 2023, the Trust, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (described below). Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

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

The unaudited condensed consolidated financial statements included in this Form 10-Q include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

See the Company's audited 2022 Form 10-K for the year ended December 31, 2022 for further disclosure regarding the Cedar Acquisition.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Six Months Ended June 30,
	2023	2022
Non-Cash Transactions:
Conversion of common units to common stock	$—	$159
Conversion of Series B Preferred Stock to common stock	$—	$90
Conversion of Series D Preferred Stock to common stock	$140	$—
Accretion of Preferred Stock discounts	$292	$292
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	$101	$56
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$556	$452
Cash paid for interest	$12,700	$8,937

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.6 million and $3.0 million for the three and six months ended June 30, 2023, respectively, which consisted of $0.6 million for the repurchase 23,784 units of the Company's Convertible Notes, described in Note 7 in this Form 10-Q and $2.4 million for an exchange offer for the Company's outstanding shares of Series D Preferred (the "Exchange Offer"). Other expenses were $0.0 million and $0.7 million for the three and six months ended June 30, 2022, respectively, which consisted of legal settlement costs.

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
George, South Carolina, for $0.2 million.

Assets Held for Sale, Impairment and Dispositions

At June 30, 2023, assets held for sale included an outparcel building adjacent to Carll's Corner, in Bridgeton, New Jersey, as the Company has committed to a plan to sell the outparcel. Assets held for sale on the condensed consolidated

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
balance sheets are primarily real estate, net and deferred costs and other assets, net. Liabilities held for sale on the condensed consolidated balance sheets are primarily below market lease intangibles, net.

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expense was recorded for the three and six months ended June 30, 2023. Impairment expense was $0.1 million and $0.8 million for the three and six months ended June 30, 2022, respectively, resulting from reducing the carrying value of Harbor Pointe Associates, LLC, an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). The Harbor Pointe Land Parcel did not meet the requirements to be classified as held for sale at June 30, 2023 or December 31, 2022.

There were no property sales during the six months ended June 30, 2023. The following property was sold during the six months ended June 30, 2022 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786

4. Investment Securities - Related Party
On June 1, 2023 the Company subscribed for limited partnership interest in Stilwell Activist Investments, L.P. ("SAI"), a Delaware limited partnership in exchange for a $3.0 million capital contribution. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions, or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

Stilwell Value, LLC ("Value") is the general partner of SAI. Joseph Stilwell, a member of the Company's Board of Directors, is the managing member of Value and a limited partner in funds advised by Value. Additionally, E.J. Borrack, a member of the Company’s Board of Directors, serves as the General Counsel to Value and its affiliated entities, including SAI and related funds, and is a limited partner in one of the funds advised by Value. Megan Parisi, a member of the Company’s Board of Directors, serves as the Director of Communications to Value and its affiliated entities, including SAI and related funds, is a non-managing member of Value and is a limited partner in one of the funds advised by Value.

The Company’s subscription for SAI’s limited partnership interest was approved by the disinterested directors of the Company.

A portion of SAI's underlying investments are in the Company's own equity and debt securities.

SAI records investment transactions based on trade date. Realized gains and losses from investment transactions are determined on a specific identification basis. Dividend income, net of withholding taxes, and dividend expense are recognized on the ex-dividend date, and interest income and expense are recognized on an accrual basis. Discounts and premiums to the face amount of debt securities are accreted and amortized using the effective interest rate method over the lives of the respective debt securities.

The Company may not withdraw its capital from SAI for a period of one year measured from the date of the Company's initial contribution, subject to certain exceptions.

In consideration for management, administrative and operational services, limited partners of SAI pay a management fee to an affiliate of Value each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner’s capital account balance on the first day of such calendar quarter. In addition, as of the last day of each specified performance period, an incentive allocation of 20% of the amount by which the “positive performance change”, if any, that has been credited to the capital account of a limited partner during such period exceeds any positive balance in such limited partner’s “carryforward account”, is debited from the limited partner’s capital account and is simultaneously credited to the capital account of Value.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the condensed consolidated statements of operations. As of June 30, 2023, the fair value of the Company’s SAI investment was $3.0 million which includes the $3.0 million subscription, $10 thousand in fees and $41 thousand in unrealized gains.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	June 30, 2023	December 31, 2022
Leases in place, net	$20,296	$24,956
Lease origination costs, net	6,670	7,165
Ground lease sandwich interest, net	1,256	1,393
Tenant relationships, net	379	500
Legal and marketing costs, net	344	389
Prepaid expenses	2,341	1,456
Other	—	21
Total deferred costs and other assets, net	$31,286	$35,880
As of June 30, 2023 and December 31, 2022, the Company’s intangible accumulated amortization totaled $66.3 million and $62.4 million, respectively.

6. Rental Revenue and Tenant Receivables

Tenant Receivables

As of June 30, 2023 and December 31, 2022, the Company’s allowance for uncollectible tenant receivables totaled $1.6 million and $3.1 million, respectively.

Lease Contract Revenue

At June 30, 2023 and December 31, 2022, there were $7.2 million and $6.5 million, respectively, in unbilled straight-line rent, which is included in "rents and other tenant receivables, net."

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Base rent	$18,117	$11,907	$36,126	$23,816
Tenant reimbursements - variable lease revenue	4,861	3,275	10,437	6,580
Above (below) market lease amortization	1,237	7	2,633	(16)
Straight-line rents	373	156	719	233
Percentage rent - variable lease revenue	152	116	350	233
Lease termination fees	—	32	115	107
Other	257	123	708	213
Total	24,997	15,616	51,088	31,166
Credit losses on operating lease receivables	(157)	(137)	(182)	(190)
Total	$24,840	$15,479	$50,906	$30,976

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2023	December 31, 2022
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,837	$5,903
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,370	4,409
Tuckernuck	$32,202	5.00%	March 2026	4,844	4,915
Chesapeake Square	$23,857	4.70%	August 2026	4,060	4,106
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,038	6,086
Village of Martinsville	$89,664	4.28%	July 2029	14,970	15,181
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,782	18,003
Convertible Notes	Interest only	7.00%	December 2031	32,405	33,000
Guggenheim Loan Agreement (2)	Interest only	4.25%	July 2032	75,000	75,000
JANAF Loan Agreement (3)	Interest only	5.31%	July 2032	60,000	60,000
Guggenheim-Cedar Loan Agreement (4)	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace Loan Agreement	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	—
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	—
Term loans - fixed interest rate	various	4.47% (5)	various	—	107,219
Total Principal Balance				488,101	482,447
Unamortized deferred financing cost				(18,813)	(16,418)
Total Loans Payable, net				$469,288	$466,029

(1) October 2026 the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(2) Collateralized by 22 properties.
(3) Collateralized by JANAF properties.
(4) Collateralized by 10 Cedar Properties.
(5) Contractual interest rate weighted average.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2023 are as follows (in thousands, unaudited):

For the remaining six months ended December 31, 2023	$713
December 31, 2024	7,146
December 31, 2025	12,007
December 31, 2026	15,931
December 31, 2027	2,695
December 31, 2028	4,928
Thereafter	444,681
Total principal repayments and debt maturities	$488,101

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 12 properties") for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 8 properties") for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
7. Loans Payable (continued)

2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance 8 properties, including $0.7 million in defeasance.

Convertible Notes

Interest payments on the Convertible Notes were made as follows (in thousands, except for shares ):

For the six months ended June 30,	Series B Preferred number of shares	Series D Preferred number of shares	Convertible Note interest at 7% coupon	Fair value adjustment	Paid-in-kind interest expense
2023	—	160,455	$1,155	$851	$2,006
2022	432,994	—	$1,155	$944	$2,099

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million resulting in a $0.6 million loss which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the condensed consolidated statements of operations.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $439.6 million and $429.1 million, respectively, and the carrying value of such loans, was $455.7 million and $449.4 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of June 30, 2023 and December 31, 2022, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $59.9 million and $40.9 million, respectively, and the carrying value, was $32.4 million and $33.0 million, respectively.

8. Derivative Liabilities

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

Warrants to purchase shares of common stock outstanding at June 30, 2023 and December 31, 2022 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Powerscort Warrant	496,415	$3.120	12/22/2023
Wilmington Warrant Tranche A	510,204	$3.430	3/12/2026
Wilmington Warrant Tranche B	424,242	$4.125	3/12/2026
Wilmington Warrant Tranche C	127,273	$6.875	3/12/2026

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model:

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Derivative Liabilities (continued)

	June 30, 2023	December 31, 2022
Common Stock price	$0.62	$1.40
Weighted average contractual term to maturity	2.0 years	2.5 years
Range of expected market volatility %	84.32% - 119.28%	66.00% - 72.88%
Range of risk free interest rate	4.53% - 5.47%	4.14% - 4.68%

Fair Value of Conversion Features Related to Convertible Notes

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a binomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include conversion price, stock price, dividend rate, expected volatility, risk-free rate, optional conversion price and term. The binomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

In measuring the embedded derivative liability, the Company used the following inputs in its binomial lattice model:

	June 30, 2023	December 31, 2022
Conversion price	$6.25	$6.25
Common Stock price	$0.62	$1.40
Contractual term to maturity	8.5 years	9.0 years
Expected market volatility %	75.00%	205.00%
Risk-free interest rate	3.90%	3.87%
Traded WHLRL price, % of par	184.76%	120.50%

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Balance at the beginning of period	$7,111	$4,776
Changes in fair value - Warrants	(400)	(753)
Changes in fair value - Convertible Notes	(4,482)	3,088
Balance at end of period	$2,229	$7,111

9. Equity and Mezzanine Equity

Series D Preferred Stock - Redeemable Preferred Stock

The changes in the carrying value of the Series D Preferred for the six months ended June 30, 2023 and 2022 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Equity and Mezzanine Equity (continued)

Series D Preferred
Balance December 31, 2022	$101,518
Accretion of Preferred Stock discount	125
Conversion of Series D Preferred Stock to Common Stock	(140)
Undeclared dividends	2,118
Balance March 31, 2023	103,621
Accretion of Preferred Stock discount	124
Undeclared dividends	2,115
Paid-in-kind interest, issuance of Preferred Stock	2,006
Balance June 30, 2023	$107,866

Series D Preferred
Balance December 31, 2021	$92,548
Accretion of Preferred Stock discount	125
Undeclared dividends	2,118
Balance March 31, 2022	94,791
Accretion of Preferred Stock discount	124
Undeclared dividends	2,118
Balance June 30, 2022	$97,033

Earnings per share

Basic earnings per share for the Company’s common stockholders is calculated by dividing income (loss) from continuing operations, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the Company’s weighted average shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) attributable to common stockholders, excluding amounts attributable to preferred stockholders and the net income (loss) attributable to noncontrolling interests, by the weighted average number of common shares including any dilutive shares.

The following table summarizes the potential dilution of conversion of common units, Series B Preferred, Series D Preferred, warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	June 30, 2023
	Outstanding shares	Potential Dilutive Shares
Common units	144,942	144,942
Series B Preferred Stock	3,379,142	2,111,964
Series D Preferred Stock	3,308,603	7,165,764
Warrants to purchase Common Stock	—	1,558,134
Convertible Notes	—	97,886,504

Dividends

The following table summarizes the Series D Preferred dividends (in thousands except for per share amounts, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Equity and Mezzanine Equity (continued)

	Series D Preferred
Arrears Date	Arrears	Per Share
For the six months ended June 30, 2023	$4,233	$1.28

For the six months ended June 30, 2022	$4,236	$1.34

The total cumulative dividends in arrears for Series D Preferred is $38.8 million as of June 30, 2023 (per share $11.73). There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred during the six months ended June 30, 2023 and 2022.

10. Commitments and Contingencies

Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2023 and 2022, the weighted average remaining lease term of our leases was 34 and 30 years, respectively. Rent expense under the operating lease agreements were $0.3 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Rent expense under the operating lease agreements were $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

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

In Re: Cedar Realty Trust, Inc. Preferred Shareholder Litigation, Case No.: 1:22-cv-1103, in the United States District Court for the District of Maryland. On April 8, 2022, several purported holders of outstanding Cedar preferred stock filed a putative class action complaint against Cedar, Cedar's Board of Directors prior to the Cedar Acquisition and the Company in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527). On May 6, 2022, the Plaintiffs in Sydney filed a motion for a preliminary injunction. Also on May, 6, 2022, a purported holder of Cedar’s outstanding preferred stock filed a separate putative class action complaint against Cedar and Cedar's Board of Directors prior to the Cedar Acquisition in the United States District Court for the District of Maryland, entitled Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103. On May 11, 2022, Cedar, former Board of Directors of Cedar and the Company removed the Sydney action to the United States District Court for the District of Maryland, Case No. 8:22-cv-01142-GLR. On May 16, 2022, the court ordered that a hearing on the Sydney Plaintiffs’ motion for preliminary injunction be held on June 22, 2022. On June 2, 2022, the Plaintiffs in Kim also filed a motion for a preliminary injunction. The court consolidated the motions for preliminary injunction.

On June 23, 2022, following a hearing, the court issued an order denying both motions for preliminary injunction, holding that the Plaintiffs in both cases were unlikely to succeed on the merits and that Plaintiffs had not established that they would suffer irreparable harm if the injunction was denied.

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
10. Commitments and Contingencies (continued)
Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The decision becomes final unless Plaintiffs seek reconsideration within 14 days or file an appeal within 30 days.

High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031, in the United States District Court for the Eastern District of New York. On July 11, 2022, a purported holder of Cedar's outstanding preferred stock filed a complaint against Cedar and Cedar's Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that Cedar's former Board of Directors are control persons under Section 20(a) of the Exchange Act. On August 12, 2022, Defendants requested permission to file a motion to dismiss, and Plaintiff responded opposing Defendants’ request on September 7, 2022. The court granted Defendants’ request to file a motion to dismiss on October 25, 2022. Defendants served their motion to dismiss on December 23, 2022, which Plaintiff opposed on January 27, 2023. Defendants filed a reply brief on the motion to dismiss on February 17, 2023. At this juncture, the outcome of the litigation is uncertain.

Krasner v. Cedar Realty Trust, Inc., et. al., in the United States District Court for the Eastern District of New York, Case No. 2:22-cv-06945. On October 14, 2022, a purported holder of Cedar's outstanding preferred stock filed a putative class action against Cedar, the Board of Directors prior to the Cedar Acquisition, and the Company in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and the former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court. On April 24, 2023, the federal court granted Plaintiff’s motion to remand the case to the Nassau County Supreme Court. Defendants have sought leave from the appellate court for permission to appeal the remand decision. Defendants have filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. Plaintiff has opposed the motions. The court has set a hearing on the motions for August 23, 2023. At this juncture, the outcome of the litigation is uncertain.

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a wholly-owned subsidiary of the Company. During the three and six months ended June 30, 2023, Cedar paid the Company $0.0 million and $0.4 million, respectively, for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). Related party amounts due to the Company from Cedar as of June 30, 2023 and December 31, 2022 are comprised of:

	June 30, 2023 (b)	December 31, 2022 (b)
2022 financings and real estate taxes	$7,166	$7,166
Management fees	533	110
Leasing commissions	418	85
Cost Sharing Agreement allocations (a)	322	—
Other	117	(33)
Total	$8,556	$7,328

(a) Includes allocations for executive compensation and directors' liability insurance. In 2022, the were no allocations made to Cedar for these services due to certain limitations set forth in the Cost Sharing Agreement.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
11. Related Party Transactions (continued)
(b) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. See Note 4 in this Form 10-Q for additional details.

12. Subsequent Events

Sale of Outparcel

On July 11, 2023, the Company sold an outparcel building adjacent to Carll's Corner, located in Bridgeton, New Jersey for $3.0 million.

Common Stock One-for-Ten Reverse Stock Split

On August 7, 2023, the Company announced that its Board of Directors unanimously approved a one-for-ten reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). The Reverse Stock Split is expected to take effect as of 5:00 p.m. Eastern Time, on August 17, 2023 (the “Effective Time”). At the Effective Time, every ten issued and outstanding shares of common stock of the Company will be converted into one share of common stock of the Company. The par value of each share of common stock will remain unchanged. Trading in the Company's common stock on a split adjusted basis is expected to begin at the market open on August 18, 2023. The Company's common stock will continue trading on the NASDAQ under the symbol “WHLR” but will be assigned a new CUSIP number. No adjustments have been made to the historical financial statements as the reverse split has not been completed.

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
•The Company’s ability to maintain listing on Nasdaq Capital Market and the effects of the one-for-ten reverse stock split announced on August 7, 2023 on our price per share and the trading market of our common stock;
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
As of June 30, 2023, the Company, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 45%, 40% and 15% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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
George, South Carolina, (the "St. George Plaza Land Parcel") for $0.2 million.

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 12 properties") for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 8 properties") for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July 2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance 8 properties, including $0.7 million in defeasance.

Convertible Notes

Interest payments on the Convertible Notes were made as follows (in thousands, except for shares ):

For the six months ended June 30,	Series B Preferred number of shares	Series D Preferred number of shares	Convertible Note interest at 7% coupon	Fair value adjustment	Paid-in-kind interest expense
2023	—	160,455	$1,155	$851	$2,006
2022	432,994	—	$1,155	$944	$2,099

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million resulting in a $0.6 million loss which represents the fair value of the purchase over principal pay down.

Related Party Transactions

The Company performs property management and leasing services for Cedar, a wholly-owned subsidiary of the Company. During the three and six months ended June 30, 2023, Cedar paid the Company $0.0 million and $0.4 million, respectively, for these services. Related party amounts due to the Company from Cedar were $8.6 million and $7.3 million as of June 30, 2023 and December 31, 2022, respectively, and have been eliminated for consolidation purposes.

On June 1, 2023 the Company subscribed for limited partnership interest in Stilwell Activist Investments, L.P. ("SAI"), a Delaware limited partnership in exchange for a $3.0 million capital contribution. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions, or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

Stilwell Value, LLC ("Value") is the general partner of SAI. Joseph Stilwell, a member of the Company's Board of Directors, is the managing member of Value and a limited partner in funds advised by Value. Additionally, E.J. Borrack, a member of the Company’s Board of Directors, serves as the General Counsel to Value and its affiliated entities, including SAI and related funds, and is a limited partner in one of the funds advised by Value. Megan Parisi, a member of the Company’s Board of Directors, serves as the Director of Communications to Value and its affiliated entities, including SAI and related funds, is a non-managing member of Value and is a limited partner in one of the funds advised by Value.

The Company’s subscription for SAI’s limited partnership interest was approved by the disinterested directors of the Company.

A portion of SAI's underlying investments are in the Company's own equity and debt securities.

SAI records investment transactions based on trade date. Realized gains and losses from investment transactions are determined on a specific identification basis. Dividend income, net of withholding taxes, and dividend expense are recognized on the ex-dividend date, and interest income and expense are recognized on an accrual basis. Discounts and premiums to the face amount of debt securities are accreted and amortized using the effective interest rate method over the lives of the respective debt securities.

The Company may not withdraw its capital from SAI for a period of one year measured from the date of the Company's initial contribution, subject to certain exceptions.

In consideration for management, administrative and operational services, limited partners of SAI pay a management fee to an affiliate of Value each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner’s capital account balance on the first day of such calendar quarter. In addition, as of the last day of each specified performance period, an incentive allocation of 20% of the amount by which the “positive performance change”, if any, that has been credited to the capital account of a limited partner during such period exceeds any positive balance in such limited partner’s “carryforward account”, is debited from the limited partner’s capital account and is simultaneously credited to the capital account of Value.

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the condensed consolidated statements of operations. As of June 30, 2023, the fair value of the Company’s SAI investment was $3.0 million which includes the $3.0 million subscription, $10 thousand in fees and $41 thousand in unrealized gains.

Preferred Dividends

At June 30, 2023, the Company had accumulated undeclared dividends of $38.8 million to holders of shares of our Series D Preferred of which $2.1 million and $4.2 million is attributable to the three and six months ended June 30, 2023, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (3)	2022	2023 (3)	2022
Renewals(1):
Leases renewed with rate increase (sq feet)	175,492	149,860	469,218	216,208
Leases renewed with rate decrease (sq feet)	—	6,161	—	11,489
Leases renewed with no rate change (sq feet)	50,026	54,322	77,258	74,651
Total leases renewed (sq feet)	225,518	210,343	546,476	302,348

Leases renewed with rate increase (count)	19	24	59	44
Leases renewed with rate decrease (count)	—	3	—	5
Leases renewed with no rate change (count)	5	6	9	18
Total leases renewed (count)	24	33	68	67

Option exercised (count)	7	5	16	7

Weighted average on rate increases (per sq foot)	$0.79	$1.29	$0.71	$1.25
Weighted average on rate decreases (per sq foot)	$—	$(3.75)	$—	$(3.00)
Weighted average rate on all renewals (per sq foot)	$0.61	$0.81	$0.61	$0.78

Weighted average change over prior rates	7.3%	8.8%	6.7%	7.7%

New Leases(1) (2):
New leases (sq feet)	52,162	29,271	143,782	98,190
New leases (count)	16	15	28	38
Weighted average rate (per sq foot)	$13.37	$13.05	$14.23	$13.08

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.
(3)    Includes lease data for the Cedar Portfolio.

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

Results from operations for the three months ended June 30, 2023 reflect the results of the Company’s acquisition of Cedar on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for future quarters subsequent to the acquisition date. Therefore, our historical financial statements will not be indicative of future operating results.

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Three Months Ended Changes
	2023	2022	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	57	18	an increase	31.6%
Aggregate gross leasable area at period end (1)	8,172,535	5,391,432	2,781,103	an increase	51.6%
Ending leased rate at period end (1)	92.6%	95.7%	(3.1)%	a decrease	(3.2)%
FINANCIAL DATA:
Rental revenues	$24,583	$15,324	$9,259	an increase	60.4%
Other revenues	257	155	102	an increase	65.8%
Total Revenue	24,840	15,479	9,361	an increase	60.5%
OPERATING EXPENSES:
Property operations	8,342	4,732	3,610	an increase	76.3%
Depreciation and amortization	7,301	3,625	3,676	an increase	101.4%
Impairment of assets held for sale	—	100	(100)	a decrease	(100.0)%
Corporate general & administrative	2,818	1,673	1,145	an increase	68.4%
Total Operating Expenses	18,461	10,130	8,331	an increase	82.2%
Operating Income	6,379	5,349	1,030	an increase	19.3%
Interest income	126	14	112	an increase	800.0%
Gain on investment securities, net	31	—	31	an increase	100.0%
Interest expense	(10,179)	(7,501)	(2,678)	a decrease	(35.7)%
Net changes in fair value of derivative liabilities	3,030	2,085	945	an increase	45.3%
Other expense	(635)	—	(635)	a decrease	(100.0)%
Net Loss Before Income Taxes	(1,248)	(53)	(1,195)	an increase	2,254.7%
Income tax expense	(46)	—	(46)	a decrease	(100.0)%
Net Loss	(1,294)	(53)	(1,241)	a decrease	(2,341.5)%
Less: Net Income (Loss) attributable to noncontrolling interests	2,676	(1)	2,677	an increase	267,700.0%
Net Loss Attributable to Wheeler REIT	$(3,970)	$(52)	$(3,918)	a decrease	(7,534.6)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $24.8 million and $15.5 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 60.5%. The increase in rental revenues of $9.3 million is primarily a result of the $7.7 million increase in non-same store property revenues due to the Cedar Acquisition, $0.3 million increase in same store revenues and a $1.2 million increase in market lease amortization.

Total Operating Expenses

Total operating expenses were $18.5 million and $10.1 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 82.2%. Property operations increased $3.6 million, primarily a result of the $3.1 million increase in non-same store property operating expenses due to the Cedar Acquisition and a $0.5 million increase in same store property operating expenses.

Impairment of assets held for sale was $0.0 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively, as a result of Harbor Pointe Land Parcel impairment.

Depreciation and amortization increased 101.4% for the three months ended June 30, 2023, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $2.8 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 68.4%, primarily a result of the following:

•$1.0 million increase in professional fees; and
•$0.2 million increase in corporate administration costs.

Interest Expense

Interest expense was $10.2 million and $7.5 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 35.7%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Three Months Ended June 30,		Three Months Ended Changes
	2023	2022	Change	% Change
Property debt interest - excluding Cedar debt	$3,890	$3,594	$296	8.2%
Convertible Notes interest (1)	1,428	1,521	(93)	(6.1)%
Defeasance paid	1,758	1,458	300	20.6%
Amortization of deferred financing costs	1,242	928	314	33.8%
Property debt interest - Cedar	1,861	—	1,861	100.0%
Total Interest Expense	$10,179	$7,501	$2,678	35.7%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a gain of $3.0 million and a gain of $2.1 million for the three months ended June 30, 2023 and 2022, respectively, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 8 in this Form 10-Q for additional details.

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.6 million for the three months ended June 30, 2023, which consisted the loss on repurchase of Convertible Notes. Other expenses were $0.0 million for the three months ended June 30, 2022.

Comparison of the six months ended June 30, 2023 and 2022

Results from operations for the six months ended June 30, 2023 reflect the results of the Company’s acquisition of Cedar on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for future quarters subsequent to the acquisition date. Therefore, our historical financial statements will not be indicative of future operating results.

The following table presents a comparison of the condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Six Months Ended Changes
	2023	2022	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	57	18	an increase	31.6%
Aggregate gross leasable area at period end (1)	8,172,535	5,391,432	2,781,103	an increase	51.6%
Ending leased rate at period end (1)	92.6%	95.7%	(3.1)%	a decrease	(3.2)%
FINANCIAL DATA:
Rental revenues	$50,083	$30,656	$19,427	an increase	63.4%
Other revenues	823	320	503	an increase	157.2%
Total Revenue	50,906	30,976	19,930	an increase	64.3%
OPERATING EXPENSES:
Property operations	17,297	9,982	7,315	an increase	73.3%
Depreciation and amortization	14,767	7,241	7,526	an increase	103.9%
Impairment of assets held for sale	—	760	(760)	a decrease	(100.0)%
Corporate general & administrative	5,889	2,937	2,952	an increase	100.5%
Total Operating Expenses	37,953	20,920	17,033	an increase	81.4%
Loss on disposal of properties	—	(15)	15	a decrease	(100.0)%
Operating Income	12,953	10,041	2,912	an increase	29.0%
Interest income	173	27	146	an increase	540.7%
Gain on investment securities, net	31	—	31	an increase	100.0%
Interest expense	(16,656)	(12,129)	(4,527)	a decrease	(37.3)%
Net changes in fair value of derivative liabilities	4,882	(1,877)	6,759	an increase	360.1%
Other expense	(3,040)	(691)	(2,349)	a decrease	(339.9)%
Net Loss Before Income Taxes	(1,657)	(4,629)	2,972	an increase	64.2%
Income tax expense	(46)	—	(46)	a decrease	(100.0)%
Net Loss	(1,703)	(4,629)	2,926	an increase	63.2%
Less: Net Income attributable to noncontrolling interests	5,368	3	5,365	an increase	178,833.3%
Net Loss Attributable to Wheeler REIT	$(7,071)	$(4,632)	$(2,439)	a decrease	(52.7)%

Total Revenue

Total revenues were $50.9 million and $31.0 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 64.3%. The increase in rental revenues of $19.4 million is primarily a result of the $15.9 million increase in non-same store property revenues due to the Cedar Acquisition, $0.7 million increase in same store revenues and a $2.7 million increase in market lease amortization.

Total Operating Expenses

Total operating expenses were $38.0 million and $20.9 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 81.4%. Property operations increased $7.3 million, primarily a result of the $6.8 million increase in non-same store property operating expenses due to the Cedar Acquisition and a $0.5 million increase in same store property operating expenses.

Impairment of assets held for sale was $0.0 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively, as a result of Harbor Pointe Land Parcel impairment.

Depreciation and amortization increased 103.9% for the six months ended June 30, 2023, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $5.9 million and $2.9 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 100.5%, primarily a result of the following:

•$2.1 million increase in professional fees;

•$0.4 million increase in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs; and
•$0.4 million increase in corporate administration costs.

Interest Expense

Interest expense was $16.7 million and $12.1 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 37.3%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Six Months Ended June 30,		Six Months Ended Changes
	2023	2022	Change	% Change
Property debt interest - excluding Cedar debt	$7,496	$7,224	$272	3.8%
Convertible Notes interest (1)	2,006	2,099	(93)	(4.4)%
Defeasance paid	1,758	1,458	300	20.6%
Amortization of deferred financing costs	1,721	1,348	373	27.7%
Property debt interest - Cedar	3,675	—	3,675	100.0%
Total Interest Expense	$16,656	$12,129	$4,527	37.3%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a gain of $4.9 million and a loss of $1.9 million for the six months ended June 30, 2023 and 2022, respectively, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 8 in this Form 10-Q for additional details.

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $3.0 million for the six months ended June 30, 2023, which consisted of $2.4 million costs for an exchange offer for the Company's outstanding shares of Series D Preferred (the "Exchange Offer") and $0.6 million loss on repurchase of Convertible Notes. Other expenses were $0.7 million for the six months ended June 30, 2022, which consisted of legal settlement costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

	(in thousands, unaudited)
Operating Income	$6,379	$5,349	$12,953	$10,041
Adjustments:
Loss on disposal of properties	—	—	—	15
Corporate general & administrative	2,818	1,673	5,889	2,937
Impairment of assets held for sale	—	100	—	760
Depreciation and amortization	7,301	3,625	14,767	7,241
Straight-line rents	(373)	(156)	(719)	(233)
Above (below) market lease amortization	(1,237)	(7)	(2,633)	16
Other non-property revenue	114	(9)	(131)	(16)
NOI related to non-same store properties	(4,875)	(210)	(9,610)	(428)
Same Store Property Net Operating Income	$10,127	$10,365	$20,516	$20,333

Property revenues	$15,341	$15,026	$30,903	$30,169
Property expenses	5,214	4,661	10,387	9,836
Same Store Property Net Operating Income	$10,127	$10,365	$20,516	$20,333

Total same store property NOI was $10.1 million and $10.4 million for the three months ended June 30, 2023 and 2022, respectively, representing a decrease of 2.3% primarily due to a 11.9 % increase in property expenses. Total same store property NOI was $20.5 million and $20.3 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 0.9% primarily due to strong leasing activity, partially offset by increases in property expenses.

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

Below is a reconciliation of net loss to FFO, a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended Changes		Six Months Ended Changes
	2023	2022	2023	2022	Change	% Change	Change	% Change

Net Loss	$(1,294)	$(53)	$(1,703)	$(4,629)	$(1,241)	(2,341.5)%	$2,926	63.2%
Depreciation and amortization of real estate assets	7,301	3,625	14,767	7,241	3,676	101.4%	7,526	103.9%
Impairment of assets held for sale	—	100	—	760	(100)	(100.0)%	(760)	(100.0)%
Loss on disposal of properties	—	—	—	15	—	—%	(15)	(100.0)%
FFO	$6,007	$3,672	$13,064	$3,387	$2,335	63.6%	$9,677	285.7%

During the three months ended June 30, 2023, FFO increased $2.3 million. During the six months ended June 30, 2023, FFO increased $9.7 million.

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

Total AFFO is shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

FFO	$6,007	$3,672	$13,064	$3,387
Preferred Stock dividends - undeclared	(2,261)	(2,264)	(4,525)	(4,528)
Dividends on noncontrolling interests preferred stock	(2,688)	—	(5,376)	—
Preferred stock accretion adjustments	145	146	292	292
FFO available to common stockholders and common unitholders	1,203	1,554	3,455	(849)
Other non-recurring and non-cash expense	2,402	1,470	5,075	2,147
Gain on investment securities, net	(31)	—	(31)	—
Net changes in fair value of derivative liabilities	(3,030)	(2,085)	(4,882)	1,877
Straight-line rental revenue, net straight-line expense	(301)	(148)	(704)	(217)
Deferred financing cost amortization	1,242	928	1,721	1,348
Paid-in-kind interest	1,428	1,521	2,006	2,099
Above (below) market lease amortization	(1,237)	(7)	(2,633)	16
Recurring capital expenditures and tenant improvement reserves	(408)	(269)	(817)	(539)
AFFO	$1,268	$2,964	$3,190	$5,882

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go forward basis. Other nonrecurring expenses of $2.4 million and $5.1 million for the three and six months ended June 30, 2023, respectively, were primarily a result of $2.4 million costs related to the Exchange Offer, $1.8 million in loan defeasance payments, $0.6 million loss on repurchase of Convertible Notes and $0.3 million costs to demolish decommissioned space not included in the Company's gross leasable area. Other nonrecurring expenses of $1.5 million and $2.1 million for the three and six months ended June 30, 2022, respectively, primarily include $1.5 million in loan defeasance payments, a result of the 2022 loan refinancing activities, and $0.7 million legal settlement costs.

Liquidity and Capital Resources

At June 30, 2023, our consolidated cash, cash equivalents and restricted cash totaled $51.1 million compared to consolidated cash, cash equivalents and restricted cash of $46.6 million at June 30, 2022. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Six Months Ended June 30,
	2023	2022
Operating activities	$11,507	$9,951
Investing activities	$(10,036)	$(3,247)
Financing activities	$(6,191)	$(571)

Operating Activities

Our cash flows from operating activities increased $1.6 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $10.0 million and $8.9 million for 2023 and 2022, respectively. The increase was primarily a result of the Cedar Acquisition and an increase in same store NOI of $0.2 million, partially offset by an increase in cash paid for interest expense and corporate general and administrative expenses.

Investing Activities

Our cash flows used in investing activities increased $6.8 million primarily due to the investment purchase of $3.0 million subscription with SAI, increase in capital expenditures paid of $2.0 million, including the purchase of the St. George Plaza Land Parcel and the proceeds from the Walnut Hill Plaza property sale in 2022.

Financing Activities

Our cash flows used in financing activities were $6.2 million for the six months ended June 30, 2023, compared to $0.6 million for the comparable period in 2022.

Financing activities during the six months ended June 30, 2023 primarily consisted of:

Cash inflows:
•$7.3 million 2023 loan refinancing activities, net;

Cash outflows:
•$5.4 million for distributions paid on noncontrolling interests;
•$4.1 million payments for deferred financing costs;
•$1.8 million defeasance payments;
•$1.2 million repurchase of debt securities; and
•$1.1 million scheduled loan principal payments on debt.

Financing activities during the six months ended June 30, 2022 primarily consisted of:

Cash inflows:
•$10.8 million 2022 loan refinancing activities, net;

Cash outflows:
•$3.7 million payments for deferred financing costs;
•$3.1 million scheduled loan principal payments on debt;
•$3.1 million loan principal payment related to the sale of Walnut Hill Plaza; and
•$1.5 million defeasance payments.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
	(unaudited)
Fixed-rate notes	$488,101	$482,447
Total debt	$488,101	$482,447

The weighted average interest rate and term of our fixed-rate debt are 5.39% and 8.97 years, respectively, at June 30, 2023. We have no debt maturing during the twelve months ending June 30, 2024. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 7 included in this Form 10-Q for additional mortgage indebtedness details.

NASDAQ Notices

On June 26, 2023, we received a letter from the listing qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") for continued listing standards. This rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In accordance with Nasdaq’s rules, we have 180 calendar days to regain compliance. If, at any time before the end of this first 180-day period, or through December 26, 2023, the closing bid price of the common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to the Staff’s discretion to extend this period, the Staff will provide written notification that the Company has achieved compliance with Nasdaq’s bid price rule. If we do not regain compliance during the first 180-day compliance period, then the Staff may grant the Company a second 180 calendar day period to regain compliance, subject to certain requirements. On August 7, 2023, the Company announced that its Board of Directors approved a reverse stock split of one-for-ten to be effective August 17, 2023. The Company and the Board of Directors believe the Reverse Stock Split will help the Company regain compliance with the Bid Price Rule. However, there can be no assurance that the Company will be able to regain compliance with such requirement or maintain its listing on The Nasdaq Capital Market.

In addition, effective as of June 2, 2023, one of our directors, Michelle D. Bergman, tendered her resignation, for personal reasons, as a member of the Board of Directors, including her membership on the Audit Committee (the “Audit Committee”) and Compensation Committee of the Board of Directors. The effect of this resignation caused the Audit Committee to consist of two members. On July 12, 2023, we received a letter from the Staff of Nasdaq notifying the Company that because the Audit Committee now only has two members, the Company no longer complies with the requirement set forth in the Nasdaq Listing Rule 5605 that the Audit Committee consist of at least three members. The Company is required to appoint a third member to its Audit Committee by the earlier of the Company’s next annual stockholders’ meeting or June 2, 2024. The Company expects to make the appointment within the time period required.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended June 30, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2023 are $1.4 million in principal and regularly scheduled payments due in the twelve months ended June 30, 2024 as described in Note 7 in this Form 10-Q.

In addition to liquidity required to fund debt payments we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $28.7 million in cash and cash equivalents at June 30, 2023;
•had $22.4 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at June 30, 2023; and
•intends to use cash generated from operations during the twelve months ended June 30, 2024.

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

Since January 2019, Series D Preferred has been accruing unpaid dividends at a rate of 10.75% per annum of the $25.00 liquidation preference per share, or at $2.6875 per share per annum. Commencing September 21, 2023, the holders will be entitled to cumulative cash dividends at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

As of June 30, 2023, the outstanding Series D Preferred had an aggregate liquidation preference of approximately $82.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $38.8 million, for a total liquidation value of $121.5 million. Assuming dividends continue to accrue and remain unpaid on the Series D Preferred, then on the Series D Redemption Date we estimate that the aggregate liquidation preference (based on the 3,308,603 shares outstanding as of June 30, 2023) would be approximately $82.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $41.1 million, for a total liquidation value of $123.8 million.

As of June 30, 2023, the Series D Preferred is convertible, in whole or in part, at any time, at the option of the Series D Preferred Holders, into previously unissued Common Stock at a conversion price of $16.96 per share of Common Stock. Based upon the closing price of our Common Stock on Aug 4, 2023 of $0.60 per share, we believe it unlikely that Series D Preferred Holders would convert their shares of Series D Preferred into Common Stock in advance of the Series D Redemption Date, and likely that they would instead choose to exercise their redemption rights after the Series D Redemption Date.

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

On December 31, 2021, the first interest payment date on the Convertible Notes, interest was paid in the form of Series D Preferred. On June 30, 2023, interest was paid in the form of Series D Preferred; which was the second instance when interest on the Convertible Notes was paid in the form of Series D Preferred. For purposes of determining the value of the Series D Preferred paid as interest on the Convertible Notes, each share of Series D Preferred was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series D Preferred for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

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

The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to settle redemptions of Series D Preferred following the Series D Redemption Date in Common Stock.

We believe that the issuance of Common Stock to settle redemptions in Common Stock will result in a substantial dilution of the outstanding Common Stock.

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

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases, the degree and pace of these changes have had and may continue to have impacts on our business.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 10 of this Current Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2022 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the six months ended June 30, 2023, there have been no significant changes to these estimates and policies previously disclosed in our 2022 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Available Information

The Company’s website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the Charters of our Asset Liability Committee, Audit Committee, Compensation Committee, Governance, and Nominating Committee, Executive Committee, and Series D Redemption Facilitation Committee, as well as our Code of Business Conduct and Ethics for Board Members, Code of Business Conduct and Ethics for Employees, Officers, Agents and Representatives, Corporate Governance Principles, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2023 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of August 8, 2023, the Company had accumulated undeclared dividends of $38.8 million to holders of shares of our Series D Preferred, of which $2.1 million and $4.2 million are attributable to the three and six months ended June 30, 2023, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

10.1	Term Loan Agreement dated May 5, 2023, between Insurance Strategy Funding XXVIII, LLC and the Borrowers party thereto. (Filed herewith).

10.2	Term Loan Agreement dated May 18, 2023, between Guggenheim Real Estate, LLC and the Borrowers party thereto. (Filed as an exhibit to Form 8-K, filed on May 19, 2023).

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 8, 2023