Form 10-Q
period 2023-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2023-11-07
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 3, 2023, there were 3,226,691 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Forward-Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Wheeler Real Estate Investment Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof.

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
•substantial dilution of our common stock, par value $0.01 (“Common Stock”) and steep decline in its market value resulting from the exercise by the holders of our Series D Preferred Stock of their redemption rights and downward adjustment of the conversion price on our outstanding Convertible Notes, each of which has already occurred and is anticipated to continue;
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
•the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the similar or better terms in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant;
•litigation risks;
•increases in the Company’s financing and other costs as a result of changes in interest rates and other factors;
•the Company’s ability to maintain listing on Nasdaq Capital Market;
•the effects of the one-for-ten reverse stock split of our Common Stock (which we refer to as the "Reverse Stock Split") on the trading market of our Common Stock;
•inability to successfully integrate the acquisition of Cedar Realty Trust, Inc.;
•changes in our ability to obtain and maintain financing;
•damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change;
•an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties;
•continued increases in the cost of necessary insurance could negatively impact the Company's profitability;
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on the Company. There can be no assurance that future developments affecting the Company will be those that the Company has anticipated. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company’s actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for the Company’s management to predict all such factors or to assess the effects of each factor on the Company’s business. Accordingly, there can be no assurance that the Company’s current expectations will be realized.

You should carefully consider the risks and uncertainties described in this Quarterly Report on Form 10-Q as they identify and address other important risks and uncertainties that could cause actual events and results to differ materially from those contained in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$149,272	$144,537
Buildings and improvements	504,123	494,668
	653,395	639,205
Less accumulated depreciation	(91,176)	(78,225)
Real estate, net	562,219	560,980

Cash and cash equivalents	25,419	28,491
Restricted cash	23,438	27,374
Receivables, net	11,691	13,544
Investment securities - related party	6,580	—
Above market lease intangibles, net	2,347	3,134
Operating lease right-of-use assets	9,502	15,133
Deferred costs and other assets, net	30,741	35,880
Total Assets	$671,937	$684,536

LIABILITIES:
Loans payable, net	$477,432	$466,029
Below market lease intangibles, net	19,022	23,968
Derivative liabilities	13,392	7,111
Operating lease liabilities	10,377	16,478
Series D Preferred Stock redemptions	6,448	—
Accounts payable, accrued expenses and other liabilities	18,291	18,398
Total Liabilities	544,962	531,984

Series D Cumulative Convertible Preferred Stock	117,353	101,518

EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	44,976	44,911
Common Stock ($0.01 par value, 200,000,000 shares authorized, 980,857 and 979,396 shares issued and outstanding, respectively)	10	10
Additional paid-in capital	235,295	235,081
Accumulated deficit	(337,231)	(295,617)
Total Stockholders’ Deficit	(56,497)	(15,162)
Noncontrolling interests	66,119	66,196
Total Equity	9,622	51,034
Total Liabilities and Equity	$671,937	$684,536
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE:
Rental revenues	$24,655	$18,486	$74,738	$49,142
Other revenues	549	232	1,372	552
Total Revenue	25,204	18,718	76,110	49,694
OPERATING EXPENSES:
Property operations	8,771	6,655	26,068	16,637
Depreciation and amortization	6,875	4,981	21,642	12,222
Impairment of assets held for sale	—	—	—	760
Corporate general & administrative	2,475	2,498	8,364	5,434
Total Operating Expenses	18,121	14,134	56,074	35,053
Gain (loss) on disposal of properties	2,204	—	2,204	(15)
Operating Income	9,287	4,584	22,240	14,626
Interest income	163	15	336	42
Gain on investment securities, net	49	—	80	—
Interest expense	(7,469)	(6,949)	(24,125)	(19,079)
Net changes in fair value of derivative liabilities	(11,163)	(656)	(6,281)	(2,533)
Other expense	(2,233)	—	(5,273)	(691)
Net Loss Before Income Taxes	(11,366)	(3,006)	(13,023)	(7,635)
Income tax expense	(2)	—	(48)	—
Net Loss	(11,368)	(3,006)	(13,071)	(7,635)
Less: Net income attributable to noncontrolling interests	2,693	1,234	8,061	1,237
Net Loss Attributable to Wheeler REIT	(14,061)	(4,240)	(21,132)	(8,872)
Preferred Stock dividends - undeclared	(2,415)	(2,264)	(6,940)	(6,792)
Deemed distribution related to preferred stock redemptions	(13,542)	—	(13,542)	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(30,018)	$(6,504)	$(41,614)	$(15,664)

Loss per share:
Basic and Diluted	$(30.61)	$(6.64)	$(42.46)	$(16.07)
Weighted average number of shares:
Basic and Diluted	980,654	979,282	980,031	974,965

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2022	562	$453	3,379,142	$44,911	979,396	$10	$235,081	$(295,617)	$(15,162)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	625	—	140	—	140
Adjusted for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)
Balance, March 31, 2023 (Unaudited)	562	453	3,379,142	44,933	980,021	10	235,208	(300,982)	(20,378)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,261)	(2,261)
Net (Loss) Income	—	—	—	—	—	—	—	(3,970)	(3,970)
Balance, June 30, 2023 (Unaudited)	562	453	3,379,142	44,955	980,021	10	235,208	(307,213)	(26,587)
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21
Conversion of Operating Partnership units to Common Stock	—	—	—	—	898	—	57	—	57
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	30	—	30
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(13,542)	(13,542)
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(62)	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,415)	(2,415)
Net (Loss) Income	—	—	—	—	—	—	—	(14,061)	(14,061)
Balance, September 30, 2023 (Unaudited)	562	$453	3,379,142	$44,976	980,857	$10	$235,295	$(337,231)	$(56,497)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries Condensed Consolidated Statements of (Deficit) Equity (Unaudited, in thousands, except share data) Continued

	Noncontrolling Interests
	Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	140
Adjusted for noncontrolling interest in operating partnership	13	—	13	—
Dividends and distributions	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	4	2,688	2,692	(409)
Balance, March 31, 2023 (Unaudited)	1,368	64,845	66,213	45,835
Accretion of Series B Preferred Stock discount	—	—	—	22
Dividends and distributions	—	(2,688)	(2,688)	(4,949)
Net (Loss) Income	(12)	2,688	2,676	(1,294)
Balance, June 30, 2023 (Unaudited)	1,356	64,845	66,201	39,614
Accretion of Series B Preferred Stock discount	—	—	—	21
Conversion of Operating Partnership units to Common Stock	(57)	—	(57)	—
Adjustments for noncontrolling interest in operating partnership	(30)	—	(30)	—
Adjustment of Series D Preferred Stock to redemption value	—	—	—	(13,542)
Redemption of fractional units as a result of reverse stock split	—	—	—	—
Dividends and distributions	—	(2,688)	(2,688)	(5,103)
Net (Loss) Income	5	2,688	2,693	(11,368)
Balance, September 30, 2023 (Unaudited)	$1,274	$64,845	$66,119	$9,622

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Value	Shares	Value	Shares	Value
Balance, December 31, 2021	562	$453	1,872,448	$41,189	972,053	$10	$234,316	$(274,107)	$1,861
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,105)	(90)	256	—	90	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net (Loss) Income	—	—	—	—	—	—	—	(4,580)	(4,580)
Balance, March 31, 2022 (Unaudited)	562	453	1,868,343	41,121	972,309	10	234,406	(280,951)	(4,961)
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22
Conversion of Operating Partnership units to Common Stock	—	—	—	—	6,962	—	159	—	159
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	470	—	470
Paid-in-kind interest, issuance of Series B Preferred Stock	—	—	432,994	2,099	—	—	—	—	2,099
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net Loss	—	—	—	—	—	—	—	(52)	(52)
Balance, June 30, 2022 (Unaudited)	562	453	2,301,337	43,242	979,271	10	235,035	(283,267)	(4,527)
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21
Conversion of Operating Partnership units to Common Stock	—	—	—	—	78	—	2	—	2
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	7	—	7
Noncontrolling interests assumed from the acquisition	—	—	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)
Net Loss	—	—	—	—	—	—	—	(4,240)	(4,240)
Balance, September 30, 2022 (Unaudited)	562	$453	2,301,337	$43,263	979,349	$10	$235,044	$(289,771)	$(11,001)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries Condensed Consolidated Statements of (Deficit) Equity (Unaudited, in thousands, except share data) Continued

	Noncontrolling Interests
	Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2021	$1,941	$—	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	22
Conversion of Series B Preferred Stock to Common Stock	—	—	—	—
Dividends and distributions	—	—	—	(2,264)
Net (Loss) Income	4	—	4	(4,576)
Balance, March 31, 2022 (Unaudited)	1,945	—	1,945	(3,016)
Accretion of Series B Preferred Stock discount	—	—	—	22
Conversion of Operating Partnership units to Common Stock	(159)	—	(159)	—
Adjustments for noncontrolling interest in operating partnership	(470)	—	(470)	—
Paid-in-kind interest, issuance of Series B Preferred Stock	—	—	—	2,099
Dividends and distributions	—	—	—	(2,264)
Net Loss	(1)	—	(1)	(53)
Balance, June 30, 2022 (Unaudited)	1,315	—	1,315	(3,212)
Accretion of Series B Preferred Stock discount	—	—	—	21
Conversion of Operating Partnership units to Common Stock	(2)	—	(2)	—
Adjustments for noncontrolling interest in operating partnership	(7)	—	(7)	—
Noncontrolling interests assumed from acquisition	—	64,845	64,845	64,845
Dividends and distributions	—	(1,225)	(1,225)	(3,489)
Net Loss	9	1,225	1,234	(3,006)
Balance, September 30, 2022 (Unaudited)	$1,315	$64,845	$66,160	$55,159

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net Loss	$(13,071)	$(7,635)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	21,642	12,222
Deferred financing cost amortization	2,357	2,154
Changes in fair value of derivative liabilities	6,281	2,533
Above (below) market lease amortization, net	(3,865)	(478)
Paid-in-kind interest	2,006	2,099
Loss on repurchase of debt securities	1,647	—
Unrealized gain on investment securities, net	(80)	—
Straight-line expense	7	24
(Gain) loss on disposal of properties	(2,204)	15
Credit losses on operating lease receivables	481	267
Impairment of assets held for sale	—	760
Net changes in assets and liabilities:
Receivables, net	1,373	222
Deferred costs and other assets, net	(3,166)	3,074
Accounts payable, accrued expenses and other liabilities	1,624	12,697
Net cash provided by operating activities	15,032	27,954
INVESTING ACTIVITIES:
Investment property acquisitions	(4,259)	(135,510)
Expenditures for real estate improvements	(11,618)	(6,382)
Purchase of investment securities	(6,500)	—
Cash received from disposal of properties	2,759	1,786
Net cash used in investing activities	(19,618)	(140,106)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(4,440)	(8,748)
Dividends and distributions paid on noncontrolling interests	(8,064)	—
Loan proceeds	123,230	265,000
Loan principal payments	(108,274)	(127,603)
Repurchase of debt securities	(3,116)	—
Loan prepayment penalty	(1,758)	(2,614)
Net cash (used in) provided by financing activities	(2,422)	126,035
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(7,008)	13,883
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	55,865	40,419
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$48,857	$54,302

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$25,419	$24,057
Restricted cash	23,438	30,245
Cash, cash equivalents, and restricted cash	$48,857	$54,302
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "we," "our" or "us") is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At September 30, 2023, the Trust owned 99.11% of the Operating Partnership. As of September 30, 2023, the Trust, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word “Company” refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires.

The Trust through the Operating Partnership owns Wheeler Interests ("WI") and Wheeler Real Estate, LLC ("WRE") (WRE and, together with WI, the "Operating Companies"). The Operating Companies are taxable REIT subsidiaries ("TRS") to accommodate serving the non-REIT properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the non-REIT properties to be allocated to a TRS.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All per share amounts, common units and shares outstanding, warrants, and conversion features of our 7.00% Subordinated Convertible Notes due 2031 (the "Convertible Notes") for all periods presented reflect the one-for-ten Reverse Stock Split, which took effect on August 17, 2023. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K").

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q include Cedar starting from the date of the Cedar Acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification, or ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

See the Company's audited 2022 Form 10-K for further disclosure regarding the Cedar Acquisition.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Nine Months Ended September 30,
	2023	2022
Non-Cash Transactions:
Conversion of common units to Common Stock	$57	$160
Conversion of Series B Preferred Stock to Common Stock	$—	$90
Conversion of Series D Preferred Stock to Common Stock	$140	$—
Accretion of Preferred Stock discounts	$438	$438
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	$1,979	$736
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$798	$700
Cash paid for interest	$18,951	$14,137

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $2.2 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, which consisted of $0.0 million and $2.4 million for an exchange offer (the "Exchange Offer") for outstanding shares of the Company's Series D Cumulative
Convertible Preferred Stock (the “Series D Preferred Stock”) and $1.1 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, for the repurchases of the Company's Convertible Notes described in Note 7 in this Form 10-Q. Additionally, other expense included transaction costs related to the redemptions by holders of the Series D Preferred Stock and Reverse Stock Split for $1.1 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

Other expenses were $0.0 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, which consisted of legal settlement costs.

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our one-for-ten Reverse Stock Split which was effective August 17, 2023.

3. Real Estate

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

St. George Plaza Land Acquisition

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
3. Real Estate (continued)
On February 21, 2023 the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.
George, South Carolina, for $0.2 million.

Devine Street Land Acquisition

On August 18, 2023, the Company purchased a 3.25 acre land parcel within Devine Street, located in Columbia, South Carolina, for $4.1 million (the "Devine Street Land Acquisition"). The Devine Street Land Acquisition terminated the Company's ground lease associated with this property.

Assets Held for Sale, Impairment and Dispositions

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expense was recorded for the three and nine months ended September 30, 2023. Impairment expense was $0.0 million and $0.8 million for the three and nine months ended September 30, 2022, respectively, resulting from reducing the carrying value of Harbor Pointe Associates, LLC, an approximate 5 acre land parcel ("Harbor Pointe Land Parcel"). The Harbor Pointe Land Parcel did not meet the requirements to be classified as held for sale at September 30, 2023 or December 31, 2022.

The following properties were sold during the nine months ended September 30, 2023 and 2022 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
July 11, 2023	Carll's Corner Outparcel	$3,000	$2,204	$2,759
January 11, 2022	Walnut Hill Plaza	$1,986	$(15)	$1,786

4. Investment Securities - Related Party
On June 1, 2023, the Company subscribed for an investment in the amount of $3.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a limited partnership formed in the State of Delaware (“SAI”). On September 1, 2023, the Company subscribed for an additional investment in the amount of $3.5 million for limited partnership interests in SAI. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions, or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

Stilwell Value LLC ("Value") is the general partner of SAI. Joseph Stilwell, a member of the Company's Board of Directors (the "Board"), is the managing member of Value and a limited partner in funds advised by Value. Additionally, E.J. Borrack, a member of the Board, serves as the General Counsel to Value and its affiliated entities, including SAI and related funds, and is a limited partner in one of the funds advised by Value. Megan Parisi, a member of the Company’s Board, serves as the Director of Communications to Value and its affiliated entities, including SAI and related funds, is a non-managing member of Value and is a limited partner in one of the funds advised by Value.

The Company’s initial subscription was approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee, the second subscription was approved by that Committee.

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

The Company may not withdraw its capital from SAI for a period of one year measured from the date of the Company's initial investment, subject to certain exceptions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
4. Investment securities (continued)

In consideration for management, administrative and operational services, limited partners of SAI pay a management fee to an affiliate of Value each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner’s capital account balance on the first day of such calendar quarter. In addition, as of the last day of each specified performance period, an incentive allocation of 20% of the amount by which the “positive performance change,” if any, that has been credited to the capital account of a limited partner during such period exceeds any positive balance in such limited partner’s “carryforward account,” is debited from the limited partner’s capital account and is simultaneously credited to the capital account of Value.

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the condensed consolidated statements of operations. As of September 30, 2023, the fair value of the Company’s SAI investment was $6.6 million, which includes $6.5 million from subscriptions and $33 thousand in fees. Unrealized gains on investment securities, net of fees were $49 thousand and $80 thousand for the three and nine months ended September 30, 2023, respectively.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	September 30, 2023	December 31, 2022
Leases in place, net	$18,374	$24,956
Lease origination costs, net	6,573	7,165
Ground lease sandwich interest, net	1,188	1,393
Tenant relationships, net	328	500
Legal and marketing costs, net	331	389
Prepaid expenses	3,944	1,456
Other	3	21
Total deferred costs and other assets, net	$30,741	$35,880
As of September 30, 2023 and December 31, 2022, the Company’s intangible accumulated amortization totaled $68.2 million and $62.4 million, respectively.

6. Rental Revenue and Tenant Receivables

Tenant Receivables

As of September 30, 2023 and December 31, 2022, the Company’s allowance for uncollectible tenant receivables totaled $1.3 million and $3.1 million, respectively.

Lease Contract Revenue

At September 30, 2023 and December 31, 2022, there were $7.5 million and $6.5 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Rental Revenue and Tenant Receivables (continued)
The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Base rent	$18,190	$13,791	$54,316	$37,607
Tenant reimbursements - variable lease revenue	5,030	3,875	15,467	10,455
Above (below) market lease amortization	1,232	494	3,865	478
Straight-line rents	285	314	1,004	547
Percentage rent - variable lease revenue	217	89	567	322
Lease termination fees	—	10	115	117
Other	549	222	1,257	435
Total	25,503	18,795	76,591	49,961
Credit losses on operating lease receivables	(299)	(77)	(481)	(267)
Total	$25,204	$18,718	$76,110	$49,694

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2023	December 31, 2022
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,804	$5,903
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,351	4,409
Tuckernuck	$32,202	5.00%	March 2026	4,807	4,915
Chesapeake Square	$23,857	4.70%	August 2026	4,038	4,106
Sangaree/Tri-County	$32,329	4.78%	December 2026	6,014	6,086
Timpany Plaza	Interest only	7.27%	September 2028	9,060	—
Village of Martinsville	$89,664	4.28%	July 2029	14,864	15,181
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,670	18,003
Convertible Notes	Interest only	7.00%	December 2031	31,530	33,000
Guggenheim Loan Agreement (2)	Interest only	4.25%	July 2032	75,000	75,000
JANAF Loan Agreement (3)	Interest only	5.31%	July 2032	60,000	60,000
Guggenheim-Cedar Loan Agreement (4)	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace Loan Agreement	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	—
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	—
Term loans - fixed interest rate	various	4.47% (5)	various	—	107,219
Total Principal Balance				495,933	482,447
Unamortized deferred financing cost				(18,501)	(16,418)
Total Loans Payable, net				$477,432	$466,029

(1) In October 2026, the interest rate changes to variable interest rate equal to the 5 years U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(2) Collateralized by 22 properties.
(3) Collateralized by JANAF properties.
(4) Collateralized by 10 Cedar properties.
(5) Contractual interest rate weighted average.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2023 are as follows (in thousands, unaudited):

For the remaining three months ended December 31, 2023	$361
December 31, 2024	7,220
December 31, 2025	12,313
December 31, 2026	16,260
December 31, 2027	3,049
December 31, 2028	12,924
Thereafter	443,806
Total principal repayments and debt maturities	$495,933

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

Timpany Plaza Loan Agreement
On September 12, 2023, the Company entered into a term loan agreement with Cornerstone Bank for $11.6 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months (the "Timpany Plaza Loan Agreement"). Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.1 million of the $11.6 million, and the remaining $2.5 million will be received upon certain lease-related contingencies being met. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

Convertible Notes

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares ):

For the nine months ended September 30,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2023	—	160,455	$1,718	$851	$2,569
2022	432,994	—	$1,733	$944	$2,677
(1) Shares issued as interest payment on Convertible Notes.

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million. On September 11, 2023, the Company paid down $0.9 million of the Convertible Notes through an open market purchase of 35,000 units totaling $1.9 million. As a result of these transactions, the Company recognized a $1.1 million and $1.6 million loss for the three and nine months ended September 30, 2023, respectively, which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the condensed consolidated statements of operations.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $441.8 million and $429.1 million, respectively, and the carrying value of such loans, was $451.2 million and $440.2 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of September 30, 2023 and December 31, 2022, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $69.4 million and $40.9 million, respectively, and the carrying value, was $26.2 million and $25.8 million, respectively.

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

Warrants to purchase shares of Common Stock outstanding at September 30, 2023 and December 31, 2022 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Powerscourt Warrant	49,641	$31.20	12/22/2023
Wilmington Warrant Tranche A	51,020	$34.30	3/12/2026
Wilmington Warrant Tranche B	42,424	$41.25	3/12/2026
Wilmington Warrant Tranche C	12,727	$68.75	3/12/2026

In measuring the warrant liabilities, the Company used the following inputs in its Monte Carlo model:

	September 30, 2023	December 31, 2022
Common Stock price	$3.28	$13.96
Weighted average contractual term to maturity	1.7 years	2.5 years
Range of expected market volatility %	92.98% - 168.12%	66.00% - 72.88%
Range of risk free interest rate	4.92% - 5.55%	4.14% - 4.68%

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

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
8. Derivative Liabilities (continued)

In measuring the embedded derivative liability, the Company used the following inputs in its binomial lattice model:

	September 30, 2023	December 31, 2022
Conversion price	$1.85 (1)	$62.50
Common Stock price	$3.28	$13.96
Contractual term to maturity	8.3 years	9.0 years
Expected market volatility %	80.00%	205.00%
Risk-free interest rate	4.60%	3.87%
Traded WHLRL price, % of par	220.00%	120.50%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation date of September 30, 2023, less a discount of 45%.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant liabilities and embedded derivative liability (in thousands, unaudited):

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Balance at the beginning of period	$7,111	$4,776
Changes in fair value - Warrants	(466)	(753)
Changes in fair value - Convertible Notes	6,747	3,088
Balance at end of period	$13,392	$7,111

9. Equity and Mezzanine Equity

Common Stock One-for-Ten Reverse Stock Split

On August 7, 2023, we announced that our Board of Directors had approved the Reverse Stock Split. The Reverse Stock Split took effect as of 5:00 p.m., Eastern Standard Time, on August 17, 2023 (the “Effective Time”). At the Effective Time, every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock, and as a result, the number of outstanding shares of Common Stock was reduced from approximately 9,809,195 to approximately 980,919. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on the Nasdaq Capital Market ("Nasdaq") on August 17, 2023 (as adjusted for the Reverse Stock Split), without any interest. All share and share-related information presented in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

Series D Preferred Stock - Redeemable Preferred Stock

After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis ("Holder Redemption Date"). Redemptions commenced on September 22, 2023 and the first Holder Redemption Date was October 5, 2023.

At September 30, 2023 and December 31, 2022, the Company had 3,308,603 and 3,152,392 issued shares, respectively and 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $123.8 million and $113.4 million in aggregate liquidation value, respectively, of which the Company had received requests to redeem 172,241 shares as of September 30, 2023. These redemptions were considered certain at September 30, 2023 and $6.4 million was reclassed from mezzanine equity to a liability, “Series D Preferred Stock redemptions,” on the condensed consolidated balance sheets.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Equity and Mezzanine Equity (continued)
The changes in the carrying value of the Series D Preferred Stock for the nine months ended September 30, 2023 and 2022 are as follows (in thousands, unaudited):

Series D Preferred Stock
Balance December 31, 2022	$101,518
Accretion of Preferred Stock discount	125
Conversion of Series D Preferred Stock to Common Stock	(140)
Undeclared dividends	2,118
Balance March 31, 2023	103,621
Accretion of Preferred Stock discount	124
Undeclared dividends	2,115
Paid-in-kind interest, issuance of Preferred Stock	2,006
Balance June 30, 2023	107,866
Accretion of Preferred Stock discount	124
Undeclared dividends	2,269
Accretion to liquidation preference (1)	13,542
Series D Preferred Stock redemptions	(6,448)
Balance September 30, 2023	$117,353

(1) As of the Series D Redemption Date, the Series D Preferred Stock was adjusted to $25.00 liquidation preference plus accrued and unpaid dividends, representing a $13.5 million adjustment to its carrying value.

Series D Preferred Stock
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

The following table summarizes the potential dilution of conversion of Operating Partnership common units ("Common Units"), Series B Preferred, Series D Preferred Stock, warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
9. Equity and Mezzanine Equity (continued)
antidilutive.

	September 30, 2023
	Outstanding shares	Potential Dilutive Shares
Common units	13,566	13,566
Series B Preferred Stock	3,379,142	211,196
Series D Preferred Stock	3,308,603	729,958
Warrants to purchase Common Stock	—	155,812
Convertible Notes	—	9,405,539

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Arrears	Per Share
For the nine months ended September 30, 2023	$6,502	$1.97

For the nine months ended September 30, 2022	$6,354	$2.01

The total cumulative dividends in arrears for Series D Preferred Stock is $41.1 million as of September 30, 2023 (per share $12.42). Commencing September 21, 2023, the Series D Preferred Stock holders are entitled to cumulative cash dividends at an annual dividend rate of 12.75% increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 16%, including the 2% default rate.

There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred Stock during the nine months ended September 30, 2023 and 2022.

10. Commitments and Contingencies

Lease Commitments

The Company has ground leases and leases its corporate headquarters; both are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2023 and 2022, the weighted average remaining lease term of our leases was 36 and 34 years, respectively. Rent expense under the operating lease agreements were $0.3 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively. Rent expense under the operating lease agreements was $0.9 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively.

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

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The Court has set a briefing schedule. At this juncture, the outcome of the litigation remains uncertain.

High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031, in the United States District Court for the Eastern District of New York. On July 11, 2022, a purported holder of Cedar's outstanding preferred stock filed a complaint against Cedar and Cedar's Board of Directors prior to the Merger in the United States District Court for the Eastern District of New York, entitled High Income Securities Fund v. Cedar Realty Trust, Inc., et al., No. 2:22-cv-4031. The complaint alleged that the Defendants violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder by making false and misleading statements and omissions, and that Cedar's former Board of Directors are control persons under Section 20(a) of the Exchange Act. On September 25, 2023, the Court granted Defendants’ motion to dismiss the complaint with prejudice, and the time within which the Plaintiff could have appealed such decision has passed.

Krasner v. Cedar Realty Trust, Inc., et. al., in the United States District Court for the Eastern District of New York, Case No. 2:22-cv-06945. On October 14, 2022, a purported holder of Cedar's outstanding preferred stock filed a putative class action against Cedar, the Board of Directors prior to the Cedar Acquisition, and the Company in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., (Case No. 613985/2022). The complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and the former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against the former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. Defendants removed the case to a federal court. On April 24, 2023, the federal court granted Plaintiff’s motion to remand the case to the Nassau County Supreme Court. Defendants sought and received leave from the federal appellate court for permission to appeal the remand decision. The appeal has been briefed and argued. In the interim, Defendants filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. The motions have been fully briefed, including supplemental briefing on the impact of the Maryland decision. The court held a hearing on the motions on October 27, 2023, but has not yet issued a ruling thereon. At this juncture, the outcome of the litigation is uncertain.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a wholly-owned subsidiary of the Company, pursuant to the Wheeler Real Estate Company Management Agreement. During the three and nine months ended September 30, 2023, Cedar paid the Company $0.7 million and $1.1 million, respectively, for these services. During the three and nine months ended September 30, 2022, Cedar paid the Company $0.1 million and $0.1 million, respectively, for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). Related party amounts due to the Company from Cedar as of September 30, 2023 and December 31, 2022 are comprised of:

	September 30, 2023 (b)	December 31, 2022 (b)
2022 financings and real estate taxes	$7,166	$7,166
Management fees	220	110
Leasing commissions	555	85
Cost Sharing Agreement allocations (a)	424	—
Other	21	(33)
Total	$8,386	$7,328

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

12. Subsequent Events

Series D Preferred Stock Redemption update

The first monthly Holder Redemption Date occurred on October 5, 2023. The Company received fully complete and timely redemption requests from 50 Series D Preferred Holders, collectively redeeming 172,911 shares of Series D Preferred Stock for a redemption price per share of approximately $37.48. The Company settled the redemption price in Common Stock. The volume weighted average of the closing sales price, as reported on the Nasdaq, per share of Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date was approximately $2.89. Accordingly, the Company issued 2,245,591 shares of Common Stock in settlement of an aggregate redemption price of approximately $6.5 million.

The second monthly Holder Redemption Date occurred on November 6, 2023. The Company received fully complete and timely redemption requests from 90 Series D Preferred Holders, collectively redeeming 319,762 shares of Series D Preferred Stock for a redemption price per share of approximately $37.76. The Company settled the redemption price in Common Stock. The volume weighted average of the closing sales price, as reported on the Nasdaq, per share of Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date was approximately $0.84. Accordingly, the Company issued 14,355,723 shares of Common Stock in settlement of an aggregate redemption price of approximately $12.1 million.

The Company recognized an aggregate $5.9 million gain as a result of the difference between the VWAP used to calculate the number of shares of Common Stock distributed to redeeming holders of Series D Preferred Stock and the fair market value of such Common Stock on each of the two Holder Redemption Dates.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12. Subsequent Events (continued)
Adjustment to Conversion Price of Convertible Notes

Because at least 100,000 shares of the Series D Preferred Stock have been redeemed, pursuant to Section 14.02
(Optional Conversion) of the indenture governing the Company’s Convertible Notes (the "Convertible Notes Indenture"), effective October 5, 2023, the conversion price for the Convertible Notes was adjusted to $1.59 per share of the Company’s Common Stock, (15.72 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

For the November redemptions, the lowest price at which any Series D Preferred Stock was converted by a holder into
Common Stock was approximately $0.84.

Accordingly, pursuant to Section 14.02 (Optional Conversion) of the Convertible Notes Indenture, the conversion price for the Convertible Notes was further adjusted to $0.46 per share of Common Stock (54.05 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted), representing a 45% discount to $0.84.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2022 Form 10-K. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect the one-for-ten Reverse Stock Split, which took effect on August 17, 2023. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those discussed under the section entitled "Forward-Looking Statements." These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the Company acquired Cedar Realty Trust. As a result of that acquisition, Cedar became a subsidiary of the Company and this Form 10-Q includes Cedar starting from the date of acquisition.
As of September 30, 2023, the Company, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 45%, 40% and 15% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Series D Preferred Stock - Exchange Offer and Consent Solicitation

On November 22, 2022, the Company commenced the Exchange Offer, which, as subsequently amended, provided for the exchange of up to 2,112,103 outstanding shares of Series D Preferred Stock, representing 67% of the outstanding shares of Series D Preferred Stock, for (i) 6.00% Subordinated Convertible Notes due 2028, and (ii) Common Stock, in each case to have been newly issued by the Company. As of the expiration of the Exchange Offer on January 20, 2023, 864,391 shares of Series D Preferred Stock (representing 26.8% of the total outstanding Series D Preferred Stock) had been validly tendered (and not validly withdrawn) in the Exchange Offer. Accordingly, the condition that the holders of at least 66 2/3% of the outstanding shares of Series D Preferred Stock validly tender their Series D Preferred Stock into the Exchange Offer had not been satisfied and the Exchange Offer expired on January 20, 2023.

Series D Preferred Stock - Redemption

After September 21, 2023, each holder of the Series D Preferred Stock of the Company has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis – with redemptions commencing September 22, 2023 and the first Holder Redemption Date of October 5, 2023. At September 30, 2023, the Company had received requests to redeem 172,241 shares of Series D Preferred Stock. As such, the redemption of these Series D Preferred Stock is considered certain at September 30, 2023 and $6.4 million was reclassed from mezzanine equity to a liability, “Series D Preferred Stock redemptions” on the condensed consolidated balance sheets. This represents the $25.00 liquidation preference plus accrued and unpaid dividends at September 30, 2023.

Dispositions

Disposal Date	Property	Contract Price	Gain	Net Proceeds
July 11, 2023	Carll's Corner Outparcel - Bridgeton, New Jersey	$3,000	$2,204	$2,759

Land Acquisitions

On February 21, 2023 the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.
George, South Carolina, for $0.2 million.

On August 18, 2023 the Company purchased a 3.25 acre land parcel within Devine Street, located in Columbia, South Carolina, for $4.1 million. The Devine Street Land Acquisition terminated the Company's ground lease associated with this property.

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into the Term Loan Agreement, 12 properties for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into the Term Loan Agreement, 8 properties for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July 2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance 8 properties, including $0.7 million in defeasance.

Timpany Plaza Loan Agreement

On September 12, 2023, the Company entered into the Timpany Plaza Loan Agreement for $11.6 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.1 million of the $11.6 million and the remaining $2.5 million will be received upon certain lease-related contingencies. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

Convertible Notes

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the nine months ended September 30,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2023	—	160,455	$1,718	$851	$2,569
2022	432,994	—	$1,733	$944	$2,677
(1) Shares issued as interest payment on Convertible Notes.

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million. On September 11, 2023, the Company paid down $0.9 million of the Convertible Notes through an open market purchase of 35,000 units totaling $1.9 million. As a result of these transactions the Company recognized a $1.1 million and $1.6 million loss for the three and nine months ended September 30, 2023, respectively, which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the condensed consolidated statements of operations.

Related Party Transactions

The Company performs property management and leasing services for Cedar, a wholly-owned subsidiary of the Company. During the three months ended September 30, 2023 and 2022, Cedar paid the Company $0.7 million and $0.1 million, respectively, for these services. During the nine months ended September 30, 2023 and 2022, Cedar paid the Company $1.1 million and $0.1 million, respectively, for these services. Related party amounts due to the Company from Cedar were $8.4 million and $7.3 million as of September 30, 2023 and December 31, 2022, respectively, and have been eliminated for consolidation purposes.

On June 1, 2023 the Company subscribed for an investment in the amount of $3.0 million for limited partnership interests in SAI. On September 1, 2023 the Company subscribed for an additional investment in the amount of $3.5 million for limited partnership interests in SAI.

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the condensed consolidated statements of operations. As of September 30, 2023, the fair value of the Company’s SAI investment was $6.6 million which includes $6.5 million from subscriptions and $33 thousand in fees. Unrealized gains on investment securities, net of fees were $49 thousand and $80 thousand for the three and nine months ended September 30, 2023, respectively. See Note 4 in the condensed consolidated financial statements for additional details.

Preferred Dividends

At September 30, 2023, the Company had accumulated undeclared dividends of $41.1 million to holders of shares of our Series D Preferred Stock of which $2.3 million and $6.5 million is attributable to the three and nine months ended September 30, 2023, respectively. Commencing September 21, 2023, the Series D Preferred Stock holders are entitled to cumulative cash dividends at an annual dividend rate of 12.75% increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 16%, including the 2% default rate.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Renewals(1):
Leases renewed with rate increase (sq feet)	129,041	166,594	598,259	382,802
Leases renewed with rate decrease (sq feet)	—	47,538	—	59,027
Leases renewed with no rate change (sq feet)	133,119	143,060	210,377	217,711
Total leases renewed (sq feet)	262,160	357,192	808,636	659,540

Leases renewed with rate increase (count)	32	31	91	75
Leases renewed with rate decrease (count)	—	5	—	10
Leases renewed with no rate change (count)	7	6	16	24
Total leases renewed (count)	39	42	107	109

Option exercised (count)	6	5	22	12

Weighted average on rate increases (per sq foot)	$1.32	$1.18	$0.84	$1.22
Weighted average on rate decreases (per sq foot)	$—	$(0.70)	$—	$(1.15)
Weighted average rate on all renewals (per sq foot)	$0.65	$0.46	$0.62	$0.61

Weighted average change over prior rates	7.2%	5.5%	6.9%	6.6%

New Leases(1) (2):
New leases (sq feet)	135,537	84,874	267,319	183,064
New leases (count)	16	18	44	56
Weighted average rate (per sq foot)	$10.71	$11.21	$12.37	$11.99

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

Results of Operations

Results from operations for the three and nine months ended September 30, 2023 reflect the results of the Cedar Acquisition on August 22, 2022. Accordingly, our results of operations will reflect the combined operations for future quarters subsequent to the acquisition date. Therefore, our historical financial statements will not be indicative of future operating results.

Comparison of the three months ended September 30, 2023 and 2022

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Three Months Ended Changes
	2023	2022	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	76	(1)	a decrease	(1.3)%
Aggregate gross leasable area at period end (1)	8,140,236	8,183,345	(43,109)	a decrease	(0.5)%
Ending leased rate at period end (1)	93.1%	92.1%	1.0%	an increase	1.1%
FINANCIAL DATA:
Rental revenues	$24,655	$18,486	$6,169	an increase	33.4%
Other revenues	549	232	317	an increase	136.6%
Total Revenue	25,204	18,718	6,486	an increase	34.7%
OPERATING EXPENSES:
Property operations	8,771	6,655	2,116	an increase	31.8%
Depreciation and amortization	6,875	4,981	1,894	an increase	38.0%
Corporate general & administrative	2,475	2,498	(23)	a decrease	(0.9)%
Total Operating Expenses	18,121	14,134	3,987	an increase	28.2%
Gain on disposal of properties	2,204	—	2,204	an increase	100.0%
Operating Income	9,287	4,584	4,703	an increase	102.6%
Interest income	163	15	148	an increase	986.7%
Gain on investment securities, net	49	—	49	an increase	100.0%
Interest expense	(7,469)	(6,949)	(520)	a decrease	(7.5)%
Net changes in fair value of derivative liabilities	(11,163)	(656)	(10,507)	a decrease	(1,601.7)%
Other expense	(2,233)	—	(2,233)	a decrease	(100.0)%
Net Loss Before Income Taxes	(11,366)	(3,006)	(8,360)	a decrease	(278.1)%
Income tax expense	(2)	—	(2)	a decrease	(100.0)%
Net Loss	(11,368)	(3,006)	(8,362)	a decrease	(278.2)%
Less: Net Income attributable to noncontrolling interests	2,693	1,234	1,459	an increase	118.2%
Net Loss Attributable to Wheeler REIT	$(14,061)	$(4,240)	$(9,821)	a decrease	(231.6)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $25.2 million and $18.7 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 34.7%. The increase in rental revenues of $6.2 million is primarily a result of the $5.8 million increase in non-same store property revenues due to the Cedar Acquisition, and a $0.7 million increase in market lease amortization.

Total Operating Expenses

Total operating expenses were $18.1 million and $14.1 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 28.2%. Property operations expense increased $2.1 million, primarily a result of the $1.4 million increase in non-same store property expense due to the Cedar Acquisition and a $0.7 million increase in same store property expense.

Depreciation and amortization increased 38.0% for the three months ended September 30, 2023, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $2.5 million and $2.5 million for the three months ended September 30, 2023 and 2022, respectively.

Interest Expense

Interest expense was $7.5 million and $6.9 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 7.5%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Three Months Ended September 30,		Three Months Ended Changes
	2023	2022	Change	% Change
Property debt interest - excluding Cedar debt	$4,353	$3,715	$638	17.2%
Convertible Notes interest	563	578	(15)	(2.6)%
Defeasance paid	—	1,156	(1,156)	(100.0)%
Amortization of deferred financing costs	636	806	(170)	(21.1)%
Property debt interest - Cedar	1,917	694	1,223	100.0%
Total Interest Expense	$7,469	$6,949	$520	7.5%

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a loss of $11.2 million and a loss of $0.7 million for the three months ended September 30, 2023 and 2022, respectively, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 8 in the condensed consolidated financial statements for additional details.

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $2.2 million for the three months ended September 30, 2023, which is the result of $1.1 million for the repurchases of the Company's Convertible Notes described in Note 7 in this Form 10-Q and transaction costs related to the Series D Redemptions and Reverse Stock Split for $1.1 million. Other expenses were $0.0 million for the three months ended September 30, 2022.

Comparison of the nine months ended September 30, 2023 and 2022

The following table presents a comparison of the condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,		Nine Months Ended Changes
	2023	2022	Change		% Change
PROPERTY DATA:
Number of properties owned and leased at period end (1)	75	76	(1)	a decrease	(1.3)%
Aggregate gross leasable area at period end (1)	8,140,236	8,183,345	(43,109)	a decrease	(0.5)%
Ending leased rate at period end (1)	93.1%	92.1%	1.0%	an increase	1.1%
FINANCIAL DATA:
Rental revenues	$74,738	$49,142	$25,596	an increase	52.1%
Other revenues	1,372	552	820	an increase	148.6%
Total Revenue	76,110	49,694	26,416	an increase	53.2%
OPERATING EXPENSES:
Property operations	26,068	16,637	9,431	an increase	56.7%
Depreciation and amortization	21,642	12,222	9,420	an increase	77.1%
Impairment of assets held for sale	—	760	(760)	a decrease	(100.0)%
Corporate general & administrative	8,364	5,434	2,930	an increase	53.9%
Total Operating Expenses	56,074	35,053	21,021	an increase	60.0%
Gain (loss) on disposal of properties	2,204	(15)	2,219	an increase	14,793.3%
Operating Income	22,240	14,626	7,614	an increase	52.1%
Interest income	336	42	294	an increase	700.0%
Gain on investment securities, net	80	—	80	an increase	100.0%
Interest expense	(24,125)	(19,079)	(5,046)	a decrease	(26.4)%
Net changes in fair value of derivative liabilities	(6,281)	(2,533)	(3,748)	a decrease	(148.0)%
Other expense	(5,273)	(691)	(4,582)	a decrease	(663.1)%
Net Loss Before Income Taxes	(13,023)	(7,635)	(5,388)	a decrease	(70.6)%
Income tax expense	(48)	—	(48)	a decrease	(100.0)%
Net Loss	(13,071)	(7,635)	(5,436)	a decrease	(71.2)%
Less: Net Income attributable to noncontrolling interests	8,061	1,237	6,824	an increase	551.7%
Net Loss Attributable to Wheeler REIT	$(21,132)	$(8,872)	$(12,260)	a decrease	(138.2)%
(1) Excludes the undeveloped land parcels. Includes assets held for sale.

Total Revenue

Total revenues were $76.1 million and $49.7 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of 53.2%. The increase in rental revenues of $25.6 million is primarily a result of the $21.7 million increase in non-same store property revenues due to the Cedar Acquisition, $0.7 million increase in same store property revenues and a $3.4 million increase in market lease amortization.

Total Operating Expenses

Total operating expenses were $56.1 million and $35.1 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of 60.0%. Property operations expense increased $9.4 million, primarily a result of the $8.1 million increase in non-same store property expense due to the Cedar Acquisition and a $1.3 million increase in same store property expense.

Impairment of assets held for sale was $0.0 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively, as a result of Harbor Pointe Land Parcel impairment.

Depreciation and amortization increased 77.1% for the nine months ended September 30, 2023, as a result of the Cedar Acquisition.

Corporate general and administrative expenses were $8.4 million and $5.4 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of 53.9%, primarily a result of the following:

•$2.1 million increase in professional fees, primarily due to the Cedar Acquisition;
•$0.3 million increase in compensation and benefits, primarily driven by hiring more employees due to the Cedar Acquisition and payroll-related costs; and
•$0.4 million increase in corporate administration costs.

Interest Expense

Interest expense was $24.1 million and $19.1 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of 26.4%. Below is a comparison of the components which make up interest expense (in thousands, unaudited):

	Nine Months Ended September 30,		Nine Months Ended Changes
	2023	2022	Change	% Change
Property debt interest - excluding Cedar debt	$11,850	$10,940	$910	8.3%
Convertible Notes interest (1)	2,569	2,677	(108)	(4.0)%
Defeasance paid	1,758	2,614	(856)	(32.7)%
Amortization of deferred financing costs	2,357	2,154	203	9.4%
Property debt interest - Cedar	5,591	694	4,897	100.0%
Total Interest Expense	$24,125	$19,079	5,046	26.4%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net Change in Fair Value of Derivative Liabilities

The net changes in the fair value of derivative liabilities was a loss of $6.3 million and a loss of $2.5 million for the nine months ended September 30, 2023 and 2022, respectively, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 8 in the condensed consolidated financial statements for additional details.

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $5.3 million for the nine months ended September 30, 2023, which consisted of $2.4 million costs for the Exchange Offer and $1.6 million result of the two repurchases of Convertible Notes. Additionally, other expense included transaction costs related to the Series D Redemptions and Reverse Stock Split for $1.3 million for the nine months ended September 30, 2023. Other expenses were $0.7 million for the nine months ended September 30, 2022, which consisted of legal settlement costs.

Same Store Operating Income

Net operating income ("NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that NOI is a useful measure of the Company's property operating performance. The Company defines NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses NOI to evaluate its operating performance since NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. NOI should not be viewed as a measure of the Company's overall financial performance since it does not reflect general and administrative expenses, depreciation and amortization, involuntary conversion, interest expense, interest income, provision for income taxes, straight-line rents, market lease amortization, gain or loss on sale or disposition of assets, and the level of capital expenditures and leasing costs necessary to maintain the operating performance of the Company's properties. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to that of other REITs.

The following table is a reconciliation of same store NOI from operating income (the most directly comparable GAAP financial measure). Same stores consist only of those properties owned during all periods presented in their entirety.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

	(in thousands, unaudited)
Operating Income	$9,287	$4,584	$22,240	$14,626
Adjustments:
(Gain) loss on disposal of properties	(2,204)	—	(2,204)	15
Corporate general & administrative	2,475	2,498	8,364	5,434
Impairment of assets held for sale	—	—	—	760
Depreciation and amortization	6,875	4,981	21,642	12,222
Straight-line rents	(285)	(314)	(1,004)	(547)
Above (below) market lease amortization	(1,232)	(494)	(3,865)	(478)
Other non-property revenue	—	2	(131)	(14)
NOI related to non-same store properties	(5,384)	(1,004)	(14,994)	(1,432)
Same Store Property Net Operating Income	$9,532	$10,253	$30,048	$30,586

Property revenues	$15,384	$15,382	$46,287	$45,551
Property expenses	5,852	5,129	16,239	14,965
Same Store Property Net Operating Income	$9,532	$10,253	$30,048	$30,586

Total same store property NOI was $9.5 million and $10.3 million for the three months ended September 30, 2023 and 2022, respectively, representing a decrease of 7.0% primarily due to a 14.1 % increase in property expenses. Total same store property NOI was $30.0 million and $30.6 million for the nine months ended September 30, 2023 and 2022, respectively, representing an decrease of 1.8% primarily due to increases in property expenses.

Funds from Operations

We use funds from operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of Nareit in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by Nareit, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

Below is a reconciliation of net loss to FFO, a non-GAAP measurement (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended Changes		Nine Months Ended Changes
	2023	2022	2023	2022	Change	% Change	Change	% Change

Net Loss	$(11,368)	$(3,006)	$(13,071)	$(7,635)	$(8,362)	(278.2)%	$(5,436)	(71.2)%
Depreciation and amortization of real estate assets	6,875	4,981	21,642	12,222	1,894	38.0%	9,420	77.1%
Impairment of assets held for sale	—	—	—	760	—	—%	(760)	(100.0)%
(Gain) loss on disposal of properties	(2,204)	—	(2,204)	15	(2,204)	(100.0)%	(2,219)	(14,793.3)%
FFO	$(6,697)	$1,975	$6,367	$5,362	$(8,672)	(439.1)%	$1,005	18.7%

During the three months ended September 30, 2023, FFO decreased $8.7 million. During the nine months ended September 30, 2023, FFO increased $1.0 million.

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

Total AFFO is shown in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

FFO	$(6,697)	$1,975	$6,367	$5,362
Preferred Stock dividends - undeclared	(2,415)	(2,264)	(6,940)	(6,792)
Dividends on noncontrolling interests preferred stock	(2,688)	(1,225)	(8,064)	(1,225)
Preferred stock accretion adjustments	146	146	438	438
FFO available to common stockholders and common unitholders	(11,654)	(1,368)	(8,199)	(2,217)
Other non-recurring and non-cash expense	8	1,241	2,043	3,388
Gain on investment securities, net	(49)	—	(80)	—
Net changes in fair value of derivative liabilities	11,163	656	6,281	2,533
Straight-line rental revenue, net straight-line expense	(293)	(306)	(997)	(523)
Deferred financing cost amortization	636	806	2,357	2,154
Paid-in-kind interest	—	—	2,006	2,099
Above (below) market lease amortization	(1,232)	(494)	(3,865)	(478)
Recurring capital expenditures and tenant improvement reserves	(404)	(409)	(1,221)	(948)
AFFO	$(1,825)	$126	$(1,675)	$6,008

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses of $0.0 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, were primarily a result of $1.8 million in loan defeasance payments and $0.3 million costs to demolish decommissioned space not included in the Company's gross leasable area. Other non-recurring expenses of $1.2 million and $3.4 million for the three and nine months ended September 30, 2022, respectively, primarily include $1.2 million and $2.6 million in loan defeasance payments, respectively, a result of the 2022 loan refinancing activities, $0.0 million and $0.7 million legal settlement costs, respectively and severance.

Liquidity and Capital Resources

At September 30, 2023, our consolidated cash, cash equivalents and restricted cash totaled $48.9 million compared to consolidated cash, cash equivalents and restricted cash of $54.3 million at September 30, 2022. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$15,032	$27,954
Investing activities	$(19,618)	$(140,106)
Financing activities	$(2,422)	$126,035

Operating Activities

Our cash flows from operating activities decreased $12.9 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $15.2 million and $12.0 million for 2023 and 2022, respectively, an increase of $3.2 million. The increase was primarily a result of the Cedar Acquisition, partially offset by an increase in cash paid for interest expense, other expenses and corporate general and administrative expenses.

Investing Activities

Our cash flows used in investing activities decreased $120.5 million, primarily due to the costs related to the Cedar Acquisition in 2022 and the proceeds from the Carll's Corner Out Parcel sale, partially offset by the investment purchase of $6.5 million subscription with SAI, increase in capital expenditures paid of $9.5 million, including the purchases of the St. George Plaza Land Parcel and Devine Street Land Acquisition and the proceeds from the Walnut Hill Plaza property sale in 2022.

Financing Activities

Our cash flows used in financing activities were $2.4 million for the nine months ended September 30, 2023, compared to cash flows provided by financing activities of $126.0 million for the comparable period in 2022.

Financing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:
•$16.4 million 2023 loan refinancing activities, net, including loan agreement for Timpany Plaza;

Cash outflows:
•$8.1 million for distributions paid on noncontrolling interests;
•$4.4 million payments for deferred financing costs;
•$1.8 million defeasance payments;
•$3.1 million repurchase of debt securities; and
•$1.4 million scheduled loan principal payments on debt.

Financing activities during the nine months ended September 30, 2022 primarily consisted of:

Cash inflows:
•$14.3 million 2022 loan refinancing activities, net; and
•$130.0 million loan related to the Cedar Acquisition;

Cash outflows:
•$8.7 million payments for deferred financing costs;
•$3.8 million scheduled loan principal payments on debt;
•$3.1 million loan principal payment related to the sale of Walnut Hill Plaza; and
•$2.6 million defeasance payments.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
	(unaudited)
Fixed-rate notes	$495,933	$482,447
Total debt	$495,933	$482,447

The weighted average interest rate and term of our fixed-rate debt are 5.42% and 8.41 years, respectively, at September 30, 2023. We have $7.1 million of debt maturing, including principal repayments, during the twelve months ending September 30, 2024. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 7 included in the condensed consolidated financial statements for additional mortgage indebtedness details.

NASDAQ Notices

On June 26, 2023, we received a letter from the listing qualifications staff (the “Staff”) of Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") for continued listing standards. This rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On September 1, 2023, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that, based on the closing bid price of the Company’s Common Stock having been at least $1.00 per share for the required period, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and the minimum bid price deficiency matter previously disclosed by the Company on June 28, 2023 was closed.

In addition, effective as of June 2, 2023, one of our directors, Michelle D. Bergman, tendered her resignation, for personal reasons, as a member of the Board of Directors, including her membership on the Audit Committee and Compensation Committee of the Board of Directors. The effect of this resignation caused the Audit Committee to consist of two members. On July 12, 2023, we received a letter from the Staff of Nasdaq notifying the Company that because the Audit Committee only had two members, the Company no longer complied with the requirement set forth in the Nasdaq Listing Rule 5605 that the Audit Committee consist of at least three members. On August 31, 2023, the Board voted to elect Dennis Pollack as a director of the Company and to appoint him to the Audit Committee, in each case effective as of September 5, 2023. On September 14, 2023, Nasdaq notified the Company that it had regained compliance with Nasdaq Listing Rules 5605(b)(1) and 5605(c)(2), which require an audit committee of a Nasdaq-listed company to have a minimum of three members, each satisfying the independence requirements set forth in the applicable listing rules, and the matter was closed.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended September 30, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2023 are $7.1 million in principal and regularly scheduled payments due in the twelve months ended September 30, 2024 as described in Note 7 in the condensed consolidated financial statements.

In addition to liquidity required to fund debt payments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $25.4 million in cash and cash equivalents at September 30, 2023;
•had $23.4 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at September 30, 2023; and
•intends to use cash generated from operations during the twelve months ended September 30, 2024.

Additionally, the Company plans to undertake measures to grow its operations and increase liquidity through delivering space currently leased but not yet occupied, backfilling vacant anchor spaces, replacing tenants who are in default of their lease terms, increasing future lease revenue through tenant improvements partially funded by restricted cash, disposition of non-core assets in the ordinary course of business and refinancing properties.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow may be limited without additional capital.

Convertible Notes

In July 2021, we raised additional capital for the Company through a rights offering pursuant to which the Common Stock holders purchased $30.0 million in aggregate principal amount of our Convertible Notes. Interest on the Convertible Notes is payable at the Company’s option in cash, Series B Preferred and/or Series D Preferred Stock.

On December 31, 2021, the first interest payment date on the Convertible Notes, interest was paid in the form of Series D Preferred Stock. On June 30, 2023, interest was paid in the form of Series D Preferred Stock; which was the second instance when interest on the Convertible Notes was paid in the form of Series D Preferred Stock. For purposes of determining the value of the Series D Preferred Stock paid as interest on the Convertible Notes, each share of Series D Preferred Stock was deemed to have a value equal to the product of (x) the average of the per share volume-weighted average prices of the Series D Preferred Stock for the 15 consecutive trading days ending on the third business day immediately preceding the interest payment date, and (y) 0.55.

The Convertible Notes could have the effect of causing, if interest is paid in the future in shares of Series D Preferred Stock, substantial dilution of the Series D Preferred Stock and reduction in the value of any Series D Preferred Stock. In addition, depending on the prices at which the ongoing monthly redemptions of Series D Preferred Stock occur, the conversion price for the
Convertible Notes could be repeatedly adjusted downwards which would in turn cause significant pressure on the value of the
Company’s Common Stock.

In an effort to address the risk associated with the significant and growing financial obligation to the Series D Preferred Holders, and to provide the Series D Preferred Holders with an opportunity to receive value for their Series D Preferred Stock prior to the Series D Redemption Date, on November 22, 2022, the Company commenced an Exchange Offer and related Consent Solicitation which was unsuccessful and expired in January 2023.

Series D Preferred Stock

As of September 30, 2023, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $82.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $41.1 million, for a total liquidation value of $123.8 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

The first monthly Holder Redemption Date occurred on October 5, 2023. The Company received fully complete and timely redemption requests from 50 Series D Preferred Holders, collectively redeeming 172,911 shares of Series D Preferred Stock for a redemption price per share of approximately $37.48. The Company settled the redemption price in Common Stock. The volume weighted average of the closing sales price, as reported on the Nasdaq, per share of Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date was approximately $2.89. Accordingly, the Company issued 2,245,591 shares of Common Stock in settlement of an aggregate redemption price of approximately $6.5 million.

The second monthly Holder Redemption Date occurred on November 6, 2023. The Company received fully complete and timely redemption requests from 90 Series D Preferred Holders, collectively redeeming 319,762 shares of Series D Preferred Stock for a redemption price per share of approximately $37.76. The Company settled the redemption price in Common Stock. The volume weighted average of the closing sales price, as reported on the Nasdaq, per share of Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date was approximately $0.84. Accordingly, the Company issued 14,355,723 shares of Common Stock in settlement of an aggregate redemption price of approximately $12.1 million.

We anticipate that, in the event the Series D Preferred Holders’ continue to exercise their redemption rights, the Company will continue to pay the aggregate redemption price in shares of our Common Stock.

The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to continue to settle redemptions of Series D Preferred in Common Stock.

We believe that the issuance of Common Stock to settle redemptions in Common Stock will continue to result in a substantial dilution of the outstanding Common Stock.

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

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. The degree and pace of these changes have had and may continue to have impacts on our business.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements beginning on page 13 of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2022 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the nine months ended September 30, 2023, there have been no significant changes to these estimates and policies previously disclosed in our 2022 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Available Information

The Company’s website address is www.whlr.us. We make available free of charge through our website our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. In addition, we have posted the Charters of our Asset Liability Committee, Audit Committee, Compensation Committee, Governance and Nominating Committee, Executive Committee, Litigation Committee, Related Person Transactions Committee and Series D Redemption Facilitation Committee, as well as our Code of Business Conduct and Ethics, Corporate Governance Principles, and Insider Trading Policy, all under separate headings. The content of our website is not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2023 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

None.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of November 7, 2023, the Company had accumulated undeclared dividends of $36.8 million to holders of shares of our Series D Preferred Stock, of which $2.3 million and $6.5 million were attributable to the three and nine months ended September 30, 2023, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit

3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023 (Filed as an Exhibit to Form 8-K, filed on August 17, 2023)

3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023 (Filed as an Exhibit to Form 8-K, filed on August 17, 2023)

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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 7, 2023