Form 10-K
period 2023-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2024-03-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2023
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated file	☐	☐	Accelerated filer

Non-accelerated filer	☑	☑	Smaller reporting company

		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $5,301,111, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of March 1, 2024, there were 68,023,718 shares of Common Stock, $0.01 par value per share, outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described herein.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "WHLR," "we," "our" or "us") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-K include, but are not limited to:

•the use of and demand for retail space;
•general and economic business conditions, including those affecting the ability of individuals to spend in retail shopping centers and/or the rate and other terms on which we are able to lease our properties;
•the loss or bankruptcy of the Company's tenants;
•the state of the U.S. economy generally, or specifically in the Mid-Atlantic, Southeast and Northeast where our properties are geographically concentrated;
•consumer spending and confidence trends;
•availability, terms and deployment of capital;
•substantial dilution of our common stock, par value $0.01 ("Common Stock") and steep decline in its market value resulting from the exercise by the holders of our Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") of their redemption rights and downward adjustment of the conversion price on our outstanding 7.00% Subordinated Convertible Notes due 2031 (the "Convertible Notes"), each of which has already occurred and is anticipated to continue;
•the degree and nature of our competition;
•changes in governmental regulations, accounting rules, tax rates and similar matters;
•adverse economic or real estate developments in our markets of the Mid-Atlantic, Southeast and Northeast;
•the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company;
•the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration;
•the Company’s ability to re-lease its properties on the same or better terms in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant;
•litigation risks generally;
•the risk that shareholder litigation in connection with the Cedar Acquisition (as defined herein) may result in significant costs of defense, indemnification and liability;
•financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors;
•the impact of the Company’s leverage on operating performance;
•risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence;
•risks endemic to real estate and the real estate industry generally;

•the adverse effect any future pandemic, endemic or outbreak of infectious diseases, and mitigation efforts, including government-imposed lockdowns, to control their spread;
•risks to our information systems - or those of our tenants or vendors - from service interruption, misappropriation of data, breaches of security or information technology, or other cyber-related attacks;
•competitive risks;
•risks related to the geographic concentration of the Company’s properties in the Mid-Atlantic, Southeast and Northeast;
•the Company’s ability to maintain listing on Nasdaq Capital Market ("Nasdaq");
•the effects of the one-for-ten reverse stock split of our Common Stock (which we refer to as the "Reverse Stock Split") on the trading market of our Common Stock;
•damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change;
•the risk that an uninsured loss on the Company’s properties or a loss that exceeds the limits of the Company’s insurance policies could subject the Company to lost capital or revenue on those properties;
•the risk that continued increases in the cost of necessary insurance could negatively impact the Company's profitability;
•the Company’s ability and willingness to maintain its qualification as a real estate investment trust ("REIT") in light of economic, market, legal, tax and other considerations;
•the ability of our operating partnership, Wheeler REIT, L.P., and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
•the impact of e-commerce on our tenants’ business; and
•the inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

Forward-looking statements in this Form 10-K should be read in light of these factors. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company’s actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for the Company’s management to predict all such factors or to assess the effects of each factor on the Company’s business. Accordingly, there can be no assurance that the Company’s current expectations will be realized.

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011 in connection with the Company's initial public offering. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. Prior to the Cedar Acquisition (as defined below), substantially all of our assets were held by, and all of our operations were conducted through, our Operating Partnership. At December 31, 2023, the Company owned 99.13% of the Operating Partnership.

On August 22, 2022, the Company completed a merger transaction with Cedar Realty Trust, Inc. ("Cedar" or "CDR"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock (the "Cedar Acquisition"), which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock remain outstanding and continue to trade on the NYSE. As a result, Cedar became a subsidiary of the REIT. Cedar's assets are held by, and its operations are conducted through, its operating partnership, Cedar Realty Trust Partnership, LP.

The Company has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company is a fully-integrated, self-managed commercial real estate investment company that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2023, we own a portfolio consisting of seventy-nine properties, including seventy-five retail shopping centers, totaling 8,142,065 leasable square feet which is 93.7% leased (our "operating portfolio"), and four undeveloped land parcels totaling approximately 61 acres. The properties are geographically located in the Mid-Atlantic, Southeast and Northeast, which markets represented approximately 45%, 40% and 15%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2023.

No tenant represents greater than approximately 6% of the Company’s annualized base rent or 7% of gross leasable square footage. The top 10 tenants account for 23.4% or $17.7 million of annualized base rent and 26.2% or $2.1 million of gross leasable square footage at December 31, 2023.

Human Capital Management

As of December 31, 2023, we have 52 full-time employees. We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. Employees are offered flexibility to meet personal and family needs, which was further expanded when the COVID-19 pandemic began. In addition to medical insurance support, the Company offers wellness programs, including free short- and long-term disability insurance, free basic life insurance policy with accidental death and dismemberment coverage, employee assistance programs that include emotional health support, gym memberships, volunteer time off and tuition assistance. Tuition assistance includes assistance to learn a new language as the Company identifies opportunities to better serve a diverse tenant base.

The Company takes steps to measure and improve upon its level of employee engagement and to create a diverse and inclusive workplace, all while creating value for our stakeholders. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. Every year, the Company requires its employees to review and certify their compliance with the Company's various policies, including its Code of Business Conduct and Ethics.

Business Objectives and Investment Strategy

Our primary business objective is to maximize the value of our portfolio. We intend to achieve this objective utilizing the following investment strategies:

•Focus on necessity-based retail. Own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries result in a stable, lower-risk portfolio of retail investment properties.

•Focus on secondary and tertiary markets with strong demographics and demand. Our properties are in markets that have strong demographics such as population density, population stability, consistent tenant sales trends and growth in household income. We seek to identify new tenants and renew leases with existing tenants in these locations that support the need for necessity-based retail and limited new supply. We aim to identify and pursue attractive investment opportunities in regions with low taxes and a pro-business environment.

•Increase operating income through leasing strategies and expense management. We employ intensive lease management strategies to optimize occupancy. Management has extensive expertise in acquiring and managing under-performing properties and increasing operating income through more effective leasing strategies and expense management. Our leases generally require the tenant to reimburse us for a substantial portion of the expenses incurred in operating, maintaining, repairing, and managing the shopping center and the common areas, along with the associated insurance costs and real estate taxes. In many cases, the tenant is either fully or partially responsible for all maintenance of the property, thereby limiting our financial exposure towards maintaining the center and increasing our net income. We refer to this arrangement as a "triple net lease."

•Selectively utilize our capital to improve retail properties. We intend to make capital investments where the risk adjusted returns on such capital is accretive to our stockholders. We allocate capital to value-added improvements of retail properties to increase rents, extend long-term leases with anchor tenants and increase occupancy. We selectively allocate capital to revenue enhancing projects that we believe will improve the market position of a given property.

•Recycling and sensible management of our property portfolio. We intend to sell non-income producing land parcels or non-core assets utilizing sales proceeds to deleverage the balance sheet and invest in higher yielding opportunities. Properties may be slated for disposition based upon management's periodic review of our portfolio, and approval by our Board of Directors (the "Board of Directors").

•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources.

•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2024. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.

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

Climate

Some of our properties could be subject to natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other severe weather, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected. While several of our properties are located in areas that have experienced hurricanes, tornados, severe rain storms, or snow during the past two years, there has been no substantial damage or change in operations related to weather events.

Insurance

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses. Increases in the occurrence of natural disasters and severe weather patterns have led to a consistent increase in overall rates, deductibles and valuations from insurance carriers, which have resulted in increased costs of necessary insurance required to protect our assets.

Available Information

We are subject to the information reporting requirements of the Exchange Act. Therefore, we file reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

Additionally, we make available free of charge through our website http://www.whlr.us our most recent Annual Report on Form 10-K, including our audited consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The content of our website is not incorporated by reference into this Annual Report on Form

10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Investors and others should note that we currently announce material information using SEC filings and press releases. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize public conference calls, webcasts, our website and/or various social media sites to communicate important information about the Company, key personnel, trends, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, investors, the media, our customers, business partners and others interested in the Company should review the information posted on our website as well as on LinkedIn at https://www.linkedin.com/company/wheeler-real-estate-investment-trust/, in addition to following the Company’s press releases and SEC filings. Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at http://www.whlr.us. The information we post through these channels is not a part of this Annual Report on Form 10-K or any other document we file with the SEC, and the inclusion of our website addresses and LinkedIn account are as inactive textual references only.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

    None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected, and we do not believe they are reasonably likely to materially affect, us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.

Assessment, identification and management of cybersecurity related risks are integrated into our overall risk management process. Cybersecurity related risks are included in the risk universe we evaluate to assess top risks to the Company at least annually. To the extent our processes identify a heightened cybersecurity related risk, risk owners are assigned to develop risk mitigation plans, which are then tracked to completion.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Senior management, including the Company's CEO, CFO, and General Counsel, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to the Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.

The Company retained an information technology expert third party company to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third party consultant and material and potentially material incidents would be assessed by management and the Audit Committee for remediation and future prevention and detection.

The Company, at least annually, updates its policies or procedures that could help mitigate cybersecurity risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

Item 2.    Properties.

Real Estate Portfolio

The following table presents an overview of our properties, based on information as of December 31, 2023.

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
WHLR
Alex City Marketplace	Alexander City, AL	19	151,843	100.0%	100.0%	151,843	$1,278	$8.42
Amscot Building	Tampa, FL	1	2,500	100.0%	100.0%	2,500	83	33.00
Beaver Ruin Village	Lilburn, GA	29	74,038	96.8%	94.8%	70,148	1,290	18.39
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	492	14.08
Brook Run Shopping Center	Richmond, VA	19	147,738	94.2%	87.2%	128,810	1,133	8.80
Brook Run Properties (3)	Richmond, VA	—	—	—%	—%	—	—	—
Bryan Station	Lexington, KY	9	54,277	94.5%	94.5%	51,275	613	11.95
Cardinal Plaza	Henderson, NC	9	50,000	100.0%	100.0%	50,000	508	10.16
Chesapeake Square	Onley, VA	14	108,982	92.1%	92.1%	100,406	779	7.76
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	384	8.42
Courtland Commons (3)	Courtland, VA	—	—	—%	—%	—	—	—
Conyers Crossing	Conyers, GA	14	170,475	100.0%	100.0%	170,475	1,006	5.90
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	978	9.13
Cypress Shopping Center	Boiling Springs, SC	18	80,435	59.9%	59.9%	48,175	622	12.90
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	140	5.38
Devine Street	Columbia, SC	1	38,464	89.1%	89.1%	34,264	180	5.25
Edenton Commons (3)	Edenton, NC	—	—	—%	—%	—	—	—
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	735	15.39
Forrest Gallery	Tullahoma, TN	26	214,451	89.5%	89.5%	191,859	1,445	7.53
Fort Howard Shopping Center	Rincon, GA	20	113,652	100.0%	100.0%	113,652	1,283	11.29
Freeway Junction	Stockbridge, GA	18	156,834	98.2%	98.2%	154,034	1,351	8.77
Franklin Village	Kittanning, PA	24	151,821	93.3%	93.3%	141,573	1,359	9.60
Franklinton Square	Franklinton, NC	15	65,366	100.0%	100.0%	65,366	599	9.17
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park Shopping Center	Orangeburg, SC	14	93,265	100.0%	100.0%	93,265	764	8.19
Harbor Point (3)	Grove, OK	—	—	—%	—%	—	—	—
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	465	8.51
JANAF (4)	Norfolk, VA	118	798,086	94.3%	89.9%	717,171	8,993	12.54
Laburnum Square	Richmond, VA	20	109,405	99.1%	99.1%	108,445	1,011	9.33
Ladson Crossing	Ladson, SC	16	52,607	100.0%	100.0%	52,607	566	10.75
LaGrange Marketplace	LaGrange, GA	13	76,594	91.8%	91.8%	70,300	435	6.19
Lake Greenwood Crossing	Greenwood, SC	8	43,618	100.0%	100.0%	43,618	410	9.41
Lake Murray	Lexington, SC	4	39,218	100.0%	15.3%	6,000	96	15.98
Litchfield Market Village	Pawleys Island, SC	25	86,740	98.5%	98.5%	85,477	1,085	12.70
Lumber River Village	Lumberton, NC	11	66,781	100.0%	100.0%	66,781	501	7.51
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	330	12.31
Nashville Commons	Nashville, NC	12	56,100	100.0%	100.0%	56,100	665	11.86
New Market Crossing	Mt. Airy, NC	13	117,076	100.0%	100.0%	117,076	1,045	8.93
Parkway Plaza	Brunswick, GA	5	52,365	84.8%	84.8%	44,385	480	10.81
Pierpont Centre	Morgantown, WV	15	111,162	98.5%	98.5%	109,437	1,063	9.71

Property	Location	Number of Tenants (1)	Total Leasable Square Feet	Percentage Leased (1)	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (2)	Annualized Base Rent per Occupied Sq. Foot
Port Crossing	Harrisonburg, VA	8	65,365	100.0%	100.0%	65,365	$865	$13.23
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	10	91,188	96.9%	95.4%	86,975	721	8.29
Rivergate Shopping Center	Macon, GA	24	193,960	87.5%	85.8%	166,362	2,338	14.05
Sangaree Plaza	Summerville, SC	10	66,948	100.0%	100.0%	66,948	716	10.70
Shoppes at Myrtle Park	Bluffton, SC	14	56,609	99.3%	99.3%	56,189	687	12.23
South Lake	Lexington, SC	11	44,318	100.0%	100.0%	44,318	259	5.84
South Park	Mullins, SC	3	60,734	84.9%	84.9%	51,543	365	7.08
South Square	Lancaster, SC	6	44,350	81.0%	81.0%	35,900	305	8.49
St. George Plaza	St. George, SC	9	59,174	100.0%	100.0%	59,174	466	7.87
Sunshine Plaza	Lehigh Acres, FL	23	111,189	100.0%	100.0%	111,189	1,113	10.01
Surrey Plaza	Hawkinsville, GA	4	42,680	100.0%	100.0%	42,680	258	6.05
Tampa Festival	Tampa, FL	21	141,580	100.0%	74.9%	105,980	1,029	9.71
Tri-County Plaza	Royston, GA	7	67,577	90.7%	90.7%	61,277	434	7.08
Tuckernuck	Richmond, VA	16	93,391	96.9%	96.9%	90,462	1,057	11.69
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	490	10.27
Village of Martinsville	Martinsville, VA	22	288,254	100.0%	100.0%	288,254	2,441	8.47
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	505	10.15
Westland Square	West Columbia, SC	12	62,735	100.0%	100.0%	62,735	533	8.50
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	663	16.30
	WHLR TOTAL	779	5,309,936	95.9%	93.6%	4,970,984	$49,819	$10.02
CDR
Brickyard Plaza	Berlin, CT	10	227,598	97.8%	97.8%	222,598	$2,024	$9.09
Carll's Corner	Bridgeton, NJ	5	116,532	19.4%	19.4%	22,554	267	11.84
Coliseum Marketplace	Hampton, VA	9	106,648	94.9%	94.9%	101,198	1,217	12.03
Fairview Commons	New Cumberland, PA	11	50,119	87.7%	87.7%	43,969	512	11.63
Fieldstone Marketplace	New Bedford, MA	10	193,970	75.5%	71.7%	139,139	1,655	11.90
Gold Star Plaza	Shenandoah, PA	7	71,720	100.0%	100.0%	71,720	642	8.95
Golden Triangle	Lancaster, PA	19	202,790	98.4%	98.4%	199,605	2,619	13.12
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	689	6.75
Kings Plaza	New Bedford, MA	17	168,243	98.5%	98.5%	165,743	1,444	8.71
Oakland Commons	Bristol, CT	2	90,100	100.0%	100.0%	90,100	574	6.37
Oregon Avenue (5)	Philadelphia, PA	—	—	—%	—%	—	—	—
Patuxent Crossing	California, MD	27	264,068	81.6%	81.6%	215,589	2,646	12.27
Pine Grove Plaza	Brown Mills, NJ	13	79,306	77.6%	77.6%	61,526	742	12.05
South Philadelphia	Philadelphia, PA	10	221,511	88.1%	68.3%	151,388	1,432	9.46
Southington Center	Southington, CT	11	155,842	100.0%	100.0%	155,842	1,288	8.27
Timpany Plaza	Gardner, MA	14	182,799	81.8%	63.3%	115,735	1,121	9.68
Trexler Mall	Trexlertown, PA	22	342,541	99.7%	98.9%	338,788	3,710	10.95
Washington Center Shoppes	Sewell, NJ	29	157,300	97.5%	95.9%	150,800	1,895	12.56
Webster Commons	Webster, MA	9	98,984	100.0%	100.0%	98,984	1,278	12.91
	CDR TOTAL	232	2,832,129	89.6%	86.4%	2,447,336	$25,755	$10.52

	COMBINED TOTAL	1,011	8,142,065	93.7%	91.1%	7,418,320	$75,574	$10.19

(1)    Reflects leases executed through December 31, 2023 that commence subsequent to the end of the current reporting period.
(2)    Annualized based rent per occupied square foot; assumes base rent as of the end of the current reporting period; excludes the impact of tenant concessions and rent abatements.
(3)    This information is not available because the property is undeveloped.
(4)    Square footage is net of the Company's on-premise management office and net of building square footage whereby the Company only leases the land.
(5)    Includes property where a redevelopment opportunity exists.

Major Tenants

The following table sets forth information regarding the ten largest tenants in our operating portfolio based on annualized base rent as of December 31, 2023.

Tenants	Category	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Foot	Annualized Base Rent Per Occupied Square Foot
Food Lion	Grocery	$4,476	5.92%	549,000	6.74%	$8.15
Dollar Tree (1)	Discount Retailer	2,214	2.93%	255,000	3.13%	8.68
Kroger Co (2)	Grocery	2,097	2.77%	239,000	2.94%	8.77
TJX Companies (3)	Discount Retailer	1,703	2.25%	195,000	2.39%	8.73
Planet Fitness	Gym	1,497	1.98%	140,000	1.72%	10.69
Piggly Wiggly	Grocery	1,363	1.80%	170,000	2.09%	8.02
Lowes Foods (4)	Grocery	1,223	1.62%	130,000	1.60%	9.41
Big Lots	Discount Retailer	1,100	1.46%	171,000	2.10%	6.43
Kohl's	Discount Retailer	1,031	1.36%	147,000	1.81%	7.01
Winn Dixie	Grocery	984	1.30%	134,000	1.65%	7.34
		$17,688	23.39%	2,130,000	26.17%	$8.30
(1) Line item comprises 18 Dollar Tree stores and 7 Family Dollar stores.
(2) Line item comprises 4 Kroger stores, 1 Harris Teeter store and 3 fuel stations.
(3) Line item comprises 4 Marshall's stores, 2 HomeGoods stores and 1 TJ Maxx store.
(4) Line item comprises 1 Lowes Foods store and 2 KJ's Market stores.

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2023.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	723,745	8.89%	—%	$—	—%	$—
Month-to-Month	16	75,333	0.93%	1.02%	620	0.82%	8.23
2024	145	570,852	7.01%	7.70%	6,634	8.78%	11.62
2025	159	904,927	11.11%	12.20%	9,635	12.75%	10.65
2026	170	910,565	11.18%	12.27%	9,962	13.18%	10.94
2027	139	691,220	8.49%	9.32%	8,711	11.53%	12.60
2028	143	1,345,729	16.53%	18.14%	12,592	16.66%	9.36
2029	74	745,647	9.16%	10.05%	6,970	9.22%	9.35
2030	43	636,575	7.82%	8.58%	4,884	6.46%	7.67
2031	32	441,000	5.42%	5.94%	4,288	5.67%	9.72
2032	32	390,668	4.80%	5.27%	3,442	4.55%	8.81
Thereafter	58	705,804	8.66%	9.51%	7,836	10.38%	11.10
Total	1,011	8,142,065	100.00%	100.00%	$75,574	100.00%	$10.19

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

We believe that focused property management, leasing and customer retention are essential to maximizing the revenue per square foot, operating cash flow and value of our properties. Our primary goal in property management is to maintain an attractive shopping environment on a cost effective basis for our tenants.

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

Item 3.    Legal Proceedings.

See the discussion set forth under the heading “Commitments and Contingencies" in Note 8 to the accompanying audited consolidated financial statements.

Item 4.    Mine Safety Disclosures.

Not applicable.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is traded on Nasdaq under the symbol “WHLR.”

Approximate Number of Holders of Our Common Stock

As of March 4, 2024 there were 147 holders of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

In March 2018, the Board of Directors suspended the payment of dividends on our Common Stock. The Board of Directors also suspended the quarterly dividends on shares of our Series A Preferred Stock ("Series A Preferred"), Series B Convertible Preferred Stock ("Series B Preferred") and Series D Cumulative Convertible Preferred Stock ("Series D Preferred Stock"), beginning with the three months ended December 31, 2018.

As the Company has failed to pay cash dividends on the outstanding Series D Preferred Stock, the annual dividend rate on the Series D Preferred Stock has increased to 10.75%; commencing on the first day after the first missed quarterly payment, January 1, 2019 and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred Stock in full. Commencing September 21, 2023, the Series D Preferred Stock holders are entitled to cumulative cash dividends at an annual dividend rate of 12.75% increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 16%, including the 2% default rate. See Note 10, Equity and Mezzanine Equity, to the accompanying audited consolidated financial statements.

As a result of the dividend suspension on the Series D Preferred Stock, our Charter provides that no dividends may be declared or paid on the Common Stock or on our other outstanding preferred until all accumulated accrued and unpaid dividends on the Series D Preferred Stock have been paid in full. At this time, the Company does not intend to pay dividends other than those required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Future Liquidity Needs.”

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K. All per share amounts, common units and shares outstanding, stock-based compensation, warrants, and conversion features of our Convertible Notes for all periods presented reflect the one-for-ten Reverse Stock Split, which took effect on August 17, 2023. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Form 10-K.

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

Our portfolio is comprised of seventy-five retail shopping centers and four undeveloped land parcels. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, six in North Carolina, four in Massachusetts, four in New Jersey, three in Florida, three in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, one in West Virginia, and one in Oklahoma. The Company’s portfolio had total gross rentable space of approximately 8,142,000 square feet and a leased level of approximately 93.7% at December 31, 2023.

In August 2022, the Company acquired Cedar, and as a result of such transaction acquired 19 shopping centers (the majority of which are grocery-anchored), which increased the Company’s presence in the Northeast.

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

Recent Trends and Activities

There have been several significant events in 2023 that have impacted our Company. These events are summarized below.

Series D Preferred Stock - Exchange Offer and Consent Solicitation

On November 22, 2022, the Company commenced an exchange offer (the "Exchange Offer"), which, as subsequently amended, provided for the exchange of up to 2,112,103 outstanding shares of Series D Preferred Stock, representing 67% of the outstanding shares of Series D Preferred Stock, for (i) 6.00% Subordinated Convertible Notes due 2028, and (ii) Common Stock, in each case to have been newly issued by the Company. As of the expiration of the Exchange Offer on January 20, 2023, 864,391 shares of Series D Preferred Stock (representing 26.8% of the total outstanding Series D Preferred Stock) had been validly tendered (and not validly withdrawn) in the Exchange Offer. Accordingly, the condition that the holders of at least

66 2/3% of the outstanding shares of Series D Preferred Stock validly tender their Series D Preferred Stock into the Exchange Offer had not been satisfied and the Exchange Offer expired on January 20, 2023.

Series D Preferred Stock - Redemptions

After September 21, 2023, each holder of the Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares on a monthly basis (each redemption date, a “Holder Redemption Date”), at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023, and the first Holder Redemption Date was October 5, 2023.

During the year ended December 31, 2023, the Company processed 175 redemption requests, collectively redeeming 864,070 shares of Series D Preferred Stock. Accordingly, during the year ended December 31, 2023, the Company issued 52,788,687 shares of Common Stock in settlement of an aggregate redemption price of approximately $32.7 million.

At December 31, 2023, the Company had received requests to redeem 9,843 shares of Series D Preferred Stock with respect to the January 2024 Holder Redemption Date. As such, the redemption of these Series D Preferred Stock is considered certain at December 31, 2023 and the liquidation value associated with these shares of $0.4 million is presented as a liability.

Dispositions

At December 31, 2023 and 2022, there were no assets held for sale.

The following properties were sold during the year ended December 31, 2023 (in thousands):

Disposal Date	Property	Contract Price	Gain	Net Proceeds
July 11, 2023	Carll's Corner Outparcel - Bridgeton, New Jersey	$3,000	$2,204	$2,759

Land Acquisitions

On February 21, 2023, the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.
George, South Carolina, for $0.2 million.

On August 18, 2023, the Company purchased a 3.25 acre land parcel within Devine Street, located in Columbia, South Carolina, for $4.1 million (the "Devine Street Land Acquisition"). The Devine Street Land Acquisition terminated the Company's ground lease associated with this property, a savings of $0.3 million in annual ground rent.

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 12 properties") for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance loans on 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into a loan agreement (the "Term Loan Agreement, 8 properties") for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July 2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance loans on 8 properties, including $0.7 million in defeasance.

Timpany Plaza Loan Agreement

On September 12, 2023, the Company entered into a loan agreement (the "Timpany Plaza Loan Agreement") for $11.6 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on

September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.1 million of the $11.6 million, and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies within one year of the agreement date. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

Convertible Notes

The Company’s Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year.

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

For the years ended December 31,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2023	—	306,380	$2,259	$1,649	$3,908
2022	1,511,541	—	$2,310	$1,429	$3,739
(1) Shares issued as interest payment on Convertible Notes.

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million. On September 11, 2023, the Company paid down $0.9 million of the Convertible Notes through an open market purchase of 35,000 units totaling $1.9 million. As a result of these transactions the Company recognized a $1.6 million loss for the year ended December 31, 2023 which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the consolidated statements of operations.

As of December 5, 2023, the Conversion Price (as defined below) for the Convertible Notes was approximately $0.21 per share of the Company’s Common Stock (approximately 116.46 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

As of February 5, 2024, the Conversion Price for the Convertible Notes was approximately $0.12 per share of the Company’s Common Stock (approximately 209.84 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the years ended December 31, 2023 and 2022, Cedar paid the Company $2.1 million and $1.0 million, respectively, for these services. Related party amounts due to the Company from Cedar were $8.1 million and $7.3 million as of December 31, 2023 and 2022, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

On June 1, 2023, the Company subscribed for an investment in the amount of $3.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”). On September 1, 2023 and November 30, 2023, the Company subscribed for additional investments each in the amount of $3.5 million for limited partnership interests in SAI.

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the consolidated statements of operations. As of December 31, 2023, the fair value of the Company’s SAI investment was $10.7 million, which includes $10.0 million from subscriptions and $0.2 million in fees. Unrealized gains on investment securities, net of fees were $0.7 million for the year ended December 31, 2023. See Note 4 to the accompanying audited consolidated financial statements for additional details.

The Company’s initial subscription in SAI was approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee, the further subscriptions in SAI were approved by that Committee.

Excepted Holder Limits

On December 4, 2023, the Board of Directors, under the terms of the Charter, created a Capital Stock Excepted Holder Limit of 55% and a Common Stock Excepted Holder Limit of 86% for each of SAI, Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P., and Stilwell Associates, L.P. (collectively, the “Investors”). Joseph Stilwell, a member of our Board of Directors, is the managing member and owner of Stilwell Value LLC, which is the general partner of each of the Investors.

On December 5, 2023, the Company entered into an Excepted Holder Agreement with the Investors with respect to such limits. The Capital Stock Excepted Holder Limit provides that the Investors are exempted from the Charter’s aggregate stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of all classes of the Company's capital stock (as calculated under the definitions of “Aggregate Stock Ownership Limit” and “Beneficial Ownership” in the Charter) and are instead subject to the percentage limit established by the Board of Directors. The Common Stock Excepted Holder Limit provides that the Investors are exempted from the Charter’s common stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of the Company's Common Stock (as calculated under the definitions of “Common Stock Ownership Limit” and “Beneficial Ownership” in the Charter) and is instead subject to the percentage limit established by the Board of Directors. The Capital Stock Excepted Holder Limit and Common Stock Excepted Holder Limit will automatically terminate upon reduction of the Investors’ capital stock and Common Stock ownership below 9.8%, respectively.

In consideration of the grant of these Excepted Holder Limits, the Investors concurrently entered into a one-year letter agreement with the Company whereby each Investor agreed that it will not exercise its right to convert the Convertible Notes into shares of Common Stock to the extent that such conversion would result in such Investor, whether on its own or as part of a “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), becoming the direct or indirect “beneficial owner”, as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors.

Following the transfer of Common Stock to the Investors in consideration of the February 2024 Series D Preferred Stock redemptions made by the Investors, the Investors would have beneficially owned or constructively owned an amount of capital stock in excess of the Prior Excepted Holder Limits. On February 5, 2024, the Board of Directors agreed to increase the prior Excepted Holder Limits to permit this additional ownership and, accordingly, the Company entered into an amendment to the Excepted Holder Agreement with the Investors under which the Company increased the Capital Stock Excepted Holder Limit granted to Investors under the Excepted Holder Agreement to 60% and the Common Stock Excepted Holder Limit to 90%.

Preferred Dividends

Commencing September 21, 2023, the Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 12.75% increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 16%, including the 2% default rate. The total cumulative dividends in arrears for Series D Preferred Stock is $32.3 million as of December 31, 2023 (per share $12.48).

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Years Ended December 31,
	2023	2022
Renewals(1):
Leases renewed with rate increase (sq feet)	712,873	676,814
Leases renewed with rate decrease (sq feet)	—	62,771
Leases renewed with no rate change (sq feet)	295,173	284,461
Total leases renewed (sq feet)	1,008,046	1,024,046

Leases renewed with rate increase (count)	116	104
Leases renewed with rate decrease (count)	—	11
Leases renewed with no rate change (count)	20	28
Total leases renewed (count)	136	143

Options exercised (count)	31	18

Weighted average on rate increases (per sq foot)	$0.86	$1.29
Weighted average on rate decreases (per sq foot)	$—	$(1.17)
Weighted average rate (per sq foot)	$0.61	$0.78

Weighted average change over prior rates	6.54%	8.29%

New Leases(1) (2):
New leases (sq feet)	435,099	374,149
New leases (count)	70	79
Weighted average rate (per sq foot)	$12.42	$11.27
(1)     Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease sq feet and weighted average rate (per sq foot) on new leases.

Critical Accounting Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, with an evaluation performed at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. We measure any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using unobservable data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Series D Preferred Stock

The Series D Preferred Stock was initially classified as mezzanine equity because the redemption provisions were conditional upon the occurrence of an event that was not certain. The Series D Preferred Stock was valued at net proceeds plus accrued and unpaid dividends. In 2023, this event became certain and in accordance with Accounting Standards Codification ("ASC") 480, the Series D Preferred Stock was revalued at the redemption price which includes undeclared dividends, representing liquidation value. The adjustment to liquidation value was recognized in accumulated deficit as an adjustment to redemption value. Additionally, in accordance with ASC 480, as holders exercise their redemption rights the Series D Preferred Stock becomes mandatorily redeemable and the liquidation value of their exercise is classified as a liability.

Liquidity and Capital Resources

At December 31, 2023, our consolidated cash, cash equivalents and restricted cash totaled $39.8 million compared to consolidated cash, cash equivalents and restricted cash of $55.9 million at December 31, 2022. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2023 and 2022 are as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2023	2022	$	%
Operating activities	$20,934	$30,758	$(9,824)	(31.9)%
Investing activities	$(31,521)	$(133,512)	$101,991	76.4%
Financing activities	$(5,471)	$118,200	$(123,671)	(104.6)%

Operating Activities

Our cash flows from operating activities were $20.9 million and $30.8 million during the years ended December 31, 2023 and 2022, respectively, representing a decrease of 31.9% or $9.8 million primarily due to (1) a $12.5 million decrease in net changes in operating assets and liabilities due to timing of receipts and payments, (2) an $11.1 increase in corporate administrative expenses, interest expense and other expenses, offset by (3) a $13.5 million increase in net operating income ("NOI") not attributable to same properties a result of the Cedar Acquisition.

Investing Activities

Our cash flows used in investing activities were $31.5 million during the year ended December 31, 2023, compared to cash flows used in investing activities of $133.5 million during the year ended December 31, 2022, representing a decrease of 76.4% primarily due to (1) $135.5 million costs due to the Cedar Acquisition, described in Note 3 included in the accompanying audited consolidated financial statements, partially offset by (2) $11.5 million increase in capital expenditures, (3) $10.0 million subscription in SAI, (4) $4.2 million in 2023 acquisitions and (5) $7.8 million decrease in cash received from disposal of properties.

Financing Activities

Our cash flows used in financing activities were $5.5 million during the year ended December 31, 2023, compared to cash flows from financing activities of $118.2 million for the comparable period in 2022.

Financing activities during the year ended December 31, 2023 primarily consists of:

Cash inflows:
•$16.4 million 2023 loan refinancing activities, net, including the Timpany Plaza Loan Agreement;

Cash outflows:
•$10.8 million for distributions paid on noncontrolling interests;
•$4.4 million payments for deferred financing costs;
•$1.8 million defeasance payments;
•$3.1 million repurchase of debt securities; and
•$1.8 million scheduled loan principal payments on debt.

Financing activities during the year ended December 31, 2022 primarily consisted of:

Cash inflows:
•$19.3 million 2022 loan refinancing activities, net; and
•$130.0 million loan related to the Cedar Acquisition;

Cash outflows:
•$12.7 million payments for deferred financing costs;
•$4.4 million scheduled loan principal payments on debt;
•$5.6 million loan principal payment related to the sale of Butler Square;
•$3.1 million loan principal payment related to the sale of Walnut Hill Plaza;
•$2.7 million for distributions paid on noncontrolling interests; and
•$2.6 million defeasance payments.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2023	2022
Fixed-rate notes	$495,572	$482,447
Total debt	$495,572	$482,447

The weighted average interest rate and term of our fixed-rate debt are 5.42% and 8.2 years, respectively, at December 31, 2023. The weighted average interest rate and term of our fixed-rate debt was 4.99% and 7.4 years, respectively, at December 31, 2022. We have $7.2 million of debt maturing during the year ending December 31, 2024. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying audited consolidated financial statements for additional mortgage indebtedness details.

Nasdaq Notices

On June 26, 2023, the listing qualifications staff (the "Staff") of Nasdaq notified the Company that based on the Common Stock’s bid price closing below $1.00 per share for 30 consecutive business days, the Company no longer complied with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") and that it had 180 calendar days to regain compliance. This rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

In response, the Board of Directors determined that it was advisable to amend the Company’s charter to effect a one-for-ten reverse stock split of the Company’s Common Stock, which reverse stock split was subsequently effected on August 17, 2023.

Primarily as a result of this reverse stock split, the closing bid price of the Company’s Common Stock was at least $1.00 per share for a minimum of ten consecutive business days, and the Company regained compliance with Nasdaq’s Bid Price Rule on September 1, 2023.

However, the Company’s Common Stock bid price has again come under significant downward pressure primarily as a result of the Company’s Series D Preferred Stock holders having the right, at each such holder’s option, after September 21, 2023, to require the Company to redeem on a monthly basis any or all of such holder’s shares of Series D Preferred Stock at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends, if any, to and including the Holder Redemption Date. This holder redemption price may be paid in cash or in equal value of shares of Common Stock, or in any combination thereof, at the Company’s option.

The Company has chosen to pay the monthly redemption price in equal value of shares of Common Stock.

On December 7, 2023, the Staff again notified the Company that based on the Common Stock’s bid price closing below $1.00 per share for 30 consecutive business days, the Company no longer complied with Nasdaq’s Bid Price Rule and that it had a 180-day compliance period until June 4, 2024 to regain compliance.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the year ended December 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) opportunistic expenditures.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2023 are $7.2 million in principal and regularly scheduled payments due in the year ended December 31, 2024 as described in Note 6 to the accompanying audited consolidated financial statements.

In addition, the Company has $3.1 million outstanding construction commitments at December 31, 2023.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $18.4 million in cash and cash equivalents at December 31, 2023;
•had $21.4 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2023; and
•intends to use cash generated from operations during the year ended December 31, 2024.

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

Series D Preferred Stock

As of December 31, 2023, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $64.8 million, with aggregate accrued and unpaid dividends in the amount of approximately $32.3 million, for a total liquidation value of $97.1 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

As the Series D Preferred Holders’ continue to exercise their redemption rights on a monthly basis, the Company will continue to pay the aggregate redemption price in shares of our Common Stock. The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to continue to settle redemptions of Series D Preferred Stock in Common Stock. We believe that the issuance of Common Stock to settle redemptions in Common Stock will continue to result in a substantial dilution of the outstanding Common Stock.

Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements beginning on page 35 of this Annual Report on Form 10-K.

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively (in thousands).

	For the Years Ended December 31,		Changes
	2023	2022	Dollars	Percent
Revenues	$102,325	$76,645	$25,680	33.5%
Property operating expense	34,870	25,731	9,139	35.5%
Property operating income	67,455	50,914	16,541
Depreciation and amortization	(28,502)	(19,540)	(8,962)	45.9%
Impairment of assets held for sale	—	(760)	760	n/a
Corporate general & administrative	(11,750)	(8,620)	(3,130)	36.3%
Gain on disposal of properties	2,204	2,604	(400)	(15.4)%
Interest income	484	65	419	644.6%
Gain on investment securities, net	685	—	685	n/a
Interest expense	(32,314)	(30,107)	(2,207)	(7.3)%
Net changes in fair value of derivative liabilities	3,458	(2,335)	5,793	248.1%
Gain on preferred stock redemptions	9,893	—	9,893	n/a
Other expense	(5,482)	(691)	(4,791)	(693.3)%
Income tax expense	(48)	—	(48)	n/a
Net Income (Loss)	6,083	(8,470)	14,553
Less: Net income attributable to noncontrolling interests	10,770	3,984	6,786	170.3%
Net Loss Attributable to Wheeler REIT	$(4,687)	$(12,454)	$7,767

Revenues were higher primarily as a result of (1) an increase in rental revenues of $25.1 million, which is primarily due to a $21.1 million increase in property revenues from the Cedar Acquisition, partially offset by 2022 property sales, (2) an increase of $2.8 million in market lease amortization and (3) an increase of $1.1 million in same-property revenues. See Same-Property Net Operating Income for further details about the changes within operating revenue.

Property Operating expenses were higher primarily as a result of (1) an increase of $7.6 million in property operating expenses from the Cedar Acquisition, partially offset by 2022 property sales and (2) an increase of $1.5 million in same-property expenses.

Impairment was lower primarily as a result of the Harbor Point Land Parcel (defined below) held for sale in 2022.

Depreciation and amortization were higher primarily as a result of the Cedar Acquisition.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase of $1.2 million in professional fees primarily a result of the Cedar Acquisition, (2) an increase of $1.1 million in compensation and benefits primarily driven by hiring more employees due to the Cedar Acquisition and payroll related costs, and (3) an increase of $0.7 million in corporate administration costs primarily a result of the Cedar Acquisition.

Interest expense was higher primarily as a result of a full year of the Cedar Acquisition. Below is a comparison of the components which make up interest expense (in thousands):

	December 31,		Changes
	2023	2022	Dollars	% Change
Property debt interest - excluding Cedar debt	$16,153	$14,717	$1,436	9.8%
Convertible Notes interest (1)	3,908	3,739	169	4.5%
Defeasance paid	1,758	2,614	(856)	(32.7)%
Amortization of deferred financing costs	2,860	6,098	(3,238)	(53.1)%
Property debt interest - Cedar	7,635	2,939	4,696	159.8%
Total Interest Expense	$32,314	$30,107	$2,207	7.3%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net changes in the fair value of derivative liabilities increased, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 7 to the accompanying audited consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the redemptions of Series D Preferred Stock. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq (the "VWAP"). During the year ended December 31, 2023, the Company has realized a gain of $9.9 million in the aggregate due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

Other expense represents expenses which are non-operating in nature. Other expenses were $5.5 million for the year ended December 31, 2023, which consists of capital structure transaction costs. Other expenses were $0.7 million for the year ended December 31, 2022, which consisted of legal settlement costs.

Same-Property Net Operating Income

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

The following table is a reconciliation of same-property NOI from operating income (the most directly comparable GAAP financial measure). Same-property NOI consists only of those properties owned during the entirety of all periods presented.

	Year Ended December 31,
	2023	2022

	(in thousands )
Operating Income	$29,407	$24,598
Adjustments:
Gain on disposal of properties	(2,204)	(2,604)
Corporate general & administrative	11,750	8,620
Impairment of assets held for sale	—	760
Depreciation and amortization	28,502	19,540
Straight-line rents	(1,370)	(800)
Above (below) market lease amortization, net	(4,849)	(2,079)
Other non-property revenue	(135)	(23)
NOI related to properties not defined as same-property	(20,061)	(6,607)
Same-Property Net Operating Income	$41,040	$41,405

Total same-property NOI was $41.0 million and $41.4 million for the years ended December 31, 2023 and 2022, respectively, representing a decrease of 0.9%. Same-property NOI was impacted by (1) $1.3 million increase in rental revenue driven by strong leasing activity, (2) $0.3 million increase in other revenues due to termination fees and enterprise zone credits; (3) $0.2 million savings in rent expense due to the purchase of the Devine Street Land Acquisition, which terminated the Company's ground lease associated with this property, offset by a (4) $1.4 million increase in property operating expenses necessary as part of financing requirements, (5) $0.3 million demolition of an outparcel building that was placed out of service and (6) an increase in credit losses from tenants of $0.5 million.

NOI related to properties not defined as same-properties for the year ended December 31, 2023 and 2022 is attributable to the Cedar Acquisition and the 2022 property sales. The Cedar Acquisition had property revenues of $33.2 million and $11.0 million, respectively, and property expenses of $13.1 million and $5.0 million, respectively, for the years ended December 31, 2023 and 2022.

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

A reconciliation of net income (loss) to FFO available for common shareholders and AFFO (in thousands):

	Years Ended December 31,
	2023	2022
Net income (loss)	$6,083	$(8,470)
Depreciation and amortization of real estate assets	28,502	19,540
Impairment of assets held for sale	—	760
Gain on disposal of properties	(2,204)	(2,604)
FFO	32,381	9,226
Preferred stock dividends - undeclared	(9,262)	(9,056)
Dividends on noncontrolling interests preferred stock	(10,752)	(3,913)
Preferred stock accretion adjustments	460	584
FFO available to common stockholders and common unitholders	12,827	(3,159)
Other non-recurring and non-cash expenses	2,051	3,092
Gain on investment securities, net	(685)	—
Net changes in fair value of derivative liabilities	(3,458)	2,335
Gain on preferred stock redemptions	(9,893)	—
Straight-line rental revenue, net straight-line expense	(1,380)	(768)
Deferred financing cost amortization	2,860	6,098
Paid-in-kind interest	3,908	3,739
Above (below) market lease amortization, net	(4,849)	(2,079)
Recurring capital expenditures tenant improvement reserves	(1,628)	(1,354)
AFFO	$(247)	$7,904

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses of $2.1 million for the year ended December 31, 2023, were primarily a result of $1.8 million in loan defeasance payments and $0.3 million costs to demolish decommissioned space not included in the Company's gross leasable area. For the year ended December 31, 2022, other non-recurring expenses totaled $3.1 million, primarily including $2.6 million in loan defeasance payments a result of the 2022 loan refinancing activities and $0.7 million legal settlement costs and severance, partially offset with $0.4 million nonrecurring revenue related to Cedar's recognition of easement revenue.

Inflation, Deflation and Economic Condition Considerations

The U.S. is experiencing elevated levels of inflation, which could continue or worsen. Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2023, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2023, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2023 were effective.

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

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm in accordance with SEC rules.

Item 9B. Other Information.

During the three months ended December 31, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

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

The Company has adopted a Code of Business Conduct and Ethics applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website, which does not form a part of this Annual Report on Form 10-K. We intend to post any amendments to such code, or any waivers of its requirements, on our website. The Code of Business Conduct and Ethics is available at ir.whlr.us under "Governance - Governance Documents".

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 regarding our equity compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	1,500	(2)	—	15,381
Equity compensation plans not approved by stockholders	—		—	—
Total	1,500		—	15,381
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 12,500 and 62,500 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.
(2) Includes 1,500 performance awards assuming maximum payout (as a result, this aggregate reported number may overstate actual dilution). Performance awards are not taken into account in the weighted-average exercise price as such awards have no exercise price.

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

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended, December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Real Estate for Impairment

Description of Matter
At December 31, 2023, the Company’s net real estate totaled $565.1 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable.

Auditing the Company’s impairment assessment involved subjectivity due to the estimation required to assess significant assumptions utilized in the recoverability of the real estate based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.

How We Addressed the Matter in Our Audit
To test the Company’s evaluation of net real estate for impairment, we performed audit procedures that included, among others, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties’ remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions.

Derivative Liabilities

Description of Matter
At December 31, 2023, the Company had convertible notes with an outstanding principal balance of $31.5 million and 106,171 common stock warrants. Calculations and accounting for the notes payable and embedded conversion features as well as the warrants require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 7 to the consolidated financial statements, the Company utilizes a multinomial lattice model valuation technique in measuring the fair value of the notes’ conversion features and the Black-Scholes valuation method in measuring the fair value of the warrants.

Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit
To test the accounting for the derivative liabilities resulting from the issuance of warrants and convertible notes, our audit procedures included, among others, inspection of the contracts, and testing completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the derivative liabilities, including testing the appropriateness of the methodology used and assessing the reasonableness of the underlying inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
March 5, 2024

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2023	2022
ASSETS:
Real estate:
Land and land improvements	$149,908	$144,537
Buildings and improvements	510,812	494,668
	660,720	639,205
Less accumulated depreciation	(95,598)	(78,225)
Real estate, net	565,122	560,980

Cash and cash equivalents	18,404	28,491
Restricted cash	21,403	27,374
Receivables, net	13,126	13,544
Investment securities - related party	10,685	—
Above market lease intangibles, net	2,114	3,134
Operating lease right-of-use assets	9,450	15,133
Deferred costs and other assets, net	28,028	35,880
Total Assets	$668,332	$684,536
LIABILITIES:
Loans payable, net	$477,574	$466,029
Below market lease intangible, net	17,814	23,968
Derivative liabilities	3,653	7,111
Operating lease liabilities	10,329	16,478
Series D Preferred Stock redemptions	369	—
Accounts payable, accrued expenses and other liabilities	17,065	18,398
Total Liabilities	526,804	531,984
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	96,705	101,518
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	44,998	44,911
Common Stock ($0.01 par value, 200,000,000 shares authorized, 53,769,787 and 979,396 shares issued and outstanding, respectively)	538	10
Additional paid-in capital	257,572	235,081
Accumulated deficit	(324,854)	(295,617)
Total Stockholders’ Deficit	(21,293)	(15,162)
Noncontrolling interests	66,116	66,196
Total Equity	44,823	51,034
Total Liabilities and Equity	$668,332	$684,536
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022
REVENUE:
Rental revenues	$100,332	$75,195
Other revenues	1,993	1,450
Total Revenue	102,325	76,645
OPERATING EXPENSES:
Property operations	34,870	25,731
Depreciation and amortization	28,502	19,540
Impairment of assets held for sale	—	760
Corporate general & administrative	11,750	8,620
Total Operating Expenses	75,122	54,651
Gain on disposal of properties	2,204	2,604
Operating Income	29,407	24,598
Interest income	484	65
Gain on investment securities, net	685	—
Interest expense	(32,314)	(30,107)
Net changes in fair value of derivative liabilities	3,458	(2,335)
Gain on preferred stock redemptions	9,893	—
Other expense	(5,482)	(691)
Net Income (Loss) Before Income Taxes	6,131	(8,470)
Income tax expense	(48)	—
Net Income (Loss)	6,083	(8,470)
Less: Net income attributable to noncontrolling interests	10,770	3,984
Net Loss Attributable to Wheeler REIT	(4,687)	(12,454)
Preferred Stock dividends - undeclared	(9,262)	(9,056)
Deemed distribution related to preferred stock redemptions	(15,288)	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(29,237)	$(21,510)

Loss per share:
Basic and Diluted	$(4.57)	$(22.04)
Weighted-average number of shares:
Basic and Diluted	6,400,490	976,070

See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2021	562	$453	1,872,448	$41,189	972,053	$10	$234,316	$(274,107)	$1,861	$1,941	$—	$1,941	$3,802
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	—	87
Conversion of Series B Preferred Stock to Common Stock	—	—	(4,847)	(104)	303	—	104	—	—	—	—	—	—
Conversion of Operating Partnership units to Common Stock	—	—	—	—	7,040	—	161	—	161	(161)	—	(161)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	500	—	500	(500)	—	(500)	—
Paid-in-kind interest, Issuance of Series B Preferred Stock	—	—	1,511,541	3,739	—	—	—	—	3,739	—	—	—	3,739
Noncontrolling interests assumed from the acquisition (1)	—	—	—	—	—	—	—	—	—	—	64,845	64,845	64,845
Dividends and distributions	—	—	—	—	—	—	—	(9,056)	(9,056)	—	(3,913)	(3,913)	(12,969)
Net (Loss) Income	—	—	—	—	—	—	—	(12,454)	(12,454)	71	3,913	3,984	(8,470)
Balance, December 31, 2022	562	453	3,379,142	44,911	979,396	10	235,081	(295,617)	(15,162)	1,351	64,845	66,196	51,034
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	—	87
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	625	—	140	—	140	—	—	—	140
Conversion of Operating Partnership units to Common Stock	—	—	—	—	1,141	—	57	—	57	(57)	—	(57)	—
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	41	—	41	(41)	—	(41)	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	52,788,687	528	22,253	—	22,781	—	—	—	22,781
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(15,288)	(15,288)	—	—	—	(15,288)
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(62)	—	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(9,262)	(9,262)	—	(10,752)	(10,752)	(20,014)
Net (Loss) Income	—	—	—	—	—	—	—	(4,687)	(4,687)	18	10,752	10,770	6,083
Balance, December 31, 2023	562	$453	3,379,142	$44,998	53,769,787	$538	$257,572	$(324,854)	$(21,293)	$1,271	$64,845	$66,116	$44,823
(1) See Notes 1, 2 and 3 of the Notes to the audited consolidated financial statements for further details.
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2023	2022
OPERATING ACTIVITIES:
Net income (loss)	$6,083	$(8,470)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities
Depreciation and amortization	28,502	19,540
Deferred financing cost amortization	2,860	6,098
Changes in fair value of derivative liabilities	(3,458)	2,335
Above (below) market lease amortization, net	(4,849)	(2,079)
Paid-in-kind interest	3,908	3,739
Loss on repurchase of debt securities	1,647	—
Gain on preferred stock redemptions	(9,893)	—
Unrealized gain on investment securities, net	(685)	—
Straight-line expense	(10)	32
Gain on disposal of properties	(2,204)	(2,604)
Credit losses on operating lease receivables	522	361
Impairment of assets held for sale	—	760
Net changes in assets and liabilities
Receivables, net	(103)	(1,961)
Deferred costs and other assets, net	(2,745)	4,381
Accounts payable, accrued expenses and other liabilities	1,359	8,626
Net cash provided by operating activities	20,934	30,758
INVESTING ACTIVITIES:
Investment property acquisitions	(4,259)	(135,510)
Expenditures for real estate improvements	(20,021)	(8,511)
Purchase of investment securities	(10,000)	—
Cash received from disposal of properties	2,759	10,509
Net cash used in investing activities	(31,521)	(133,512)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(4,440)	(12,683)
Dividends and distributions paid on noncontrolling interests	(10,752)	(2,688)
Loan proceeds	123,230	400,000
Loan principal payments	(108,635)	(263,815)
Repurchase of debt securities	(3,116)	—
Loan payment penalty	(1,758)	(2,614)
Net cash (used in) provided by financing activities	(5,471)	118,200
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(16,058)	15,446
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	55,865	40,419
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$39,807	$55,865

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$18,404	$28,491
Restricted cash	21,403	27,374
Cash, cash equivalents, and restricted cash	$39,807	$55,865
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of the Operating Partnership, which was formed as a Virginia limited partnership on April 5, 2012. At December 31, 2023, the Company owned 99.13% of the Operating Partnership. As of December 31, 2023, the Trust, through the Operating Partnership, owned and operated seventy-five centers and four undeveloped properties. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, six in North Carolina, four in Massachusetts, four in New Jersey, three in Florida, three in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, one in West Virginia, and one in Oklahoma. Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company owns, leases and operates income producing grocery-anchored centers, neighborhood centers, community centers and free-standing retail properties with a strategy to acquire high quality retail properties that generate attractive risk-adjusted returns. The Company targets properties in communities that have stable demographics. The Company considers properties that are generally located in the most prominent shopping districts in their respective markets, ideally situated at major “Main and Main” intersections. The Company generally leases its properties to national and regional supermarket chains and selects retailers that offer necessity and value-oriented services and items, and generate regular consumer traffic. The Company’s tenants carry goods and offer services that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, which it believes generates more predictable property-level cash flows.

The Trust through the Operating Partnership owns Wheeler Interests, LLC ("WI") and Wheeler Real Estate, LLC ("WRE") (WRE and, together with WI, the "Operating Companies"). The Operating Companies are Taxable REIT Subsidiaries ("TRS") to accommodate serving the Non-REIT Properties since applicable REIT regulations consider the income derived from these services to be “bad” income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the Non-REIT Properties to be allocated to a TRS.

Acquisition of Cedar Realty Trust

On March 2, 2022, the Company entered into an Agreement and Plan of Merger (as amended, the "Merger Agreement") with Cedar, Cedar Realty Trust Partnership, L.P., ("Cedar OP"), WHLR Merger Sub Inc., a wholly owned subsidiary of the Company, and WHLR OP Merger Sub LLC, a wholly owned subsidiary of Merger Sub I ("Merger Sub II"), pursuant to which the Company agreed to acquire Cedar, including 19 of its shopping center assets, in an all-cash merger transaction consisting, in accordance with the terms of the Merger Agreement, of a payment to Cedar common shareholders of merger consideration of $9.48 per common share.

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

During the year ended December 31, 2022 the Company incurred acquisition related costs of $5.51 million for the merger. These costs were capitalized as part of the acquisition and are primarily comprised of professional fees and legal fees, see Note 3 for further details.

The consolidated financial statements included in this Form 10-K include Cedar starting from the date of acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the FASB, Accounting Standards Codification ("ASC"), and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
2. Summary of Significant Accounting Policies

Real Estate Investments

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

The Company reviews investment properties for impairment on a property-by-property basis or whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted future operating income before depreciation and amortization, plus its residual value, is less than the carrying value of the property. Estimated undiscounted operating income before depreciation and amortization include renewal and renegotiations of current leases, estimates of new leases on vacant spaces, estimates of operating costs and fluctuating market conditions. The renewal and renegotiations of leases in some cases must be approved by additional third parties outside the control of the Company and the tenant. If such renewed or renegotiated leases are approved at amounts below current estimates, then impairment adjustments may be necessary in the future. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects for vacant spaces and local market information. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets Held For Sale and Discontinued Operations

The Company may decide to sell properties that are held for use. The Company records these properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment expense is recognized. The Company estimates fair value, less estimated closing costs, based on similar real estate sales transactions. These valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 and 3 inputs. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2023 and 2022.

Assets held for sale are presented as discontinued operations in all periods presented if the disposition represents a strategic shift that has, or will have, a major effect on the Company's financial position or results of operations. This includes the net gain (or loss) upon disposal of property held for sale, the property's operating results, depreciation and interest expense.

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2023 and 2022.

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

Series D Preferred Stock

The Series D Preferred Stock was initially classified as mezzanine equity because the redemption provisions were conditional upon the occurrence of an event that was not certain. The Series D Preferred Stock was valued at net proceeds plus accrued and unpaid dividends. In 2023, this event became certain and in accordance with ASC 480, the Series D Preferred Stock was revalued at the redemption price which includes undeclared dividends, representing liquidation value. The adjustment to liquidation value was recognized in accumulated deficit as an adjustment to redemption value. Additionally, in accordance with ASC 480, as holders exercise their redemption rights the Series D Preferred Stock becomes mandatorily redeemable and the liquidation value of their exercise is classified as a liability.

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

The Company accrues minimum rents on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Additionally, certain lease agreements

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent). Percentage rents are recognized when the tenants achieve the specified targets as defined in their lease agreements as variable lease income.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square footage of the property. The Company also receives payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income.

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

Segment Information

The Company’s primary business is the ownership and operation of grocery-anchored shopping centers. The Company reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of rental income and other property income, less operating expenses and real estate taxes. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in similar markets, and have similar tenant mixes.

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

Management has evaluated the effect of the guidance provided by generally accepted accounting principles on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions.

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

Other Expense

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)

Other expense represents expenses which are non-operating in nature. Other expenses were $5.5 million for the year ended December 31, 2023, which consists of capital structure transaction costs. Other expenses were $0.7 million for the year ended December 31, 2022, which consisted of legal settlement costs.

Lease Commitments

The Company determines if an arrangement is a lease at inception. Operating leases, in which the Company is the lessee, are included in operating lease right-of-use ("ROU") assets and operating lease liabilities on our consolidated balance sheets.

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

The noncontrolling interest attributable to the acquisition of Cedar represents the fair value of Cedar's outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred") as of August 22, 2022, the date of acquisition. The valuation assumption was based on the three-level valuation hierarchy for fair value measurements and represents Level 1 inputs. Level 1 inputs represent observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. The total cumulative dividends for the Cedar Series B Preferred and Cedar Series C Preferred were $10.8 million and $3.9 million as of December 31, 2023 and 2022, respectively, and are included as an increase to net loss attributable to Wheeler REIT Common Stockholders on the consolidated statements of operations.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net loss. All per share

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (continued)
amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our one-for-ten Reverse Stock Split, which was effective August 17, 2023.

Supplemental Consolidated Statements of Cash Flows Information

	For the Years Ended December 31,
	2023	2022
	(in thousands)
Non-Cash Transactions:
Conversion of common units to Common Stock	$57	$160
Conversion of Series B Preferred Stock to Common Stock	$—	$104
Conversion of Series D Preferred Stock to Common Stock	$140	$—
Accretion of Preferred Stock discounts	$460	$584
Accretion of Preferred stock to liquidation preference	$15,288	$—
Redemption of Series D Preferred Stock to Common Stock	$(33,044)	$—
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	$1,047	$238
Other Cash Transactions:
Cash paid for taxes	$48	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$1,001	$956
Cash paid for interest	$25,216	$19,957

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued guidance which requires disclosure of incremental segment information on both an annual and interim basis. The guidance will require that the Company continue to disclose existing segment information required by FASB Accounting Standards Codification Topic 280, as well as significant segment expenses and other segment items that are regularly provided to the chief operating decision maker ("CODM"). The Company will also be required to disclose the title and position of the CODM and how the CODM uses reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The guidance will be effective for the Company's fiscal year beginning on January 1, 2024 and interim periods within the Company's fiscal year beginning on January 1, 2025. The Company is currently in the process of evaluating the guidance, but does not believe it will have a material effect on the Company's consolidated financial statements.

Other accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

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

The Company’s depreciation expense on investment properties was $18.1 million and $13.5 million for the years ended December 31, 2023 and 2022, respectively.

St. George Plaza Land Acquisition

On February 21, 2023, the Company purchased a 2.5 acre land parcel adjacent to St. George Plaza, located in St.
George, South Carolina, for $0.2 million.

Devine Street Land Acquisition

On August 18, 2023, the Company purchased a 3.25 acre land parcel within Devine Street, located in Columbia, South Carolina, for $4.1 million. The Devine Street Land Acquisition terminated the Company's ground lease associated with this property.

Assets Held for Sale, Impairment and Dispositions

Impairment expenses on assets held for sale are a result of reducing the carrying value for the amount that exceeded the property's fair value less estimated selling costs. The valuation assumptions are based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expense was recorded for the year ended December 31, 2023. Impairment expense was $0.8 million for the year ended December 31, 2022 resulting from reducing the carrying value of an approximately 5 acre land parcel held by Harbor Point Associates, LLC, a wholly-owned subsidiary of the Company (the "Harbor Point Land Parcel"). The Harbor Point Land Parcel did not meet the requirements to be classified as held for sale at December 31, 2023 or 2022.

The following properties were sold during the years ended December 31, 2023 and 2022 (in thousands):

Disposal	Property	Contract Price	Gain (Loss)	Net Proceeds
July 11, 2023	Carll's Corner Outparcel	$3,000	$2,204	$2,759
December 9, 2022	Butler Square	9,250	2,619	8,723
January 11, 2022	Walnut Hill Plaza	1,986	(15)	1,786

Cedar Acquisition

On August 22, 2022, the Company acquired Cedar, a 2.9 million square foot shopping center portfolio consisting of 19 properties located primarily in the Northeast from Virginia to Massachusetts (the "Cedar Portfolio"). The Cedar Portfolio was acquired through the purchase of the issued and outstanding shares of Cedar’s common stock, par value $0.06 per share (the “Cedar Common Stock”), and the issued and outstanding common units of Cedar OP held by persons other than Cedar for an aggregate of $135.5 million of cash merger consideration and acquisition costs.

The following summarizes the consideration paid and the purchase allocation of assets acquired and liabilities assumed in conjunction with the acquisition described above in accordance with Accounting Standards Update ("ASU") 2017-01, along with a description of the methods used to determine the purchase price allocation (in thousands, unaudited). In determining the purchase price allocation, the Company considered many factors including, but not limited to, cash flows, market capitalization rates, location, occupancy rates, appraisals, other acquisitions and management’s knowledge of the current acquisition market for similar properties. The following table summarizes the purchase price allocation based on the Company's initial valuation, including estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed (in thousands):

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
$135,510

a.Represents the purchase price allocation of the net investment properties acquired, which includes land, buildings, site improvements and tenant improvements. The purchase price allocation was determined using following approaches:
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

b.Represents the purchase price allocation of lease intangibles and other assets. Lease intangibles include in place leases. The income approach was used to determine the allocation of these intangible assets which included estimated market rates and expenses.

c.Represents the purchase price allocation of above and below market leases. The income approach was used to determine the allocation of above/below market leases using market rental rates for similar properties.

d.Represents the purchase price allocation of the lease liability and corresponding right of use asset associated with a ground lease expiring in 2071. The Company used an incremental borrowing rate of 5.25% for the purpose of calculating the lease liability.

e.Represents the fair market value of Cedar's outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock.

f.Represents merger consideration and capitalized transaction costs.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Investments Securities - Related Party

On June 1, 2023, the Company subscribed for an investment in the amount of $3.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”). On September 1, 2023, and November 30, 2023, the Company subscribed for additional investments each in the amount of $3.5 million for limited partnership interests in SAI. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

Stilwell Value LLC ("Value") is the general partner of SAI. Joseph Stilwell, a member of the Company's Board of Directors, is the managing member of Value and a limited partner in funds advised by Value. Additionally, E.J. Borrack, a member of the Board of Directors, serves as the General Counsel to Value and its affiliated entities, including SAI and related funds, and is a limited partner in one of the funds advised by Value. Megan Parisi, a member of the Company’s Board of Directors, serves as the Director of Communications to Value and its affiliated entities, including SAI and related funds, is a non-managing member of Value and is a limited partner in one of the funds advised by Value.

The Company’s initial subscription in SAI was approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee, the further subscriptions in SAI were approved by that Committee.

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

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gain on investment securities, net" on the consolidated statements of operations. As of December 31, 2023, the fair value of the Company’s SAI investment was $10.7 million, which includes $10.0 million from subscriptions and $0.2 million in fees. Unrealized gains on investment securities, net of fees were $0.7 million for the year ended December 31, 2023.

5. Deferred Costs and Other Assets, net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 5. Deferred Costs and Other Assets, net (continued)

	December 31,
	2023	2022
Leases in place, net	$16,663	$24,956
Lease origination costs, net	7,461	7,165
Ground lease sandwich interest, net	1,119	1,393
Tenant relationships, net	280	500
Legal and marketing costs, net	278	389
Prepaid expenses	2,224	1,456
Other	3	21
Total deferred costs and other assets, net	$28,028	$35,880
As of December 31, 2023 and 2022, the Company’s intangible accumulated amortization totaled $69.9 million and $62.4 million, respectively. During the years ended December 31, 2023 and 2022, the Company’s intangible amortization expense totaled $10.4 million and $6.1 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, tenant relationships, and legal and marketing costs is as follows (in thousands):

For the Years Ended December 31,	Leases in place, net	Lease origination costs, net	Ground lease sandwich interest, net	Tenant relationships, net	Legal & marketing costs, net	Total
2024	$5,045	$1,293	$274	$124	$82	$6,818
2025	3,522	1,161	274	62	60	5,079
2026	2,214	1,017	274	11	45	3,561
2027	1,782	908	274	11	31	3,006
2028	1,192	732	23	11	20	1,978
Thereafter	2,908	2,350	—	61	40	5,359
	$16,663	$7,461	$1,119	$280	$278	$25,801

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Loans Payable, net
The Company’s loans payable consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2023	December 31, 2022
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,769	$5,903
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,331	4,409
Tuckernuck	$32,202	5.00%	March 2026	4,771	4,915
Chesapeake Square	$23,857	4.70%	August 2026	4,014	4,106
Sangaree/Tri-County	$32,329	4.78%	December 2026	5,990	6,086
Timpany Plaza	Interest only	7.27%	September 2028	9,060	—
Village of Martinsville	$89,664	4.28%	July 2029	14,755	15,181
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,557	18,003
Convertible Notes	Interest only	7.00%	December 2031	31,530	33,000
Term loan, 22 properties	Interest only	4.25%	July 2032	75,000	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
Cedar term loan, 10 properties	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	—
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	—
Term loans - fixed interest rate	various	4.47% (3)	various	—	107,219
Total Principal Balance				495,572	482,447
Unamortized deferred financing cost				(17,998)	(16,418)
Total Loans Payable, net				$477,574	$466,029

(1) In October 2026, the interest rate under this loan changes to a variable interest rate equal to the 5 year U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) Contractual interest rate weighted average.

Walnut Hill Plaza Payoff

In conjunction with the Walnut Hill Plaza sale, as detailed in Note 3, the Company made a $1.8 million principal paydown on the Walnut Hill Plaza loan. On February 17, 2022 the Company paid the remaining loan balance of $1.3 million in full.

Term Loan Agreement, 22 properties

On June 17, 2022, the Company entered into a term loan agreement (the “Term Loan Agreement, 22 properties”) with Guggenheim Real Estate, LLC, for $75.0 million at a fixed rate of 4.25% with interest-only payments due monthly. Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Term Loan Agreement, 22 properties proceeds were used to refinance eleven other loans, including paying $1.5 million in defeasance.

JANAF Loan Agreement

On July 6, 2022, the Company entered into a loan agreement (the “JANAF Loan Agreement”) with CITI Real Estate Funding Inc. for $60.0 million at a fixed interest rate of 5.31% with interest-only payments due monthly through maturity, July 6, 2032. The JANAF Loan Agreement proceeds were used to refinance three other loans, including paying $1.2 million in defeasance.

KeyBank-Cedar Loan Agreement

On August 22, 2022, Cedar entered into a loan agreement with KeyBank National Association for $130.0 million (the “KeyBank-Cedar Loan Agreement”) and was collateralized by 19 properties.

The obligations under the KeyBank-Cedar Loan Agreement were satisfied in full with the proceeds of the loans under the Cedar Term Loan Agreement, 10 properties (defined below) and the Patuxent Crossing/Coliseum Marketplace Loan Agreement (defined below).

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable, net (continued)

Cedar Term Loan Agreement, 10 properties

On October 28, 2022, Cedar entered into a loan agreement (the “Cedar Term Loan Agreement, 10 properties”) with Guggenheim Real Estate, LLC, for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly. Wheeler REIT, L.P. provided a limited recourse indemnity in connection with the loan. Commencing on December 10, 2027, until the maturity date of November 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Cedar Term Loan Agreement, 10 properties proceeds were used to refinance a portion of Cedar’s property portfolio that were previously collateralized by the KeyBank-Cedar Loan Agreement.

Butler Square Payoff

On December 9, 2022, the Company made a $5.6 million principal payment on the Butler Square loan in conjunction with the sale of the Butler Square property, as detailed in Note 3.

Patuxent Crossing/Coliseum Marketplace Loan Agreement

On December 21, 2022, Cedar entered into a loan agreement (the "Patuxent Crossing/Coliseum Marketplace Loan Agreement”) with CITI Real Estate Funding, Inc. for $25.0 million at a fixed rate of 6.35% with interest-only payments due monthly through maturity, January 6, 2033. The Patuxent Crossing/Coliseum Marketplace Loan Agreement proceeds were used to satisfy the remaining obligations of the KeyBank-Cedar Loan Agreement and released the remaining collateral under that agreement.

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into the Term Loan Agreement, 12 properties for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance the loans on 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into the Term Loan Agreement, 8 properties for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July 2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance the loans on 8 properties, including $0.7 million in defeasance.

Timpany Plaza Loan Agreement

On September 12, 2023, the Company entered into the Timpany Plaza Loan Agreement for $11.6 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.1 million of the $11.6 million, and the remaining $2.5 million will be received upon the satisfaction of certain lease-related contingencies within one year of the agreement date. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of December 31, 2023, are as follows (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable, net (continued)

For the years ended December 31,
2024	$7,220
2025	12,313
2026	16,261
2027	3,048
2028	12,924
Thereafter	443,806
Total principal repayments and debt maturities	$495,572

Convertible Notes

The Company’s Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year, at the Company's election: (a) in cash; (b) in shares of Series B Preferred; (c) in shares of Series D Preferred Stock; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of Series B Preferred and Series D Preferred Stock paid as interest on the Convertible Notes, each share of Series B Preferred and Series D Preferred Stock shall be deemed to have a value equal to the product of (x) the average of the VWAPs (as defined in the Indenture) for the Series B Preferred or the Series D Preferred Stock, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55.

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

For the years ended December 31,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2023	—	306,380	$2,259	$1,649	$3,908
2022	1,511,541	—	$2,310	$1,429	$3,739
(1) Shares issued as interest payment on Convertible Notes.

On June 8, 2023, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,784 units totaling $1.2 million. On September 11, 2023, the Company paid down $0.9 million of the Convertible Notes through an open market purchase of 35,000 units totaling $1.9 million. As a result of these transactions the Company recognized a $1.6 million loss for the year ended December 31, 2023 which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the consolidated statements of operations.

The Convertible Notes are convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $62.50 per share of the Company’s Common Stock (the “Conversion Price”); provided, however, that if at any time after September 21, 2023, holders of the Series D Preferred Stock have required the Company to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred Stock, then the Conversion Price will be adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred Stock was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55. After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company's option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the "Note Redemption Price"). The Note Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

As of December 5, 2023, the Conversion Price for the Convertible Notes was approximately $0.21 per share of the Company’s Common Stock (approximately 116.46 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Loans Payable, net (continued)

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

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of December 31, 2023 and December 31, 2022, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $420.8 million and $429.1 million, respectively, and the carrying value of such loans, was $451.2 million and $440.2 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of December 31, 2023 and December 31, 2022, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $75.7 million and $40.9 million, respectively, and the carrying value, was $26.4 million and $25.8 million, respectively.

7. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Black-Scholes valuation method to calculate the fair value of the warrants noted below. Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Black-Scholes valuation method simulation is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators. The warrants noted below contain terms and features that give rise to derivative liability classification.

Warrants to purchase shares of common stock outstanding at December 31, 2023 and 2022 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Powerscourt Warrant	49,641	$31.20	12/22/2023
Wilmington Warrant Tranche A	51,020	$34.30	3/12/2026
Wilmington Warrant Tranche B	42,424	$41.25	3/12/2026
Wilmington Warrant Tranche C	12,727	$68.75	3/12/2026

In measuring the warrant liability, the Company used the following inputs:

	For the Years Ended December 31,
	2023	2022
Common Stock price	$0.31	$13.96
Weighted average contractual term to maturity	2.2 years	2.5 years
Range of expected market volatility %	137.71%	66.00% - 72.88%
Range of risk-free interest rate	4.23%	4.14% - 4.68%

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

7. Derivative Liabilities (continued)
Significant observable and unobservable inputs include conversion price, stock price, dividend rate, expected volatility, risk-free rate, optional conversion price and term. The binomial lattice model is a Level 3 valuation technique because it requires the development of significant internal assumptions in addition to observable market indicators.

In measuring the embedded derivative liability, the Company used the following inputs:

	December 31, 2023	December 31, 2022
Conversion price	$0.16 (1)	$62.50
Common Stock price	$0.31	$13.96
Contractual term to maturity	8.0 years	9.0 years
Expected market volatility %	100.00%	205.00%
Risk-free interest rate	3.90%	3.87%
Traded WHLRL price % of par	240.00%	120.50%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation date of December 31, 2023, less a discount of 45%.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Balance at the beginning of period	$7,111	$4,776
Changes in fair value - Warrants	(495)	(753)
Changes in fair value - Convertible Notes	(2,963)	3,088
Balance at ending of period	$3,653	$7,111

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2023 and 2022, the weighted average remaining lease term of our leases was 36 and 34 years, respectively. Rent expense under the operating lease agreements were $1.1 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and corporate headquarters lease agreements applicable to lease liabilities as of December 31, 2023 (in thousands):

For the years ended December 31,
2024	$815
2025	819
2026	823
2027	827
2028	829
Thereafter	19,591
Total undiscounted future minimum lease payments	23,704
Future minimum lease payments, discount	(13,375)
Operating lease liabilities	$10,329

Insurance

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Mid-Atlantic, Southeast, and Northeast, which markets represented approximately 45%, 40% and 15%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Regulatory and Environmental

As the owner of the buildings on our properties, the Company could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (continued)

govern the presence, maintenance, and removal of hazardous materials in buildings, and if the Company does not comply with such laws, it could face fines for such noncompliance. Also, the Company could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the Company could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the Company’s tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the Company or its tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to the Company, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the Company’s operations. The Company is not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

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

On April 8, 2022, several purported holders of Cedar’s outstanding preferred stock filed a putative class action complaint against Cedar, Cedar's of Directors prior to the Merger, and WHLR in Montgomery County Circuit Court, Maryland entitled Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527).

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

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The Court has set a briefing schedule. The appeal has been fully briefed. At this juncture, the outcome of the litigation remains uncertain.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Commitments and Contingencies (continued)

On October 14, 2022, a purported holder of the Company's outstanding preferred stock filed a putative class action against Cedar, Cedar's Board of Directors prior to the Merger, and WHLR in Nassau County Supreme Court, New York entitled Krasner v. Cedar Realty Trust, Inc., et al., Case No. 613985/2022. The complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against WHLR. The complaint seeks, among other relief, an award of monetary damages, attorneys' fees, and expert fees. The Defendants filed motions in the Nassau County action to dismiss or stay the case based both on the pendency of the lawsuit in Maryland in which the same claims were asserted by other preferred stockholders and on the merits. The court held a hearing on the motions on October 27, 2023, and on December 4, 2023 granted the motions to dismiss based on the pendency of the lawsuit in Maryland without addressing the merits.

Harbor Point Tax Increment Financing

On September 1, 2011, the Grove Economic Development Authority issued the Grove Economic Development Authority Tax Increment Revenue Note, Taxable Series 2011 in the amount of $2.42 million, bearing a variable interest rate of 2.29%, not to exceed 14% and payable in 50 semi-annual installments. The proceeds of the bonds were to provide funding for the construction of public infrastructure and other site improvements and to be repaid by incremental additional property taxes generated by development. Harbor Point, then owned by an affiliate of former CEO, Jon Wheeler, entered into an Economic Development Agreement with the Grove Economic Development Authority for this infrastructure development and in the event the ad valorem taxes were insufficient to cover annual debt service, Harbor Point would reimburse the Grove Economic Development Authority (the “Harbor Point Agreement”). In 2014, Harbor Point was acquired by the Company.

The total debt service shortfall over the life of the bond is uncertain as it is based on ad valorem taxes, assessed property values, property tax rates, LIBOR and future potential development ranging until 2036. The Company’s future total principal obligation under the Harbor Point Agreement will be no more than $2.0 million, the principal amount of the bonds, as of December 31, 2023. In addition, the Company may have an interest obligation on the note based on the principal balance and LIBOR rates in effect at future payment dates. The Company funded approximately $41 thousand and $42 thousand, during the years ended December 31, 2023 and 2022, respectively, in debt service shortfalls. As of December 31, 2023, $78 thousand was accrued for the December 2023 debt service payment shortfall. Future debt service shortfalls cannot be determined based on the variables noted above, as such have not been accrued.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of December 31, 2023 and 2022, the Company’s allowance for uncollectible tenant receivables totaled $0.9 million and $3.1 million, respectively. At December 31, 2023 and 2022, there were $7.9 million and $6.5 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 9. Rental Revenue and Tenant Receivables ( continued)

	Years ended December 31,
	2023	2022
Base rent	$72,621	$55,454
Tenant reimbursements - variable lease revenue	21,240	16,665
Above (below) market lease amortization, net	4,849	2,079
Straight-line rents	1,370	800
Percentage rent - variable lease revenue	774	558
Lease termination fees	325	134
Other	1,668	1,316
Total	102,847	77,006
Credit losses on operating lease receivables	(522)	(361)
Total	$102,325	$76,645

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2023 are as follows (in thousands):

For the years ended December 31,
2024	$72,501
2025	67,049
2026	58,314
2027	49,013
2028	37,215
Thereafter	100,113
Total minimum rents	$384,205

10. Equity and Mezzanine Equity

The Company has authority to issue 215,000,000 shares of stock, consisting of 200,000,000 shares of $0.01 par value Common Stock and 15,000,000 shares of preferred stock of which 5,000,000 shares have been classified as no par value Series B Preferred, 6,000,000 shares as Series D Preferred Stock and 4,500 shares of Series A Preferred.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 99.13% and 99.05% interest in the Operating Partnership as of December 31, 2023 and 2022, respectively. Limited partners in the Operating Partnership have the right to redeem their common units for cash or Common Stock, at our option. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders.

Common Stock One-for-Ten Reverse Stock Split

On August 7, 2023, we announced that our Board of Directors had approved the Reverse Stock Split. The Reverse Stock Split took effect as of 5:00 p.m., Eastern Standard Time, on August 17, 2023 (the “Effective Time”). At the Effective Time, every ten issued and outstanding shares of Common Stock were converted into one share of Common Stock, and as a result, the number of outstanding shares of Common Stock was reduced from approximately 9,809,195 to approximately 980,919. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on the Nasdaq on August 17, 2023 (as adjusted for the Reverse Stock Split), without any interest. All share and share-related information

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Equity and Mezzanine Equity (continued)

presented in this Annual Report on Form 10-K, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Split.

Series A Preferred Stock

The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred.

Series B Preferred Stock

Holders of Series B Preferred shares have the right to receive, only when and as authorized by the Board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cash dividends, at a rate of 9% per annum of the $25 liquidation preference per share. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $580 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $400.00 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $400.00 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Series D Preferred Stock - Redeemable Preferred Stock

At December 31, 2023 and 2022, the Company had 2,590,458 and 3,152,392 issued shares, respectively and 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $97.1 million and $113.4 million in aggregate liquidation value, respectively.

Until September 21, 2023, the holders of the Series D Preferred Stock were entitled to receive cumulative cash dividends at a rate of 8.75% per annum of the $25.00 liquidation preference per share (the “Initial Rate”). Commencing September 21, 2023, the holders were entitled to cumulative cash dividends at an annual dividend rate of the Initial Rate increased by 2% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14%. Dividends are payable quarterly in arrears on or before January 15th, April 15th, July 15th and October 15th of each year.

Dividends on the Series D Preferred Stock cumulate from the end of the most recent dividend period for which dividends have been paid. Dividends on the Series D Preferred Stock cumulate whether or not (i) we have earnings, (ii) there are funds legally available for the payment of such dividends and (iii) such dividends are authorized by our Board of Directors or declared by us. Dividends on the Series D Preferred Stock do not bear interest. If the Company fails to pay any dividend within three (3) business days after the payment date for such dividend, the then-current dividend rate increases following the payment date by an additional 2.0% of the $25.00 stated liquidation preference per share until we pay the dividend, subject to our ability to cure the failure. On December 20, 2018, the Company suspended the Series D Preferred dividend. As such, the Series D Preferred Stock shares began accumulating dividends at 10.75% beginning January 1, 2019 and will continue to accumulate dividends at this rate until all accumulated dividends have been paid. Commencing September 21, 2023, the Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 12.75%, subject to a maximum annual dividend rate of 16%, including the 2% default rate.

Holders of shares of the Series D Preferred Stock have no voting rights. Pursuant to the Company's Articles Supplementary, if dividends on the Series D Preferred are in arrears for six or more consecutive quarterly periods (a "Preferred Dividend Default"), holders of shares of the Series D Preferred Stock and the holders of Series A Preferred and Series B Preferred upon which like voting rights have been conferred and are exercisable (such the Series A Preferred and Series B Preferred together, being the "Parity Preferred Stock"), shall be entitled to vote for the election of two additional directors to serve on the Board of Directors (the "Series D Preferred Directors"). A Preferred Dividend Default occurred on April 15, 2020. The election of the Series D Preferred Directors will take place upon the written request of the holders of record of at least 20% of the Series D Preferred Stock and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred Stock and Parity Preferred Stock to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Equity and Mezzanine Equity (continued)

deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred Stock and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof is set apart for payment.

The Series D Preferred Stock requires the Company maintain asset coverage of at least 200%. If we fail to maintain asset coverage of at least 200% calculated by determining the percentage value of (i) our total assets plus accumulated depreciation and accumulated amortization minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with GAAP (exclusive of the book value of any Redeemable and Term Preferred Stock (defined below)) over (ii) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of outstanding shares of our Series D Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (“Asset Coverage Ratio”), and such failure is not cured by the close of business on the date that is 30 calendar days following the filing date of our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, for that quarter, or the “Asset Coverage Cure Date,” then we will be required to redeem, within 90 calendar days of the Asset Coverage Cure Date, shares of Redeemable and Term Preferred Stock, which may include Series D Preferred Stock, at least equal to the lesser of (i) the minimum number of shares of Redeemable and Term Preferred Stock that will result in us having a coverage ratio of at least 200% and (ii) the maximum number of shares of Redeemable and Term Preferred Stock that can be redeemed solely out of funds legally available for such redemption. In connection with any redemption for failure to maintain the Asset Coverage Ratio, we may, in our sole option, redeem any shares of Redeemable and Term Preferred Stock we select, including on a non-pro rata basis. We may elect not to redeem any Series D Preferred Stock to cure such failure as long as we cure our failure to meet the Asset Coverage Ratio by or on the Asset Coverage Cure Date. If shares of Series D Preferred Stock are to be redeemed for failure to maintain the Asset Coverage Ratio, such shares will be redeemed solely in cash at a redemption price equal to $25.00 per share plus an amount equal to all accrued but unpaid dividends, if any, on such shares (whether or not declared) to and including the redemption date.

On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $169.60 per share of Common Stock. After September 21, 2023, each holder of the Series D Preferred Stock may, at their option, request that the Company redeem any or all of their shares on a monthly basis at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023, and the first Holder Redemption Date was October 5, 2023.

During the year ended December 31, 2023, the Company processed 175 redemption requests, collectively redeeming 864,070 shares of Series D Preferred Stock. Accordingly, the Company issued 52,788,687 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $32.7 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq (the "VWAP"). As of December 31, 2023, the Company has realized a gain of $9.9 million in the aggregate due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

At December 31, 2023, the Company had received requests to redeem 9,843 shares of Series D Preferred Stock with respect to the January 2024 Holder Redemption Date. As such, the redemption of these Series D Preferred Stock is considered certain at December 31, 2023 and the liquidation value associated with these shares of $0.4 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the years ended December 31, 2023 and 2022 is as follows (in thousands, except per share data):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Equity and Mezzanine Equity (continued)

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2021	3,152,392	$92,548
Accretion of Preferred Stock discount	—	498
Undeclared dividends	—	8,472
Balance December 31, 2022	3,152,392	101,518
Accretion of Preferred Stock discount	—	373
Conversion of Series D Preferred Stock to Common Stock	(4,244)	(140)
Paid-in-kind interest, issuance of Preferred Stock (2)	306,380	3,908
Accretion to liquidation preference (1)	—	15,288
Series D Preferred Stock redemptions (3)	(864,070)	(33,044)
Undeclared dividends	—	8,802
Balance December 31, 2023	2,590,458	$96,705
(1) The Series D Preferred Stock was adjusted to $25.00 liquidation preference plus accrued and unpaid dividends, representing a $13.5 million adjustment to its carrying value at September 21, 2023, the commencement of the holder redemptions.
(2) See Note 6 for additional details.
(3) The value is net of the January 2024 Holder Redemption Date redemption liquidation value of $0.4 million, which is represented as a liability; however, the corresponding 9,843 shares has not been adjusted for as they remained outstanding at December 31, 2023.

Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock.

The following table summarizes the potential dilution of conversion of Operating Partnership common units ("Common Units"), Series B Preferred, Series D Preferred Stock, warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2023		December 31, 2022
	Outstanding Shares	Potential Dilutive Shares	Outstanding Shares	Potential Dilutive Shares

Common units	13,323	13,323	14,494	14,494
Series B Preferred Stock	3,379,142	211,196	3,379,142	211,196
Series D Preferred Stock	2,590,458	248,750,708	3,152,392	668,890
Warrants to purchase Common Stock	—	106,171	—	155,813
Convertible Notes	—	146,876,617	—	3,856,259

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share

For the year ended December 31, 2023	$8,802	$3.40

For the year ended December 31, 2022	$8,472	$2.69

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Equity and Mezzanine Equity (continued)

The total cumulative dividends in arrears for Series D Preferred Stock is $32.3 million as of December 31, 2023 (per share $12.48). There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred Stock during years ended December 31, 2023 or 2022.

2015 Long-Term Incentive Plan

On June 4, 2015, the Company's stockholders approved the 2015 Long-Term Incentive Plan (the "2015 Incentive Plan"). The 2015 Incentive Plan allows for issuance of up to 12,500 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company. The 2015 Incentive Plan replaced the 2012 Stock Incentive Plan.

As of December 31, 2023, there are 4,110 shares available for issuance under the Company’s 2015 Incentive Plan and there were no shares issued in 2023 or 2022.

2016 Long-Term Incentive Plan

On June 15, 2016, the Company's stockholders approved the 2016 Long-Term Incentive Plan (the "2016 Incentive Plan"). The 2016 Incentive Plan allows for issuance of up to 62,500 shares of the Company's Common Stock to employees, directors, officers and consultants for services rendered to the Company.

As of December 31, 2023, there are 12,770 shares available for issuance under the Company’s 2016 Incentive Plan and there were no shares issued in 2023 or 2022.

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the Wheeler Real Estate Company Management Agreement. During the years ended December 31, 2023 and 2022, Cedar paid the Company $2.1 million and $1.0 million, respectively, for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). Related party amounts due to the Company from Cedar as of December 31, 2023 and 2022 are comprised of (in thousands):

	December 31, 2023 (b)	December 31, 2022 (b)
Financings and real estate taxes	$7,166	$7,166
Management fees	225	110
Leasing commissions	161	85
Cost Sharing Agreement allocations (a)	548	—
Other	(6)	(33)
Total	$8,094	$7,328

(a) Includes allocations for executive compensation and directors' liability insurance. In 2022, the were no allocations made to Cedar for these services due to certain limitations set forth in the Cost Sharing Agreement.

(b) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. See Note 4 for additional details.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
12. Subsequent Events

Convertible Notes - open market purchase

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million.

Adjustment to Conversion Price of Convertible Notes

For the February 2024 Series D Preferred Stock redemptions, the lowest price at which any Series D Preferred Stock was converted by a holder into Common Stock was approximately $0.22.

Accordingly, pursuant to Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes, the Conversion Price for the Convertible Notes was further adjusted to approximately $0.12 per share of Common Stock (approximately 209.84 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted), representing a 45% discount to $0.22.

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 84,561 shares of Series D Preferred Stock. Accordingly, the Company has issued 14,253,931 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $3.2 million.

Cedar Revolving Credit Agreement

On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Cedar Revolving Credit Agreement"). The interest rate under the Cedar Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and principal is due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Cedar Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2023

Description	Balance at Beginning of Year		Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
			(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2023	$3,146		$522	$(2,765)	$903
Year Ended December 31, 2022	$4,262	(1)	$361	$(1,477)	$3,146

(1) The Cedar Acquisition purchase price allocation related to allowance for doubtful accounts of $3.63 million is included within the beginning year ended December 31, 2022 column.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2023

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)		Gross Amount at which Carried at end of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
WHLR				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	221	—	1,005	4,503	5,508
Surrey Plaza	381	1,857	451	—	701	1,988	2,689
Tuckernuck	2,115	6,719	1,338	—	2,171	8,001	10,172
Twin City Commons	800	3,041	143	—	809	3,175	3,984
Tampa Festival	4,653	6,691	1,756	—	4,713	8,387	13,100
Forrest Gallery	3,015	7,455	3,395	—	3,192	10,673	13,865
Winslow Plaza	1,325	3,684	468	—	1,566	3,911	5,477
Clover Plaza	356	1,197	25	—	356	1,222	1,578
St. George Plaza	897	1,264	2,549	—	1,389	3,321	4,710
South Square	353	1,911	328	—	480	2,112	2,592
Westland Square	887	1,710	216	—	901	1,912	2,813
Waterway Plaza	1,280	1,248	425	—	1,488	1,465	2,953
Cypress Shopping Center	2,064	4,579	1,506	—	2,064	6,085	8,149
Harrodsburg Marketplace	1,431	2,485	296	—	1,515	2,697	4,212
Port Crossing Shopping Center	792	6,921	220	—	800	7,133	7,933
LaGrange Marketplace	390	2,648	438	—	451	3,025	3,476
DF I-Courtland (2)	196	—	—	—	196	—	196
DF I-Edenton (2)	746	—	—	—	746	—	746
Freeway Junction	1,521	6,755	244	—	1,544	6,976	8,520
Bryan Station	1,658	2,756	329	—	1,807	2,936	4,743
Crockett Square	1,546	6,834	233	—	1,565	7,048	8,613
Harbor Point (2)	778	—	(359)	—	419	—	419
Pierpont Centre	484	9,221	521	—	905	9,321	10,226
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	2,303	—	744	9,850	10,594
Brook Run Shopping Center	2,209	12,919	1,327	—	2,377	14,078	16,455
Beaver Ruin Village	2,604	8,284	258	—	2,619	8,527	11,146
Beaver Ruin Village II	1,153	2,809	5	—	1,153	2,814	3,967
Chesapeake Square	895	4,112	1,097	—	1,269	4,835	6,104
Sunshine Plaza	1,183	6,368	612	—	1,268	6,895	8,163
Cardinal Plaza	994	2,476	106	—	1,033	2,543	3,576
Frankilton Square LLC	1,022	2,933	345	—	1,126	3,174	4,300
Nashville Commons	1,091	3,503	220	—	1,150	3,664	4,814
Grove Park	722	4,590	605	—	1,084	4,833	5,917
Parkway Plaza	772	4,230	441	—	778	4,665	5,443
Fort Howard Square	1,890	7,350	848	—	2,157	7,931	10,088
Conyers Crossing	2,034	6,820	476	—	2,138	7,192	9,330
Darien Shopping Center	188	1,054	(17)	—	188	1,037	1,225
Devine Street	3,895	1,941	(4)	—	3,895	1,937	5,832
Folly Road	5,992	4,527	73	—	6,050	4,542	10,592
Georgetown	742	1,917	154	—	753	2,060	2,813

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)		Gross Amount at which Carried at end of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Ladson Crossing	$2,981	$3,920	$221	$—	$3,146	$3,976	$7,122
Lake Greenwood Crossing	550	2,499	17	—	550	2,516	3,066
Lake Murray	447	1,537	74	—	470	1,588	2,058
Litchfield I	568	929	84	—	572	1,009	1,581
Litchfield II	568	936	146	—	572	1,078	1,650
Litchfield Market Village	2,970	4,716	640	—	3,125	5,201	8,326
Moncks Corner	—	1,109	9	—	—	1,118	1,118
Ridgeland	203	376	79	—	282	376	658
Shoppes at Myrtle Park	3,182	5,360	1,119	—	3,182	6,479	9,661
South Lake	804	2,025	940	—	804	2,965	3,769
South Park	943	2,967	131	—	1,022	3,019	4,041
Sangaree	2,302	2,922	905	—	2,582	3,547	6,129
Tri-County	411	3,421	400	—	635	3,597	4,232
Riverbridge	774	5,384	283	—	820	5,621	6,441
Laburnum Square	3,735	5,929	848	—	4,050	6,462	10,512
Franklin Village	2,608	9,426	1,221	—	2,696	10,559	13,255
Village at Martinsville	5,208	12,879	2,174	—	5,228	15,033	20,261
New Market Crossing	993	5,216	1,040	—	1,324	5,925	7,249
Rivergate Shopping Center	1,537	29,177	1,206	—	1,732	30,188	31,920
JANAF	8,267	66,549	3,489	—	8,591	69,714	78,305
WHLR Total	$95,659	$334,872	$38,657	$—	$102,248	$366,940	$469,188
CDR
Brickyard Plaza	$1,989	$13,119	$—	$—	$1,989	$13,119	$15,108
Carll's Corner	1,955	2,574	—	—	1,955	2,574	4,529
Coliseum Marketplace	1,226	3,172	1,972	—	1,227	5,143	6,370
Fairview Commons	948	2,083	—	—	948	2,083	3,031
Fieldstone Marketplace	2,359	2,279	133	—	2,359	2,412	4,771
Gold Star Plaza	1,403	3,223	24	—	1,403	3,247	4,650
Golden Triangle	3,322	13,388	(36)	—	3,322	13,352	16,674
Hamburg Square	932	4,967	—	—	932	4,967	5,899
Kings Plaza	2,192	3,961	709	—	2,192	4,670	6,862
Oakland Commons	825	3,080	—	—	825	3,080	3,905
Oregon Avenue	3,158	—	674		3,158	674	3,832
Patuxent Crossing	2,999	15,145	493	—	2,999	15,638	18,637
Pine Grove Plaza	1,292	3,832	(7)	—	1,292	3,825	5,117
South Philadelphia	11,996	11,137	937	—	11,996	12,074	24,070
Southington Center	358	8,429	—	—	358	8,429	8,787
Timpany Plaza	1,778	5,754	1,045	—	1,778	6,799	8,577
Trexler Mall	3,746	22,979	19	—	3,746	22,998	26,744
Washington Center Shoppes	3,618	11,354	306	—	3,618	11,660	15,278
Webster Commons	1,565	6,207	113	—	1,565	6,320	7,885
CDR Total	$47,661	$136,683	$6,382	$—	$47,662	$143,064	$190,726

Combined Total	$143,320	$471,555	$45,039	$—	$149,910	$510,004	$659,914
(1) Negative amounts represent write-offs of fully depreciated assets.
(2) Net of impairment.

As of December 31, 2023, the aggregate cost for federal income tax purposes was approximately $926 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
WHLR		(in thousands)
Amscot Building		$275	5/15/2004		5-40 years
Lumber River Village (2)		1,556		11/16/2012	5-40 years
Surrey Plaza (2)		664		12/21/2012	5-40 years
Tuckernuck	$4,771	2,963		11/16/2012	5-40 years
Twin City Commons (2)		1,070		12/18/2012	5-40 years
Tampa Festival (2)		2,670		8/26/2013	5-40 years
Forrest Gallery (2)		3,307		8/29/2013	5-40 years
Winslow Plaza	4,331	1,313		12/19/2013	5-40 years
Clover Plaza (2)		340		12/23/2013	5-40 years
St. George Plaza (2)		405		12/23/2013	5-40 years
South Square (2)		542		12/23/2013	5-40 years
Westland Square (2)		517		12/23/2013	5-40 years
Waterway Plaza (2)		416		12/23/2013	5-40 years
Cypress Shopping Center	5,769	1,350		7/1/2014	5-40 years
Harrodsburg Marketplace (5)		707		7/1/2014	5-40 years
Port Crossing Shopping Center (5)		2,431		7/3/2014	5-40 years
LaGrange Marketplace (2)		818		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Edenton Commons (undeveloped land)		—		8/15/2014	N/A
Freeway Junction (6)		1,830		9/4/2014	5-40 years
Bryan Station (6)		945		10/2/2014	5-40 years
Crockett Square (6)		1,982		11/5/2014	5-40 years
Harbor Point (undeveloped land)		—		11/21/2014	N/A
Pierpont Centre (5)		2,441		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace (5)		2,749		4/1/2015	5-40 years
Brook Run Shopping Center (6)		3,792		6/2/2015	5-40 years
Beaver Ruin Village (6)		1,963		7/1/2015	5-40 years
Beaver Ruin Village II (6)		663		7/1/2015	5-40 years
Chesapeake Square	4,014	1,504		7/10/2015	5-40 years
Sunshine Plaza (5)		1,790		7/21/2015	5-40 years
Cardinal Plaza (5)		658		8/21/2015	5-40 years
Frankilton Square LLC (5)		816		8/21/2015	5-40 years
Nashville Commons (5)		869		8/21/2015	5-40 years
Grove Park (5)		1,179		9/9/2015	5-40 years
Parkway Plaza (5)		1,062		9/15/2015	5-40 years
Fort Howard Square (6)		1,846		9/30/2015	5-40 years
Conyers Crossing	5,960	1,866		9/30/2015	5-40 years
Darien Shopping Center (2)		206		4/12/2016	5-40 years
Devine Street		404		4/12/2016	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Folly Road (2)		$980		4/12/2016	5-40 years
Georgetown (2)		442		4/12/2016	5-40 years
Ladson Crossing (2)		893		4/12/2016	5-40 years
Lake Greenwood Crossing (2)		563		4/12/2016	5-40 years
Lake Murray (2)		338		4/12/2016	5-40 years
Litchfield I (2)		240		4/12/2016	5-40 years
Litchfield II (2)		225		4/12/2016	5-40 years
Litchfield Market Village (2)		1,108		4/12/2016	5-40 years
Moncks Corner		253		4/12/2016	5-40 years
Ridgeland (2)		106		4/12/2016	5-40 years
Shoppes at Myrtle Park (6)		1,629		4/12/2016	5-40 years
South Lake (2)		867		4/12/2016	5-40 years
South Park (2)		655		4/12/2016	5-40 years
Sangaree (1)		1,191		11/10/2016	5-40 years
Tri-County (1)		867		11/10/2016	5-40 years
Riverbridge (5)		1,095		11/15/2016	5-40 years
Laburnum Square	7,665	1,353		12/7/2016	5-40 years
Franklin Village (5)		1,909		12/12/2016	5-40 years
Village at Martinsville	14,755	3,165		12/16/2016	5-40 years
New Market Crossing (2)		1,215		12/20/2016	5-40 years
Rivergate Shopping Center	17,557	5,893		12/21/2016	5-40 years
JANAF Shopping Center	60,000	11,551		1/18/2018	5-40 years
WHLR Totals		$86,447
CDR
Brickyard Plaza (3)		$741		8/22/2022	5-40 years
Carll's Corner		157		8/22/2022	5-40 years
Coliseum Marketplace (4)		214		8/22/2022	5-40 years
Fairview Commons (3)		169		8/22/2022	5-40 years
Fieldstone Marketplace		285		8/22/2022	5-40 years
Gold Star Plaza (3)		277		8/22/2022	5-40 years
Golden Triangle (3)		819		8/22/2022	5-40 years
Hamburg Square (3)		332		8/22/2022	5-40 years
Kings Plaza		314		8/22/2022	5-40 years
Oakland Commons		214		8/22/2022	5-40 years
Oregon Avenue		—		8/22/2022	N/A
Patuxent Crossing (4)		973		8/22/2022	5-40 years
Pine Grove Plaza (3)		251		8/22/2022	5-40 years
South Philadelphia		623		8/22/2022	5-40 years
Southington Center (3)		507		8/22/2022	5-40 years
Timpany Plaza	9,060	409		8/22/2022	5-40 years
Trexler Mall (3)		1,262		8/22/2022	5-40 years
Washington Center Shoppes (3)		653		8/22/2022	5-40 years
Webster Commons (3)		405		8/22/2022	5-40 years
CDR Total		$8,605

Combined Total		$95,052

(1) Properties secure a $6.0 million mortgage note.
(2) Properties secure a $75.0 million mortgage note.
(3) Properties secure a $110.0 million mortgage note.
(4) Properties secure a $25.0 million mortgage note.
(5) Properties secure a $61.1 million mortgage note.
(6) Properties secure a $53.1 million mortgage note.

The changes in total real estate assets for the years ended December 31, 2023 and 2022 are as follows:

	2023	2022
	(in thousands)
Balance at beginning of period	$637,871	$458,214
Acquisitions	3,720	185,019
Improvements	18,999	6,777
Impairments	—	(760)
Disposals	(676)	(11,379)
Balance at end of period	$659,914	$637,871

Incorporated by Reference
Item	Title of Description	Form	Filing Date
2.1
Agreement and Plan of Merger, dated as of March 2, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P
		Current Report on Form 8-K	March 7, 2022
2.2
First Amendment to Merger Agreement, dated as of April 19, 2022, by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc., and Cedar Realty Trust Partnership, L.P.
		Current Report on Form 10-Q	May 11, 2022
2.3
Second Amendment to Merger Agreement, entered into as of August 9, 2022 by and among Wheeler Real Estate Investment Trust, Inc., WHLR Merger Sub Inc., WHLR OP Merger Sub LLC, Cedar Realty Trust, Inc. and Cedar Realty Trust Partnership, L.P.
		Current Report on Form 8-K	August 25, 2022
3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 5, 2016	Current Report on Form 8-K	August 8, 2016
3.2	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 16, 2016	Current Report on Form 8-K	September 20, 2016
3.3	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on December 1, 2016	Current Report on Form 8-K	December 5, 2016
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 31, 2017	Current Report on Form 8-K	April 3, 2017
3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 31, 2017	Current Report on Form 8-K	April 3, 2017
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 29, 2016	Current Report on Form 8-K	May 29, 2020
3.7	Certificate of Correction of Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 3, 2018	Current Report on Form 8-K	May 4, 2018
3.8	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on July 8, 2021	Current Report on Form 8-K	July 8, 2021
3.9	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 5, 2021	Current Report on Form 8-K	November 5, 2021
3.10	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 29, 2021	Current Report on Form 8-K	November 29, 2021
3.11	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended	Current Report on Form 8-K	May 29, 2020
3.12	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Registration Statement on Form S-11	August 20, 2014
3.13	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units	Current Report on Form 8-K	April 15, 2015
3.14	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units	Current Report on Form 8-K	July 15, 2016
3.15	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	September 20, 2016
3.16	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	December 5, 2016
3.17	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Current Report on Form 8-K	September 5, 2019
3.18	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020	Current Report on Form 8-K	December 23, 2020
3.19	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021	Current Report on Form 8-K	March 12, 2021
3.20	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023

3.21	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023
4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	April 3, 2017
4.2	Form of Certificate of Series B Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Registration Statement on Form S-11/A	April 23, 2014
4.3	Form of Certificate of Series D Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	September 20, 2016
4.4†	Description of Securities.
4.5	Form of Common Stock Purchase Warrant, dated March 12, 2021	Current Report on Form 8-K	March 12, 2021
4.6	Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note)	Current Report on Form 8-K	August 16, 2021
10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan	Current Report on Form 8-K	June 8, 2015
10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan	Current Report on Form 8-K	June 16, 2016
10.3	Employment Agreement with M. Andrew Franklin	Current Report on Form 8-K	February 20, 2018.
10.4	Amended and Restated Employment Agreement, by and between Wheeler Real Estate Investment Trust, Inc. and Crystal Plum, dated as of August 13, 2021	Current Report on Form 8-K	August 17, 2021
10.5	Registration Rights Agreement dated March 12, 2021,	Current Report on Form 8-K	March 12, 2021
10.6	Term Loan Agreement dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	June 21, 2022
10.7	Loan Agreement dated July 6, 2022 between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto.	Current Report on Form 8-K	July 8, 2022
10.8	Guaranty, dated August 22,2022, made by Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	August 25, 2022
10.9
Environmental Compliance and Indemnity Agreement, dated as of August 22, 2022, made by Wheeler Real Estate Investment Trust, Inc., Cedar Realty Trust, Inc., Cedar Realty Trust Partnership, L.P., and certain subsidiaries of Cedar Realty Trust Partnership, L.P.
		Current Report on Form 8-K	August 25, 2022
10.10	Limited Recourse Indemnity Agreement made by Wheeler REIT, L.P. in favor of Guggenheim Real Estate, LLC as of October 28, 2022	Current Report on Form 8-K	October 31, 2022
10.11	Term Loan Agreement, dated as of October 28, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto	Current Report on Form 8-K	October 31, 2022
10.12	Term Loan Agreement dated May 5, 2023, between Insurance Strategy Funding XXVIII, LLC and the Borrowers party thereto.	Current Report on Form 10-Q	May 9, 2023
10.13	Term Loan Agreement dated May 18, 2023, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	May 19, 2023
10.14
Letter Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of December 5, 2023
		Current Report on Form 8-K	December 6, 2023
10.15	Excepted Holder Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell	Current Report on Form 8-K	December 6, 2023
10.16
Excepted Holder Amendment, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of February 5, 2024
		Current Report on Form 8-K	February 6, 2024
14.1	Code of Business Conduct and Ethics	Current Report on Form 8-K	September 1, 2023
21.1†	Subsidiaries of Registrant.
23.1†	Consent of Cherry Bekaert LLP.

31.1†
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†
Certification of the Chief Financial Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	Wheeler Real Estate Investment Trust, Inc. Incentive Clawback Policy.
101.INS XBRL	Instance Document (Filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).
101.LAB	XBRL Taxonomy Extension Labels Linkbase (Filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith).

† Filed or furnished herewith.

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
Date: March 5, 2024

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

Signature	Title	Date
/S/ M. ANDREW FRANKLIN	CEO and President	March 5, 2024
M. Andrew Franklin	(Principal Executive Officer)

/S/ CRYSTAL PLUM	Chief Financial Officer	March 5, 2024
Crystal Plum	(Principal Financial Officer and Principal Accounting Officer)

/S/ STEFANI D. CARTER	Chair of Board	March 5, 2024
Stefani D. Carter
/S/ SAVERIO M FLEMMA	Director	March 5, 2024
Saverio M Flemma
/S/ DENNIS POLLACK	Director	March 5, 2024
Dennis Pollack
/S/ JOSEPH D. STILWELL	Director	March 5, 2024
Joseph D. Stilwell
/S/ MEGAN PARISI	Director	March 5, 2024
Megan Parisi

/S/ KERRY G. CAMPBELL	Director	March 5, 2024
Kerry G. Campbell
/S/ E.J. BORRACK	Director	March 5, 2024
E.J. Borrack