Form 10-Q
period 2024-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2024-05-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 2, 2024, there were 68,023,718 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Form 10-Q") of Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "WHLR," "we," "our" or "us") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

Forward-looking statements that were true at the time may ultimately prove to be incorrect or false. You are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-Q include, but are not limited to:

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
•our ability to register sufficient shares of our Common Stock to cover redemptions of all Series D Preferred Stock tendered to us by the holders thereof;
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
•litigation risks;
•the risk that shareholder litigation in connection with the Cedar Acquisition (as defined herein) and as recently filed by one of the Company's shareholders, Daniel Khoshaba may result in significant costs of defense, indemnification and liability, and divert management's attention away from running our business;
•financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability and increases in the Company’s borrowing costs as a result of changes in interest rates and other factors;
•the impact of the Company’s leverage on operating performance;
•our ability to successfully execute strategic or necessary asset acquisitions and divestitures;

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
•the Company’s ability to regain compliance with the listing standards of the Nasdaq Capital Market ("Nasdaq") and maintain its listing thereon;
•the effects on the trading market of our Common Stock of the August 2023 one-for-ten reverse stock split of our Common Stock (which we refer to as the "Reverse Stock Split") and any reverse stock splits the Company may effect in the future;
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

Forward-looking statements in this Form 10-Q should be read in light of these factors. Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company’s actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for the Company’s management to predict all such factors or to assess the effects of each factor on the Company’s business. Accordingly, there can be no assurance that the Company’s current expectations will be realized.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$138,867	$149,908
Buildings and improvements	504,439	510,812
	643,306	660,720
Less accumulated depreciation	(99,205)	(95,598)
Real estate, net	544,101	565,122

Cash and cash equivalents	17,732	18,404
Restricted cash	20,782	21,403
Receivables, net	11,733	13,126
Investment securities - related party	10,579	10,685
Assets held for sale	24,101	—
Above market lease intangibles, net	1,909	2,114
Operating lease right-of-use assets	9,397	9,450
Deferred costs and other assets, net	27,280	28,028
Total Assets	$667,614	$668,332

LIABILITIES:
Loans payable, net	$478,205	$477,574
Liabilities associated with assets held for sale	1,181	—
Below market lease intangibles, net	16,508	17,814
Derivative liabilities	9,160	3,653
Operating lease liabilities	10,280	10,329
Series D Preferred Stock redemptions	—	369
Accounts payable, accrued expenses and other liabilities	19,289	17,065
Total Liabilities	534,623	526,804
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	95,899	96,705
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	45,020	44,998
Common Stock ($0.01 par value, 200,000,000 shares authorized, 68,023,718 and 53,769,787 shares issued and outstanding, respectively)	680	538
Additional paid-in capital	260,419	257,572
Accumulated deficit	(335,603)	(324,854)
Total Shareholders’ Deficit	(29,031)	(21,293)
Noncontrolling interests	66,123	66,116
Total Equity	37,092	44,823
Total Liabilities and Equity	$667,614	$668,332
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except share and per share data - Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE:
Rental revenues	$25,695	$25,500
Other revenues	177	566
Total Revenue	25,872	26,066
OPERATING EXPENSES:
Property operations	9,050	8,955
Depreciation and amortization	6,598	7,466
Corporate general & administrative	2,746	3,071
Total Operating Expenses	18,394	19,492
Operating Income	7,478	6,574
Interest income	63	47
Loss on investment securities, net	(106)	—
Interest expense	(7,405)	(6,477)
Net changes in fair value of derivative liabilities	(5,507)	1,852
Gain on preferred stock redemptions	213	—
Other expense	(742)	(2,405)
Net Loss	(6,006)	(409)
Less: Net income attributable to noncontrolling interests	2,701	2,692
Net Loss Attributable to Wheeler REIT	(8,707)	(3,101)
Preferred stock dividends - undeclared	(2,042)	(2,264)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(10,749)	$(5,365)

Loss per share
Basic and Diluted	$(0.17)	$(5.48)
Weighted-average number of shares:
Basic and Diluted	62,952,191	979,403

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2023	562	$453	3,379,142	$44,998	53,769,787	$538	$257,572	$(324,854)	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	6	(6)	—	(6)	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	14,253,931	142	2,841	—	2,983	—	—	—	2,983
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (Loss) Income	—	—	—	—	—	—	—	(8,707)	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	$453	3,379,142	$45,020	68,023,718	$680	$260,419	$(335,603)	$(29,031)	$1,278	$64,845	$66,123	$37,092

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	562	$453	3,379,142	$44,911	979,396	$10	$235,081	$(295,617)	$(15,162)	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	625	—	140	—	140	—	—	—	140
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)	13	—	13	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)	4	2,688	2,692	(409)
Balance, March 31 2023	562	$453	3,379,142	$44,933	980,021	$10	$235,208	$(300,982)	$(20,378)	$1,368	$64,845	$66,213	$45,835

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net Loss	$(6,006)	$(409)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	6,598	7,466
Deferred financing cost amortization	628	479
Changes in fair value of derivative liabilities	5,507	(1,852)
Above (below) market lease amortization, net	(913)	(1,396)
Loss on repurchase of debt securities	700	—
Gain on preferred stock redemptions	(213)	—
Unrealized loss on investment securities, net	106	—
Straight-line expense (income)	(17)	8
Credit adjustments on operating lease receivables	(50)	25
Net changes in assets and liabilities:
Receivables, net	1,012	1,747
Deferred costs and other assets, net	(2,252)	(5,439)
Accounts payable, accrued expenses and other liabilities	134	3,058
Net cash provided by operating activities	5,234	3,687
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(4,134)	(4,155)
Net cash used in investing activities	(4,134)	(4,155)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(445)	—
Dividends and distributions paid on noncontrolling interest	(2,688)	(2,688)
Loan proceeds	2,387	—
Loan principal payments	(365)	(588)
Repurchase of debt securities	(1,282)	—
Net cash used in financing activities	(2,393)	(3,276)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,293)	(3,744)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	39,807	55,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$38,514	$52,121

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$17,732	$24,817
Restricted cash	20,782	27,304
Cash, cash equivalents, and restricted cash	$38,514	$52,121
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At March 31, 2024, the Company owned 99.13% of the Operating Partnership. As of March 31, 2024, the Trust owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

The Trust through the Operating Partnership owns Wheeler Interests ("WI") and Wheeler Real Estate, LLC ("WRE") (WRE and, together with WI, the "Operating Companies"). The Operating Companies are taxable REIT subsidiaries ("TRS") to accommodate serving the non-REIT properties since applicable REIT regulations consider the income derived from these services to be "bad" income subject to taxation. The regulations allow for costs incurred by the Company commensurate with the services performed for the non-REIT properties to be allocated to a TRS.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our one-for-ten Reverse Stock Split, which took effect on August 17, 2023. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

The unaudited condensed consolidated financial statements included in this Form 10-Q include Cedar starting from the date of the Cedar Acquisition. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification ("ASC"), and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Three Months Ended March 31,
	2024	2023
Non-Cash Transactions:
Conversion of Series D Preferred Stock to Common Stock	$—	$140
Accretion of Preferred Stock discounts	$22	$147
Redemption of Series D Preferred Stock to Common Stock	$2,841	$—
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	$3,161	$2,600
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$204	$278
Cash paid for interest	$6,226	$5,304

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.7 million for the three months ended March 31, 2024, which primarily consisted of capital structure costs to repurchase Convertible Notes, see Note 6 for additional details. Other expenses were $2.4 million for the three months ended March 31, 2023, which primarily consisted of capital structure costs for an exchange offer for the Company's outstanding shares of Series D Preferred Stock.

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

3. Real Estate

A significant portion of the Company’s land, buildings and improvements serve as collateral for its secured term loans and revolving credit facility. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

The Company’s depreciation expense on investment properties was $4.6 million and $4.5 million for the three months ended March 31, 2024 and 2023, respectively.

Assets Held for Sale

At March 31, 2024, assets held for sale include South Philadelphia, as the Company has committed to a plan to sell components of the property. There were no assets held for sale as of December 31, 2023.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	March 31, 2024	December 31, 2023
Real estate, net	$22,623	$—
Receivables, net - unbilled straight-line rent	431	—
Deferred costs and other assets, net	1,047	—
Total assets held for sale	$24,101	$—

	March 31, 2024	December 31, 2023
Cedar Revolving Credit Agreement	$1,387	$—
Deferred financing costs, net	(394)	—
Total loans payable, net - assets held for sale	993	—
Below market lease intangibles, net	188	—
Total liabilities associated with assets held for sale	$1,181	$—

4. Investment Securities - Related Party
In 2023, the Company subscribed for an investment in the aggregate amount of $10.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership ("SAI"). The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

The Company’s subscriptions were approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee, by that Committee.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of March 31, 2024, the fair value of the Company’s SAI investment was $10.6 million. For the three months ended March 31, 2024, the Company recognized $27 thousand in fees and an unrealized loss of $79 thousand for a loss on investment securities, net of $106 thousand.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	March 31, 2024	December 31, 2023
Leases in place, net	$15,071	$16,663
Lease origination costs, net	6,574	7,461
Ground lease sandwich interest, net	1,050	1,119
Tenant relationships, net	239	280
Legal and marketing costs, net	68	278
Prepaid expenses	4,275	2,224
Other	3	3
Total deferred costs and other assets, net	$27,280	$28,028
As of March 31, 2024 and December 31, 2023, the Company’s intangible accumulated amortization totaled $68.4 million and $69.9 million, respectively. During the three months ended March 31, 2024 and 2023, the Company’s intangible amortization expense totaled $2.0 million and $2.9 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2024	December 31, 2023
Cypress Shopping Center	$34,360	4.70%	July 2024	$5,735	$5,769
Cedar Revolving Credit Agreement	Interest only	8.16% (3)	February 2025	1,387	—
Conyers Crossing	Interest only	4.67%	October 2025	5,960	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,311	4,331
Tuckernuck	$32,202	5.00%	March 2026	4,734	4,771
Chesapeake Square	$23,857	4.70%	August 2026	3,989	4,014
Sangaree/Tri-County	$32,329	4.78%	December 2026	5,966	5,990
Timpany Plaza	Interest only	7.27%	September 2028	10,060	9,060
Village of Martinsville	$89,664	4.28%	July 2029	14,646	14,755
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,442	17,557
Convertible Notes	Interest only	7.00%	December 2031	30,948	31,530
Term loan, 22 properties	Interest only	4.25%	July 2032	75,000	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
Cedar term loan, 10 properties	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	61,100
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	53,070
Total Principal Balance				497,013	495,572
Unamortized deferred financing cost				(17,815)	(17,998)
Total Loans Payable, including assets held for sale				479,198	477,574
Less loans payable on assets held for sale, net loan amortization costs				993	—
Total Loans Payable, net				$478,205	$477,574

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) Daily SOFR, plus applicable margins of 0.10%, plus 2.75%.

Cedar Revolving Credit Agreement

On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Cedar Revolving Credit Agreement"). The interest rate under the Cedar Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Cedar Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of certain other lease-related contingencies.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of March 31, 2024 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For the remaining nine months ending December 31, 2024	$6,836
December 31, 2025	13,623
December 31, 2026	16,177
December 31, 2027	2,958
December 31, 2028	14,194
December 31, 2029	24,339
Thereafter	418,886
Total principal repayments and debt maturities	$497,013

Convertible Notes

Interest related to the Convertible Notes was $0.5 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of that transaction, the Company recognized a $0.7 million loss for the three months ended March 31, 2024 which represents the fair value of the purchase price over the amount of principal reduction. The loss is included in "other expense" in the condensed consolidated statements of operations.

As of March 31, 2024, the Conversion Price for the Convertible Notes was approximately $0.12 per share of the Company’s Common Stock (approximately 209.84 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $450.5 million and $420.8 million, respectively, and the carrying value of such loans, was $452.1 million and $451.2 million, respectively. As of March 31, 2024, the aggregate fair value of the Cedar Revolving Credit Agreement approximated the carrying value.

The fair value of the Convertible Notes was estimated using available market information. As of March 31, 2024, and December 31, 2023, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $70.6 million and $75.7 million, respectively, and the carrying value, was $26.1 million and $26.4 million, respectively.

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

As of the close of business on March 12, 2024 (the third anniversary of the issuance of that certain Common Stock Purchase Warrant, dated March 12, 2021, to the holders thereof (the "Warrant")), the exercise price of the Warrant was reset to an amount equal to the product of the Common Stock volume weight average price as provided under the Warrant, multiplied by a factor of 1.25 for Tranche A, 1.50 for Tranche B and 2.50 for Tranche C: approximately $0.2318, $0.2781, and $0.4635, respectively.

Warrants to purchase shares of Common Stock outstanding at March 31, 2024 and December 31, 2023 are as follows:

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Warrant Name	Warrants	Exercise Price	Expiration Date
Wilmington Warrant Tranche A	51,020	$0.2318	3/12/2026
Wilmington Warrant Tranche B	42,424	$0.2781	3/12/2026
Wilmington Warrant Tranche C	12,727	$0.4635	3/12/2026

In measuring the warrant liability, the Company used the following inputs:

	March 31, 2024	December 31, 2023
Common Stock price	$0.16	$0.31
Weighted average contractual term to maturity	2.0 years	2.2 years
Range of expected market volatility %	146.92%	137.71%
Range of risk free interest rate	4.59%	4.23%

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

In measuring the embedded derivative liability, the Company used the following inputs:

	March 31, 2024	December 31, 2023
Conversion price	$0.09 (1)	$0.16 (1)
Common Stock price	$0.16	$0.31
Contractual term to maturity	7.8 years	8.0 years
Expected market volatility %	100.00%	100.00%
Risk-free interest rate	4.20%	3.90%
Traded WHLRL price, % of par	228.04%	240.00%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Balance at the beginning of period	$3,653	$7,111
Changes in fair value - Warrants	9	(495)
Changes in fair value - Convertible Notes	5,498	(2,963)
Balance at end of period	$9,160	$3,653

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2024 and 2023, the weighted average remaining lease term of our leases was 36 and 34 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

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

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss, without leave to amend, and denying Plaintiffs’ motion to certify a question of law to the Maryland Supreme Court. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905, docketed on August 30, 2023. The Court has set a briefing schedule. The appeal has been fully briefed and a hearing thereon is set before the Fourth Circuit for May 9, 2024. At this juncture, the outcome of the litigation remains uncertain.

City of Grove, Oklahoma et al v. Harbor Point Associates, LLC, et al., Case No. CJ-2024-961, in the District Court of Tulsa County, State of Oklahoma. On March 14, 2024, the City of Grove, Oklahoma, and the Grove Economic Development Authority filed a petition against Harbor Point Associates, LLC (“Harbor Point”), WHLR, and the Operating Partnership alleging against all Defendants claims for breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment. On April 10, 2024, (i) Harbor Point filed an Answer to Plaintiffs’ Claims and set forth a Counterclaim for an accounting from Plaintiffs, (ii) WHLR and the Operating Partnership filed a Motion to Dismiss all of Plaintiffs’ claims, and (iii) Harbor Point filed a Partial Motion to Dismiss Plaintiffs’ claims

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

for breach of implied covenant of good faith and fair dealing and unjust enrichment. On May 1, 2024, Plaintiffs filed an Answer to Harbor Point’s Counterclaim. On April 29, 2024, Plaintiffs filed a Response to Defendants’ Motions to Dismiss. The Defendants’ Motions to Dismiss are pending before the Court and, thus, at this juncture, the outcome of the litigation is uncertain.

Khoshaba v. Stilwell, et al., Case No. 2:24cv237, in the United States District Court for the Eastern District of Virginia. On April 10, 2024, the plaintiff, a holder of the Company's Common Stock and its former CEO, filed a putative class action and derivative complaint alleging, inter alia, that the current and certain former directors of the Company breached their duty to the Company and its Common Stockholders, and that certain of those directors and an officer of Wheeler were unjustly enriched in connection with action (or inaction) involving the Company's Series D Preferred Stock following the 2021 rights offering through which the Company issued its Convertible Notes. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the director and officer defendants. At this juncture, the outcome of the litigation is uncertain.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of March 31, 2024 and December 31, 2023, the Company’s allowance for uncollectible tenant receivables totaled $0.7 million and $0.9 million, respectively. At March 31, 2024 and December 31, 2023, there were $7.8 million and $7.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended March 31,
	2024	2023
Base rent	$18,438	$18,009
Tenant reimbursements - variable lease revenue	5,822	5,576
Above (below) market lease amortization, net	913	1,396
Straight-line rents	370	346
Percentage rent - variable lease revenue	102	198
Lease termination fees	9	115
Other	168	451
Total	25,822	26,091
Credit adjustments on operating lease receivables	50	(25)
Total	$25,872	$26,066

10. Equity and Mezzanine Equity

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2024 and December 31 2023, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $95.9 million and $97.1 million in aggregate liquidation value, respectively.

After September 21, 2023, each holder of the Series D Preferred Stock may, at such holder's option, request that the Company redeem any or all of such holder's shares of the Series D Preferred Stock on a monthly basis (each redemption date, a “Holder Redemption Date”) at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023, and the first Holder Redemption Date was October 5, 2023.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the three months ended March 31, 2024, the Company processed redemptions for an aggregate of 84,561 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 14,253,931 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $3.2 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq (the "VWAP"). As of March 31, 2024, the Company has realized a gain of $0.2 million in the aggregate due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

The changes in the carrying value of the Series D Preferred Stock for the three months ended March 31, 2024 and 2023 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Series D Preferred Stock redemptions	(84,561)	(2,826)
Undeclared dividends	—	2,020
Balance March 31, 2024	2,505,897	$95,899

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2022	3,152,392	$101,518
Accretion of Preferred Stock discount	—	125
Conversion of Series D Preferred Stock to Common Stock	(4,244)	(140)
Undeclared dividends	—	2,118
Balance March 31, 2023	3,148,148	$103,621

Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities.
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

	March 31, 2024
	Outstanding shares	Potential Dilutive Shares
Common units	13,323	13,323
Series B Preferred Stock	3,379,142	211,196
Series D Preferred Stock	2,505,897	442,837,727
Warrants to purchase Common Stock	—	106,171
Convertible Notes	—	259,767,599

Dividends

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the three months ended March 31, 2024	$2,020	$0.81

For the three months ended March 31, 2023	$2,115	$0.67

The total cumulative dividends in arrears for Series D Preferred Stock is $33.3 million as of March 31, 2024 ( $13.28 per share). There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred Stock during the three months ended March 31, 2024 and 2023.

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three months ended March 31, 2024, Cedar paid the Company $0.3 million for these services. During the three months ended March 31, 2023, Cedar paid the Company $0.4 million for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	March 31, 2024 (2)	December 31, 2023 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	341	225
Leasing commissions	317	161
Cost Sharing Agreement allocations (1)	622	548
Other	—	(6)
Total	$8,446	$8,094

(1) Includes allocations for executive compensation and directors' liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. See Note 4 for additional details.

Excepted Holder Limits

On December 4, 2023, the Company's Board of Directors, under the terms of its charter (the "Charter"), created a Capital Stock Excepted Holder Limit of 55% and a Common Stock Excepted Holder Limit of 86% for each of SAI, Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P., and Stilwell Associates, L.P. (collectively, the "Investors"). Joseph Stilwell, a member of our Board of Directors, is the managing member and owner of Stilwell Value LLC, which is the general partner of each of the Investors.

On December 5, 2023, the Company entered into an Excepted Holder Agreement with the Investors with respect to such limits. The Capital Stock Excepted Holder Limit provides that the Investors are exempted from the Charter’s aggregate stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of all classes of the Company's capital stock (as calculated under the definitions of "Aggregate Stock Ownership Limit" and “Beneficial Ownership" in the Charter) and are instead subject to the percentage limit established by the Board of Directors. The Common Stock Excepted

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Holder Limit provides that the Investors are exempted from the Charter’s common stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of the Company's Common Stock (as calculated under the definitions of “Common Stock Ownership Limit” and "Beneficial Ownership" in the Charter) and is instead subject to the percentage limit established by the Board of Directors. The Capital Stock Excepted Holder Limit and Common Stock Excepted Holder Limit will automatically terminate upon reduction of the Investors’ capital stock and Common Stock ownership below 9.8%, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect the one-for-ten Reverse Stock Split, which took effect on August 17, 2023. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those discussed under the section entitled "Cautionary Note on Forward-Looking Statements." These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the Company acquired Cedar Realty Trust. As a result of that acquisition, Cedar became a subsidiary of the Company.

As of March 31, 2024, the Company, through the Operating Partnership, owned and operated seventy-five retail shopping centers and four undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland, West Virginia, and Oklahoma. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 46%, 40% and 14% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Assets Held for Sale
As of March 31, 2024, South Philadelphia, located in Philadelphia, Pennsylvania has been classified as "assets held for sale" in the accompanying condensed consolidated balance sheet.

Cedar Revolving Credit Agreement

On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Cedar Revolving Credit Agreement"). The interest rate under the Cedar Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Cedar Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of certain other lease-related contingencies.

Series D Preferred Stock - Redemptions

During the three months ended March 31, 2024, the Company processed redemptions of an aggregate of 84,561 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 14,253,931 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $3.2 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq (the "VWAP"). As of March 31, 2024, the Company has realized a gain of $0.2 million in the aggregate due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

Convertible Notes

Interest related to the Convertible Notes was $0.5 million and $0.6 million during the three months ended March 31, 2024 and 2023, respectively.

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of these transactions the Company recognized a $0.7 million loss for the three months ended March 31, 2024 which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" in the condensed consolidated statements of operations.

As of March 31, 2024, the Conversion Price for the Convertible Notes was approximately $0.12 per share of the Company’s Common Stock (approximately 209.84 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three months ended March 31, 2024 and 2023, Cedar paid the Company $0.3 million and $0.4 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $8.4 million and $8.1 million as of March 31, 2024 and December 31, 2023, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of March 31, 2024, the fair value of the Company’s SAI investment was $10.6 million which includes $10.0 million from the 2023 subscriptions. For the three months ended March 31, 2024 the Company recognized $27 thousand in fees and an unrealized loss of $79 thousand for a loss on investment securities, net of $106 thousand. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Excepted Holder Limits

On February 5, 2024, the Board of Directors agreed to increase the prior Excepted Holder Limits granted to the Stilwell Investors to permit additional stock ownership and, accordingly, the Company entered into an amendment to the Excepted Holder Agreement with the Investors under which the Company increased the Capital Stock Excepted Holder Limit granted to Investors under the Excepted Holder Agreement to 60% and the Common Stock Excepted Holder Limit to 90%. See Note 11 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At March 31, 2024, the Company had accumulated undeclared dividends of $33.3 million ($13.28 per share) to holders of shares of our Series D Preferred Stock of which $2.0 million (per share $0.81) is attributable to the three months ended March 31, 2024.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended March 31,
	2024	2023
Renewals(1):
Leases renewed with rate increase (sq feet)	91,382	293,726
Leases renewed with rate decrease (sq feet)	4,000	—
Leases renewed with no rate change (sq feet)	31,800	27,232
Total leases renewed (sq feet)	127,182	320,958

Leases renewed with rate increase (count)	28	40
Leases renewed with rate decrease (count)	1	—
Leases renewed with no rate change (count)	2	4
Total leases renewed (count)	31	44

Option exercised (count)	5	9

Weighted average on rate increases (per sq foot)	$1.11	$0.67
Weighted average on rate decreases (per sq foot)	$(0.13)	$—
Weighted average rate (per sq foot)	$0.79	$0.61

Weighted average change of renewals over prior rates	5.9%	6.4%

New Leases(1) (2):
New leases (sq feet)	38,054	51,170
New leases (count)	14	10
Weighted average rate (per sq foot)	$13.82	$15.78

Weighted average change of new leases over prior rates	1.1%	75.0%

(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2023 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Year-To-Date Comparison

	Three Months Ended March 31,		Changes
	2024	2023	Dollars	Percent
Revenues	$25,872	$26,066	$(194)	(0.7)%
Property operating expense	(9,050)	(8,955)	(95)	(1.1)%
Property operating income	16,822	17,111	(289)
Depreciation and amortization	(6,598)	(7,466)	868	11.6%
Corporate general & administrative	(2,746)	(3,071)	325	10.6%
Interest income	63	47	16	34.0%
Loss on investment securities, net	(106)	—	(106)	n/a
Interest expense	(7,405)	(6,477)	(928)	(14.3)%
Net changes in fair value of derivative liabilities	(5,507)	1,852	(7,359)	(397.4)%
Gain on preferred stock redemptions	213	—	213	n/a
Other expense	(742)	(2,405)	1,663	69.1%
Net Loss	(6,006)	(409)	(5,597)
Less: Net income attributable to noncontrolling interests	2,701	2,692	9	0.3%
Net Loss Attributable to Wheeler REIT	$(8,707)	$(3,101)	$(5,606)

Revenues were lower primarily as a result of (1) a decrease in market lease amortization of $0.5 million and (2) a decrease in non-property revenue of $0.2 million, partially offset by (3) an increase in base rent of $0.3 million and (4) an increase in tenant reimbursements of $0.2 million.

Property Operating expenses were higher primarily as a result of (1) an increase of $0.2 million in insurance, partially offset by (2) a decrease of $0.1 million in marketing expense for non-recurring rebrand signage due to the Cedar Acquisition.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease of $0.2 million in legal fees due to bringing certain legal services in-house and (2) a decrease of $0.1 million in agent commissions.

Interest expense increased 14.3%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended March 31,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,201	$3,606	$595	16.5%
Convertible Notes interest	543	578	(35)	(6.1)%
Amortization of deferred financing costs	628	479	149	31.1%
Property debt interest - Cedar	2,033	1,814	219	12.1%
Total Interest Expense	$7,405	$6,477	$928	14.3%

The above increase in property debt interest inclusive of Cedar debt was $0.8 million a result of (1) an increase of $0.6 million due to an increase in the overall average interest rate and (2) an increase of $0.2 million in the average principal balance.

Net changes in the fair value of derivative liabilities decreased, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.7 million for the three months ended March 31, 2024, which primarily consisted of capital structure costs to repurchase Convertible Notes, see Note 6 to the accompanying condensed consolidated financial statements for additional details. Other expenses were $2.4 million for the three months ended March 31, 2023, which primarily consisted of capital structure costs for an exchange offer for the Company's outstanding shares of Series D Preferred Stock.

Same-Property Net Operating Income

Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes general and administrative expenses, depreciation and amortization, interest expense, interest income, provision for income taxes, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from net income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.

The most directly comparable GAAP financial measure is consolidated operating income. Same-Property NOI should not be considered as an alternative to consolidated operating income prepared in accordance with GAAP or as a measure of liquidity. Further, Same-Property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company's peers, and thus may not provide an adequate basis for comparison among REITs.

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended March 31,
	2024	2023

	(in thousands, unaudited)
Operating Income	$7,478	$6,574
Add (deduct):
Corporate general & administrative	2,746	3,071
Depreciation and amortization	6,598	7,466
Straight-line rents	(370)	(346)
Above (below) market lease amortization, net	(913)	(1,396)
Other non-property revenue	(3)	(41)
NOI related to properties not defined as same-property	—	(204)
Same-Property Net Operating Income	$15,536	$15,124

Total Same-Property NOI was $15.5 million and $15.1 million for the three months ended March 31, 2024 and 2023, respectively, representing an increase of 2.7% primarily due to a 2.1% increase in property revenue partially offset by a 1.1% increase in property expenses.

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

We believe the computation of FFO in accordance with Nareit's definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include, but are not limited to, legal settlements, non-cash amortization on loans and acquisition costs. Therefore, in addition to FFO, management uses Adjusted FFO ("AFFO"), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as they are not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.
A reconciliation of net loss to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended March 31,
	2024	2023
Net Loss	$(6,006)	$(409)
Depreciation and amortization of real estate assets	6,598	7,466
FFO	592	7,057
Preferred stock dividends - undeclared	(2,042)	(2,264)
Dividends on noncontrolling interests preferred stock	(2,688)	(2,688)
Preferred stock accretion adjustments	22	147
FFO available to common stockholders and common unitholders	(4,116)	2,252
Other non-recurring and non-cash expenses	—	268
Loss on investment securities, net	106	—
Net changes in fair value of derivative liabilities	5,507	(1,852)
Gain on preferred stock redemptions	(213)	—
Straight-line rental revenue, net straight-line expense	(387)	(403)
Deferred financing cost amortization	628	479
Above (below) market lease amortization, net	(913)	(1,396)
Recurring capital expenditures tenant improvement reserves	(407)	(409)
AFFO	$205	$(1,061)

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses of $0.0 million for the three months ended March 31, 2024. Other non-recurring expenses of $0.3 million for the three months ended March 31, 2023, a result of cost to demolish decommissioned space not included in the Company's gross leasable area.

Inflation, Deflation and Economic Condition Considerations

The U.S. continues to experience elevated levels of inflation, which could improve or worsen. Substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. The degree and pace of these changes have had and may continue to have impacts on our business.

Liquidity and Capital Resources

At March 31, 2024, our consolidated cash, cash equivalents and restricted cash totaled $38.5 million compared to consolidated cash, cash equivalents and restricted cash of $52.1 million at March 31, 2023. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Three Months Ended March 31,		Changes
	2024	2023	Dollars	Percent
Operating activities	$5,234	$3,687	$1,547	42.0%
Investing activities	$(4,134)	$(4,155)	$21	0.5%
Financing activities	$(2,393)	$(3,276)	$883	27.0%

Operating Activities

Our cash flows from operating activities increased $1.5 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $6.3 million and $4.3 million for 2024 and 2023, respectively, primarily due to (1) a $2.7 million decrease in corporate administrative expenses and other expenses and (2) a $0.4 million increase in Same-Property NOI, partially offset by (3) an $0.9 increase in interest expense and (4) $0.2 million decrease in NOI related to properties not defined as same-property.

Investing Activities

Our cash flows used in investing activities remained relatively flat.

Financing Activities

Our cash flows used in financing activities were $2.4 million for the three months ended March 31, 2024, compared to cash flows used in financing activities of $3.3 million for the comparable period in 2023.

Financing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:
•$1.4 million draw on Cedar Revolving Credit Agreement; and
•$1.0 million draw on Timpany Plaza Loan Agreement.

Cash outflows:
•$2.7 million for distributions paid on noncontrolling interests;
•$1.3 million repurchase of debt securities;
•$0.4 million payments for deferred financing costs; and
•$0.4 million scheduled loan principal payments on debt.

Financing activities during the three months ended March 31, 2023 primarily consisted of:

Cash outflows:
•$2.7 million for distributions paid on noncontrolling interests; and
•$0.6 million scheduled loan principal payments on debt.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
	(unaudited)
Fixed-rate notes	$495,626	$495,572
Variable-rate credit agreement	1,387	—
Total debt	$497,013	$495,572

The weighted average interest rate and term of our fixed-rate debt were 5.43% and 7.9 years, respectively, at March 31, 2024. The weighted average interest rate and term of our fixed-rate debt was 4.99% and 7.2 years, respectively, at March 31, 2023. We have $8.7 million of debt maturing during the twelve months ending March 31, 2025. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

NASDAQ Notices

On December 7, 2023, the listing qualifications staff (the "Staff") of Nasdaq notified the Company that based on the Common Stock’s bid price closing below $1.00 per share for 30 consecutive business days, the Company no longer complied with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") and that Company has a 180-day compliance period until June 4, 2024 to regain compliance. This rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended March 31, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) other investments.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2024 are $8.7 million in principal and regularly scheduled payments due in the twelve months ended March 31, 2025 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $8.2 million outstanding construction commitments at March 31, 2024.

In addition to liquidity required to fund debt payments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $17.7 million in cash and cash equivalents at March 31, 2024;
•had $20.8 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at March 31, 2024; and
•intends to use cash generated from operations during the twelve months ended March 31, 2025.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Internal Revenue Code of 1986, as amended (the "Code"). Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow may be limited without additional capital.

Convertible Notes

The Convertible Notes have caused, and could continue to cause, substantial dilution of the Series D Preferred Stock and reduction in the value of any Series D Preferred Stock if interest thereon continues to be paid in the future in shares of Series D Preferred Stock. In addition, depending on the prices at which the ongoing monthly redemptions of Series D Preferred Stock occur, the conversion price for the Convertible Notes could continue to be repeatedly adjusted downwards, which has caused, and could continue to cause, significant downward pressure on the value of the Company’s Common Stock.

Series D Preferred Stock

As of March 31, 2024, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $62.6 million, with aggregate accrued and unpaid dividends in the amount of approximately $33.3 million, for a total liquidation value of $95.9 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.
Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2024 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of May 6, 2024, the Company had accumulated undeclared dividends of $33.3 million to holders of shares of our Series D Preferred Stock, of which $2.0 million were attributable to the three months ended March 31, 2024.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
10.1
Excepted Holder Amendment, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of February 5, 2024.
		Current Report on Form 8-K	February 6, 2024
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

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL†	Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2024