Form 10-Q
period 2024-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2024-08-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer,""accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 2, 2024, there were 566,814 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

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
•given the volatility in the trading of our Common Stock, whether we have registered a sufficient number of shares of our Common Stock to cover all Series D Preferred Stock redemptions tendered to us by the holders thereof;
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
•litigation risks generally;
•the risk that shareholder litigation in connection with the Cedar Acquisition (as defined herein) and as recently filed by the Company's former CEO, Daniel Khoshaba may result in significant costs of defense, indemnification and liability, and divert management's attention away from running the Company;
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
•the effects on the trading market of our Common Stock of the one-for-10 reverse stock split effected on August 17, 2023 (the "August 2023 Reverse Stock Split"), the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split", and collectively with the May 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”) and any reverse stock splits the Company may effect in the future;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$138,259	$149,908
Buildings and improvements	507,016	510,812
	645,275	660,720
Less accumulated depreciation	(103,342)	(95,598)
Real estate, net	541,933	565,122

Cash and cash equivalents	19,609	18,404
Restricted cash	22,155	21,403
Receivables, net	14,471	13,126
Investment securities - related party	11,373	10,685
Assets held for sale	24,829	—
Above market lease intangibles, net	1,747	2,114
Operating lease right-of-use assets	9,344	9,450
Deferred costs and other assets, net	24,854	28,028
Total Assets	$670,315	$668,332

LIABILITIES:
Loans payable, net	$481,239	$477,574
Liabilities associated with assets held for sale	163	—
Below market lease intangibles, net	13,465	17,814
Derivative liabilities	14,128	3,653
Operating lease liabilities	10,230	10,329
Series D Preferred Stock redemptions	—	369
Accounts payable, accrued expenses and other liabilities	21,114	17,065
Total Liabilities	540,339	526,804
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	100,640	96,705
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	45,042	44,998
Common Stock ($0.01 par value, 200,000,000 shares authorized, 566,814 and 448,081 shares issued and outstanding, respectively)	5	4
Additional paid-in capital	261,505	258,106
Accumulated deficit	(343,391)	(324,854)
Total Shareholders’ Deficit	(36,386)	(21,293)
Noncontrolling interests	65,722	66,116
Total Equity	29,336	44,823
Total Liabilities and Equity	$670,315	$668,332
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE:
Rental revenues	$25,894	$24,583	$51,589	$50,083
Other revenues	423	257	600	823
Total Revenue	26,317	24,840	52,189	50,906
OPERATING EXPENSES:
Property operations	8,664	8,342	17,714	17,297
Depreciation and amortization	6,373	7,301	12,971	14,767
Corporate general & administrative	2,641	2,818	5,387	5,889
Total Operating Expenses	17,678	18,461	36,072	37,953
Gain on disposal of properties	2,883	—	2,883	—
Operating Income	11,522	6,379	19,000	12,953
Interest income	60	126	123	173
Gain on investment securities, net	294	31	188	31
Interest expense	(8,778)	(10,179)	(16,183)	(16,656)
Net changes in fair value of derivative liabilities	(4,968)	3,030	(10,475)	4,882
Gain on preferred stock redemptions	—	—	213	—
Other expense	(487)	(635)	(1,229)	(3,040)
Net Loss Before Income Taxes	(2,357)	(1,248)	(8,363)	(1,657)
Income tax expense	(1)	(46)	(1)	(46)
Net Loss	(2,358)	(1,294)	(8,364)	(1,703)
Less: Net income attributable to noncontrolling interests	2,698	2,676	5,399	5,368
Net Loss Attributable to Wheeler REIT	(5,056)	(3,970)	(13,763)	(7,071)
Preferred stock dividends - undeclared	(2,022)	(2,261)	(4,064)	(4,525)
Deemed distribution related to preferred stock redemption value	(710)	—	(710)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(7,788)	$(6,231)	$(18,537)	$(11,596)

Loss per share:
Basic and Diluted	$(13.74)	$(762.93)	$(33.97)	$(1,420.26)
Weighted-average number of shares:
Basic and Diluted	566,854	8,167	545,728	8,164

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2023	562	$453	3,379,142	$44,998	448,081	$4	$258,106	$(324,854)	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	6	(6)	—	(6)	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	118,783	1	2,982	—	2,983	—	—	—	2,983
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (Loss) Income	—	—	—	—	—	—	—	(8,707)	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	453	3,379,142	45,020	566,864	5	261,094	(335,603)	(29,031)	1,278	64,845	66,123	37,092
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Adjusted for noncontrolling interest in operating partnership	—	—	—	—	—	—	411	—	411	(411)	—	(411)	—
Adjustments of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(710)	(710)	—	—	—	(710)
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(50)	—	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,022)	(2,022)	—	(2,688)	(2,688)	(4,710)
Net (Loss) Income	—	—	—	—	—	—	—	(5,056)	(5,056)	10	2,688	2,698	(2,358)
Balance, June 30, 2024	562	$453	3,379,142	$45,042	566,814	$5	$261,505	$(343,391)	$(36,386)	$877	$64,845	$65,722	$29,336

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	562	$453	3,379,142	$44,911	8,160	$—	$235,091	$(295,617)	$(15,162)	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	5	—	140	—	140	—	—	—	140
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)	13	—	13	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)	4	2,688	2,692	(409)
Balance, March 31 2023	562	453	3,379,142	44,933	8,165	—	235,218	(300,982)	(20,378)	1,368	64,845	66,213	45,835
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,261)	(2,261)	—	(2,688)	(2,688)	(4,949)
Net (Loss) Income	—	—	—	—	—	—	—	(3,970)	(3,970)	(12)	2,688	2,676	(1,294)
Balance, June 30, 2023	562	$453	3,379,142	$44,955	8,165	$—	$235,218	$(307,213)	$(26,587)	$1,356	$64,845	$66,201	$39,614

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net Loss	$(8,364)	$(1,703)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	12,971	14,767
Deferred financing cost amortization	1,354	1,721
Changes in fair value of derivative liabilities	10,475	(4,882)
Above (below) market lease amortization, net	(1,773)	(2,633)
Paid-in-kind interest	2,031	2,006
Loss on repurchase of debt securities	700	594
Gain on preferred stock redemptions	(213)	—
Unrealized gain on investment securities, net	(188)	(31)
Straight-line expense (income)	(34)	15
Gain on disposal of properties	(2,883)	—
Credit adjustments on operating lease receivables	(63)	182
Net changes in assets and liabilities:
Receivables, net	(1,718)	2,315
Deferred costs and other assets, net	(1,674)	(1,358)
Accounts payable, accrued expenses and other liabilities	2,491	514
Net cash provided by operating activities	13,112	11,507
INVESTING ACTIVITIES:
Investment property acquisitions	—	(191)
Expenditures for real estate improvements	(11,897)	(6,845)
Purchases of investment securities	(500)	(3,000)
Cash received from disposal of properties	5,662	—
Net cash used in investing activities	(6,735)	(10,036)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,597)	(4,116)
Dividends and distributions paid on noncontrolling interest	(5,376)	(5,376)
Loan proceeds	30,135	114,170
Loan principal payments	(25,932)	(107,922)
Repurchase of debt securities	(1,282)	(1,189)
Loan prepayment penalty	(368)	(1,758)
Net cash used in financing activities	(4,420)	(6,191)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,957	(4,720)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	39,807	55,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$41,764	$51,145

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,609	$28,735
Restricted cash	22,155	22,410
Cash, cash equivalents, and restricted cash	$41,764	$51,145
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At June 30, 2024, the Company owned 99.41% of the Operating Partnership. As of June 30, 2024, the Trust owned and operated seventy-four retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our August 2023 Reverse Stock Split, May 2024 Reverse Stock Split and June 2024 Reverse Stock Split, which took effect on August 17, 2023, May 16, 2024 and June 27, 2024, respectively. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Six Months Ended June 30,
	2024	2023
Non-Cash Transactions:
Conversion of Series D Preferred Stock to Common Stock	$—	$140
Accretion of Preferred Stock discounts	$44	$292
Redemption of Series D Preferred Stock to Common Stock	$2,982	$—
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	$4,638	$101
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$407	$556
Cash paid for interest	$12,912	$12,700

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.5 million and $1.2 million for the three and six months ended June 30, 2024, respectively, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemptions. Other expenses were $0.6 million and $3.0 million for the three and six months ended June 30, 2023, respectively, which primarily consisted of capital structure costs including repurchase of Convertible Notes and an exchange offer for the Company's outstanding shares of Series D Preferred (the "Exchange Offer").

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

The Company’s depreciation expense on investment properties for the three months ended June 30, 2024 and 2023 totaled $4.6 million and $4.5 million, respectively. The Company’s depreciation expense on investment properties for the six months ended June 30, 2024 and 2023 totaled $9.3 million and $9.0 million, respectively.

Assets Held for Sale and Dispositions

At June 30, 2024, assets held for sale include South Philadelphia, as the Company has committed to a plan to sell components of the property. There were no assets held for sale as of December 31, 2023.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	June 30, 2024	December 31, 2023
Real estate, net	$23,784	$—
Receivables, net - unbilled straight-line rent	431	—
Deferred costs and other assets, net	327	—
Deferred financing costs, net	287
Total assets held for sale	$24,829	$—

	June 30, 2024	December 31, 2023
Below market lease intangibles, net	$163	$—
Total liabilities associated with assets held for sale	$163	$—

The following properties were sold during the three and six months ended June 30, 2024 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
June 18, 2024	Harbor Point Land Parcel	n/a	$(480)	n/a
June 26, 2024	Oakland Commons	$6,000	3,363	$5,662

There were no property sales during the three and six months ended June 30, 2023.

Harbor Point Land Parcel Disposition

On June 18, 2024, the Company entered into a settlement agreement (the "Harbor Point Settlement Agreement") with the City of Grove, Oklahoma and the Grove Economic Development Authority of Grove, Oklahoma (collectively, the "City of Grove"), which, among other things, provided for the transfer of the Harbor Point Land Parcel and a one-time payment of $160 thousand to the City of Grove in exchange for a release of the Company from all increment taxes and other obligations under the Economic Development Agreement the Company had entered into with the City of Grove and the dismissal of the litigation commenced by the City of Grove against the Company related thereto. See Note 8 for additional details.

4. Investment Securities - Related Party
In 2023, the Company subscribed for an investment in the amount of $10.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership ("SAI"). On June 1, 2024, the Company subscribed for an additional investment in the amount of $0.5 million for limited partnership interests in SAI. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

The Company may not withdraw its capital from SAI for a period of one year measured from the date of the Company's initial investment, June 1, 2023, subject to certain exceptions.

In consideration for management, administrative and operational services, limited partners of SAI pay a management fee to an affiliate of Value each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner’s capital account balance on the first day of such calendar quarter. In addition, as of the last day of each specified performance period, an incentive allocation of 20% of the amount by which the "positive performance change," if any, that has been credited to the capital account of a limited partner during such period exceeds any positive balance in such limited partner’s "carryforward account," is debited from the limited partner’s capital account and is simultaneously credited to the capital account of Value.

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of June 30, 2024, the fair value of the Company’s SAI investment was $11.4 million. For the three and six months ended June 30, 2024, the gain on investment securities, net was $294 thousand and $188 thousand, respectively. For the three and six months ended June 30, 2023, gain on investment securities, net was $31 thousand and $31 thousand, respectively.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	June 30, 2024	December 31, 2023
Leases in place, net	$13,134	$16,663
Lease origination costs, net	6,897	7,461
Ground lease sandwich interest, net	982	1,119
Tenant relationships, net	205	280
Legal and marketing costs, net	225	278
Prepaid expenses	3,336	2,224
Other	75	3
Total	$24,854	$28,028
As of June 30, 2024 and December 31, 2023, the Company’s intangible accumulated amortization totaled $69.3 million and $69.9 million, respectively. During the three months ended June 30, 2024 and 2023, the Company’s intangible amortization expense totaled $1.7 million and $2.8 million, respectively. During the six months ended June 30, 2024 and 2023, the Company’s intangible amortization expense totaled $3.7 million and $5.7 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2024	December 31, 2023
Cypress Shopping Center	$34,360	4.70%	July 2024	$—	$5,769
Cedar Revolving Credit Agreement	Interest only	8.18% (3)	February 2025	—	—
Conyers Crossing	Interest only	4.67%	October 2025	—	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,291	4,331
Tuckernuck	$32,202	5.00%	March 2026	4,696	4,771
Chesapeake Square	$23,857	4.70%	August 2026	—	4,014
Sangaree/Tri-County	$32,329	4.78%	December 2026	—	5,990
Timpany Plaza	Interest only	7.27%	September 2028	10,060	9,060
Village of Martinsville	$89,664	4.28%	July 2029	14,537	14,755
Laburnum Square	Interest only	4.28%	September 2029	7,665	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,326	17,557
Convertible Notes	Interest only	7.00%	December 2031	30,948	31,530
Term loan, 22 properties	Interest only	4.25%	July 2032	75,000	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
Cedar term loan, 10 properties	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	61,100
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	53,070
Term loan, 5 properties	Interest only	6.80%	July 2034	25,500	—
Total Principal Balance				499,193	495,572
Unamortized deferred financing cost				(17,954)	(17,998)
Total Loans Payable, net				$481,239	$477,574

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) Daily SOFR, plus applicable margins of 0.10%, plus 2.75%.

Cedar Revolving Credit Agreement

On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Cedar Revolving Credit Agreement"). The interest rate under the Cedar Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Cedar Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties. Upon the disposition of Oakland Commons, the property was released from collateral and the outstanding borrowings were repaid.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of certain other lease-related contingencies.

Term Loan, Five Properties

On June 28, 2024, the Company entered into a term loan agreement (the "Term Loan Agreement, 5 Properties") with Guggenheim Real Estate, LLC, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount outstanding at that time. The Term Loan Agreement, 5 Properties' proceeds were used to refinance four loans, including paying $0.4 million in defeasance. The Term Loan Agreement, 5 Poperties is collateralized by Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of June 30, 2024 are as follows (in thousands, unaudited):

For the remaining six months ending December 31, 2024	$672
December 31, 2025	6,069
December 31, 2026	6,575
December 31, 2027	2,958
December 31, 2028	14,194
December 31, 2029	24,434
Thereafter	444,291
Total principal repayments and debt maturities	$499,193

Convertible Notes

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of that transaction, the Company recognized a $0.7 million loss, which represents the fair value of the purchase price over the amount of principal reduction. The loss is included in "other expense" in the condensed consolidated statements of operations.

As of June 30, 2024, the Conversion Price for the Convertible Notes was approximately $14.30 per share of the Company’s Common Stock (approximately 1.75 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares ):

For the Six Months Ended June 30,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	109,676	$1,083	$948	$2,031
2023	—	160,455	$1,155	$851	$2,006
(1) Shares issued as interest payment on Convertible Notes.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $456.6 million and $420.8 million, respectively, and the carrying value of such loans, was $455.0 million and $451.2 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of June 30, 2024, and December 31, 2023, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $78.6 million and $75.7 million, respectively, and the carrying value, was $26.2 million and $26.4 million, respectively.

7. Derivative Liabilities

Fair Value of Warrants

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

As of the close of business on March 12, 2024 (the third anniversary of the issuance of that certain Common Stock Purchase Warrant, dated March 12, 2021, to the holders thereof (the "Warrant")), the exercise price of the Warrant was reset to an amount equal to the product of the Common Stock volume weighted average price as provided under the Warrant, multiplied by a factor of 1.25 for Tranche A, 1.50 for Tranche B and 2.50 for Tranche C: approximately $27.81, $33.37, and $55.62, respectively.

Warrants to purchase shares of Common Stock outstanding at June 30, 2024 and December 31, 2023 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Wilmington Warrant Tranche A	425	$27.81	3/12/2026
Wilmington Warrant Tranche B	354	$33.37	3/12/2026
Wilmington Warrant Tranche C	106	$55.62	3/12/2026

In measuring the warrant liability, the Company used the following inputs:

	June 30, 2024	December 31, 2023
Common Stock price	$15.53	$36.60
Weighted average contractual term to maturity (years)	1.7 years	2.2 years
Range of expected market volatility %	165.81%	137.71%
Range of risk free interest rate	4.90%	4.23%

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

In measuring the embedded derivative liability, the Company used the following inputs:

	June 30, 2024	December 31, 2023
Conversion price	$8.10 (1)	$19.20 (1)
Common Stock price	$15.53	$36.60
Contractual term to maturity (years)	7.5 years	8.0 years
Expected market volatility %	110.00%	100.00%
Risk-free interest rate	4.30%	3.90%
Traded WHLRL price, % of par	254.00%	240.00%
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

Table of Contents      Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Balance at the beginning of period	$3,653	$7,111
Changes in fair value - Warrants	9	(495)
Changes in fair value - Convertible Notes	10,466	(2,963)
Balance at end of period	$14,128	$3,653

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2024 and 2023, the weighted average remaining lease term of our leases was 36 and 34 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively. Rent expense under the operating lease agreements was $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

issued a decision and order granting Defendants’ motions to dismiss. The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905. The appeal has been fully briefed and oral argument was held before the Fourth Circuit on May 9, 2024. The Fourth Circuit took the appeal under advisement. At this juncture, the outcome of the litigation remains uncertain.

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Easter District of Virginia. On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserts the Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that the Defendants should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the directors and officer Defendants. On June 10, 2024, the individual Defendants and the other parties filed motions to dismiss the complaint. At this juncture, the outcome of the litigation remains uncertain

City of Grove, Oklahoma et al v. Harbor Point Associates, LLC et al. Case No. CJ-2024-961 in the District Court of Tulsa County, State of Oklahoma. On March 14, 2024, the City of Grove, Oklahoma, and the Grove Economic Development Authority filed a petition against Harbor Point Associates, LLC ("Harbor Point"), WHLR, and the Operating Partnership alleging against all Defendants claims for breach of contract, breach of implied covenant of good faith and fair dealing, and unjust enrichment. On April 10, 2024, (i) Harbor Point filed an Answer to Plaintiffs’ Claims and set forth a Counterclaim for an accounting from Plaintiffs, (ii) WHLR and the Operating Partnership filed a Motion to Dismiss all of Plaintiffs’ claims, and (iii) Harbor Point filed a Partial Motion to Dismiss Plaintiffs’ claims for breach of implied covenant of good faith and fair dealing and unjust enrichment. On April 29, 2024, Plaintiffs filed a response to Defendants’ motions to dismiss. On May 1, 2024, Plaintiffs filed an answer to Harbor Point’s counterclaim. On July 9, 2024, Plaintiffs dismissed the action with prejudice in accordance with the Harbor Point Settlement Agreement entered into by and among the parties on June 18, 2024 (see Note 3 for additional details).

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of June 30, 2024 and December 31, 2023, the Company’s allowance for uncollectible tenant receivables totaled $0.7 million and $0.9 million, respectively. At June 30, 2024 and December 31, 2023, there were $8.3 million and $7.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Base rent	$18,609	$18,117	$37,047	$36,126
Tenant reimbursements - variable lease revenue	5,920	4,861	11,742	10,437
Above (below) market lease amortization, net	860	1,237	1,773	2,633
Straight-line rents	356	373	726	719
Percentage rent - variable lease revenue	136	152	238	350
Lease termination fees	222	—	231	115
Other	201	257	369	708
Total	26,304	24,997	52,126	51,088
Credit adjustments on operating lease receivables	13	(157)	63	(182)
Total	$26,317	$24,840	$52,189	$50,906

10. Equity and Mezzanine Equity

2024 Reverse Stock Splits

On March 5, 2024, in accordance with the Maryland General Corporation Law, our Board of Directors declared the 2024 Reverse Stock Splits advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the 2024 Reverse Stock Splits, including such other reverse stock splits as may be determined by the Board of Directors through March 31, 2025, at the annual meeting held on May 6, 2024.

May 2024 Reverse Stock Split

The May 2024 Reverse Stock Split took effect as of 5:00 p.m., Eastern Standard Time, on May 16, 2024, pursuant to an amendment to the Company’s charter (the “Charter”), and every 24 issued and outstanding shares of Common Stock were converted into one issued and outstanding share of Common Stock. As a result of the May 2024 Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from 68,023,718 to 2,834,237. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the May 2024 Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the May 2024 Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on May 16, 2024 (as adjusted for the May 2024 Reverse Stock Split), without any interest.

June 2024 Reverse Stock Split

The June 2024 Reverse Stock Split took effect as of 5:00 p.m., Eastern Standard Time, on June 27, 2024, pursuant to an amendment to the Charter, and every 5 issued and outstanding shares of Common Stock were converted into one issued and outstanding share of Common Stock. As a result of the June 2024 Reverse Stock Split, the number of outstanding shares of Common Stock was reduced from 2,834,237 to 566,814. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the June 2024 Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the June 2024 Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on June 27, 2024 (as adjusted for the June 2024 Reverse Stock Split), without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the 2024 Reverse Stock Splits.

Series D Preferred Stock - Redeemable Preferred Stock

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

At June 30, 2024 and December 31, 2023, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $100.6 million and $97.1 million in aggregate liquidation value, respectively.

After September 21, 2023, each holder of the Series D Preferred Stock may, at such holder's option, request that the Company redeem any or all of such holder's shares on a monthly basis (each redemption date, a "Holder Redemption Date") at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023, and the first Holder Redemption Date was October 5, 2023.

During the six months ended June 30, 2024, the Company processed redemptions for an aggregate of 84,561 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 118,783 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $3.2 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price (the "VWAP") per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq. During the three and six months ended June 30, 2024, the Company has realized a gain of $0 million and $0.2 million in the aggregate, respectively, due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

The changes in the carrying value of the Series D Preferred Stock for the six months ended June 30, 2024 and 2023 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Series D Preferred Stock redemptions	(84,561)	(2,826)
Undeclared dividends	—	2,020
Balance March 31, 2024	2,505,897	95,899
Paid-in-kind interest, issuance of Preferred Stock	109,676	2,031
Accretion to liquidation preference	—	710
Undeclared dividends	—	2,000
Balance June 30, 2024	2,615,573	$100,640

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2022	3,152,392	$101,518
Accretion of Preferred Stock discount	—	125
Conversion of Series D Preferred Stock to Common Stock	(4,244)	(140)
Undeclared dividends	—	2,118
Balance March 31, 2023	3,148,148	103,621
Paid-in-kind interest, issuance of Preferred Stock	160,455	2,006
Accretion of Preferred Stock discount	—	124
Undeclared dividends	—	2,115
Balance June 30, 2023	3,308,603	$107,866

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

	June 30, 2024
	Outstanding shares	Potential Dilutive Shares
Common units	75	75
Series B Preferred Stock	3,379,142	1,760
Series D Preferred Stock	2,615,573	3,871,953
Warrants to purchase Common Stock	—	885
Convertible Notes	—	2,164,730

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the six months ended June 30, 2024	$4,020	$1.54

For the six months ended June 30, 2023	$4,233	$1.28

The total cumulative dividends in arrears for Series D Preferred Stock is $35.3 million as of June 30, 2024 ($13.48 per share). There were no dividends declared to holders of Common Stock, Series A Preferred, Series B Preferred or Series D Preferred Stock during the six months ended June 30, 2024 and 2023.

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three and six months ended June 30, 2024, Cedar paid the Company $0.6 million and $0.9 million for these services, respectively. During the three and six months ended June 30, 2023, Cedar paid the Company $0.0 million and $0.4 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	June 30, 2024 (2)	December 31, 2023 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	232	225
Leasing commissions	348	161
Cost Sharing Agreement allocations (1)	669	548
Transaction fees	60	—
Other	—	(6)
Total	$8,475	$8,094

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) Includes allocations for executive compensation and directors' liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and six months ended June 30, 2024 the Company recognized $73 thousand and $100 thousand in fees, respectively. For the three and six months ended June 30, 2023 the Company recognized $10 thousand and $10 thousand in fees, respectively. See Note 4 for additional details.

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

On December 5, 2023, the Company entered into an Excepted Holder Agreement with the Investors with respect to such limits. The Capital Stock Excepted Holder Limit provides that the Investors are exempted from the Charter’s aggregate stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of all classes of the Company's capital stock (as calculated under the definitions of "Aggregate Stock Ownership Limit" and "Beneficial Ownership" in the Charter) and are instead subject to the percentage limit established by the Board of Directors. The Common Stock Excepted Holder Limit provides that the Investors are exempted from the Charter’s common stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of the Company's Common Stock (as calculated under the definitions of "Common Stock Ownership Limit" and "Beneficial Ownership" in the Charter) and is instead subject to the percentage limit established by the Board of Directors. The Capital Stock Excepted Holder Limit and Common Stock Excepted Holder Limit will automatically terminate upon reduction of the Investors’ capital stock and Common Stock ownership below 9.8%, respectively.

In consideration of the grant of these Excepted Holder Limits, the Investors concurrently entered into a one-year letter agreement with the Company whereby each Investor agreed that it will not exercise its right to convert Convertible Notes into shares of Common Stock to the extent that such conversion would result in such Investor, whether on its own or as part of a “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), becoming the direct or indirect “beneficial owner”, as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors.

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

12. Subsequent Events

Adjustment to Conversion Price of Convertible Notes

For the August 2024 Series D Preferred Stock redemptions, the lowest price at which any Series D Preferred Stock was redeemed by a holder into Common Stock was approximately $7.33.

Accordingly, pursuant to Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes, the Conversion Price for the Convertible Notes was further adjusted to approximately $4.03 per share of Common Stock

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(approximately 6.20 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted), representing a 45% discount to $7.33.

August 2024 Series D Preferred Stock Redemptions

For the August 2024 Series D Preferred Stock redemptions, the Company processed 20 redemption requests from holders of its Series D Preferred Stock, collectively redeeming 124,043 shares of Series D Preferred Stock for a redemption price per share of approximately $38.85. The Company settled the aggregate redemption price through the issuance of 657,671 shares of Common Stock. The volume weighted average of the closing sales price, as reported on Nasdaq, per share of Common Stock for the ten consecutive trading days immediately preceding, but not including, the August 5, 2024 Holder Redemption Date was approximately $7.33.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our August 2023 Reverse Stock Split, May 2024 Reverse Stock Split and June 2024 Reverse Stock Split, which took effect on August 17, 2023, May 16, 2024 and June 27, 2024, respectively. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those discussed under the section entitled "Cautionary Statement on Forward-Looking Statements." These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the Company acquired Cedar Realty Trust. As a result of that acquisition, Cedar became a subsidiary of the Company.
As of June 30, 2024, the Company, through the Operating Partnership, owned and operated seventy-four retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, Massachusetts, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 46%, 40% and 14% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain	Net Proceeds
June 18, 2024	Harbor Point Land Parcel - Grove, Oklahoma	n/a	$(480)	n/a
June 26, 2024	Oakland Commons - Bristol, Connecticut	$6,000	3,363	$5,662

On June 18, 2024, the Company entered into the Harbor Point Settlement Agreement with the City of Grove, which provided for the transfer of the Harbor Point Land Parcel and a one-time payment of $160 thousand to the City of Grove in exchange for a release of the Company from all increment taxes and other obligations under the Economic Development Agreement the Company had entered into with the City of Grove and the dismissal of the litigation commenced by the City of Grove against the Company. See Note 8 to the accompanying condensed consolidated financial statements for additional detail.

Assets Held for Sale

As of June 30, 2024, South Philadelphia, located in Philadelphia, Pennsylvania has been classified as "assets held for sale" in the accompanying condensed consolidated balance sheet.

Cedar Revolving Credit Agreement
On February 29, 2024, the Company entered into the Revolving Credit Agreement. The interest rate under the Revolving Credit Agreement is the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments are due monthly, and any outstanding principal is due at maturity on February 28, 2025. The Revolving Credit Agreement may be extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Revolving Credit Agreement is collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds will be used for capital expenditures and tenant improvements for such properties. Upon the disposition of Oakland Commons, that property was released from collateral and the outstanding borrowings were repaid.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. The Company anticipates receiving the $1.5 million balance of the deferred loan proceeds upon the satisfaction of other certain lease-related contingencies.

Term Loan, Five Properties

On June 28, 2024, the Company entered the Term Loan Agreement, 5 Properties with Guggenheim Real Estate, LLC, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. The Term Loan Agreement, 5 Properties' proceeds were used to refinance four other loans, including paying $0.4 million in defeasance. The Term Loan Agreement, 5 Properties is collateralized by 5 properties, consisting of Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza.

Series D Preferred Stock - Redemptions

During the six months ended June 30, 2024, the Company processed redemptions of an aggregate of 84,561 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 118,783 shares of Common Stock in settlement of an aggregate Redemption Price of approximately $3.2 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq. During the three and six months ended June 30, 2024, the Company has realized a gain of $0 million and $0.2 million in the aggregate, respectively, due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

On July 9, 2024, the registration statement on Form S-11 (File No. 333-280643) filed by the Company on July 1, 2024 was declared effective by the Securities and Exchange Commission (the "SEC"), and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Prospectus"). The Prospectus relates to the issuance from time to time by the Company of up to 20,704,217 shares of our Common Stock upon future redemptions and conversions of Series D Preferred Stock. The Company expects to issue such Common Stock to settle monthly redemptions of Series D Preferred Stock commencing with the August 5, 2024 Holder Redemption Date.

Convertible Notes

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of that transaction, the Company recognized a $0.7 million loss which represents the fair value of the purchase price over the amount of principal reduction. The loss is included in "other expense" in the condensed consolidated statements of operations.

As of June 30, 2024, the Conversion Price for the Convertible Notes was approximately $14.30 per share of the Company’s Common Stock (approximately 1.75 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Six Months Ended June 30,	Series B Preferred number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	109,676	$1,083	$948	$2,031
2023	—	160,455	$1,155	$851	$2,006
(1) Shares issued as interest payment on Convertible Notes.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and six months ended June 30, 2024, Cedar paid the Company $0.6 million and $0.9 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $8.5 million and $8.1 million as of June 30, 2024 and December 31, 2023, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of June 30, 2024, the fair value of the Company’s SAI investment was $11.4 million which includes $10.0 million from the 2023 subscriptions and $0.5 million from the 2024 subscription. For the three and six months ended June 30, 2024, the Company recognized $73 thousand and $100 thousand in fees, respectively. For the three and six months ended June 30, 2023, the Company recognized $10 thousand in fees. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At June 30, 2024, the Company had accumulated undeclared dividends of $35.3 million ( $13.48 per share) to holders of shares of our Series D Preferred Stock of which $2.0 million ($0.76 per share) and $4.0 million ( $1.54 per share) is attributable to the three and six months ended June 30, 2024, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Renewals(1):
Leases renewed with rate increase (sq feet)	191,067	175,492	282,449	469,218
Leases renewed with rate decrease (sq feet)	1,375	—	5,375	—
Leases renewed with no rate change (sq feet)	34,003	50,026	65,803	77,258
Total leases renewed (sq feet)	226,445	225,518	353,627	546,476

Leases renewed with rate increase (count)	45	19	73	59
Leases renewed with rate decrease (count)	1	—	2	—
Leases renewed with no rate change (count)	2	5	4	9
Total leases renewed (count)	48	24	79	68

Option exercised (count)	10	7	15	16

Weighted average on rate increases (per sq foot)	$1.42	$0.79	$1.32	$0.71
Weighted average on rate decreases (per sq foot)	$(7.32)	$—	$(1.97)	$—
Weighted average rate (per sq foot)	$1.16	$0.61	$1.02	$0.61

Weighted average change of renewals over prior rates	10.5%	7.3%	8.6%	6.7%

New Leases(1) (2):
New leases (sq feet)	120,263	52,162	158,317	103,332
New leases (count)	15	16	29	26
Weighted average rate (per sq foot)	$12.75	$13.37	$13.01	$14.56

Weighted average change of new leases over prior rates	19.5%	15.4%	14.2%	41.2%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2023 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the six months ended June 30, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended June 30,		Changes
	2024	2023	Dollars	Percent
Revenues	$26,317	$24,840	$1,477	5.9%
Property operating expense	(8,664)	(8,342)	(322)	(3.9)%
Property operating income	17,653	16,498	1,155
Depreciation and amortization	(6,373)	(7,301)	928	12.7%
Corporate general & administrative	(2,641)	(2,818)	177	6.3%
Gain on disposal of properties	2,883	—	2,883	n/a
Interest income	60	126	(66)	(52.4)%
Gain on investment securities, net	294	31	263	848.4%
Interest expense	(8,778)	(10,179)	1,401	13.8%
Net changes in fair value of derivative liabilities	(4,968)	3,030	(7,998)	(264.0)%
Other expense	(487)	(635)	148	23.3%
Income tax expense	(1)	(46)	45	97.8%
Net Loss	(2,358)	(1,294)	(1,064)
Less: Net income attributable to noncontrolling interests	2,698	2,676	22	0.8%
Net Loss Attributable to Wheeler REIT	$(5,056)	$(3,970)	$(1,086)

Revenues were higher primarily as a result of (1) an increase in tenant reimbursements of $1.1 million, (2) an increase in base rent of $0.5 million and (3) an increase in termination fee income of $0.2 million, partially offset by (4) a decrease in market lease amortization of $0.4 million.

Property Operating expenses were higher primarily as a result of an increase of $0.3 million in repairs and maintenance.

Depreciation and amortization was lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease in legal fees due to bringing certain legal services in-house of $0.4 million, partially offset by (2) an increase in salaries of $0.2 million.

Interest expense decreased 13.8%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended June 30,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,099	$3,890	$209	5.4%
Convertible Notes interest (1)	1,488	1,428	60	4.2%
Defeasance paid	368	1,758	(1,390)	(79.1)%
Amortization of deferred financing costs	726	1,242	(516)	(41.5)%
Property debt interest - Cedar	2,097	1,861	236	12.7%
Total Interest Expense	$8,778	$10,179	$(1,401)	(13.8)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net changes in the fair value of derivative liabilities was a $5.0 million loss for the three months ended June 30, 2024, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.5 million for the three months ended June 30, 2024, which primarily consisted of capital structure costs, including legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemption. Other expenses were $0.6 million for the three months ended June 30, 2023,which primarily consisted of capital structure costs to repurchase Convertible Notes.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Changes
	2024	2023	Dollars	Percent
Revenues	$52,189	$50,906	$1,283	2.5%
Property operating expense	(17,714)	(17,297)	(417)	(2.4)%
Property operating income	34,475	33,609	866
Depreciation and amortization	(12,971)	(14,767)	1,796	12.2%
Corporate general & administrative	(5,387)	(5,889)	502	8.5%
Gain on disposal of properties	2,883	—	2,883	n/a
Interest income	123	173	(50)	(28.9)%
Gain on investment securities, net	188	31	157	506.5%
Interest expense	(16,183)	(16,656)	473	2.8%
Net changes in fair value of derivative liabilities	(10,475)	4,882	(15,357)	(314.6)%
Gain on preferred stock redemptions	213	—	213	n/a
Other expense	(1,229)	(3,040)	1,811	59.6%
Income tax expense	(1)	(46)	45	97.8%
Net Loss	(8,364)	(1,703)	(6,661)
Less: Net income attributable to noncontrolling interests	5,399	5,368	31	0.6%
Net Loss Attributable to Wheeler REIT	$(13,763)	$(7,071)	$(6,692)

Revenues were higher primarily as a result of (1) an increase in tenant reimbursements of $1.3 million and (2) an increase in base rent of $0.9 million, partially offset by (3) a decrease in market lease amortization of $0.9 million.

Property Operating expenses were higher primarily as a result of (1) increase of $0.2 million in repairs and maintenance, (2) an increase of $0.2 million in insurance, (3) an increase of $0.1 million in utilities and (4) an increase of $0.1 million in grounds and landscaping, partially offset by (5) a decrease of $0.2 million in ground rent expense a result of the 2023 acquisition of a land parcel located on the Company's property, Devine Street.

Depreciation and amortization was lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease in legal fees due to bringing certain legal services in-house of $0.6 million, partially offset by (2) an increase in dues and fees of $0.1 million.

Interest expense decreased 2.8%. Below is a comparison of the components which make up interest expense (in thousands):

	Six Months Ended June 30,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$8,300	$7,496	$804	10.7%
Convertible Notes interest (1)	2,031	2,006	25	1.2%
Defeasance paid	368	1,758	(1,390)	(79.1)%
Amortization of deferred financing costs	1,354	1,721	(367)	(21.3)%
Property debt interest - Cedar	4,130	3,675	455	12.4%
Total Interest Expense	$16,183	$16,656	$(473)	(2.8)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

The above increase in property debt interest inclusive of Cedar debt was $1.3 million a result of (1) an increase of $0.9 million due to an increase in the overall average interest rate and (2) an increase of $0.4 million in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $10.5 million loss for the six months ended June 30, 2024, which represents a non-cash adjustment from a change in the fair value that includes adjustments in valuation assumptions. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Other expense represents expenses which are non-operating in nature. Other expenses were $1.2 million for the six months ended June 30, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemption. Other expenses were $3.0 million for the six months ended June 30, 2023, which primarily consisted of capital structure costs to repurchase Convertible Notes and the Exchange Offer for the Company's outstanding shares of Series D Preferred.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in thousands, unaudited)
Operating Income	$11,522	$6,379	$19,000	$12,953
Add (deduct):
Gain on disposal of properties	(2,883)	—	(2,883)	—
Corporate general & administrative	2,641	2,818	5,387	5,889
Depreciation and amortization	6,373	7,301	12,971	14,767
Straight-line rents	(356)	(373)	(726)	(719)
Above (below) market lease amortization, net	(860)	(1,237)	(1,773)	(2,633)
Other non-property revenue	(10)	(26)	(13)	(55)
NOI related to properties not defined as same-property	(186)	2	(308)	(327)
Same-Property Net Operating Income	$16,241	$14,864	$31,655	$29,875

Total Same-Property NOI was $16.2 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively, representing an increase of 9.3% due to a 7.3% increase in property revenue partially offset by a 3.9% increase in property expenses.

Total Same-Property NOI was $31.7 million and $29.9 million for the six months ended June 30, 2024 and 2023, respectively, representing an increase of 6.0% primarily due to a 4.7% increase in property revenue partially offset by a 2.4% increase in property expenses.

Funds from Operations

We use funds from operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("Nareit") in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by Nareit, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

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

A reconciliation of net loss to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Loss	$(2,358)	$(1,294)	$(8,364)	$(1,703)
Depreciation and amortization of real estate assets	6,373	7,301	12,971	14,767
Gain on disposal of properties	(2,883)	—	(2,883)	—
FFO	1,132	6,007	1,724	13,064
Preferred stock dividends - undeclared	(2,022)	(2,261)	(4,064)	(4,525)
Dividends on noncontrolling interests preferred stock	(2,688)	(2,688)	(5,376)	(5,376)
Preferred stock accretion adjustments	22	145	44	292
FFO available to common stockholders and common unitholders	(3,556)	1,203	(7,672)	3,455
Other non-recurring and non-cash expenses	368	1,767	368	2,035
Gain on investment securities, net	(294)	(31)	(188)	(31)
Net changes in fair value of derivative liabilities	4,968	(3,030)	10,475	(4,882)
Gain on preferred stock redemptions	—	—	(213)	—
Straight-line rental revenue, net straight-line expense	(373)	(301)	(760)	(704)
Deferred financing cost amortization	726	1,242	1,354	1,721
Paid-in-kind interest	1,488	1,428	2,031	2,006
Above (below) market lease amortization, net	(860)	(1,237)	(1,773)	(2,633)
Recurring capital expenditures tenant improvement reserves	(398)	(408)	(805)	(817)
AFFO	$2,069	$633	$2,817	$150

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.4 million and $0.4 million for the three and six months ended June 30, 2024, respectively, a result of loan defeasance payments. Other non-recurring expenses were $1.8 million and $2.0 million for the three and six months ended June 30, 2023, respectively, a result of $1.8 million in loan defeasance payments and $0.2 million costs to demolish a decommissioned space not included in the Company's gross leasable area.

Inflation, Deflation and Economic Condition Considerations

The U.S. continues to experience inflation, which could improve or worsen. Substantially all of the Company’s leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. The degree and pace of these changes have had and may continue to have impacts on our business.

Liquidity and Capital Resources

At June 30, 2024, our consolidated cash, cash equivalents and restricted cash totaled $41.8 million compared to consolidated cash, cash equivalents and restricted cash of $51.1 million at June 30, 2023. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Six Months Ended June 30,		Changes
	2024	2023	Dollars	Percent
Operating activities	$13,112	$11,507	$1,605	13.9%
Investing activities	$(6,735)	$(10,036)	$3,301	32.9%
Financing activities	$(4,420)	$(6,191)	$1,771	28.6%

Operating Activities

Our cash flows from operating activities increased $1.6 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $14.0 million and $10.0 million for 2024 and 2023, respectively, primarily due to (1) a $2.3 million decrease in corporate administrative expenses and other expenses and (2) a $1.8 million increase in Same-Property NOI, partially offset by (3) an $0.2 million increase increase in cash paid for interest.

Investing Activities

Our cash flows used in investing activities decreased $3.3 million, primarily due to (1) the proceeds from the sale of Oakland Commons, (2) the investment subscription with SAI of $0.5 million and $3.0 million during the six months ended June 30, 2024 and 2023, respectively and (3) the 2023 acquisition of the St. George Plaza Land Parcel, partially offset by (4) the increase in capital expenditures of $5.1 million .

Financing Activities

Our cash flows used in financing activities were $4.4 million for the six months ended June 30, 2024, compared to cash flows used in financing activities of $6.2 million for the comparable period in 2023.

Financing activities during the six months ended June 30, 2024 primarily consisted of:

Cash inflows:
•$3.9 million 2024 loan refinancing activities, net;
•$3.6 million draw on Cedar Revolving Credit Agreement; and
•$1.0 million draw on Timpany Plaza Loan Agreement.

Cash outflows:
•$5.4 million for distributions paid on noncontrolling interests;
•$1.6 million payments for deferred financing costs;
•$3.6 million payment on Cedar Revolving Credit Agreement;
•$1.3 million repurchase of debt securities;
•$0.6 million scheduled loan principal payments on debt; and
•$0.4 million defeasance payments.

Financing activities during the six months ended June 30, 2023 primarily consisted of:

Cash inflows:
•$7.3 million 2023 loan refinancing activities, net.

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

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
	(unaudited)
Fixed-rate notes	$499,193	$495,572
Total debt	$499,193	$495,572

The weighted average interest rate and term of our fixed-rate debt were 5.53% and 8.1 years, respectively, at June 30, 2024. The weighted average interest rate and term of our fixed-rate debt were 5.39% and 9.0 years, respectively, at June 30, 2023. We have $1.4 million of debt maturing during the twelve months ending June 30, 2025. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

NASDAQ Notices

On December 7, 2023, the listing qualifications staff (the "Staff") of Nasdaq notified the Company that based on the Common Stock’s bid price closing below $1.00 per share for 30 consecutive business days, the Company no longer complied with Nasdaq Listing Rule 5550(a)(2) (the "Bid Price Rule") and that Company had a 180-day compliance period. This rule requires listed securities to maintain a minimum bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of 30 consecutive business days.

On June 3, 2024, the Company received a letter from the Staff notifying the Company that it had regained compliance with the Bid Price Rule.

On June 28, 2024, the Staff notified the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(4), which requires the Company to have a minimum of 500,000 "Publicly Held Shares" (defined in Nasdaq Listing Rule 5005(a)(35) as "shares not held directly or indirectly by an officer, director or any person who is the beneficial owner of more than 10 percent of the total shares outstanding") (the "Publicly Held Shares Rule"). Per the Staff's notice, the Company had until July 12, 2024 to submit to Nasdaq a specific plan to achieve and sustain compliance.

On July 12, 2024, the Company timely submitted its plan of compliance to the Staff (the "Compliance Plan"). The Compliance Plan provided, among other things, that the Company believes that, following its registration of approximately 20 million shares of its Common Stock with the SEC under the Prospectus, it will issue Common Stock in settlement of Series D Preferred Stock redemptions commencing with the August 5, 2024 Holder Redemption Date in such an amount that, within the next couple of months and certainly by December 25, 2024 (which is 180 days from the date of the Staff's letter, June 28, 2024), it will have achieved compliance with the Publicly Held Shares Rule.

On July 30, 2024, the Staff provided the Company with written notice of an extension through December 25, 2024 (the "Compliance Deadline") to regain compliance with the Publicly Held Shares Rule. Per such notice, on or before the Compliance Deadline, the Company must file with the SEC and Nasdaq a public document containing its current total shares of Common Stock outstanding and a beneficial ownership table in accordance with SEC proxy rules demonstrating compliance with the Publicly Held Shares Rule.

On August 5, 2024, the Company issued 657,671 shares of its Common Stock in settlement of 124,043 shares of Series D Preferred Stock tendered for the August 2024 monthly redemptions. The Company believes that, following such issuance, it is now in compliance with the Publicly Held Shares Rule because all such shares of Common Stock so issued are Publicly Held Shares and, when added to the Company's previously outstanding 284,209 Publicly Held Shares of Common Stock, the Company has 941,880 Publicly Held Shares outstanding, which number exceeds the 500,000 required by Nasdaq Listing Rule 5550(a)(4).

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended June 30, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; and (iii) other investments.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2024 are $1.4 million in principal and regularly scheduled payments due in the twelve months ended June 30, 2025 as described in Note 6 in the condensed consolidated financial statements.

In addition, the Company has $5.5 million outstanding construction commitments at June 30, 2024.

In addition to liquidity required to fund debt payments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $19.6 million in cash and cash equivalents at June 30, 2024;
•had $22.2 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at June 30, 2024; and
•intends to use cash generated from operations during the twelve months ended June 30, 2025.

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

Series D Preferred Stock

As of June 30, 2024, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $65.3 million, with aggregate accrued and unpaid dividends in the amount of approximately $35.3 million, for a total liquidation value of $100.6 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

As the holder of the Series D Preferred Stock continue to exercise their redemption rights on a monthly basis, the Company will continue to pay the aggregate redemption price in shares of our Common Stock. The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to continue to settle redemptions of Series D Preferred Stock in Common Stock. We believe that the issuance of Common Stock to settle redemptions in Common Stock will continue to result in a substantial dilution of the outstanding Common Stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2024 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(a)    Not applicable.

(b)    Not applicable.

(c)    Not applicable.

Item 3.    Defaults Upon Senior Securities.

As of August 6, 2024, the Company had accumulated undeclared dividends of $35.3 million to holders of shares of our Series D Preferred Stock, of which $2.0 million and $4.0 million are attributable to the three and six months ended June 30, 2024, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 6, 2024