Form 10-Q
period 2024-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2024-11-07
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 6, 2024, there were 1,294,310 common shares, $0.01 par value per share, outstanding.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the "Form 10-Q") of Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "REIT," the "Company," "WHLR," "we," "our" or "us") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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
•economic and real estate conditions in the Mid-Atlantic, Southeast and Northeast where our properties are geographically concentrated;
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
•litigation risks generally;
•the risk that shareholder litigation filed by the Company's former CEO, Daniel Khoshaba, may result in significant costs of defense, indemnification and liability, and divert management's attention away from running the Company;
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
•the adverse effect of any future pandemic, endemic or outbreak of infectious diseases, and mitigation efforts, including government-imposed lockdowns, to control their spread;
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
•the effects on the trading market of our Common Stock of the one-for-10 reverse stock split effected on August 17, 2023 (the "August 2023 Reverse Stock Split"), the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split", the one-for-three reverse stock split effected on September 19, 2024 (the "September 2024 Reverse Stock Split" and collectively with the May 2024 Reverse Stock Split and June 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”) and any reverse stock splits the Company may effect in the future;
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
•the ability of our operating partnership, Wheeler REIT, L.P. (the "Operating Partnership"), and each of our other partnerships and limited liability companies to be classified as partnerships or disregarded entities for federal income tax purposes;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$135,796	$149,908
Buildings and improvements	506,068	510,812
	641,864	660,720
Less accumulated depreciation	(107,514)	(95,598)
Real estate, net	534,350	565,122

Cash and cash equivalents	37,070	18,404
Restricted cash	17,949	21,403
Receivables, net	12,487	13,126
Investment securities - related party	11,964	10,685
Assets held for sale	25,167	—
Above market lease intangibles, net	1,415	2,114
Operating lease right-of-use assets	9,290	9,450
Deferred costs and other assets, net	23,511	28,028
Total Assets	$673,203	$668,332

LIABILITIES:
Loans payable, net	$482,893	$477,574
Liabilities associated with assets held for sale	163	—
Below market lease intangibles, net	12,275	17,814
Derivative liabilities	53,427	3,653
Operating lease liabilities	10,180	10,329
Series D Preferred Stock redemptions	3,345	369
Accounts payable, accrued expenses and other liabilities	20,721	17,065
Total Liabilities	583,004	526,804
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	93,591	96,705
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,379,142 shares issued and outstanding; $84.5 million aggregate liquidation preference)	45,063	44,998
Common Stock ($0.01 par value, 200,000,000 shares authorized, 652,768 and 149,360 shares issued and outstanding, respectively)	6	1
Additional paid-in capital	265,597	258,109
Accumulated deficit	(379,066)	(324,854)
Total Shareholders’ Deficit	(67,947)	(21,293)
Noncontrolling interests	64,555	66,116
Total (Deficit) Equity	(3,392)	44,823
Total Liabilities and Equity	$673,203	$668,332
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE:
Rental revenues	$24,336	$24,655	$75,925	$74,738
Other revenues	456	549	1,056	1,372
Total Revenue	24,792	25,204	76,981	76,110
OPERATING EXPENSES:
Property operations	8,444	8,771	26,158	26,068
Depreciation and amortization	6,241	6,875	19,212	21,642
Impairment charges	1,195	—	1,195	—
Corporate general & administrative	2,101	2,475	7,488	8,364
Total Operating Expenses	17,981	18,121	54,053	56,074
Gain on disposal of properties, net	7,083	2,204	9,966	2,204
Operating Income	13,894	9,287	32,894	22,240
Interest income	133	163	256	336
Gain on investment securities, net	591	49	779	80
Interest expense	(7,851)	(7,469)	(24,034)	(24,125)
Net changes in fair value of derivative liabilities	(39,299)	(11,163)	(49,774)	(6,281)
Loss on conversion of Convertible Notes	(368)	—	(368)	—
Gain on preferred stock redemptions	2,526	—	2,739	—
Other expense	(257)	(2,233)	(1,486)	(5,273)
Net Loss Before Income Taxes	(30,631)	(11,366)	(38,994)	(13,023)
Income tax expense	—	(2)	(1)	(48)
Net Loss	(30,631)	(11,368)	(38,995)	(13,071)
Less: Net income attributable to noncontrolling interests	2,689	2,693	8,088	8,061
Net Loss Attributable to Wheeler REIT	(33,320)	(14,061)	(47,083)	(21,132)
Preferred stock dividends - undeclared	(2,071)	(2,415)	(6,135)	(6,940)
Deemed distribution related to preferred stock redemption value	—	(13,542)	(710)	(13,542)
Deemed distribution related to repurchase of noncontrolling interests	(284)	—	(284)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(35,675)	$(30,018)	$(54,212)	$(41,614)

Loss per share:
Basic and Diluted	$(91.99)	$(11,019.82)	$(215.94)	$(15,288.02)
Weighted-average number of shares:
Basic and Diluted	387,817	2,724	251,046	2,722

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Total Stockholders’ (Deficit) Equity				Total (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2023	562	$453	3,379,142	$44,998	149,360	$1	$258,109	$(324,854)	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	6	(6)	—	(6)	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	39,594	—	2,983	—	2,983	—	—	—	2,983
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (Loss) Income	—	—	—	—	—	—	—	(8,707)	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	453	3,379,142	45,020	188,954	1	261,098	(335,603)	(29,031)	1,278	64,845	66,123	37,092
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	411	—	411	(411)	—	(411)	—
Adjustments of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(710)	(710)	—	—	—	(710)
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(16)	—	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(2,022)	(2,022)	—	(2,688)	(2,688)	(4,710)
Net (Loss) Income	—	—	—	—	—	—	—	(5,056)	(5,056)	10	2,688	2,698	(2,358)
Balance, June 30, 2024	562	453	3,379,142	45,042	188,938	1	261,509	(343,391)	(36,386)	877	64,845	65,722	29,336
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	—	21
Conversion of debt to Common Stock	—	—	—	—	28,105	—	434	—	434	—	—	—	434
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	435,767	5	3,223	—	3,228	—	—	—	3,228
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	431	—	431	(431)	—	(431)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(42)	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(284)	(284)	—	(751)	(751)	(1,035)
Dividends and distributions	—	—	—	—	—	—	—	(2,071)	(2,071)	—	(2,674)	(2,674)	(4,745)
Net (Loss) Income	—	—	—	—	—	—	—	(33,320)	(33,320)	15	2,674	2,689	(30,631)
Balance, September 30, 2024	562	$453	3,379,142	$45,063	652,768	$6	$265,597	$(379,066)	$(67,947)	$461	$64,094	$64,555	$(3,392)

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of (Deficit) Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total	Total Equity
Balance, December 31, 2022	562	$453	3,379,142	$44,911	2,720	$—	$235,091	$(295,617)	$(15,162)	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	1	—	140	—	140	—	—	—	140
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	(13)	—	(13)	13	—	13	—
Dividends and distributions	—	—	—	—	—	—	—	(2,264)	(2,264)	—	(2,688)	(2,688)	(4,952)
Net (Loss) Income	—	—	—	—	—	—	—	(3,101)	(3,101)	4	2,688	2,692	(409)
Balance, March 31 2023	562	453	3,379,142	44,933	2,721	—	235,218	(300,982)	(20,378)	1,368	64,845	66,213	45,835
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	22	—	—	—	22
Dividends and distributions	—	—	—	—	—	—	—	(2,261)	(2,261)	—	(2,688)	(2,688)	(4,949)
Net (Loss) Income	—	—	—	—	—	—	—	(3,970)	(3,970)	(12)	2,688	2,676	(1,294)
Balance, June 30, 2023	562	453	3,379,142	44,955	2,721	—	235,218	(307,213)	(26,587)	1,356	64,845	66,201	39,614
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	21	—	—	—	21
Conversion of Operating Partnership units to Common Stock	—	—	—	—	2	—	57	—	57	(57)	—	(57)	—
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	30	—	30	(30)	—	(30)	—
Adjustments of preferred stock to redemption value	—	—	—	—	—	—	—	(13,542)	(13,542)	—	—	—	(13,542)
Dividends and distributions	—	—	—	—	—	—	—	(2,415)	(2,415)	—	(2,688)	(2,688)	(5,103)
Net (Loss) Income	—	—	—	—	—	—	—	(14,061)	(14,061)	5	2,688	2,693	(11,368)
Balance, September 30, 2023	562	$453	3,379,142	$44,976	2,723	$—	$235,305	$(337,231)	$(56,497)	$1,274	$64,845	$66,119	$9,622

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net Loss	$(38,995)	$(13,071)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	19,212	21,642
Deferred financing cost amortization	2,157	2,357
Changes in fair value of derivative liabilities	49,774	6,281
Loss on conversion of Convertible Notes	368	—
Above (below) market lease amortization, net	(2,607)	(3,865)
Paid-in-kind interest	2,031	2,006
Loss on repurchase of debt securities	700	1,647
Gain on preferred stock redemptions	(2,739)	—
Unrealized gain on investment securities, net	(779)	(80)
Straight-line expense (income)	(51)	7
Gain on disposal of properties, net	(9,966)	(2,204)
Credit adjustments on operating lease receivables	540	481
Impairment charges	1,195	—
Net changes in assets and liabilities:
Receivables, net	(445)	1,373
Deferred costs and other assets, net	(2,722)	(3,166)
Accounts payable, accrued expenses and other liabilities	2,915	1,624
Net cash provided by operating activities	20,588	15,032
INVESTING ACTIVITIES:
Investment property acquisitions	—	(4,259)
Expenditures for real estate improvements	(18,658)	(11,618)
Purchases of investment securities	(500)	(6,500)
Cash received from disposal of properties	20,720	2,759
Net cash provided by (used in) investing activities	1,562	(19,618)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,597)	(4,440)
Dividends and distributions paid on noncontrolling interest	(8,064)	(8,064)
Repurchase of noncontrolling interest	(1,035)	—
Loan proceeds	33,223	123,230
Loan principal payments	(27,815)	(108,274)
Repurchase of debt securities	(1,282)	(3,116)
Loan prepayment penalty	(368)	(1,758)
Net cash used in financing activities	(6,938)	(2,422)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	15,212	(7,008)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	39,807	55,865
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$55,019	$48,857

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$37,070	$25,419
Restricted cash	17,949	23,438
Cash, cash equivalents, and restricted cash	$55,019	$48,857
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At September 30, 2024, the Company owned 99.69% of the Operating Partnership. As of September 30, 2024, the Trust owned and operated seventy-three retail shopping centers and two undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Massachusetts, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

Acquisition of Cedar Realty Trust

On August 22, 2022, the Company completed a merger transaction (the "Cedar Acquisition") with Cedar Realty Trust, Inc. ("Cedar"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Through this acquisition, the Company acquired an additional 19 retail shopping centers in the Northeast. Cedar’s outstanding 7.25% Series B Preferred Stock and 6.50% Series C Preferred Stock ("Cedar Series C Preferred Stock") remain outstanding and continue to trade on the NYSE. As a result of the Cedar Acquisition, Cedar became a subsidiary of the REIT.

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our August 2023 Reverse Stock Split, May 2024 Reverse Stock Split, June 2024 Reverse Stock Split and September 2024 Reverse Stock Split, which took effect on August 17, 2023, May 16, 2024, June 27, 2024 and September 19, 2024, respectively. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Nine Months Ended September 30,
	2024	2023
Non-Cash Transactions:
Conversion of common units to Common Stock	$—	$57
Conversion of Series D Preferred Stock to Common Stock	—	140
Accretion of Preferred Stock discounts	65	438
Redemption of Series D Preferred Stock to Common Stock	6,206	—
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	2,389	1,979
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$719	$798
Cash paid for interest	19,308	18,951

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.3 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred in connection with the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $2.2 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, which primarily consisted of capital structure costs including repurchase of Convertible Notes and legal and other expenses incurred in connection with an exchange offer for the Company's outstanding shares of Series D Preferred Stock (the "Exchange Offer"), redemptions by holders of the Series D Preferred Stock and the August 2023 Reverse Stock Split.

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

3. Real Estate

A significant portion of the Company’s land, buildings and improvements serve as collateral for its secured term loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

The Company’s depreciation expense on investment properties for the three months ended September 30, 2024 and 2023 totaled $4.7 million and $4.5 million, respectively. The Company’s depreciation expense on investment properties for the nine months ended September 30, 2024 and 2023 totaled $14.0 million and $13.6 million, respectively.
During the three and nine months ended September 30, 2024, the Company recorded impairment charges of $1.2 million on Oregon Avenue, located in Philadelphia, Pennsylvania. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets Held for Sale and Dispositions

At September 30, 2024, assets held for sale include South Philadelphia, as the Company has committed to a plan to sell components of the property. There were no assets held for sale as of December 31, 2023.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	September 30, 2024	December 31, 2023
Real estate, net	$24,408	$—
Receivables, net - unbilled straight-line rent	431	—
Deferred costs and other assets, net	328	—
Total assets held for sale	$25,167	$—

	September 30, 2024	December 31, 2023
Below market lease intangibles, net	$163	$—
Total liabilities associated with assets held for sale	$163	$—

The following properties were sold during the nine months ended September 30, 2024 and 2023 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
September 12, 2024	Kings Plaza	$14,200	$6,509	$13,746
September 11, 2024	Edenton Commons Land Parcel	1,400	574	1,312
June 26, 2024	Oakland Commons	6,000	3,363	5,662
June 18, 2024	Harbor Point Land Parcel	n/a	(480)	n/a
July 11, 2023	Carll's Corner Outparcel	3,000	2,204	2,759

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

A limited partner in SAI may request a withdrawal after the expiration of the first anniversary of the date its investment was accepted into SAI. After the expiration of this lock-up period, withdrawal requests can be made quarterly and are generally paid out on a quarterly basis in accordance with the terms of the SAI limited partnership agreement.

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

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the Company’s SAI investment was $12.0 million. For the three and nine months ended September 30, 2024, the gain on investment securities, net was $0.6 million and $0.8 million, respectively. For the three and nine months ended September 30, 2023, gain on investment securities, net was $0.0 million and $0.1 million, respectively.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	September 30, 2024	December 31, 2023
Leases in place, net	$11,326	$16,663
Lease origination costs, net	6,621	7,461
Ground lease sandwich interest, net	914	1,119
Tenant relationships, net	178	280
Legal and marketing costs, net	194	278
Prepaid expenses	4,278	2,224
Other	—	3
Total	$23,511	$28,028
As of September 30, 2024 and December 31, 2023, the Company’s intangible accumulated amortization totaled $70.1 million and $69.9 million, respectively. During the three months ended September 30, 2024 and 2023, the Company’s intangible amortization expense totaled $1.5 million and $2.4 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company’s intangible amortization expense totaled $5.2 million and $8.1 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable

The Company’s loans payable consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2024	December 31, 2023
Cypress Shopping Center	$34,360	4.70%	July 2024	$—	$5,769
Conyers Crossing	Interest only	4.67%	October 2025	—	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,271	4,331
Tuckernuck	$32,202	5.00%	March 2026	4,658	4,771
Chesapeake Square	$23,857	4.70%	August 2026	—	4,014
Sangaree/Tri-County	$32,329	4.78%	December 2026	—	5,990
Timpany Plaza	Interest only	7.27%	September 2028	11,560	9,060
Village of Martinsville	$89,664	4.28%	July 2029	14,426	14,755
Laburnum Square	$37,842	4.28%	September 2029	7,655	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,209	17,557
Convertible Notes	Interest only	7.00%	December 2031	30,882	31,530
Term loan, 22 properties	Interest only	4.25%	July 2032	75,000	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
Cedar term loan, 10 properties	Interest only	5.25%	November 2032	110,000	110,000
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	61,100
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	53,070
Term loan, 5 properties	Interest only	6.80%	July 2034	25,500	—
Total Principal Balance				500,331	495,572
Unamortized deferred financing cost				(17,438)	(17,998)
Total Loans Payable, net				$482,893	$477,574

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.

Cedar Revolving Credit Agreement

On February 29, 2024, the Company entered into a revolving credit agreement with KeyBank National Association to draw up to $9.5 million (the "Cedar Revolving Credit Agreement"). The interest rate under the Cedar Revolving Credit Agreement was the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments were due monthly, and any outstanding principal was due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement could have been extended, at the Company's option, for up to two additional three-month periods, subject to customary conditions. The Cedar Revolving Credit Agreement was collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds were used for capital expenditures and tenant improvements for such properties. Upon the dispositions of Oakland Commons and Kings Plaza, the properties were released from collateral, the outstanding borrowings were repaid and the Cedar Revolving Credit Agreement was closed on September 12, 2024.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. On September 30, 2024, the Company received the remaining balance of $1.5 million following the Company's satisfaction of other lease-related contingencies.

Term Loan, Five Properties

On June 28, 2024, the Company entered into a term loan agreement (the "Term Loan Agreement, 5 Properties") with Guggenheim Real Estate, LLC, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount outstanding at that time. The Term Loan Agreement, 5 Properties' proceeds were used to refinance four loans, including paying $0.4 million in defeasance. The Term Loan Agreement, 5 Properties is collateralized by Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of September 30, 2024 are as follows (in thousands, unaudited):

For the remaining three months ending December 31, 2024	$355
December 31, 2025	5,953
December 31, 2026	6,450
December 31, 2027	2,824
December 31, 2028	16,091
December 31, 2029	24,434
Thereafter	444,224
Total principal repayments and debt maturities	$500,331

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

During the nine months ended September 30, 2024, the Company issued an aggregate of 28,105 shares of its Common Stock, having an aggregate fair value of $0.4 million, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $0.1 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.4 million.

As of September 30, 2024, the conversion price for the Convertible Notes was approximately $2.37 per share of the Company’s Common Stock (approximately 10.53 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	109,676	$1,624	$948	$2,572
2023	—	160,455	$1,718	$851	$2,569
(1) Shares issued as interest payment on Convertible Notes.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2024 and December 31, 2023, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $470.1 million and $420.8 million, respectively, and the carrying value of such loans, was $456.6 million and $451.2 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of September 30, 2024, and December 31, 2023, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $183.4 million and $75.7 million, respectively, and the carrying value, was $26.3 million and $26.4 million, respectively.

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

As of the close of business on March 12, 2024 (the third anniversary of the issuance of that certain Common Stock Purchase Warrant, dated March 12, 2021, to the holders thereof (the "Warrant")), the exercise price of the Warrant was reset to an amount equal to the product of the Common Stock volume weighted average price as provided under the Warrant, multiplied by a factor of 1.25 for Tranche A, 1.50 for Tranche B and 2.50 for Tranche C: approximately $83.43, $100.12, and $166.87, respectively.

Warrants to purchase shares of Common Stock outstanding at September 30, 2024 and December 31, 2023 are as follows:

Warrant Name	Warrants	Exercise Price	Expiration Date
Wilmington Warrant Tranche A	142	$83.43	3/12/2026
Wilmington Warrant Tranche B	118	100.12	3/12/2026
Wilmington Warrant Tranche C	35	166.87	3/12/2026

In measuring the warrant liability, the Company used the following inputs:

	September 30, 2024	December 31, 2023
Common Stock price	$8.09	$0.31 (1)
Weighted average contractual term to maturity (years)	1.5 years	2.2 years
Range of expected market volatility %	247.25%	137.71%
Range of risk free interest rate	3.82%	4.23%
(1) Common stock price as of December 31, 2023 and was not restated for any subsequent stock splits.

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

In measuring the embedded derivative liability, the Company used the following inputs:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	September 30, 2024	December 31, 2023
Conversion price	$2.38 (1)	$0.16 (1) (2)
Common Stock price	$8.09	$0.31 (2)
Contractual term to maturity (years)	7.3 years	8.0 years
Expected market volatility %	155.00%	100.00%
Risk-free interest rate	3.70%	3.90%
Traded WHLRL price, % of par	594.00%	240.00%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of December 31, 2023 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Balance at the beginning of period	$3,653	$7,111
Changes in fair value - Warrants	9	(495)
Changes in fair value - Convertible Notes	49,765	(2,963)
Balance at end of period	$53,427	$3,653

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2024 and 2023, the weighted average remaining lease term of our leases was 36 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. Rent expense under the operating lease agreements was $0.7 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

By order dated July 11, 2022, the court consolidated the Sydney and Kim cases and set an August 24, 2022 deadline for the Plaintiffs in both cases to file a consolidated amended complaint. Plaintiffs filed their amended complaint on August 24, 2022. The amended complaint alleges on behalf of a putative class of holders of Cedar's preferred stock, among other things, claims for breach of contract against Cedar and Cedar's former Board of Directors with respect to the articles supplementary governing the terms of Cedar's preferred stock, breach of fiduciary duty against Cedar's former Board of Directors, and tortious interference and aiding and abetting breach of fiduciary duty against the Company. On October 7, 2022, Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motion to dismiss and filed a motion to certify a question of law to Maryland’s Supreme Court. On August 1, 2023, the court issued a decision and order granting Defendants’ motions to dismiss.

The Plaintiffs appealed the dismissal to the United States Court of Appeals for the Fourth Circuit, Case No. 23-1905. On September 4, 2024, the Fourth Circuit affirmed the District Court order dismissing the complaint.

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Easter District of Virginia. On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserts the Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that the Defendants should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the directors and officer Defendants. On June 10, 2024, the individual Defendants and the other parties filed motions to dismiss the complaint. On September 13, 2024, the District Court issued an opinion (i) granting the directors’ motion to dismiss the derivative claims, finding no demand was made and that demand would not have been futile; (ii) granting the motion to dismiss the unjust enrichment claim against the directors based on a failure to plead facts supporting the elements of such a claim, and (ii) denying the motions to dismiss on all other grounds. At this juncture, discovery is ongoing and the outcome of the litigation remains uncertain.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of September 30, 2024 and December 31, 2023, the Company’s allowance for uncollectible tenant receivables totaled $1.1 million and $0.9 million, respectively. At September 30, 2024 and December 31, 2023, there were $8.4 million and $7.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Base rent	$18,317	$18,190	$55,364	$54,316
Tenant reimbursements - variable lease revenue	5,407	5,030	17,149	15,467
Above (below) market lease amortization, net	834	1,232	2,607	3,865
Straight-line rents	159	285	885	1,004
Percentage rent - variable lease revenue	222	217	460	567
Lease termination fees	6	—	237	115
Other	450	549	819	1,257
Total	25,395	25,503	77,521	76,591
Credit adjustments on operating lease receivables	(603)	(299)	(540)	(481)
Total	$24,792	$25,204	$76,981	$76,110

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

The May 2024, June 2024, and September 2024 Reverse Stock Splits were effective on May 16, June 27, and September 19, 2024, respectively, at the reverse stock split ratios of one-for-24, one-for-five, and one-for-three, respectively. No fractional shares were issued in connection with the 2024 Reverse Stock Splits. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each of the 2024 Reverse Stock Splits instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the 2024 Reverse Stock Splits, unless otherwise noted.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2024 and December 31, 2023, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $96.9 million and $97.1 million in aggregate liquidation value, respectively.

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

During the nine months ended September 30, 2024, the Company processed redemptions for an aggregate of 232,509 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 475,361 shares of Common Stock in settlement of an aggregate redemption price of approximately $9.0 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price (the "VWAP") per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq. During the three and nine months ended September 30,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2024, the Company has realized a gain of $2.5 million and $2.7 million in the aggregate, respectively, due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

At September 30, 2024, the Company had received requests to redeem 85,019 shares of Series D Preferred Stock with respect to the October 2024 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at September 30, 2024 and the liquidation value associated with these shares of $3.3 million is presented as a liability.

At September 21, 2024, the annual dividend rate increased by 2% of the liquidation preference per annum to 14.75%.

The changes in the carrying value of the Series D Preferred Stock for the nine months ended September 30, 2024 and 2023 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Series D Preferred Stock redemptions	(84,561)	(2,826)
Undeclared dividends	—	2,020
Balance March 31, 2024	2,505,897	95,899
Paid-in-kind interest, issuance of Preferred Stock	109,676	2,031
Accretion to liquidation preference (1)	—	710
Undeclared dividends	—	2,000
Balance June 30, 2024	2,615,573	100,640
Series D Preferred Stock redemptions (2)	(147,948)	(9,098)
Undeclared dividends	—	2,049
Balance September 30, 2024	2,467,625	$93,591
(1) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to the current carrying value.

(2) The value is net of the October 2024 Holder Redemption Date redemption liquidation value of $3.3 million, which is represented as a liability; however, the corresponding 85,019 shares has not been adjusted for as they remained outstanding at September 30, 2024.

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2022	3,152,392	$101,518
Accretion of Preferred Stock discount	—	125
Conversion of Series D Preferred Stock to Common Stock	(4,244)	(140)
Undeclared dividends	—	2,118
Balance March 31, 2023	3,148,148	103,621
Paid-in-kind interest, issuance of Preferred Stock	160,455	2,006
Accretion of Preferred Stock discount	—	124
Undeclared dividends	—	2,115
Balance June 30, 2023	3,308,603	107,866
Accretion of Preferred Stock discount	—	124
Undeclared dividends	—	2,269
Accretion to liquidation preference (1)	—	13,542
Series D Preferred Stock redemptions	—	(6,448)
Balance September 30, 2023	3,308,603	$117,353

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(1) As of the October 2023 Holder Redemption Date, the Series D Preferred Stock was adjusted to $25.00 liquidation preference plus accrued and unpaid dividends, representing a $13.5 million adjustment to its carrying value.

Noncontrolling Interests - Consolidated Subsidiary

During the three and nine months ended September 30, 2024, Cedar repurchased and retired 77,075 shares of Cedar Series C Preferred Stock in a series of repurchase transactions. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $1.0 million at an average price of $13.40 per share, representing a premium to the book value of $9.75 per share. The repurchase of the noncontrolling interests caused the recognition of $0.3 million deemed distributions during the three and nine months ended September 30, 2024. There were no repurchases of noncontrolling interests in the three and nine months ended September 30, 2023.

On September 25, 2024, the Company announced and commenced a "modified Dutch auction" tender offer to purchase up to an aggregate amount of $9.0 million of shares of the Cedar Series C Preferred Stock at a price of not less than $13.25 nor greater than $15.50 per Cedar Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest (the "Cedar Tender Offer"). Following the expiration of the Cedar Tender Offer on October 24, 2024, Cedar accepted for purchase 688,670 shares of its Cedar Series C Preferred Stock at $14.00 per share for approximately $9.6 million in the aggregate. See Note 12 for additional details.

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

The following table summarizes the potential dilution of conversion of Operating Partnership common units ("Common Units"), the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock"), Series D Preferred Stock, warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	September 30, 2024
	Outstanding shares	Potential Dilutive Shares
Common units	13	13
Series B Preferred Stock	3,379,142	587
Series D Preferred Stock	2,467,625	22,449,082
Warrants to purchase Common Stock	—	295
Convertible Notes	—	13,004,263

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the nine months ended September 30, 2024	$6,069	$2.46

For the nine months ended September 30, 2023	$6,502	$1.97

The total cumulative dividends in arrears for Series D Preferred Stock is $35.2 million as of September 30, 2024 ($14.28 per share). There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the nine months ended September 30, 2024 and 2023.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three and nine months ended September 30, 2024, Cedar paid the Company $0.0 million and $0.9 million for these services, respectively. During the three and nine months ended September 30, 2023, Cedar paid the Company $0.7 million and $1.1 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	September 30, 2024 (2)	December 31, 2023 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	551	225
Leasing commissions	629	161
Cost Sharing Agreement allocations (1)	738	548
Transaction fees	315	—
Other	—	(6)
Total	$9,399	$8,094

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and nine months ended September 30, 2024 the Company recognized $177 thousand and $277 thousand in fees, respectively. For the three and nine months ended September 30, 2023 the Company recognized $23 thousand and $33 thousand in fees, respectively. See Note 4 for additional details.

Excepted Holder Limits

On December 4, 2023, the Company's Board of Directors, under the terms of the Company's charter (the "Charter"), created a Capital Stock Excepted Holder Limit of 55% and a Common Stock Excepted Holder Limit of 86% for each of SAI, Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P., and Stilwell Associates, L.P. (collectively, the "Investors"). Joseph Stilwell, a member of our Board of Directors, is the managing member and owner of Stilwell Value LLC, which is the general partner of each of the Investors.

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

12. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 159,759 shares of Series D Preferred Stock. Accordingly, the Company has issued 546,702 shares of Common Stock in settlement of an aggregate redemption price of approximately $6.3 million.

Noncontrolling Interests - Consolidated Subsidiary - Cedar Tender Offer

On October 24, 2024, the Cedar Tender Offer expired, in accordance with its terms. An aggregate of 688,670 shares of Cedar Series C Preferred Stock were properly tendered and not properly withdrawn at or below the final purchase price of $14.00 per share. Cedar accepted for purchase all shares Cedar Series C Preferred Stock that were properly tendered and not properly withdrawn at or below the final purchase price, which includes 45,813 shares that Cedar has elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Cedar Series C Preferred Stock.

The aggregate purchase price for the Cedar Series C Preferred Stock purchased in the Cedar Tender Offer is approximately $9.6 million, excluding fees and expenses relating to the Cedar Tender Offer. The shares purchased represent approximately 14% of Cedar's issued and outstanding Cedar Series C Preferred Stock as of October 28, 2024.

Exchange of Series B Preferred Stock and Series D Preferred Stock for Common Stock
On October 8, 2024, the Company agreed to issue 88,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for 22,000 shares of the Company’s Series D Preferred Stock and 22,000 shares of the Company's Series B Preferred Stock (Series B Preferred Stock and Series D Preferred Stock, collectively, the “Preferred Stock”) from the investor (the “Exchange”). The settlement of the Exchange occurred on the same day. The Company did not receive any cash proceeds as a result of the Exchange, and the shares of the Preferred Stock exchanged have been retired and cancelled.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2023 Form 10-K. All per share amounts, common units and shares outstanding, warrants, and conversion features of the Convertible Notes for all periods presented reflect our August 2023 Reverse Stock Split, May 2024 Reverse Stock Split, June 2024 Reverse Stock Split and September 2024 Reverse Stock Split, which took effect on August 17, 2023, May 16, 2024, June 27, 2024 and September 19, 2024, respectively. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

As of September 30, 2024, the Company, through the Operating Partnership, owned and operated seventy-three retail shopping centers and two undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Massachusetts, Florida, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 46%, 42% and 12% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
September 12, 2024	Kings Plaza - New Bedford, Massachusetts	$14,200	$6,509	$13,746
September 11, 2024	Edenton Commons Land Parcel - Edenton, North Carolina	1,400	574	1,312
June 26, 2024	Oakland Commons - Bristol, Connecticut	6,000	3,363	5,662
June 18, 2024	Harbor Point Land Parcel - Grove, Oklahoma	n/a	(480)	n/a

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
Impairment
During the three and nine months ended September 30, 2024, the Company recorded impairment charges of $1.2 million on Oregon Avenue, located in Philadelphia, Pennsylvania.

Assets Held for Sale

As of September 30, 2024, South Philadelphia, located in Philadelphia, Pennsylvania has been classified as "assets held for sale" in the accompanying condensed consolidated balance sheet.

Cedar Revolving Credit Agreement
On February 29, 2024, the Company entered into the Cedar Revolving Credit Agreement. The interest rate under the Cedar Revolving Credit Agreement was the daily SOFR, plus applicable margins of 0.10% plus 2.75%. Interest payments were due monthly, and any outstanding principal was due at maturity on February 28, 2025. The Cedar Revolving Credit Agreement was collateralized by 6 properties, consisting of Carll's Corner, Fieldstone Marketplace, Oakland Commons, Kings Plaza, Oregon Avenue and South Philadelphia, and proceeds were used for capital expenditures and tenant improvements for such properties. Upon the disposition of Kings Plaza the Cedar Revolving Credit Agreement was closed on September 12, 2024.

Timpany Plaza Loan Agreement

On March 28, 2024, the Company received $1.0 million of $2.5 million in deferred loan proceeds under the Timpany Plaza Loan Agreement following the Company's satisfaction of certain lease-related contingencies. On September 30, 2024, the Company received the remaining balance of $1.5 million following the Company's satisfaction of other lease-related contingencies.

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

Series D Preferred Stock - Redemptions

During the nine months ended September 30, 2024, the Company processed redemptions of an aggregate of 232,509 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 475,361 shares of Common Stock in settlement of an aggregate redemption price of approximately $9.0 million.

The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq. During the three and nine months ended September 30, 2024, the Company has realized a gain of $2.5 million and $2.7 million in the aggregate, respectively, due to the closing price of the Common Stock on the last VWAP date differing from the VWAP used to calculate the shares issued in each redemption round.

On July 9, 2024, the registration statement on Form S-11 (File No. 333-280643) filed by the Company on July 1, 2024 was declared effective by the Securities and Exchange Commission (the "SEC"), and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Prospectus"). The Prospectus relates to the issuance from time to time by the Company of our Common Stock upon future redemptions and conversions of Series D Preferred Stock. The Company began issuing such Common Stock to settle monthly redemptions of the Series D Preferred Stock with the August 2024 Holder Redemption Date. After the September redemptions that settled on October 7, 2024, the Company had 6,219,246 shares registered for future redemptions and conversions of Series D Preferred Stock.

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

During the three and nine months ended September 30, 2024, the Company issued an aggregate of 28,105 shares of its Common Stock, upon the conversion of Convertible Notes by certain holders thereof, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.4 million.

As of September 30, 2024, the Conversion Price for the Convertible Notes was approximately $2.37 per share of the Company’s Common Stock (approximately 10.53 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	109,676	$1,624	$948	$2,572
2023	—	160,455	$1,718	$851	$2,569
(1) Shares issued as interest payment on Convertible Notes.

Noncontrolling Interests - Consolidated Subsidiary

During the three and nine months ended September 30, 2024, Cedar repurchased and retired 77,075 shares of Cedar Series C Preferred Stock in a series of repurchase transactions. The Cedar Series C Preferred Stock was repurchased for an aggregate of $1.0 million at an average price of $13.40 per share, representing a premium to the book value of $9.75 per share. The repurchase of the noncontrolling interests caused the recognition of $0.3 million deemed distributions during the three and nine months ended September 30, 2024. There were no repurchases of noncontrolling interests in the three and nine months ended September 30, 2023.

On September 25, 2024, the Company announced and commenced a "modified Dutch auction" tender offer to purchase up to an aggregate amount of $9.0 million of shares of the Cedar Series C Preferred Stock at a price of not less than $13.25 nor greater than $15.50 per Cedar Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest. Following the expiration of Tender Offer on October 24, 2024, Cedar accepted for purchase 688,670 shares of its Cedar Series C Preferred Stock at $14.00 per share for approximately $9.6 million in the aggregate. See Note 10 and Note 12, to the accompanying condensed consolidated financial statements for additional details.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and nine months ended September 30, 2024, Cedar paid the Company $0.0 million and $0.9 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $9.4 million and $8.1 million as of September 30, 2024 and December 31, 2023, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

The Company’s SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" in the condensed consolidated statements of operations. As of September 30, 2024, the fair value of the Company’s SAI investment was $12.0 million which includes $10.0 million from the 2023 subscriptions and $0.5 million from the 2024 subscription. For the three and nine months ended September 30, 2024, the Company recognized $177 thousand and $277 thousand in fees, respectively. For the three and nine months ended September 30, 2023, the Company recognized $23 thousand and $33 thousand in fees, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At September 30, 2024, the Company had accumulated undeclared dividends of $35.2 million ($14.28 per share) to holders of shares of our Series D Preferred Stock of which $2.0 million ($0.83 per share) and $6.1 million ($2.46 per share) is attributable to the three and nine months ended September 30, 2024, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Renewals(1):
Leases renewed with rate increase (sq feet)	315,806	129,041	598,255	598,259
Leases renewed with rate decrease (sq feet)	37,985	—	43,360	—
Leases renewed with no rate change (sq feet)	75,260	133,119	141,063	210,377
Total leases renewed (sq feet)	429,051	262,160	782,678	808,636

Leases renewed with rate increase (count)	48	32	121	91
Leases renewed with rate decrease (count)	1	—	3	—
Leases renewed with no rate change (count)	5	7	9	16
Total leases renewed (count)	54	39	133	107

Option exercised (count)	12	6	27	22

Weighted average on rate increases (per sq foot)	$1.05	$1.32	$1.18	$0.84
Weighted average on rate decreases (per sq foot)	$(0.70)	$—	$(0.86)	$—
Weighted average rate (per sq foot)	$0.71	$0.65	$0.85	$0.62

Weighted average change of renewals over prior rates	7.5%	7.2%	8.1%	6.9%

New Leases(1) (2):
New leases (sq feet)	38,635	135,537	196,952	238,869
New leases (count)	14	16	43	42
Weighted average rate (per sq foot)	$15.74	$10.71	$13.55	$12.38

Weighted average change of new leases over prior rates	22.2%	43.6%	15.9%	42.4%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Big Lots Chapter 11 Bankruptcy

On September 9, 2024, Big Lots, Inc. and its affiliates (collectively, "Big Lots"), filed for protection under chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Big Lots leased five locations from us (collectively, the "Big Lots Leases"). At September 30, 2024, the Big Lots Leases consist of 170,725 square feet and constitute approximately 1.5% of our portfolio's annualized base rent in the aggregate. At September 30, 2024, amounts due from Big Lots were approximately $0.2 million, of which approximately $0.2 million were reserved for within our allowance for uncollectible tenant receivables.

Big Lots is entitled to certain rights under the Bankruptcy Code regarding the assumption or rejection of its leases, including the Big Lots Leases. We are currently negotiating with Big Lots on potential modifications to certain of the Big Lots Leases that may be assumed and assigned as part of the currently pending or other sale of its business. There can be no assurance that these negotiations will be successful and which Big Lots Leases, if any, will be assumed by Big Lots and assigned to a purchaser of its business. If successful, any such modifications would not occur unless a sale of Big Lots’ business is agreed, the Bankruptcy Court approves the sale, and the sale closes. Any Big Lots Leases not assumed by Big Lots will likely be rejected, which would entitle us to a rejection damages claim.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2023 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the nine months ended September 30, 2024, there have been no significant changes to these estimates and policies previously disclosed in our 2023 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended September 30,		Changes
	2024	2023	Dollars	Percent
Revenues	$24,792	$25,204	$(412)	(1.6)%
Property operating expense	(8,444)	(8,771)	327	3.7%
Property operating income	16,348	16,433	(85)
Depreciation and amortization	(6,241)	(6,875)	634	9.2%
Impairment charges	(1,195)	—	(1,195)	n/a
Corporate general & administrative	(2,101)	(2,475)	374	15.1%
Gain on disposal of properties	7,083	2,204	4,879	221.4%
Interest income	133	163	(30)	(18.4)%
Gain on investment securities, net	591	49	542	1,106.1%
Interest expense	(7,851)	(7,469)	(382)	(5.1)%
Net changes in fair value of derivative liabilities	(39,299)	(11,163)	(28,136)	(252.0)%
Loss on conversion of Convertible Notes	(368)	—	(368)	n/a
Gain on preferred stock redemptions	2,526	—	2,526	n/a
Other expense	(257)	(2,233)	1,976	88.5%
Income tax expense	—	(2)	2	100.0%
Net Loss	(30,631)	(11,368)	(19,263)
Less: Net income attributable to noncontrolling interests	2,689	2,693	(4)	(0.1)%
Net Loss Attributable to Wheeler REIT	$(33,320)	$(14,061)	$(19,259)

Revenues were lower primarily as a result of (1) a decrease in market lease amortization of $0.4 million, (2) an increase in credit adjustments on operating lease receivables of $0.3 million primarily due to the Big Lots bankruptcy and (3) a decrease in other income of $0.1 million, partially offset by (4) an increase in tenant reimbursements of $0.4 million.

Property Operating expenses were lower primarily as a result of a decrease of $0.3 million in repairs and maintenance.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and sold properties in 2024.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease in legal fees of $0.2 million and (2) a decrease in salaries of $0.2 million.

Interest expense increased 5.1%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended September 30,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,415	$4,353	$62	1.4%
Convertible Notes interest (1)	541	563	(22)	(3.9)%
Amortization of deferred financing costs	803	636	167	26.3%
Property debt interest - Cedar	2,092	1,917	175	9.1%
Total Interest Expense	$7,851	$7,469	$382	5.1%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net changes in the fair value of derivative liabilities was a $39.3 million loss for the three months ended September 30, 2024, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.3 million for the three months ended September 30, 2024, which primarily consisted of capital structure costs, including legal and other expenses incurred in connection with the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of the Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $2.2 million for the three months ended September 30, 2023, which primarily consisted of capital structure costs including repurchase Convertible Notes and legal and other expenses incurred in connection with redemptions by holders of the Series D Preferred Stock and August 2023 Reverse Stock Split.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,		Changes
	2024	2023	Dollars	Percent
Revenues	$76,981	$76,110	$871	1.1%
Property operating expense	(26,158)	(26,068)	(90)	(0.3)%
Property operating income	50,823	50,042	781
Depreciation and amortization	(19,212)	(21,642)	2,430	11.2%
Impairment charges	(1,195)	—	(1,195)	n/a
Corporate general & administrative	(7,488)	(8,364)	876	10.5%
Gain on disposal of properties, net	9,966	2,204	7,762	352.2%
Interest income	256	336	(80)	(23.8)%
Gain on investment securities, net	779	80	699	873.8%
Interest expense	(24,034)	(24,125)	91	0.4%
Net changes in fair value of derivative liabilities	(49,774)	(6,281)	(43,493)	(692.5)%
Loss on conversion of Convertible Notes	(368)	—	(368)	n/a
Gain on preferred stock redemptions	2,739	—	2,739	n/a
Other expense	(1,486)	(5,273)	3,787	71.8%
Income tax expense	(1)	(48)	47	97.9%
Net Loss	(38,995)	(13,071)	(25,924)
Less: Net income attributable to noncontrolling interests	8,088	8,061	27	0.3%
Net Loss Attributable to Wheeler REIT	$(47,083)	$(21,132)	$(25,951)

Revenues were higher primarily as a result of (1) an increase in tenant reimbursements of $1.7 million and (2) an increase in base rent of $0.9 million, partially offset by (3) a decrease in market lease amortization of $1.3 million and (4) a decrease in other income of $0.4 million.

Property Operating expenses were higher primarily as a result of (1) an increase in insurance of $0.2 million and (2) an increase in grounds and landscaping of $0.2 million, partially offset by (3) a decrease of $0.2 million in ground rent expense a result of the 2023 acquisition of a land parcel located on the Company's property, Devine Street and (4) a decrease of $0.1 million in real estate tax expense a result of a successful real estate tax appeal at a property.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition, a property held for sale in 2024 and properties that were sold in 2024.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease in legal fees of $0.8 million and (2) a decrease in salaries of $0.1 million.

Interest expense decreased 0.4%. Below is a comparison of the components which make up interest expense (in thousands):

	Nine Months Ended September 30,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$12,715	$11,850	$865	7.3%
Convertible Notes interest (1)	2,572	2,569	3	0.1%
Defeasance paid	368	1,758	(1,390)	(79.1)%
Amortization of deferred financing costs	2,157	2,357	(200)	(8.5)%
Property debt interest - Cedar	6,222	5,591	631	11.3%
Total Interest Expense	$24,034	$24,125	$(91)	(0.4)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

The above increase in property debt interest inclusive of Cedar debt was $1.5 million a result of (1) an increase of $1.0 million due to an increase in the overall average interest rate and (2) an increase of $0.5 million in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $49.8 million loss for the nine months ended September 30, 2024, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Other expense represents expenses which are non-operating in nature. Other expenses were $1.5 million for the nine months ended September 30, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred in connection with the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $5.3 million for the nine months ended September 30, 2023, which primarily consisted of capital structure costs to repurchase Convertible Notes and the Exchange Offer for the Company's outstanding shares of Series D Preferred Stock, redemptions by holders of the Series D Preferred Stock and August 2023 Reverse Stock Split.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

	(in thousands, unaudited)
Operating Income	$13,894	$9,287	$32,894	$22,240
Add (deduct):
Gain on disposal of properties, net	(7,083)	(2,204)	(9,966)	(2,204)
Corporate general & administrative	2,101	2,475	7,488	8,364
Impairment charges	1,195	—	1,195	—
Depreciation and amortization	6,241	6,875	19,212	21,642
Straight-line rents	(159)	(285)	(885)	(1,004)
Above (below) market lease amortization, net	(834)	(1,232)	(2,607)	(3,865)
Other non-property revenue	(5)	—	(18)	(55)
NOI related to properties not defined as same-property	(427)	(448)	(1,341)	(1,398)
Same-Property Net Operating Income	$14,923	$14,468	$45,972	$43,720

Total Same-Property NOI was $14.9 million and $14.5 million for the three months ended September 30, 2024 and 2023, respectively, representing an increase of 3.1% due to a 1.1% increase in property revenue and a 2.4% decrease in property expenses.

Total Same-Property NOI was $46.0 million and $43.7 million for the nine months ended September 30, 2024 and 2023, respectively, representing an increase of 5.2% primarily due to a 3.5% increase in property revenue, partially offset by a 0.6% increase in property expenses.

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
A reconciliation of net loss to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Loss	$(30,631)	$(11,368)	$(38,995)	$(13,071)
Depreciation and amortization of real estate assets	6,241	6,875	19,212	21,642
Impairment charges	1,195	—	1,195	—
Gain on disposal of properties, net	(7,083)	(2,204)	(9,966)	(2,204)
FFO	(30,278)	(6,697)	(28,554)	6,367
Preferred stock dividends - undeclared	(2,071)	(2,415)	(6,135)	(6,940)
Dividends on noncontrolling interests preferred stock	(2,674)	(2,688)	(8,050)	(8,064)
Deemed distribution related to repurchase of noncontrolling interests	(284)	—	(284)	—
Preferred stock accretion adjustments	21	146	65	438
FFO available to common stockholders and common unitholders	(35,286)	(11,654)	(42,958)	(8,199)
Other non-recurring and non-cash expenses	—	8	368	2,043
Gain on investment securities, net	(591)	(49)	(779)	(80)
Net changes in fair value of derivative liabilities	39,299	11,163	49,774	6,281
Loss on conversion of Convertible Notes	368	—	368	—
Gain on preferred stock redemptions	(2,526)	—	(2,739)	—
Straight-line rental revenue, net straight-line expense	(176)	(293)	(936)	(997)
Deferred financing cost amortization	803	636	2,157	2,357
Paid-in-kind interest	—	—	2,031	2,006
Above (below) market lease amortization, net	(834)	(1,232)	(2,607)	(3,865)
Recurring capital expenditures tenant improvement reserves	(378)	(404)	(1,183)	(1,221)
AFFO	$679	$(1,825)	$3,496	$(1,675)

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.0 million and $0.4 million for the three and nine months ended September 30, 2024, respectively, a result of loan defeasance payments. Other non-recurring expenses were $0.0 million and $2.0 million for the three and nine months ended September 30, 2023, respectively, a result of $1.8 million in loan defeasance payments and $0.2 million costs to demolish a decommissioned space not included in the Company's gross leasable area.

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

Liquidity and Capital Resources

At September 30, 2024, our consolidated cash, cash equivalents and restricted cash totaled $55.0 million compared to consolidated cash, cash equivalents and restricted cash of $48.9 million at September 30, 2023. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Nine Months Ended September 30,		Changes
	2024	2023	Dollars	Percent
Operating activities	$20,588	$15,032	$5,556	37.0%
Investing activities	1,562	(19,618)	21,180	108.0%
Financing activities	(6,938)	(2,422)	(4,516)	(186.5)%

Operating Activities

Our cash flows from operating activities increased $5.6 million. Net cash provided by operating activities, before net changes in operating assets and liabilities, was $20.8 million and $15.2 million for 2024 and 2023, respectively, primarily due to (1) a $4.7 million decrease in corporate administrative expenses and other expenses and (2) a $2.3 million increase in Same-Property NOI, partially offset by (3) $1.0 million of Cedar Series C Preferred Stock repurchases and (4) a $0.4 million increase in cash paid for interest.

Investing Activities

Our cash flows from investing activities increased $21.2 million, primarily due to (1) the proceeds from the sale of Kings Plaza, Oakland Commons and Edenton Commons Land Parcel, (2) the investment subscription with SAI of $0.5 million and $3.0 million during the nine months ended September 30, 2024 and 2023, respectively and (3) the 2023 acquisition of the St. George Plaza Land Parcel, partially offset by (4) the increase in capital expenditures of $7.0 million and proceeds from the 2023 sale of Carll's Corner Outparcel.

Financing Activities

Our cash flows used in financing activities were $6.9 million for the nine months ended September 30, 2024, compared to cash flows used in financing activities of $2.4 million for the comparable period in 2023.

Financing activities during the nine months ended September 30, 2024 primarily consisted of:

Cash inflows:
•$3.9 million 2024 loan refinancing activities, net;
•$5.2 million draw on Cedar Revolving Credit Agreement; and
•$2.5 million draw on Timpany Plaza Loan Agreement.

Cash outflows:
•$8.1 million for distributions paid on noncontrolling interests;
•$1.6 million payments for deferred financing costs;
•$5.2 million payment on Cedar Revolving Credit Agreement;
•$1.3 million repurchase of debt securities;
•$1.0 million scheduled loan principal payments on debt;
•$1.0 million repurchase of noncontrolling interests; and
•$0.4 million defeasance payments.

Financing activities during the nine months ended September 30, 2023 primarily consisted of:

Cash inflows:
•$16.4 million 2023 loan refinancing activities, net, including loan agreement for Timpany Plaza;

Cash outflows:
•$8.1 million for distributions paid on noncontrolling interests;
•$4.4 million payments for deferred financing costs;
•$3.1 million repurchase of debt securities;

•$1.8 million defeasance payments; and
•$1.4 million scheduled loan principal payments on debt.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
	(unaudited)
Fixed-rate notes	$500,331	$495,572
Total debt	$500,331	$495,572

The weighted average interest rate and term of our fixed-rate debt were 5.53% and 7.8 years, respectively, at September 30, 2024. The weighted average interest rate and term of our fixed-rate debt were 5.42% and 8.4 years, respectively, at September 30, 2023. We have $1.6 million of debt maturing during the twelve months ending September 30, 2025. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

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

Subsequent to July 30, 2024, the Company has issued shares of its Common Stock in settlement of the Series D Preferred Stock redemptions and upon the conversion of the Convertible Notes. The Company believes that, following such issuances, it is now in compliance with the Publicly Held Shares Rule because all shares so issued are considered Publicly Held Shares, and when added to the Publicly Held Shares already outstanding, exceed in the aggregate the minimum of 500,000 "Publicly Held Shares" required by Nasdaq Listing Rule 5550(a)(4). As of November 6, the Company had 1,200,110 Publicly Held Shares outstanding.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended September 30, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests (Cedar securities, including the Cedar Tender Offer).

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2024 are $1.6 million in principal and regularly scheduled payments due in the twelve months ended September 30, 2025 as described in Note 6 in the condensed consolidated financial statements.

In addition, the Company has $3.1 million outstanding construction commitments at September 30, 2024.

In addition to liquidity required to fund debt payments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $37.1 million in cash and cash equivalents at September 30, 2024;
•had $17.9 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at September 30, 2024; and
•intends to use cash generated from operations during the twelve months ending September 30, 2025.

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

Convertible Notes

The Convertible Notes have caused, and could continue to cause, substantial dilution of the Series D Preferred Stock and reduction in the value of any Series D Preferred Stock if interest thereon continues to be paid in the future in shares of Series D Preferred Stock. In addition, depending on the prices at which the ongoing monthly redemptions of the Series D Preferred Stock occur, the conversion price for the Convertible Notes could continue to be repeatedly adjusted downwards, which has caused, and could continue to cause, significant downward pressure on the value of the Company’s Common Stock.

Series D Preferred Stock

As of September 30, 2024, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $61.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $35.2 million, for a total liquidation value of $96.9 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

As the holders of the Series D Preferred Stock continue to exercise their redemption rights on a monthly basis, the Company will continue to pay the aggregate redemption price in shares of our Common Stock. The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to continue to settle redemptions of the Series D Preferred Stock in Common Stock. We believe that the issuance of Common Stock to settle redemptions in Common Stock will continue to result in a substantial dilution of the outstanding Common Stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2024 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the nine months ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, the Company issued an aggregate of 28,105 shares of its Common Stock, having an aggregate fair value of $0.4 million, to settle conversion requests by certain holders thereof comprising an aggregate principal amount of $0.1 million. The Company determined the conversion price on each conversion date in accordance with Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes. Each conversion settled in accordance with customary settlement cycles. The Company did not receive any cash proceeds as a result of any such conversion, and the Convertible Notes that were converted have been retired and cancelled.

The Company issued the Common Stock in these conversions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that such issuance of Common Stock constituted an exchange with an existing holder of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of November 7, 2024, the Company had accumulated undeclared dividends of $35.2 million to holders of shares of our Series D Preferred Stock, of which $2.0 million and $6.1 million are attributable to the three and nine months ended September 30, 2024, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 7, 2024