Form 10-K
period 2024-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2025-03-04
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $4,414,166, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of February 28, 2025, there were 1,166,433 shares of Common Stock, $0.01 par value per share, outstanding.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Form 10-K") of Wheeler Real Estate Investment Trust, Inc. (the "Trust," the "Company," "WHLR," "we," "our" or "us") contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are subject to risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "may", "will", "should", "estimates", "projects", "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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
•general and economic business conditions, including the rate and other terms on which we are able to lease our properties;
•the loss or bankruptcy of the Company's tenants;
•the geographic concentration of our properties in the Mid-Atlantic, Southeast and Northeast;
•consumer spending and confidence trends, including those affecting the ability of individuals to spend in retail shopping centers;
•availability, terms and deployment of capital;
•substantial dilution of our common stock, par value $0.01 ("Common Stock") and steep decline in its market value resulting from the exercise by the holders of our Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") of their redemption rights and downward adjustment of the Conversion Price (as defined below) on our outstanding 7.00% Subordinated Convertible Notes due 2031 (the "Convertible Notes"), each of which has already occurred and is anticipated to continue;
•given the volatility in the trading of our Common Stock, whether we have registered and, as necessary, can continue to register sufficient shares of our Common Stock to settle redemptions of all Series D Preferred Stock tendered to us by the holders thereof;
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
•the Company's ability to maintain compliance with the financial and other covenants in its debt agreements and under the terms of its Series D Preferred Stock;
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
•competitive risks;
•the Company’s ability to maintain compliance with the listing standards of the Nasdaq Capital Market ("Nasdaq");
•the effects on the trading market of our Common Stock of the one-for-10 reverse stock split effected on August 17, 2023 (the "August 2023 Reverse Stock Split"), the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split"), the one-for-three reverse stock split effected on September 19, 2024 (the "September 2024 Reverse Stock Split", the one-for-two reverse stock split effected on November 18, 2024 (the "November 2024 Reverse Stock Split" and collectively with the May 2024 Reverse Stock Split, June 2024 Reverse Stock Split, September 2024 Reverse Stock Split and November 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”), the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split" and, together with the August 2023 Reverse Stock Split and the 2024 Reverse Stock Splits, the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011 in connection with the Company's initial public offering. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. Prior to the Cedar Acquisition (as defined below), substantially all of our assets were held by, and all of our operations were conducted through, our Operating Partnership. At December 31, 2024, the Company owned 99.82% of the Operating Partnership.

On August 22, 2022, the Company completed a merger transaction with Cedar Realty Trust, Inc. ("Cedar" or "CDR"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock (the "Cedar Acquisition"), which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Cedar’s outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred Stock") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred Stock" and, together with the Cedar Series B Preferred Stock, the "Cedar Preferred Stock") remain outstanding and continue to trade on the NYSE. As a result, Cedar became a subsidiary of the Company. Cedar's assets are held by, and its operations are conducted through, its operating partnership, Cedar Realty Trust Partnership, LP.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2024, we own a portfolio consisting of seventy-five properties, including seventy-two retail shopping centers, totaling 7,660,979 leasable square feet which is 93.1% leased (our "Operating Portfolio"), and three undeveloped land parcels totaling approximately 11 acres. The properties are geographically located in the Mid-Atlantic, Southeast and Northeast, which markets represented approximately 44%, 43% and 13%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2024.

No tenant represents greater than approximately 6% of the Company’s annualized base rent or 7% of gross leasable square footage. The top 10 tenants account for 24.1% or $17.6 million of annualized base rent and 26.3% or 2.0 million of gross leasable square footage at December 31, 2024.

Human Capital Management

As of December 31, 2024, we have 56 full-time employees. We seek to hire experienced leaders and team members and offer competitive wage and benefit programs. Employees are offered flexibility to meet personal and family needs. In addition to medical insurance support, the Company offers wellness programs, including free short- and long-term disability insurance, free basic life insurance policy with accidental death and dismemberment coverage, employee assistance programs that include emotional health support, gym memberships, volunteer time off and tuition assistance. Tuition assistance includes assistance to learn a new language as the Company identifies opportunities to better serve a diverse tenant base.

The Company takes steps to measure and improve upon its level of employee engagement all while creating value for our stakeholders. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. Every year, the Company requires its employees to review and certify their compliance with the Company's various policies, including its Code of Business Conduct and Ethics.

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

•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources. In addition, the Company has reduced and intends to continue to reduce the total outstanding preferred stock of the Company and that of Cedar through the following strategies:

◦The Company has been and intends to continue to continue opportunistically exchanging shares of its Common Stock for its Series B Convertible Preferred Stock ("Series B Preferred Stock") and/or its Series D Preferred Stock with the holders thereof.
◦The Company has been and intends to continue repurchasing the Cedar Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, we can offset the net operating income lost from the recent sales of certain properties.

These strategies are intended to enhance the Company's financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.

•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws has had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2025. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.

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

Retailers at our properties also face competition from online retailers, outlet stores, discount shopping clubs, superstores, and other forms of sales and marketing of goods and services, such as direct mail. This competition could contribute to lease defaults and insolvency of tenants.

Climate

Some of our properties could be subject to natural or other disasters. In addition, we may acquire properties that are located in areas that are subject to natural disasters, such as earthquakes and droughts. Because of the geographic concentration of our properties, a single severe weather event or natural disaster could impact multiple of our properties. Properties could also be affected by increases in the frequency or severity of tornadoes, hurricanes or other severe weather, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected. While several of our properties are located in areas that have experienced hurricanes, tornados, severe rain storms, or snow during the past two years, there has been no substantial damage or change in operations related to weather events.

Insurance

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

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

The Company does not believe that it has experienced any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company and its business strategy, results of operations and/or financial condition.

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

Item 2.    Properties.

Real Estate Portfolio

The following tables present an overview of our properties and undeveloped land as of December 31, 2024.

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (1)	Annualized Base Rent per Occupied Sq. Foot
WHLR
Alex City Marketplace	Alexander City, AL	20	151,843	100.0%	100.0%	151,843	$1,330	$8.76
Amscot Building	Tampa, FL	1	2,500	100.0%	100.0%	2,500	83	33.00
Beaver Ruin Village	Lilburn, GA	28	74,038	92.5%	92.5%	68,448	1,287	18.80
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	497	14.22
Brook Run Shopping Center	Richmond, VA	17	147,738	91.5%	91.5%	135,110	1,187	8.79
Bryan Station	Lexington, KY	9	54,277	94.5%	94.5%	51,275	612	11.94
Cardinal Plaza	Henderson, NC	10	50,000	100.0%	100.0%	50,000	519	10.39
Chesapeake Square	Onley, VA	13	108,982	90.9%	90.9%	99,006	768	7.75
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	386	8.47
Conyers Crossing	Conyers, GA	14	170,475	100.0%	100.0%	170,475	1,023	6.00
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	978	9.13
Cypress Shopping Center	Boiling Springs, SC	19	80,435	100.0%	100.0%	80,435	807	10.04
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	140	5.38
Devine Street	Columbia, SC	1	38,464	89.1%	89.1%	34,264	180	5.25
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	737	15.43
Forrest Gallery	Tullahoma, TN	28	214,451	91.2%	91.2%	195,642	1,499	7.66
Fort Howard Shopping Center	Rincon, GA	20	113,652	100.0%	100.0%	113,652	1,312	11.55
Freeway Junction	Stockbridge, GA	17	156,834	97.6%	97.6%	152,984	1,356	8.86
Franklin Village	Kittanning, PA	24	151,821	93.9%	93.9%	142,493	1,383	9.70
Franklinton Square	Franklinton, NC	13	65,366	93.0%	93.0%	60,800	589	9.69
Georgetown	Georgetown, SC	2	29,572	100.0%	100.0%	29,572	267	9.04
Grove Park Shopping Center	Orangeburg, SC	13	93,265	94.2%	94.2%	87,851	722	8.22
Harrodsburg Marketplace	Harrodsburg, KY	8	60,048	91.0%	91.0%	54,648	466	8.53
JANAF	Norfolk, VA	111	796,624	86.4%	86.4%	688,033	9,042	13.14
Laburnum Square	Richmond, VA	20	109,405	98.2%	98.2%	107,405	1,031	9.60
Ladson Crossing	Ladson, SC	15	52,607	97.7%	97.7%	51,407	563	10.95
LaGrange Marketplace	LaGrange, GA	13	76,594	92.2%	92.2%	70,600	463	6.56
Lake Greenwood Crossing	Greenwood, SC	8	43,618	100.0%	100.0%	43,618	414	9.50
Lake Murray	Lexington, SC	5	39,218	100.0%	100.0%	39,218	364	9.28
Litchfield Market Village	Pawleys Island, SC	25	86,717	100.0%	98.6%	85,517	1,124	13.15
Lumber River Village	Lumberton, NC	11	66,781	100.0%	100.0%	66,781	519	7.77
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	330	12.31
Nashville Commons	Nashville, NC	12	56,100	100.0%	100.0%	56,100	675	12.03
New Market Crossing	Mt. Airy, NC	13	117,076	100.0%	100.0%	117,076	1,052	8.99
Parkway Plaza	Brunswick, GA	5	52,365	84.8%	84.8%	44,385	483	10.88
Pierpont Centre	Morgantown, WV	15	111,162	98.5%	98.5%	109,437	1,099	10.05
Port Crossing	Harrisonburg, VA	8	65,365	100.0%	100.0%	65,365	866	13.25
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	96.9%	96.9%	88,375	756	8.56
Rivergate Shopping Center	Macon, GA	24	193,960	87.5%	86.5%	167,816	2,602	15.50
Sangaree Plaza	Summerville, SC	10	66,948	100.0%	100.0%	66,948	739	11.05
Shoppes at Myrtle Park	Bluffton, SC	13	56,609	97.5%	97.5%	55,185	674	12.20
South Lake	Lexington, SC	11	44,318	100.0%	100.0%	44,318	275	6.21
South Park	Mullins, SC	4	60,734	96.9%	96.9%	58,834	401	6.82
South Square	Lancaster, SC	6	44,350	81.0%	81.0%	35,900	311	8.65

Property	Location	Number of Tenants	Total Leasable Square Feet	Percentage Leased	Percentage Occupied	Total SF Occupied	Annualized Base Rent (in 000's) (1)	Annualized Base Rent per Occupied Sq. Foot
St. George Plaza	St. George, SC	9	59,174	100.0%	100.0%	59,174	470	7.95
Sunshine Plaza	Lehigh Acres, FL	22	111,189	100.0%	98.7%	109,689	1,127	10.27
Surrey Plaza	Hawkinsville, GA	3	42,680	82.0%	82.0%	35,000	222	6.35
Tampa Festival	Tampa, FL	22	141,580	100.0%	100.0%	141,580	1,334	9.42
Tri-County Plaza	Royston, GA	8	67,577	96.0%	96.0%	64,877	464	7.16
Tuckernuck	Richmond, VA	18	93,391	100.0%	100.0%	93,391	1,129	12.09
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	491	10.30
Village of Martinsville	Martinsville, VA	22	288,254	100.0%	100.0%	288,254	2,449	8.50
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	498	10.02
Westland Square	West Columbia, SC	11	62,735	85.1%	85.1%	53,360	483	9.05
Winslow Plaza	Sicklerville, NJ	18	40,695	100.0%	100.0%	40,695	693	17.03
	WHLR TOTAL	771	5,308,451	94.9%	94.8%	5,035,012	$51,411	$10.21
CDR
Brickyard Plaza	Berlin, CT	11	227,598	100.0%	100.0%	227,598	$2,100	$9.23
Carll's Corner	Bridgeton, NJ	7	116,532	36.9%	36.9%	43,012	450	10.46
Coliseum Marketplace	Hampton, VA	9	106,648	94.9%	94.9%	101,198	833	8.24
Fairview Commons	New Cumberland, PA	11	50,485	87.8%	87.8%	44,335	511	11.53
Fieldstone Marketplace	New Bedford, MA	12	193,836	79.4%	53.5%	103,664	1,053	10.15
Gold Star Plaza	Shenandoah, PA	6	71,720	97.8%	97.8%	70,120	643	9.17
Golden Triangle	Lancaster, PA	18	202,790	89.2%	89.2%	180,940	2,706	14.96
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	703	6.89
Oregon Avenue (2)	Philadelphia, PA	—	—	—%	—%	—	—	—
Patuxent Crossing	California, MD	26	264,068	82.3%	82.0%	216,467	2,542	11.74
Pine Grove Plaza	Brown Mills, NJ	16	79,306	86.4%	86.4%	68,506	839	12.25
Southington Center	Southington, CT	8	155,842	92.1%	91.0%	141,870	1,031	7.27
Timpany Plaza	Gardner, MA	18	182,820	82.8%	82.8%	151,460	1,600	10.56
Trexler Mall	Trexlertown, PA	23	342,541	98.7%	98.7%	337,944	3,820	11.31
Washington Center Shoppes	Sewell, NJ	29	157,300	96.1%	96.1%	151,150	1,921	12.71
Webster Commons	Webster, MA	9	98,984	100.0%	100.0%	98,984	1,285	12.98
	CDR TOTAL	210	2,352,528	88.9%	86.7%	2,039,306	$22,037	$10.81

	COMBINED TOTAL	981	7,660,979	93.1%	92.3%	7,074,318	$73,448	$10.38
(1)    Monthly base rent on occupied space as of the end of the current reporting period multiplied by twelve months, excluding the impact of tenant concessions and rent abatements.
(2)    Includes property where a redevelopment opportunity exists.

Undeveloped Land	Company	Location	Parcel Size (in acres)
Brook Run Properties	WHLR	Richmond, VA	2.00
Courtland Commons	WHLR	Courtland, VA	1.04
St. George Land	WHLR	St. George, SC	2.51
South Philadelphia parcels	CDR	Philadelphia, PA	4.47
Webster Commons	CDR	Webster, MA	0.55

Major Tenants

The following table sets forth information regarding the ten largest tenants in our Operating Portfolio based on annualized base rent as of December 31, 2024.

Tenants	Category	Annualized Base Rent ($ in 000s)	% of Total Annualized Base Rent	Total Occupied Square Feet	Percent Total Leasable Square Feet	Annualized Base Rent Per Occupied Square Foot
Food Lion	Grocery	$4,280	5.86%	520,000	6.79%	$8.23
Kroger Co (1)	Grocery	2,097	2.87%	239,000	3.12%	8.77
Dollar Tree (2)	Discount Retailer	2,070	2.83%	255,000	3.33%	8.12
Planet Fitness	Gym	1,949	2.67%	205,000	2.68%	9.51
TJX Companies (3)	Discount Retailer	1,721	2.35%	195,000	2.55%	8.83
Piggly Wiggly	Grocery	1,363	1.87%	170,000	2.22%	8.02
Lowes Foods (4)	Grocery	1,223	1.67%	130,000	1.70%	9.41
Aldi (5)	Grocery	1,072	1.47%	106,000	1.38%	10.11
Kohl's	Discount Retailer	1,049	1.44%	147,000	1.92%	7.14
Lehigh Valley Health	Medical	803	1.10%	43,000	0.56%	18.67
		$17,627	24.13%	2,010,000	26.25%	$8.77

(1) Kroger 4 / Harris Teeter 1 / 3 fuel stations
(2) Dollar Tree 18 / Family Dollar 7
(3) Marshall's 4 / HomeGoods 2 / TJ Maxx 1
(4) Lowes Foods 1 / KJ's Market 2
(5) Aldi 3 / Winn Dixie 1

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2024.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	586,661	7.66%	—%	$—	—%	$—
Month-to-Month	10	50,092	0.65%	0.71%	414	0.56%	8.26
2025	119	522,410	6.82%	7.38%	5,338	7.27%	10.22
2026	165	850,573	11.10%	12.02%	9,371	12.76%	11.02
2027	171	697,499	9.10%	9.86%	9,103	12.39%	13.05
2028	137	1,115,267	14.56%	15.77%	10,482	14.27%	9.40
2029	148	965,879	12.61%	13.65%	10,671	14.53%	11.05
2030	74	969,764	12.66%	13.71%	8,357	11.38%	8.62
2031	39	496,453	6.48%	7.02%	5,018	6.83%	10.11
2032	33	415,702	5.43%	5.88%	3,592	4.89%	8.64
2033	20	250,321	3.27%	3.54%	2,791	3.80%	11.15
Thereafter	65	740,358	9.66%	10.46%	8,311	11.32%	11.23
Total	981	7,660,979	100.00%	100.00%	$73,448	100.00%	$10.38

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

On October 8, 2024, the Company agreed to issue 11,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for 22,000 shares of the Company’s Series D Preferred Stock and 22,000 shares of the Company's Series B Preferred Stock from the investor (the “2024 Preferred Stock Exchange”). The settlement of the 2024 Preferred Stock Exchange occurred on the same day. The Company did not receive any cash proceeds as a result of the 2024 Preferred Stock Exchange, and the shares of the preferred stock exchanged have been retired and cancelled.

The Company issued the Common Stock under the 2024 Preferred Stock Exchange in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with an existing holder of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

In 2024, the Company issued an aggregate of 4,368 shares of Common Stock to satisfy conversion requests by certain holders of the Convertible Notes. The Company issued the Common Stock in the Convertible Note conversions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that each issuance of Common Stock to the Convertible Note holders constituted an exchange with an existing holder of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction. The Company did not receive any cash proceeds as a result of any Convertible Note conversion, and the Convertible Notes that were converted have been retired and cancelled.

All of the foregoing issuances of Common Stock were made to accredited investors.

Market Information

Our Common Stock is traded on Nasdaq under the symbol “WHLR.”

Approximate Number of Holders of Our Common Stock

As of February 28, 2025 there were 14 holders of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

Dividend Policy

In March 2018, the Board of Directors suspended the payment of dividends on our Common Stock. The Board of Directors also suspended the quarterly dividends on shares of our Series A Preferred Stock ("Series A Preferred Stock") (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), Series B Preferred Stock and Series D Preferred Stock, beginning with the three months ended December 31, 2018.

As the Company has failed to pay cash dividends on the outstanding Series D Preferred Stock, the annual dividend rate on the Series D Preferred Stock increased to 10.75% commencing on the first day after the first missed quarterly payment, January 1, 2019, and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred Stock in full. Commencing September 21, 2023, the Series D Preferred Stock holders were entitled to cumulative cash dividends of 12.75%. At September 21, 2024, the annual dividend rate increased by 2% of the liquidation preference per annum to 14.75%. See Note 10, Equity and Mezzanine Equity, to the accompanying audited consolidated financial statements.

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

Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with our audited consolidated financial statements and the notes thereto included in this Form 10-K. All share and share-related information presented in this Form 10-K, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the audited consolidated financial statements included in this Form 10-K.

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

Our portfolio is comprised of seventy-five properties, including seventy-two retail shopping centers and three undeveloped land parcels. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, five in North Carolina, four in New Jersey, three in Massachusetts, three in Florida, two in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, and one in West Virginia. The Company’s portfolio had total gross rentable space of approximately 7,661,000 square feet and a leased level of approximately 93.1% at December 31, 2024.

In August 2022, the Company acquired Cedar, and as a result of such transaction acquired its then 19 shopping centers (the majority of which are grocery-anchored), which increased the Company’s presence in the Northeast.

The consolidated financial statements included in this Form 10-K include Cedar. We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the Financial Accounting Standards Board (the "FASB"), Accounting Standards Codification ("ASC") and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

Recent Trends and Activities

There have been several significant events in 2024 that have impacted our Company. These events are summarized below.

Dispositions

The following properties were sold during the year ended December 31, 2024 (in thousands):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
December 26, 2024	South Philadelphia retail center - Philadelphia, Pennsylvania	$21,000	$(5,389)	$16,736
November 27, 2024	Brickyard Plaza land parcel - Berlin, Connecticut	1,150	973	1,050
September 12, 2024	Kings Plaza - New Bedford, Massachusetts	14,200	6,509	13,746
September 11, 2024	Edenton Commons land parcel - Edenton, North Carolina	1,400	574	1,312
June 26, 2024	Oakland Commons - Bristol, Connecticut	6,000	3,363	5,662
June 18, 2024	Harbor Point land parcel - Grove, Oklahoma	n/a	(480)	n/a
On June 18, 2024, the Company entered into a settlement agreement (the "Harbor Point Settlement Agreement") with the City of Grove, Oklahoma and the Grove Economic Development Authority of Grove, Oklahoma (collectively, the "City of Grove"), which provided for the transfer of the Harbor Point land parcel and a one-time payment of $160 thousand to the City of Grove in exchange for a release of the Company from all increment taxes and other obligations under the Economic Development Agreement the Company had entered into with the City of Grove and the dismissal of the litigation commenced by the City of Grove against the Company.
Impairment
During the year ended December 31, 2024, the Company recorded impairment charges of $1.2 million on Oregon Avenue, located in Philadelphia, Pennsylvania.

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

Convertible Notes

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of that transaction, the Company recognized a $0.7 million loss for the year ended December 31, 2024, which represents the fair value of the purchase over principal pay down. The loss is included in "other expense" on the consolidated statements of operations.

In 2024, the Company issued an aggregate of 4,368 shares of its Common Stock upon the conversion of Convertible Notes by certain holders thereof, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.4 million.

As of December 31, 2024, the Conversion Price for the Convertible Notes was approximately $16.88 per share of the Company’s Common Stock (approximately 1.48 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

For the February 2025 Series D Preferred Stock redemptions subsequent to year-end, the lowest price at which any Series D Preferred Stock was converted by a holder thereof into Common Stock was approximately $7.05. Accordingly, under Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes (the "Indenture"), the Conversion Price was further adjusted, as of February 5, 2025, to approximately $3.88 per share of the Company’s Common Stock (approximately 6.44 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

Years ended December 31,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	187,410	$2,163	$1,970	$4,133
2023	—	306,380	$2,259	$1,649	$3,908
(1) Shares issued as interest payment on Convertible Notes. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year.

Exchange of Series B Preferred Stock and Series D Preferred Stock for Common Stock
On October 8, 2024, the Company agreed to issue 11,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for 22,000 shares of the Company’s Series D Preferred Stock and 22,000 shares of the Company's Series B Preferred Stock from the investor. The settlement of the 2024 Preferred Stock Exchange occurred on the same day. The Company did not receive any cash proceeds as a result of the 2024 Preferred Stock Exchange, and the shares of the preferred stock exchanged have been retired and cancelled.
The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation. See Note 12 to the accompanying audited consolidated financial statements for additional details.

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

During the year ended December 31, 2024, the Company processed redemptions for an aggregate of 519,822 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 294,083 shares of its Common Stock in settlement of an aggregate redemption price of approximately $20.4 million.

At December 31, 2024, the Company had received requests to redeem 102,487 shares of Series D Preferred Stock with respect to the January 2025 Holder Redemption Date. As such, the redemption of these Series D Preferred Stock is considered certain at December 31, 2024 and the liquidation value associated with these shares of $4.1 million is presented as a liability.

Noncontrolling Interests - Consolidated Subsidiary

During the year ended December 31, 2024, Cedar repurchased and retired 791,306 shares of Cedar Series C Preferred Stock in a series of repurchase transactions, including through a "modified Dutch auction" tender offer that commenced in September 2024 (the "September 2024 Cedar Tender Offer"). The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $11.5 million at a weighted average price of $13.93 per share, representing a premium to the book value of $9.75 per share. The repurchase of the noncontrolling interests caused the recognition of $3.8 million deemed distributions during the year ended December 31, 2024.

On December 27, 2024, the Company announced and commenced a second "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $12.5 million of shares of Cedar Series C Preferred Stock at a price of not less than $13.75 nor greater than $15.75 per share of Cedar Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest. Following the expiration of the December 2024 Cedar Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Cedar Series C Preferred Stock at $15.75 per share for approximately $10.2 million. See Note 12 to the accompanying audited consolidated financial statements for additional details.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the years ended December 31, 2024 and 2023, Cedar paid the Company $1.4 million and $2.1 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement (as defined below) allocations were $9.5 million and $8.1 million as of December 31, 2024 and 2023, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

The Company’s investments with the Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”) are accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gains (losses) on investment securities, net" on the consolidated statements of operations. As of December 31, 2024, the fair value of the Company’s SAI investment was $12.0 million, which includes $10.0 million from 2023 subscriptions and $0.5 million from the 2024 subscription. These subscriptions were approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee (the “RPT Committee”), by the RPT Committee. For the years ended December 31, 2024 and 2023, the Company recognized $323 thousand and $204 thousand in fees, respectively. See Note 4 to the accompanying audited consolidated financial statements for additional details.

Excepted Holder Limits

On December 4, 2023, the Board of Directors, under the terms of the Charter, created a Capital Stock Excepted Holder Limit of 55% and a Common Stock Excepted Holder Limit of 86% for each of SAI, Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P., and Stilwell Associates, L.P. (collectively, the “Stilwell Investors”). Joseph Stilwell, a member of our Board of Directors, is the managing member and owner of Stilwell Value LLC, which is the general partner of each of the Stilwell Investors.

On December 5, 2023, the Company entered into an Excepted Holder Agreement with the Stilwell Investors with respect to such limits. The Capital Stock Excepted Holder Limit provides that the Stilwell Investors are exempted from the Charter’s aggregate stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of all classes of the Company's capital stock (as calculated under the definitions of “Aggregate Stock Ownership Limit” and “Beneficial Ownership” in the Charter) and are instead subject to the percentage limit established by the Board of Directors. The Common Stock Excepted Holder Limit provides that the Stilwell Investors are exempted from the Charter’s common stock ownership limit of not more than 9.8% in value of the aggregate of the outstanding shares of the Company's Common Stock (as calculated under the definitions of “Common Stock Ownership Limit” and “Beneficial Ownership” in the Charter) and is instead subject to the percentage limit established by the Board of Directors. The Capital Stock Excepted Holder Limit and

Common Stock Excepted Holder Limit will automatically terminate upon reduction of the Stilwell Investors’ capital stock and Common Stock ownership below 9.8%, respectively.

In consideration of the grant of these Excepted Holder Limits, the Stilwell Investors concurrently entered into a one-year letter agreement (the "Stilwell Letter Agreement") with the Company whereby each Stilwell Investor agreed that it will not exercise its right to convert the Convertible Notes into shares of Common Stock to the extent that such conversion would result in such Stilwell Investor, whether on its own or as part of a “group” within the meaning of Section 13(d) of the Exchange Act of 1934, becoming the direct or indirect “beneficial owner”, as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors.

Following the transfer of Common Stock to the Stilwell Investors in consideration of the February 2024 Series D Preferred Stock redemptions made by the Stilwell Investors, the Stilwell Investors would have beneficially owned or constructively owned an amount of capital stock in excess of the Prior Excepted Holder Limits. On February 5, 2024, the Board of Directors agreed to increase the prior Excepted Holder Limits to permit this additional ownership and, accordingly, the Company entered into an amendment to the Excepted Holder Agreement with the Stilwell Investors under which the Company increased the Capital Stock Excepted Holder Limit granted to Stilwell Investors under the Excepted Holder Agreement to 60% and the Common Stock Excepted Holder Limit to 90%.

Following approval by the Executive Committee of the Company's Board, the Company entered into an an amendment to the Stilwell Letter Agreement with the Stilwell Investors that extended the term thereof an additional year, through December 5, 2025.

Preferred Dividends

At September 21, 2024, the annual dividend rate increased by 2% of the liquidation preference per annum to 14.75%, including the default rate. The total cumulative dividends in arrears for Series D Preferred Stock is $32.8 million as of December 31, 2024 ($14.67 per share).

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Years Ended December 31,
	2024	2023
Renewals(1):
Leases renewed with rate increase (sq feet)	768,286	712,873
Leases renewed with rate decrease (sq feet)	43,360	—
Leases renewed with no rate change (sq feet)	157,504	295,173
Total leases renewed (sq feet)	969,150	1,008,046

Leases renewed with rate increase (count)	156	116
Leases renewed with rate decrease (count)	3	—
Leases renewed with no rate change (count)	11	20
Total leases renewed (count)	170	136

Options exercised (count)	34	31

Weighted average on rate increases (per sq foot)	$1.36	$0.86
Weighted average on rate decreases (per sq foot)	$(0.86)	$—
Weighted average rate (per sq foot)	$1.04	$0.61

Weighted average change over prior rates	9.48%	6.54%

New Leases(1) (2):
New leases (sq feet)	230,953	406,649
New leases (count)	55	68
Weighted average rate (per sq foot)	$14.45	$12.43

Weighted average change of new leases over prior rates	21.35%	14.68%
(1)     Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Big Lots Chapter 11 Bankruptcy

On September 9, 2024, Big Lots, Inc. and its affiliates (collectively, "Big Lots"), filed for protection under chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") in the U.S. Bankruptcy Court for the District of Delaware. Big Lots leased five locations from us (collectively, the "Big Lots Leases"). We don't anticipate that the Big Lots chapter 11 cases will have a material adverse effect on our business, our financial condition, or our results of operations.

Critical Accounting Estimates and Policies

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

Liquidity and Capital Resources

At December 31, 2024, our consolidated cash, cash equivalents and restricted cash totaled $60.7 million compared to consolidated cash, cash equivalents and restricted cash of $39.8 million at December 31, 2023. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands):

	Years Ended December 31,		Year Over Year Change
	2024	2023	$	%
Operating activities	$25,988	$20,934	$5,054	24.1%
Investing activities	$15,480	$(31,521)	$47,001	149.1%
Financing activities	$(20,559)	$(5,471)	$(15,088)	(275.8)%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $29.4 million and $22.4 million for 2024 and 2023, respectively, primarily due to (1) a $4.0 million decrease in capital structure costs, (2) a $2.9 million increase in Same-Property NOI and (3) a $0.8 million decrease in corporate administrative expenses, partially offset by (4) a $0.5 million increase in cash paid for interest.

Investing Activities

Our cash flows from investing activities increased $47.0 million, primarily due to (1) the proceeds from the sale of three properties and two land parcels compared to one outparcel sale in 2023, (2) the investment subscription with SAI of $0.5 million as compared to $10.0 million in 2023 and (3) the 2023 acquisitions of two land parcels, partially offset by (4) the increase in capital expenditures of $2.5 million.

Financing Activities

Our cash flows used in financing activities were $20.6 million during the year ended December 31, 2024, compared to cash flows used in financing activities of $5.5 million for the comparable period in 2023.

Financing activities during the year ended December 31, 2024 primarily consist of:

Cash inflows:
•$3.9 million 2024 loan refinancing activities, net;
•$5.2 million draw on Cedar Revolving Credit Agreement; and
•$2.5 million draw on Timpany Plaza Loan Agreement.

Cash outflows:
•$11.5 million repurchase of noncontrolling interests;
•$10.4 million for distributions paid on noncontrolling interests;
•$1.6 million payments for deferred financing costs;
•$5.2 million payment on Cedar Revolving Credit Agreement;
•$1.4 million scheduled loan principal payments on debt;
•$1.3 million repurchase of debt securities;
•$0.4 million payment on Cedar term loan, 10 properties related to the sale of Brickyard Plaza land parcel; and
•$0.4 million defeasance payments.

Financing activities during the year ended December 31, 2023 primarily consist of:

Cash inflows:
•$16.4 million 2023 loan refinancing activities, net, including the Timpany Plaza Loan Agreement.

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

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2024	2023
Fixed-rate notes	$499,531	$495,572
Total debt	$499,531	$495,572

The weighted average interest rate and term of our fixed-rate debt were 5.53% and 7.5 years, respectively, at December 31, 2024. The weighted average interest rate and term of our fixed-rate debt were 5.42% and 8.2 years, respectively, at December 31, 2023. We have $6.0 million of debt maturing during the year ending December 31, 2025. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying audited consolidated financial statements for additional mortgage indebtedness details.

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

On July 12, 2024, the Company timely submitted its plan of compliance to the Staff. On July 30, 2024, the Staff provided the Company with written notice of an extension through December 25, 2024 to regain compliance with the Publicly Held Shares Rule. Following the Company's issuance of its Common Stock in settlement of Series D Preferred Stock redemptions and in conversion of its Convertible Notes, the Company regained compliance with the Publicly Held Shares Rule and received a letter from the Staff on November 13, 2024 indicating the matter was closed.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the year ended December 31, 2024 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) the repurchase of noncontrolling interests, including through the December 2024 Cedar Tender Offer.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2024 are $6.0 million in principal and regularly scheduled payments due in the year ended December 31, 2025 as described in Note 6 to the accompanying audited consolidated financial statements.

In addition, the Company has $1.2 million outstanding construction commitments at December 31, 2024.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $43.0 million in cash and cash equivalents at December 31, 2024;
•had $17.8 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2024; and
•intends to use cash generated from operations during the year ended December 31, 2025.

In 2024 and through the 2025 expiration of the December 2024 Cedar Tender Offer, the Company has repurchased a total of 1,436,582 shares of Cedar Series C Preferred Stock for a purchase price of approximately $21.2 million, excluding fees and expenses. These repurchases were funded by asset sales. In addition, the Company has been and intends to continue repurchasing its Cedar Series B Preferred Stock and Cedar Series C Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as its seeks to enhance its financial stability and optimize its capital allocation. On

February 21, 2025, the Company announced and commenced the February 2025 Cedar Tender Offers (as defined below). See Note 12 to the accompanying audited consolidated financial statements for further information.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its "REIT taxable income," as defined in the Code. Future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax purposes.

Our success in executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow may be limited without additional capital.

Convertible Notes

The Convertible Notes could have the effect of causing, if interest is paid in the future in shares of Series D Preferred Stock, substantial dilution of the Series D Preferred Stock and reduction in the value of any Series D Preferred Stock. In addition, depending on the prices at which the ongoing monthly redemptions of Series D Preferred Stock occur, the conversion price for the Convertible Notes could be repeatedly adjusted downwards, which has caused, and could continue to cause, significant downward pressure on the value of the Company’s Common Stock.

Series D Preferred Stock

As of December 31, 2024, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $55.9 million, with aggregate accrued and unpaid dividends in the amount of approximately $32.8 million, for a total liquidation value of $88.7 million. After September 21, 2023, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock on a monthly basis.

As the holders of the Series D Preferred Stock continue to exercise their redemption rights on a monthly basis, the Company will continue to pay the aggregate redemption price in shares of our Common Stock. The Company does not believe it is in its interests to liquidate assets or incur indebtedness to fund cash redemptions of the Series D Preferred Stock and, accordingly, it has no intention of doing so. Therefore, the Company intends to continue to settle redemptions of the Series D Preferred Stock in Common Stock until the earlier of (a) the redemption of all outstanding shares of Series D Preferred Stock or (b) an agreed settlement with the holders of two-thirds of the then issued and outstanding Series D Preferred Stock. We believe that the issuance of Common Stock to settle redemptions in Common Stock will continue to result in a substantial dilution of the outstanding Common Stock.

Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements beginning on page 47 of this Annual Report on Form 10-K.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Results of Operations

The following table presents a comparison of the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively (in thousands).

	Years Ended December 31,		Changes
	2024	2023	Dollars	Percent
Revenues	$104,574	$102,325	$2,249	2.2%
Property operating expense	35,100	34,870	230	0.7%
Property operating income	69,474	67,455	2,019
Depreciation and amortization	(25,316)	(28,502)	3,186	(11.2)%
Impairment charges	(1,195)	—	(1,195)	n/a
Corporate general & administrative	(10,982)	(11,750)	768	(6.5)%
Gain on disposal of properties, net	5,550	2,204	3,346	151.8%
Interest income	460	484	(24)	(5.0)%
Gain on investment securities, net	840	685	155	22.6%
Interest expense	(32,602)	(32,314)	(288)	0.9%
Net changes in fair value of derivative liabilities	(8,332)	3,458	(11,790)	(340.9)%
Loss on conversion of Convertible Notes	(412)	—	(412)	n/a
Gain on Preferred Stock retirements	4,772	9,893	(5,121)	(51.8)%
Other expense	(1,489)	(5,482)	3,993	(72.8)%
Income tax expense	(1)	(48)	47	(97.9)%
Net Income	767	6,083	(5,316)

Revenues were higher primarily as a result of (1) an increase in tenant reimbursements of $2.7 million, (2) an increase in base rent of $0.7 million and (3) an increase in other income of $0.2 million, partially offset by (4) a decrease in market lease amortization of $1.4 million.

Property operating expenses were higher primarily as a result of (1) an increase in insurance of $0.3 million and (2) an increase in management fees of $0.1 million, partially offset by (3) a decrease of $0.2 million in ground rent expense, a result of the 2023 acquisition of a land parcel located on the Company's property.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024.

Corporate general and administrative expenses were lower primarily as a result of (1) a decrease in salaries of $0.5 million, (2) a decrease in legal fees of $0.4 million and (3) a decrease in taxes of $0.1 million, partially offset by (4) an increase in corporate administration of $0.2 million.

Interest expense increased 0.9%. Below is a comparison of the components which make up interest expense (in thousands):

	December 31,		Changes
	2024	2023	Dollars	Percent
Property debt interest - excluding Cedar debt	$17,118	$16,153	$965	6.0%
Convertible Notes interest (1)	4,133	3,908	225	5.8%
Defeasance paid	368	1,758	(1,390)	(79.1)%
Amortization of deferred financing costs	2,673	2,860	(187)	(6.5)%
Property debt interest - Cedar	8,310	7,635	675	8.8%
Total Interest Expense	$32,602	$32,314	$288	0.9%
(1) Includes the fair value adjustment for the paid-in-kind interest.

The above increase in property debt interest inclusive of Cedar debt was $1.6 million, a result of (1) an increase of $1.1 million due to an increase in the overall average interest rate and (2) an increase of $0.5 million in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $8.3 million loss for the year ended December 31, 2024, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying audited consolidated financial statements for additional details.

Gain on Preferred Stock retirements is a result of the fair market value of the Common Stock issued on redemptions and exchanges of the Company's Preferred Stock, in comparison to the Preferred Stock's book value. During the years ended December 31, 2024 and 2023, the Company realized a gain of $4.8 million and $9.9 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in these transactions being less than the book value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $1.5 million for the year ended December 31, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred in connection with the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $5.5 million for the year ended December 31, 2023, which primarily consisted of capital structure costs including repurchase of Convertible Notes and legal and other expenses incurred in connection with an exchange offer for the Company's outstanding shares of Series D Preferred Stock (the "2023 Exchange Offer"), redemptions by holders of the Series D Preferred Stock and the August 2023 Reverse Stock Split.

Same-Property Net Operating Income

Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.

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

The following table is a reconciliation of same-property NOI from operating income (the most directly comparable GAAP financial measure).

	Years Ended December 31,
	2024	2023

	(in thousands )
Operating Income	$37,531	$29,407
Add (deduct):
Gain on disposal of properties, net	(5,550)	(2,204)
Corporate general & administrative	10,982	11,750
Impairment charges	1,195	—
Depreciation and amortization	25,316	28,502
Straight-line rents	(1,334)	(1,370)
Above (below) market lease amortization, net	(3,434)	(4,849)
Other non-property revenue	(1,043)	(137)
NOI related to properties not defined as same-property	(1,957)	(2,285)
Same-Property Net Operating Income	$61,706	$58,814

Total same-property NOI was $61.7 million and $58.8 million for the years ended December 31, 2024 and 2023, respectively, representing an increase of 4.9% due to a 3.4% increase in property revenue, partially offset by a 0.7% increase in property operating expenses.

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

A reconciliation of net income to FFO available for common shareholders and AFFO (in thousands):

	Years Ended December 31,
	2024	2023
Net income	$767	$6,083
Depreciation and amortization of real estate assets	25,316	28,502
Impairment charges	1,195	—
Gain on disposal of properties, net	(5,550)	(2,204)
FFO	21,728	32,381
Preferred stock dividends - undeclared	(8,267)	(9,262)
Dividends on noncontrolling interests preferred stock	(10,295)	(10,752)
Preferred stock accretion adjustments	87	460
FFO available to common stockholders and common unitholders	3,253	12,827
Other non-recurring and non-cash expenses	368	2,051
Gain on investment securities, net	(840)	(685)
Net changes in fair value of derivative liabilities	8,332	(3,458)
Loss on conversion of Convertible Notes	412	—
Gain on Preferred Stock retirements	(4,772)	(9,893)
Straight-line rental revenue, net straight-line expense	(1,402)	(1,380)
Deferred financing cost amortization	2,673	2,860
Paid-in-kind interest	4,133	3,908
Above (below) market lease amortization, net	(3,434)	(4,849)
Recurring capital expenditures tenant improvement reserves	(1,532)	(1,628)
AFFO	$7,191	$(247)

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.4 million for the year ended December 31, 2024, a result of loan defeasance payments. Other non-recurring expenses were $2.1 million for the year ended December 31, 2023, a result of $1.8 million in loan defeasance payments and $0.3 million costs to demolish decommissioned space not included in the Company's gross leasable area.

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

Fluctuations in interest rates could significantly impact our Operating Portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of inflation and interest rate changes have had and may continue to have impacts on our business.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 43 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2024, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2024, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2024 were effective.

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

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Board of Directors

As of February 28, 2025, the members of the Board of Directors (and their respective committee memberships) are identified below:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee	Executive Committee	Litigation Committee	Related Person Transaction Committee
E.J. Borrack	—	Member	—	—	Chair	—
Robert G. Brady	Member	—	—	—	—	—
Kerry G. Campbell	Chair	—	—	—	—	Member
Stefani D. Carter	—	—	Member	Chair	Member	Chair
Rebecca Musser	Member	—	—	—	—	—
Megan Parisi	—	—	Member	—	—	—
Dennis Pollack	Member	—	—	—	—	—
Joesph D. Stillwell	—	Chair	Chair	Member	—	—

E.J. Borrack
Independent Director
Age — 60
Director since 2020

E.J. Borrack has served as a member of the Board of Directors since June 2020. Ms. Borrack serves as the Chair of the Litigation Committee and as a member of the Compensation Committee. Ms. Borrack also serves on the Board of Directors of Cedar.

Since 2013, she has been the General Counsel of The Stilwell Group, a group of private investment partnerships with a focus on activist investing in finance-related, small-cap companies. Previously, she was the Chief Compliance Officer of two SEC registered investment advisers. She was also the General Counsel of Wealthfront during that company's start-up phase. Prior to that, Ms. Borrack worked on complex commercial litigation matters as an associate at law firms in New York City and Philadelphia.

Ms. Borrack graduated from the University of Pennsylvania Law School and has a B.A. in English from the University of Pennsylvania.

Ms. Borrack has been chosen as a director based on her breadth of experience working on issues involving complex commercial litigation, regulatory compliance, securities regulation, and corporate governance.

Robert G. Brady
Independent Director
Age — 64
Director since 2024

Robert Brady has served as a member of the Board of Directors since May 2024. Mr. Brady serves as a member of the Audit Committee. Mr. Brady has over 30 years' experience in the financial sector, having served in various roles with banks and other financial institutions. He currently serves as Senior Vice President, Underwriting with First Pacific Bancorp, a growth-oriented bank, since 2022. Prior to that, Mr. Brady served as Senior Vice President, Credit Administrator and in other roles at United Business Bank from 2012 to 2022.

Mr. Brady received a B.A. in Economics from Brigham Young University and an M.B.A. from Columbia University with a concentration in Accounting.

Mr. Brady has been chosen as a director based on his extensive financial, accounting, and investment experience.

Kerry G. Campbell
Independent Director
Age — 59
Director since 2019

Kerry G. Campbell was elected to the Board of Directors in December 2019. Mr. Campbell serves as the Chair of the Audit Committee and as a member of the RPT Committee. Mr. Campbell also serves as Chairman of the Board of Directors of Cedar.

Mr. Campbell is the principal of a financial litigation and investment management consulting firm, Kerry Campbell LLC, where since February 2014, he has served as a financial expert witness to law firms in arbitrations and litigations and provided consulting services to financial institutions and investors. His firm has been retained by institutional investors, high net worth investors and large global diversified financial institutions.

Mr. Campbell received an M.B.A in Finance from the University of Chicago Booth Graduate School of Business and a Bachelor of Science in Finance summa cum laude from Fordham University Gabelli School of Business. Mr. Campbell is an Approved FINRA Dispute Resolution Arbitrator, a Chartered Financial Analyst®, a CERTIFIED FINANCIAL PLANNER™, an Accredited Investment Fiduciary Analyst™ and a Securities Experts Roundtable Member.

Mr. Campbell has been chosen as a director based on his 30 plus years of extensive and diverse financial industry experience, together with his experience as a financial expert witness on behalf of defendants and plaintiffs in arbitrations and litigations.

Stefani D. Carter
Independent Director — Chair
Age — 47
Director since 2019

Stefani D. Carter has served as a member of the Board of Directors since December 2019. Ms. Carter serves as Chair of each of the Board of Directors, Executive Committee and the RPT Committee, and as a member each of the Governance and Nominating Committee (the "Nominating Committee") and the Litigation Committee. Ms. Carter has been a practicing attorney since 2005, specializing in civil litigation, contractual disputes and providing general counsel and advice to small businesses and individuals. Ms. Carter currently serves as Honorary Chair of Dallas HERO, Inc., an entity that advocates for changes to the city charter. She also serves as the principal of two entities, Stefani Carter & Associates, LLC, a consulting and legal services firm, and Stable Realty, LLC, a real estate investments firm. From 2020 to 2023, Ms. Carter served as a litigation shareholder at Ferguson Braswell Fraser Kubasta PC ("FBFK"), a full-service law firm. Prior to FBFK, Ms. Carter served as senior counsel at the law firm of Estes Thorne & Carr PLLC for three years. In addition, Ms. Carter served as an elected representative of House District 102 in the Texas House of Representatives between 2011 and 2015. Between 2005 and 2011, Ms. Carter was employed as an associate in various law firms, including Vinson & Elkins, and served as a criminal prosecutor.

Ms. Carter currently serves as the Lead Director, the Chair of the Nominating and Corporate Governance Committee, and as a Member of the Related Party Transactions Committee of Braemar Hotels & Resorts, Inc. (NYSE: BHR), a lodging real estate investment trust. Since 2021, Ms. Carter has also served as an Independent Director of Axos Bank and of its holding company Axos Financial, Inc. (NYSE: AX), for which she is currently a Member of the Compensation and the Asset and Liability Committees and Chair of the Nominating and Corporate Governance Committee.

Ms. Carter has a Juris Doctor from Harvard Law School, a Masters in Public Policy from Harvard University's John F. Kennedy School of Government, and a Bachelor of Arts in Government as well as a Bachelor of Journalism in News/Public Affairs from the University of Texas at Austin.

Ms. Carter brings her extensive legal, commercial real estate, corporate governance, and public board experience to the Board. In addition, Ms. Carter brings her experience with and knowledge of the Company and its operations gained as a director of the Company since December 2019 to her role as a director of the Company.

Rebecca Musser
Independent Director
Age — 43
Director since 2024

Rebecca Musser has served as member of the Board of Directors since August 2024. Ms. Musser serves as a member of the Audit Committee. Ms. Musser is an experienced accounting consultant with roughly 20 years of experience. She has accounting experience in a broad range of industries, with a recent focus in the private equity sector.

Ms. Musser, a licensed Certified Internal Auditor, began her internal audit experience roughly 20 years ago at Tyler Technologies, where she and the audit director formed the company’s first internal audit department, a requirement from the then-newly released Sarbanes-Oxley Act. Following Tyler Technologies, Ms. Musser worked for public company Dean Foods in their internal audit department and traveled to multiple offices throughout the United States performing audits to collaborate with the external auditors. Ms. Musser served as Controller at Paul Quinn College. While at the college, she was responsible for multiple departments and overseeing various audits, both financial and compliance related. While at the college, she helped the college attain new accreditation. Since leaving the college, Ms. Musser has worked as an independent accounting consultant for multiple clients. AH Belo hired Ms. Musser in 2015 to assist it in its 2014 annual 10-K preparation and review. This involved reviewing previous and current financial statements to ensure consistency in the reporting.

Ms. Musser’s clients within the last 8 years include global investment firm Sixth Street Partners, formerly part of TPG, and MUFG, a bank and private equity fund administrator. At MUFG, she served as the Interim Controller for a real estate private equity fund administrator. At Sixth Street, she assisted the management companies and the fund companies with complex accounting projects.

Ms. Musser also serves as an Independent Director for Braemar Hotels and Resorts, Inc. (NYSE: BHR), which invests primarily in full-service luxury hotels and resorts. She is Chair of the Audit Committee.

Ms. Musser has been chosen as a director based on her based on her 20 years of extensive and diverse accounting and audit experience.

Megan Parisi
Independent Director
Age — 44
Director since 2022

Megan Parisi has served as a member of the Board of Directors since November 2022. Ms. Parisi serves as a member of the Nominating Committee. Since 2010, she has been the Director of Communications of The Stilwell Group, a group of private investment partnerships with a focus on activist investing in finance-related, small-cap companies. Ms. Parisi is a graduate of Cornell University, where she obtained her B.S. degree.

Ms. Parisi has been chosen as a director based on her extensive experience with shareholder communications and corporate governance.

Dennis Pollack
Independent Director
Age — 74
Director since 2023

Dennis Pollack was elected to the Board of Directors in September 2023. Mr. Pollack serves as a member of the Audit Committee. Mr. Pollack has extensive experience in the financial services sector, having recently served as President, Chief Executive Officer, and Member of the Board of Directors at Prudential Bank from 2016 to 2022. Mr. Pollack has been a Board Member at several banking institutions, including Connecticut Bank of Commerce, The Savings Bank of Rockland County, Wayne Savings Bank, TF Financial, and Savings Institute Bank & Trust Company. He currently serves on the Board of Directors at Provident Bancorp and is a member of its Risk Committee and Compensation Committee. Previously, Mr. Pollack was President of Sony Medical Electronics Company, a Division of Sony Corporation of America and Chairman of the Board of Directors at Presilient Worldwide, an information technology company based in Colorado. He has served as a Board Member of several not-for-profit companies, including The Salvation Army and United Way, Rockland County Chapters.

Mr. Pollack received an M.B.A in Money and Financial Markets from Columbia University and a Bachelor of Science in Economics from Seton Hall University. He also has a Diploma in Bank Lending from New York University. Mr. Pollack has authored and/or co-authored several articles on the state of banking which appeared in such publications as Bottomline Magazine and The Bankers Magazine.

Mr. Pollack has been chosen as a director because he brings decades of experience in the C-suite and on a multitude of boards of financial institutions.

Joseph D. Stilwell
Independent Director
Age — 63
Director since 2019

Joseph D. Stilwell was elected to the Board of Directors in December 2019. Mr. Stilwell serves as the Chair of each of the Compensation Committee and the Nominating Committee and as a member of the Executive Committee. Mr. Stilwell is the owner and managing member of Stilwell Value, the general partner of a group of private investment partnerships known as The Stilwell Group.

Since April 2009, Mr. Stilwell has also served on the board of directors of Kingsway Financial Services Inc., a financial services company. Mr. Stilwell previously served on the boards of directors of American Physicians Capital, Inc. from November 2004 until it was acquired in October 2010 and SCPIE Holdings Inc. from December 2006 until it announced a sale of the company in October 2007.

Mr. Stilwell graduated from the Wharton School at the University of Pennsylvania with a Bachelor of Science in Economics in 1983.

Mr. Stilwell has been chosen as a director based on his extensive experience and knowledge in capital allocation and maximizing stockholder value. Through the securities of the Company held by The Stilwell Group's private investment partnerships, Mr. Stilwell holds a substantial position in Wheeler Real Estate Investment Trust, Inc.

Board of Directors Committees

Our Board of Directors has established six committees: Audit Committee, Compensation Committee, Nominating Committee, Executive Committee, Litigation Committee, and RPT Committee. The principal functions of each committee are briefly described below. Additionally, our Board of Directors may from time to time establish certain other committees to facilitate the management of the Company.

Audit Committee. Our Audit Committee currently consists of four directors: Kerry G. Campbell, Dennis Pollack, Robert G. Brady and Rebecca Musser. Mr. Campbell is the Chair of the Audit Committee. Mr. Campbell qualifies as an "audit committee financial expert" as that term is defined by the applicable SEC regulations and Nasdaq Stock Market corporate governance requirements. In addition, each of the Audit Committee members is "financially sophisticated" as that term is defined by the Nasdaq Stock Market corporate governance requirements. The functions of the Audit Committee are described below under the heading "Report of the Audit Committee." The charter of the Audit Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Audit Committee met four times in 2024.

Compensation Committee. Our Compensation Committee currently consists of two directors: Joseph D. Stilwell and E.J. Borrack. Mr. Stilwell is the Chair of the Compensation Committee. The Compensation Committee is responsible for overseeing compensation paid to the Company's principal executive officers. The charter of the Compensation Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Compensation Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Compensation Committee met once in 2024.

Governance and Nominating Committee. Our Nominating Committee currently consists of three directors: Joseph D. Stilwell, Stefani D. Carter and Megan Parisi. Mr. Stilwell is the Chair of the Nominating Committee. The Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Principles. In addition, the Nominating Committee develops and reviews background information on candidates for the Board of Directors and makes recommendations to the Board of Directors regarding such candidates. The Nominating Committee also prepares and supervises the Board of Directors' annual review of director independence. The charter of the Nominating Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Nominating Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Nominating Committee met twice in 2024.

Executive Committee. Our Executive Committee currently consists of two directors: Joseph D. Stilwell and Stefani D. Carter. Ms. Carter is the Chair of the Executive Committee. The purpose of the Executive Committee is to generally act with the full authority of the Board of Directors, in intervals between meetings of the Board of Directors, particularly when there is a need for prompt review and action of the Board of Directors, and it is impractical to arrange a meeting of the Board of Directors within the time reasonably available. However, the Executive Committee does not have the authority to act on any matters that are expressly delegated to other committees of the Board of Directors or are under active review by the Board of Directors or another committee of the Board of Directors. The Executive Committee was formed in February 2020. The charter of the Executive Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All members of the Executive Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Executive Committee met three times in 2024.

Litigation Committee. Our Litigation Committee currently consists of two directors: E.J. Borrack and Stefani D. Carter. Ms. Borrack is the Chair of the Litigation Committee. The Litigation Committee is responsible for overseeing any material litigation matters involving the Company and assisting the Board of Directors in fulfilling its oversight responsibilities with respect to such matters. In addition, the Litigation Committee has the authority to retain outside counsel or other experts or consultants as it deems appropriate in connection with any such matters, including the authority to approve the fees and other retention terms for such persons. The charter of the Litigation Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All members of the Litigation Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Litigation Committee met once in 2024.

Related Person Transactions Committee. Our RPT Committee currently consists of two directors: Stefani D. Carter and Kerry G. Campbell. Ms. Carter is the Chair of the RPT Committee. The RPT Committee is responsible for overseeing and approving Related Person Transactions of the Company. The charter of the RPT Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the RPT Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The RPT Committee met twice in 2024.

Executive Officers

As of February 28, 2025, the executive officers of the Company are identified below:

M. Andrew Franklin
Chief Executive Officer and President since October 2021
Age — 44

M. Andrew Franklin was appointed Chief Executive Officer and President in October 2021. In August 2022, he was appointed Director, Chief Executive Officer and President of Cedar. He previously served in the following roles at the Company: Interim Chief Executive Officer since July 2021; Chief Operating Officer since February 2018; and Senior Vice President of Operations since January 2017. Mr. Franklin has over 25 years of commercial real estate experience. Mr. Franklin is a graduate of the University of Maryland, with a Bachelor of Science degree in Finance.

Crystal Plum
Chief Financial Officer since February 2020
Age — 43

Crystal Plum was appointed Chief Financial Officer in February 2020. Ms. Plum has also served as Chief Financial Officer, Treasurer, and Director of Cedar since August 2022. She previously served in the following roles at the Company: Corporate Secretary of Cedar from August 2022 through November 2023; Vice President of Financial Reporting and Corporate Accounting from March 2018 to February 2020; and Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as a Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as a Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University.

Code of Ethics and Governance Principles

The Company has adopted a Code of Business Conduct and Ethics applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website, which does not form a part of this Annual Report on Form 10-K. We intend to post any amendments to such code, or any waivers of its requirements, on our website. The Code of Business Conduct and Ethics is available at https//ir.whlr.us under "Governance - Governance Documents".

Insider Trading Policy

The Company has adopted the WHLR Insider Trading Policy, which applies to our directors, officers, and employees, and has implemented processes for the Company that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and Nasdaq standards. A copy of the WHLR Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Director Compensation

It is our policy that any employees of our Company or its subsidiaries who may also be directors of our Company or its subsidiaries shall not receive any compensation for their services as directors. As of the date hereof, the Company does not have any employee directors. However, the Company's Chief Executive Officer and Chief Financial Officer also serve as directors of our subsidiary, Cedar. Consistent with the above policy, our Chief Executive Officer and Chief Financial Officer do not receive any compensation for their services as directors of Cedar.

For fiscal year 2024, the Company's non-employee directors were entitled to annual cash compensation in the amount of $65,000 for their services as directors, which represents an annual increase of $5,000 from 2023, effective as of November 7, 2024. An additional annual cash retainer of $40,000 is paid to the Chair of the Company's Board of Directors. All compensation is paid to directors quarterly.

Non-employee directors who serve on the Board of Directors of Cedar are entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair of the Cedar Board of Directors.

We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and Committee meetings.

The following table summarizes our directors' compensation for 2024:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	All Other Compensation ($)	Total
E.J. Borrack	$110,740	—	—	$110,740
Robert G. Brady (3)	39,781	—	—	39,781
Kerry G. Campbell	150,740	—	—	150,740
Stefani D. Carter	100,740	—	—	100,740
Saverio M. Flemma (2)	20,877	—	—	20,877
Rebecca Musser (4)	24,452	—	—	24,452
Megan Parisi	60,740	—	—	60,740
Dennis Pollack	60,740	—	—	60,740
Joseph D. Stillwell	60,740	—	—	60,740
(1) Includes the following amounts payable to directors for service as directors of Cedar: Mr. Campbell, $90,000; and Ms. Borrack, $50,000.
(2) Mr. Flemma's term as a director of the Company expired at the Company's 2024 Annual Meeting, and he did not stand for reelection.
(3) Mr. Brady was elected to the Board of Directors at the 2024 Annual Meeting.
(4) Ms. Musser was elected to the Board of Directors on August 8, 2024.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company's equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2024.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors.

Item 11.    Executive Compensation.

Compensation Tables

Summary Compensation Table
The table below summarizes the total compensation for the fiscal years indicated paid or awarded to each of our named executive officers ("NEO"), calculated in accordance with SEC rules and regulations. All per share amounts, amount of Common Stock outstanding, and other discussion of the Company's Common Stock for all periods presented in this Executive Compensation section reflect the Company's Reverse Stock Splits.

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)
M. Andrew Franklin	2024	400,000	—	—	44,626	444,626
Chief Executive Officer and President	2023	400,000	200,000	—	45,466	645,466
Crystal Plum	2024	250,000	—	—	11,947	261,947
Chief Financial Officer	2023	250,000	125,000	—	12,319	387,319
(1) A portion of each of the salaries and bonuses noted above for each of our NEOs in 2024 and 2023 was allocated to the Company's subsidiary, Cedar, according to the terms of that certain Cost Sharing Agreement entered into by and between the Company and Cedar in connection with their merger in August 2022. In particular, the salary and bonus allocations, respectively, for 2024 and 2023 were approximately as follows for each NEO: (a) Mr. Franklin - $137,000 and $0, respectively, for 2024 and $159,000 and $70,000, respectively, for 2023; and (b) Ms. Plum - $84,000 and $0, respectively, for 2024 and $99,000 and $44,000, respectively, for 2023.
(2) The amounts reported in this column for fiscal 2024 include the following:

Name	Company Matching 401(k) Contribution	Health Savings Account Contribution	Life Insurance Premiums	Gym Membership	Housing Allowance	Total ($)
M. Andrew Franklin	11,716	3,876	420	392	28,222	44,626
Crystal Plum	9,259	1,932	240	516	—	11,947
Outstanding Equity Awards at 2024 Fiscal Year-End

None.

Stock Plans

2015 Long-Term Incentive Plan

Pursuant to our 2015 Long-Term Incentive Plan, we may award incentives covering an aggregate of 4 shares of our Common Stock. As of February 28, 2025, we have issued 3 shares under the plan to employees, directors, and outside contractors for services provided.

2016 Long-Term Incentive Plan

Pursuant to our 2016 Long-Term Incentive Plan, we may award incentives covering an aggregate of 21 shares of our Common Stock. As of February 28, 2025, we have issued 17 shares under the plan to employees, directors, and outside contractors for services provided.

Policies and Practices Related to the Grant of Certain Equity Awards

The Company currently does not plan to, grant equity awards, including stock options, to officers, directors, employees, or service providers; accordingly, the Company does not have a formal policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information. The Company has not timed the disclosure of material nonpublic information to affect the value of executive compensation.

Employment Agreements with the Company's Named Executive Officers

Generally

In February 2018, we entered into an employment agreement with M. Andrew Franklin, who was at that time our Chief Operating Officer. In October 2021, Mr. Franklin was appointed as our Chief Executive Officer and President. Mr. Franklin's employment agreement continued in effect as described below. In August 2021, we entered into an employment agreement with Crystal Plum, our Chief Financial Officer (the "Plum Employment Agreement"). On August 13, 2024, the Plum Employment Agreement expired by its terms, at which point she remained employed by the Company on an "at will" basis.

Employment Agreement of M. Andrew Franklin

General Terms. On February 14, 2018, the Company, on its own behalf and on behalf of its subsidiaries, including the Operating Partnership, entered into an employment agreement with M. Andrew Franklin (the "Franklin Employment Agreement") for a period of three years beginning on February 14, 2018, and ending on February 13, 2021 (the "Initial Term"). At the end of the Initial Term, the Franklin Employment Agreement automatically renews for subsequent one-year terms on a year-over-year basis unless terminated pursuant to the terms of the Franklin Employment Agreement. Under the terms of the Franklin Employment Agreement, Mr. Franklin is entitled to the following compensation:

•Base salary of $250,000 per annum (subsequently increased to $400,000 effective upon Mr. Franklin's appointment as Chief Executive Officer and President); and
• Reimbursement of reasonable and necessary business expenses, and eligibility to participate in any current or future bonus, incentive, and other compensation and benefit plans available to the Company's executives.

Severance Terms. Under the Franklin Employment Agreement, if Mr. Franklin's employment were terminated by the Company without "Cause" (as defined in the Franklin Employment Agreement), then Mr. Franklin would generally be entitled to severance pay of the greater of (i) salary continuation payments at Mr. Franklin's current salary, less mandatory deductions, for six months plus one (1) additional month for each full calendar quarter remaining in the then-current term of Mr. Franklin's employment or (ii) salary continuation for a period equal to the remainder of the term of the Franklin Employment Agreement. Mr. Franklin would also be entitled to any annual bonuses that would have been earned based solely on his continued employment for the remainder of the term of the Franklin Employment Agreement. In addition, Mr. Franklin would be entitled to disability, accident, and health insurance for a 12-month period following termination substantially similar to those insurance benefits Mr. Franklin was receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Franklin.

If Mr. Franklin terminated his employment with "Good Reason" (as defined in the Franklin Employment Agreement), Mr. Franklin would generally be entitled to current base salary, less mandatory deductions for 12 months, plus any earned but unpaid bonus for the fiscal year prior to the year in which termination occurs. In addition, Mr. Franklin would be entitled to disability, accident, and health insurance for a 12-month period following termination substantially similar to those insurance benefits Mr. Franklin was receiving immediately prior to the date of termination or the cash equivalent, offset by any comparable benefits actually received by Mr. Franklin.

If Mr. Franklin terminated his employment with Good Reason following a "Change in Control" (as defined in the Franklin Employment Agreement) or was terminated by the Company without Cause and such termination occurred within six months of a Change in Control, Mr. Franklin would generally be entitled to a lump sum payment equal to 2.99 times Mr. Franklin's annual base salary less mandatory deductions payable within 90 calendar days of the termination (and, in the case of such a termination without Cause, a bonus amount based on any bonus determined by the Board of Directors and payable to other executives of the Company during the 12 months after the Change in Control). In addition, Mr. Franklin would be entitled to health care coverage pursuant to COBRA at Mr. Franklin's expense for up to 18 months.

Mr. Franklin would not be entitled to any severance benefits under the Franklin Employment Agreement in the case of the Company terminating his employment for Cause or Mr. Franklin terminating his employment without Good Reason.

Death and Disability. In the event of a termination of employment on account of death, Mr. Franklin's estate would be entitled to: (a) Mr. Franklin's regular base salary (determined on the date of death) for a period of 12 months following death; (b) the amount of any bonus remaining payable by the Company to Mr. Franklin for its fiscal year prior to death; and (c) any accrued and unpaid bonus determined by the Board of Directors for the year in which the death occurs prorated for the number of completed calendar months served prior to death.

In the event of a "Disability" (as defined in the Franklin Employment Agreement) by Mr. Franklin for 120 consecutive days or longer at any point during his employment, then the Company would pay to Mr. Franklin his regular base salary for a 12-month period following the date on which the Disability first begins, net of any benefits received by Mr. Franklin under any disability policy obtained by the Company or Mr. Franklin, the premiums for which were paid by the Company. Mr. Franklin would also be entitled to any bonus remaining payable to Mr. Franklin for his fiscal year prior to the date the Disability began and any unpaid bonus for the fiscal year in which the disability occurred prorated for the number of completed calendar months served prior to the date of Disability.

Miscellaneous Provisions. The Franklin Employment Agreement provides for confidentiality and nondisclosure provisions, and also contains a non-solicitation of employees clause for a duration of 18 months following the last day of Mr. Franklin's employment with the Company.

Potential Payments Upon Termination or Change in Control

See "Employment Agreements with the Company's Named Executive Officers" above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of shares of our Common Stock as of February 28, 2025, unless otherwise indicated, for (1) each of our directors, director nominees and our NEOs, (2) all of our directors, director nominees and all of our NEOs as a group, and (3) each person known by us to be the beneficial owner of 5% or more of our outstanding Common Stock. Each person or entity named in the tables has sole voting and investment power with respect to all of the shares of our Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the tables.

Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Virginia Beach, VA 23452.

Directors, Nominees and Named Executive Officers

	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Directors
E.J. Borrack	—	—
Robert G. Brady	—	—
Kerry G. Campbell	25,773 (2)	2.2%
Stefani D. Carter	—	—
Rebecca Musser	—	—
Megan Parisi	—	—
Dennis Pollack	—	—
Joseph D. Stilwell	1,154,433 (3)	49.9%
Named Executive Officers
M. Andrew Franklin	6,887 (4)	*
Crystal Plum	—	—
All directors, nominees and named executive officers as a group (10 persons)	1,187,093	50.7%
* Less than 1.0%
(1) Based upon 1,166,433 shares of Common Stock outstanding on February 28, 2025. In addition, amounts assume that all convertible securities held by each stockholder are converted into Common Stock.

(2) Includes (i) 25,773 shares of Common Stock issuable upon conversion of the Convertible Notes, and (ii) 1,553 shares of Series D Preferred Stock convertible into 0 shares of Common Stock.
(3) As of February 28, 2025 and includes (i) 11,769 shares of Common Stock, (ii) 16 shares of Common Stock issuable upon conversion of 817,085 shares of Series B Convertible Preferred Stock, (iii) 4 shares of Common Stock issuable upon conversion of 129,442 shares of Series D Preferred Stock, and (iv) 1,142,644 shares of Common Stock issuable upon conversion of the Convertible Notes, after giving effect to certain ownership limits agreed to among the Company and the Stilwell Investors in the Stilwell Letter Agreement. Under the Stilwell Letter Agreement, each Stilwell Investor agreed that it will not exercise its right to convert the Convertible Notes into shares of Common Stock to the extent that such conversion would result in such Stilwell Investor, whether on its own or as part of a "group" within the meaning of Section 13(d) of the Exchange Act, becoming the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors. Does not include 5,375,893 shares of Common Stock issuable upon conversion of such Notes that would exceed such limits. Mr. Stilwell is the managing member and owner of Stilwell Value, which is the general partner of each of the Stilwell Investors.
(4) Includes (i) 6,887 shares of Common Stock issuable upon conversion of Notes, (ii) 505 shares of Series D Preferred Stock convertible into 0 shares of Common Stock, and (iii) 1,223 shares of Series B Preferred Stock convertible into 0 shares of Common Stock.

5% + Beneficial Owners

	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Magnetar Financial LLC (1)	142,594	9.8%
AY2 Capital LLC (2)	142,594	9.8%

(1) Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2025 by Magnetar Financial LLC ("Magnetar"). Magnetar's reported ownership is based on its interpretation of the ownership limits contained in the Company's Charter (collectively, the "Ownership Limits"). The percentage reported represents 142,594 shares of Common Stock, which Magnetar reports is the maximum number of shares of Common Stock that it may beneficially own in the Company based on the Ownership Limits. This 142,594 share figure is equal to 9.8% multiplied by 1,455,043 shares of the Company's Common Stock, rounded down to the nearest whole share. This 1,455,043 share figure includes (i) 1,312,449 shares of Common Stock outstanding as of December 6, 2024, and (ii) an assumed hypothetical conversion and/or exercise (as applicable, but subject to the Ownership Limits) of the warrants, Notes, Series D Preferred Stock and/or Series B Preferred Stock over which Magnetar possesses shared voting power and shared investment power into 142,594 shares of Common Stock. This percentage includes the shares reported by Magnetar Capital Partners LP ("Magnetar Capital"), Supernova Management LLC ("Supernova") and David J. Snyderman. Magnetar Capital is the sole member and parent holding company of Magnetar. Supernova is the general partner of Magnetar Capital. The manager of Supernova is Mr. Snyderman. The address of the principal business office of Magnetar, Magnetar Capital, Supernova, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.
(2) Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2025 by AY2 Capital LLC ("AY2"). AY2's reported ownership is based on its interpretation of the Ownership Limits. The percentage reported represents 142,594 shares of Common Stock, which AY2 reports is the maximum number of shares of Common Stock that it may beneficially own in the Company based on the Ownership Limits. This 142,594 share figure is equal to 9.8% multiplied by 1,455,043 shares of the Company's Common Stock, rounded down to the nearest whole share. This 1,455,043 share figure includes (i) 1,312,449 shares of Common Stock outstanding as of December 6, 2024, and (ii) an assumed hypothetical conversion and/or exercise (as applicable, but subject to the Ownership Limits) of the warrants, Notes, Series D Preferred Stock and/or Series B Preferred Stock over which AY2 possesses shared voting power and shared investment power into 142,594 shares of Common Stock. This percentage includes the shares reported by Harrison Wreschner, Never Summer Holdings, LLC ("Never Summer"), Joseph Cohen and RRJA LLC ("RRJA"). Never Summer and RRJA are the managing members of AY2. Mr. Wreschner is the managing member of Never Summer. Mr. Cohen is the managing member of RRJA. The address of the principal business office of AY2, Mr. Wreschner, Never Summer, Mr. Cohen and RRJA is 15 E. Putnam Ave. Box #374, Greenwich, CT 06830.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 regarding our equity compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	5
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	5
(1) Includes our 2015 and 2016 Long-Term Incentive Plans, which authorized a maximum of 4 and 21 shares, respectively, of our Common Stock for issue. Awards are granted by the Compensation Committee.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policies

Our Code of Conduct provides that a conflict of interest may occur when a director or an employee has an ownership or financial interest in another business organization that is doing business with the Company and characterizes these transactions between the Company and the other organization as "related person transactions." Under our Code of Conduct, Ms. Plum, in her capacity as our "Code of Conduct Compliance Officer," must be made aware of the details of any related person transaction so that she can make a judgment as to the appropriateness of the transaction and refer it for approval to our RPT Committee. The RPT Committee reviews and approves any related person transaction.

Related Party Transactions

See Notes 4 and 11 to the accompanying audited consolidated financial statements.

Determination of Director Independence

The Board of Directors reviews the independence of each director yearly. During this review, the Board of Directors considers whether there are any transactions and relationships between any director (and his or her immediate family and affiliates) and the Company and its management to determine, to the extent such transactions and relationships exist, whether any such relationships or transactions are inconsistent with a determination that the director is independent in light of applicable law and listing standards.

The Company believes that its Board of Directors consists of directors who are all independent under the definition of independence provided by Nasdaq Listing Rule 5605(a)(2).

Item 14.    Principal Accounting Fees and Services.

2024 Fiscal Year Audit Firm Fee Summary
The following table summarizes fees paid to our independent registered public accounting firm, Cherry Bekaert LLP ("Cherry Bekaert"), for the years ended December 31, 2024 and 2023:

Types of Fee	2024	2023
	(in thousands)
Audit Fees (1)	$315	$350
Audit-Related Fees(2)	17	63
Tax Fees (3)	11	10
All Other Fees	—	—
Total	$343	$423
(1) Audit fees included annual audits and quarterly reviews.
(2) Audit-related fees are for services related to (a) the Company's exchange offer and registration statement on Form S-11 in 2023 and (b) registration statement on Form S-11 in 2024.
(3) Tax fees related primarily to tax advisory services related to REIT status, including cost segregation studies.

Audit Committee Pre-Approval Policies
Before Cherry Bekaert was engaged by the Company to render audit or non-audit services, the engagement was pre-approved by the Company's Audit Committee. In addition, the Audit Committee has considered those services provided by Cherry Bekaert and has determined that such services are compatible with maintaining the independence of Cherry Bekaert. The Audit Committee approved all of the fees of Cherry Bekaert described above.

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

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Real Estate for Impairment

Description of Matter
At December 31, 2024, the Company’s net real estate totaled $534.9 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable.

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

Derivative Liabilities

Description of Matter
At December 31, 2024, the Company had convertible notes with an outstanding principal balance of $30.9 million and outstanding warrants for common stock. Calculations and accounting for the notes payable and embedded conversion features as well as the warrants require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 7 to the consolidated financial statements, the Company utilizes a binomial lattice model valuation technique in measuring the fair value of the notes’ conversion features and the Black-Scholes valuation method in measuring the fair value of the warrants.

Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit
To test the accounting for the derivative liabilities resulting from the issuance of warrants and convertible notes, our audit procedures included, among others, inspection of the contracts, and testing completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the derivative liabilities specific to the convertible notes, including testing the appropriateness of the methodology used and assessing the reasonableness of the underlying inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
March 4, 2025

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2024	2023
ASSETS:
Real estate:
Land and land improvements	$138,177	$149,908
Buildings and improvements	508,957	510,812
	647,134	660,720
Less accumulated depreciation	(112,209)	(95,598)
Real estate, net	534,925	565,122

Cash and cash equivalents	42,964	18,404
Restricted cash	17,752	21,403
Receivables, net	14,692	13,126
Investment securities - related party	12,025	10,685
Above market lease intangibles, net	1,285	2,114
Operating lease right-of-use assets	9,235	9,450
Deferred costs and other assets, net	20,824	28,028
Total Assets	$653,702	$668,332
LIABILITIES:
Loans payable, net	$482,609	$477,574
Below market lease intangible, net	11,121	17,814
Derivative liabilities	11,985	3,653
Operating lease liabilities	10,128	10,329
Series D Preferred Stock redemptions	4,074	369
Accounts payable, accrued expenses and other liabilities	17,131	17,065
Total Liabilities	537,048	526,804
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	84,625	96,705
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 3,357,142 and 3,379,142 shares issued and outstanding, respectively; $83.9 million and $84.5 million aggregate liquidation preference, respectively)	44,791	44,998
Common Stock ($0.01 par value, 200,000,000 shares authorized, 328,112 and 18,670 shares issued and outstanding, respectively)	3	—
Additional paid-in capital	276,413	258,110
Accumulated deficit	(347,029)	(324,854)
Total Stockholders’ Deficit	(25,369)	(21,293)
Noncontrolling interests	57,398	66,116
Total Equity	32,029	44,823
Total Liabilities and Equity	$653,702	$668,332
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023
REVENUE:
Rental revenues	$102,408	$100,332
Other revenues	2,166	1,993
Total Revenue	104,574	102,325
OPERATING EXPENSES:
Property operations	35,100	34,870
Depreciation and amortization	25,316	28,502
Impairment charges	1,195	—
Corporate general & administrative	10,982	11,750
Total Operating Expenses	72,593	75,122
Gain on disposal of properties, net	5,550	2,204
Operating Income	37,531	29,407
Interest income	460	484
Gain on investment securities, net	840	685
Interest expense	(32,602)	(32,314)
Net changes in fair value of derivative liabilities	(8,332)	3,458
Loss on conversion of Convertible Notes	(412)	—
Gain on Preferred Stock retirements	4,772	9,893
Other expense	(1,489)	(5,482)
Net Income Before Income Taxes	768	6,131
Income tax expense	(1)	(48)
Net Income	767	6,083
Less: Net income attributable to noncontrolling interests	10,343	10,770
Net Loss Attributable to Wheeler REIT	(9,576)	(4,687)
Preferred Stock dividends - undeclared	(8,267)	(9,262)
Deemed distribution related to preferred stock redemption value	(552)	(15,288)
Deemed distribution related to repurchase of noncontrolling interests	(3,780)	—
Net Loss Attributable to Wheeler REIT Common Stockholders	$(22,175)	$(29,237)

Loss per share:
Basic and Diluted	$(317.02)	$(13,157.97)
Weighted-average number of shares:
Basic and Diluted	69,948	2,222

See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Noncontrolling Interest			Total Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value				Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2022	562	$453	3,379,142	$44,911	340	$—	$235,091	$(295,617)	$(15,162)	$1,351	$64,845	$66,196	$51,034
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	—	87
Conversion of Series D Preferred Stock to Common Stock	—	—	—	—	—	—	140	—	140	—	—	—	140
Conversion of Operating Partnership units to Common Stock	—	—	—	—	—	—	57	—	57	(57)	—	(57)	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	18,330	—	22,781	—	22,781	—	—	—	22,781
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(15,288)	(15,288)	—	—	—	(15,288)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	41	—	41	(41)	—	(41)	—
Dividends and distributions	—	—	—	—	—	—	—	(9,262)	(9,262)	—	(10,752)	(10,752)	(20,014)
Net (loss) income	—	—	—	—	—	—	—	(4,687)	(4,687)	18	10,752	10,770	6,083
Balance, December 31, 2023	562	453	3,379,142	44,998	18,670	—	258,110	(324,854)	(21,293)	1,271	64,845	66,116	44,823
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	87	—	—	—	87
Conversion of debt to Common Stock	—	—	—	—	4,368	—	495	—	495	—	—	—	495
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	294,083	3	15,653	—	15,656	—	—	—	15,656
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(552)	(552)	—	—	—	(552)
Common stock issued in exchange for Preferred Stock	—	—	(22,000)	(294)	11,000	—	1,105	—	811	—	—	—	811
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	1,050	—	1,050	(1,050)	—	(1,050)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(9)	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(3,780)	(3,780)	—	(7,716)	(7,716)	(11,496)
Dividends and distributions	—	—	—	—	—	—	—	(8,267)	(8,267)	—	(10,295)	(10,295)	(18,562)
Net (loss) income	—	—	—	—	—	—	—	(9,576)	(9,576)	48	10,295	10,343	767
Balance, December 31, 2024	562	$453	3,357,142	$44,791	328,112	$3	$276,413	$(347,029)	$(25,369)	$269	$57,129	$57,398	$32,029

See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$767	$6,083
Adjustments to reconcile consolidated net income to net cash from operating activities
Depreciation and amortization	25,316	28,502
Deferred financing cost amortization	2,673	2,860
Changes in fair value of derivative liabilities	8,332	(3,458)
Loss on conversion of Convertible Notes	412	—
Above (below) market lease amortization, net	(3,434)	(4,849)
Paid-in-kind interest	4,133	3,908
Loss on repurchase of debt securities	700	1,647
Gain on Preferred Stock retirements	(4,772)	(9,893)
Unrealized gain on investment securities, net	(840)	(685)
Straight-line income	(68)	(10)
Gain on disposal of properties, net	(5,550)	(2,204)
Credit adjustments on operating lease receivables	543	522
Impairment charges	1,195	—
Net changes in assets and liabilities
Receivables, net	(1,905)	(103)
Deferred costs and other assets, net	(1,471)	(2,745)
Accounts payable, accrued expenses and other liabilities	(43)	1,359
Net cash provided by operating activities	25,988	20,934
INVESTING ACTIVITIES:
Investment property acquisitions	—	(4,259)
Expenditures for real estate improvements	(22,526)	(20,021)
Purchases of investment securities	(500)	(10,000)
Cash received from disposal of properties	38,506	2,759
Net cash provided by (used in) investing activities	15,480	(31,521)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(1,597)	(4,440)
Dividends and distributions paid on noncontrolling interest	(10,441)	(10,752)
Repurchase of noncontrolling interest	(11,496)	—
Loan proceeds	33,223	123,230
Loan principal payments	(28,598)	(108,635)
Repurchase of debt securities	(1,282)	(3,116)
Loan prepayment penalty	(368)	(1,758)
Net cash used in financing activities	(20,559)	(5,471)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	20,909	(16,058)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	39,807	55,865
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$60,716	$39,807

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$42,964	$18,404
Restricted cash	17,752	21,403
Cash, cash equivalents, and restricted cash	$60,716	$39,807
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of the Operating Partnership, which was formed as a Virginia limited partnership on April 5, 2012. At December 31, 2024, the Company owned 99.82% of the Operating Partnership. As of December 31, 2024, the Trust, through the Operating Partnership, owned and operated seventy-five properties, including seventy-two centers and three undeveloped land parcels. Twenty-one of these properties are located in South Carolina, twelve in Georgia, ten in Virginia, eight in Pennsylvania, five in North Carolina, four in New Jersey, three in Massachusetts, three in Florida, two in Connecticut, two in Kentucky, two in Tennessee, one in Alabama, one in Maryland, and one in West Virginia. Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

Acquisition of Cedar Realty Trust

On August 22, 2022, the Company completed the merger transaction with Cedar. As a result of the merger, the Company acquired all of the outstanding shares of the Cedar's common stock, which ceased to be publicly traded on the NYSE. The Cedar Series B Preferred Stock and Cedar Series C Preferred Stock remain outstanding and continue to trade on the NYSE. As a result Cedar became a subsidiary of the Company.

We have determined that this acquisition is not a variable interest entity, as defined under the consolidation topic of the FASB ASC, and we evaluated such entity under the voting model and concluded we should consolidate the entity. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting rights and that other equity holders do not have substantive participating rights.

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

Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements. The Company amortizes amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The Company also estimates the value of other acquired intangible assets, if any, and amortizes them over the remaining life of the underlying related intangibles. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in depreciation and amortization expense at that time.

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

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2024 and 2023.

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

Operating Partnership Purchase of Stock

The Operating Partnership purchased 71,343 shares of the Series D Preferred Stock on September 22, 2020 from an unaffiliated investor at $15.50 per share. The Company considers the purchase of the Trust's equity securities to be retired in the consolidated financial statements.

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

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

footage of the property. The Company also receives payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income, as such expenses are reimbursed.

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

Segment Information

The Company's chief operating decision maker ("CODM") is our Chief Executive Officer. The Company’s primary business is the ownership and operation of grocery-anchored shopping centers. The CODM reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The CODM uses net operating income ("NOI") to assist in making decisions on how to allocate resources and assess the Company’s financial performance. The Company defines NOI as revenues (rental and other revenues), less real estate and other property-related taxes, insurance and property operating expenses. CAM expenses, utilities, ground rent and management fees are reviewed by the CODM collectively as property operating expenses. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in similar markets, and have similar tenant mixes.

The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income (in thousands):

	Years Ended December 31,
	2024	2023
Revenues	$104,574	$102,325
Operating expenses:
Property operating expenses	(19,469)	(19,522)
Real estate and other property-related taxes and insurance	(15,631)	(15,348)
Total	(35,100)	(34,870)
NOI	$69,474	$67,455

	Years Ended December 31,
	2024	2023
NOI	$69,474	$67,455
Add (deduct):
Depreciation and amortization	(25,316)	(28,502)
Impairment charges	(1,195)	—
Corporate general & administrative	(10,982)	(11,750)
Gain on disposal of properties, net	5,550	2,204
Operating income	$37,531	$29,407

Income Taxes

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

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $1.5 million for the year ended December 31, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred in connection with the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by the holders thereof. Other expenses were $5.5 million for the year ended December 31, 2023, which primarily consisted of capital structure costs including repurchase of Convertible Notes and legal and other expenses incurred in connection with the 2023 Exchange Offer, redemptions by holders of the Series D Preferred Stock and the August 2023 Reverse Stock Split.

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

The noncontrolling interest attributable to the acquisition of Cedar represents the fair value of the outstanding Cedar Preferred Stock as of August 22, 2022, the date of acquisition. The valuation assumption was based on the three-level valuation hierarchy for fair value measurements and represents Level 1 inputs. Level 1 inputs represent observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on net income or loss. All share and share-related information presented in this Form 10-K, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

Supplemental Consolidated Statements of Cash Flows Information

	For the Years Ended December 31,
	2024	2023
	(in thousands)
Non-Cash Transactions:
Conversion of common units to Common Stock	$—	$57
Conversion of Series D Preferred Stock to Common Stock	—	140
Exchange of Series B and D Preferred Stock to Common Stock	1,105	—
Accretion of Preferred Stock discounts	87	460
Accretion of Preferred stock to liquidation preference	552	15,288
Conversion of debt to Common Stock	495	—
Redemption of Series D Preferred Stock to Common Stock	15,653	22,781
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	1,740	1,047
Other Cash Transactions:
Cash paid for taxes	$—	$48
Cash paid for amounts included in the measurement of operating lease liabilities	953	1,001
Cash paid for interest	25,739	25,216

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Disclosures." The amendments in this ASU enhance disclosures of the reportable segments, including entities with a single reportable segment. Additional disclosures include providing one or more measure of profit or loss that is regularly used by the CODM and disclosure of the title and position of the CODM. The guidance is effective for

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

fiscal years beginning after December 15, 2023. We adopted this guidance effective for the Company's annual reporting period beginning on January 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

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

The Company’s depreciation expense on real estate assets was $18.7 million and $18.1 million for the years ended December 31, 2024 and 2023, respectively.

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

Impairment and Dispositions

The Company recorded impairment charges of $1.2 million for the year ended December 31, 2024 on Oregon Avenue, located in Philadelphia, Pennsylvania. The valuation assumptions were based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. No impairment expense was recorded for the year ended December 31, 2023. These impairment charges are included in operating income in the accompanying consolidated statements of operations.

The following properties were sold during the years ended December 31, 2024 and 2023 (in thousands):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
December 26, 2024	South Philadelphia retail center	$21,000	$(5,389)	$16,736
November 27, 2024	Brickyard Plaza land parcel	1,150	973	1,050
September 12, 2024	Kings Plaza	14,200	6,509	13,746
September 11, 2024	Edenton Commons land parcel	1,400	574	1,312
June 26, 2024	Oakland Commons	6,000	3,363	5,662
June 18, 2024	Harbor Point land parcel	n/a	(480)	n/a
July 11, 2023	Carll's Corner outparcel	3,000	2,204	2,759

Harbor Point Land Parcel Disposition

On June 18, 2024, the Company entered into the Harbor Point Settlement Agreement with the City of Grove, which, among other things, provided for the transfer of the Harbor Point land parcel and a one-time payment of $160 thousand to the City of Grove in exchange for a release of the Company from all increment taxes and other obligations under the Economic Development Agreement the Company had entered into with the City of Grove and the dismissal of the litigation commenced by the City of Grove against the Company related thereto.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Investment Securities - Related Party

In 2023, the Company subscribed for an investment in the amount of $10.0 million for limited partnership interests in SAI. On June 1, 2024, the Company subscribed for an additional investment in the amount of $0.5 million for limited partnership interests in SAI. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

Stilwell Value LLC ("Value") is the general partner of SAI. Joseph Stilwell, a member of the Company's Board of Directors, is the managing member of Value and a limited partner in funds advised by Value. Additionally, E.J. Borrack, a member of the Board of Directors, serves as the General Counsel to Value and its affiliated entities, including SAI and related funds, and is a limited partner in one of the funds advised by Value. Megan Parisi, a member of the Company's Board of Directors, serves as the Director of Communications to Value and its affiliated entities, including SAI and related funds, is a non-managing member of Value and is a limited partner in one of the funds advised by Value.

The Company's subscriptions were approved by the disinterested directors of the Company, and, after the formation of the RPT Committee, by that Committee.

A portion of SAI's underlying investments are in the Company's own equity and debt securities. At December 31, 2024 and 2023, approximately 36.0% and 31.5% of SAI's underlying investments were in the Company's own equity and debt securities, respectively, and approximately 6.5% and 6.7% were in the equity securities of the Company’s consolidated subsidiary, respectively.

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

In consideration for management, administrative and operational services, limited partners of SAI pay a management fee to an affiliate of Value each calendar quarter, in advance, equal to 0.25% (an annualized rate of 1%) of each limited partner's capital account balance on the first day of such calendar quarter. In addition, as of the last day of each specified performance period, an incentive allocation of 20% of the amount by which the “positive performance change,” if any, that has been credited to the capital account of a limited partner during such period exceeds any positive balance in such limited partner's "carryforward account," is debited from the limited partner's capital account and is simultaneously credited to the capital account of Value.

The Company's SAI investment is accounted for under the equity method and measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. All gains and losses, realized and unrealized, and fees are recorded through "gain on investment securities, net" on the consolidated statements of operations. As of December 31, 2024 and 2023, the fair value of the Company's SAI investment was $12.0 million and $10.7 million, respectively. For the years ended December 31, 2024 and 2023, the gain on investment securities, net was $0.8 million and $0.7 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Deferred Costs and Other Assets, net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands):

	December 31,
	2024	2023
Leases in place, net	$10,365	$16,663
Lease origination costs, net	6,623	7,461
Ground lease sandwich interest, net	845	1,119
Legal and marketing costs, net	174	278
Tenant relationships, net	156	280
Prepaid expenses	2,661	2,224
Other	—	3
Total	$20,824	$28,028
As of December 31, 2024 and 2023, the Company’s intangible accumulated amortization totaled $70.7 million and $69.9 million, respectively. During the years ended December 31, 2024 and 2023, the Company’s intangible amortization expense totaled $6.6 million and $10.4 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, legal and marketing costs, and tenant relationships is as follows (in thousands):

Years Ended December 31,	Leases in place, net	Lease origination costs, net	Ground lease sandwich interest, net	Legal & marketing costs, net	Tenant relationships, net	Total
2025	$3,169	$1,166	$274	$54	$62	$4,725
2026	1,937	1,042	274	41	11	3,305
2027	1,536	945	274	28	11	2,794
2028	1,032	780	23	18	10	1,863
2029	816	632	—	11	8	1,467
Thereafter	1,875	2,058	—	22	54	4,009
	$10,365	$6,623	$845	$174	$156	$18,163

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2024	December 31, 2023
Cypress Shopping Center	$34,360	4.70%	July 2024	$—	$5,769
Conyers Crossing	Interest only	4.67%	October 2025	—	5,960
Winslow Plaza	$24,295	4.82%	December 2025	4,250	4,331
Tuckernuck	$32,202	5.00%	March 2026	4,619	4,771
Chesapeake Square	$23,857	4.70%	August 2026	—	4,014
Sangaree/Tri-County	$32,329	4.78%	December 2026	—	5,990
Timpany Plaza	$79,858	7.27%	September 2028	11,527	9,060
Village of Martinsville	$89,664	4.28%	July 2029	14,313	14,755
Laburnum Square	$37,842	4.28%	September 2029	7,625	7,665
Rivergate (1)	$100,222	4.25%	September 2031	17,091	17,557
Convertible Notes	Interest only	7.00%	December 2031	30,865	31,530
Term loan, 22 properties	Interest only	4.25%	July 2032	75,000	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
Cedar term loan, 10 properties	Interest only	5.25%	November 2032	109,571	110,000
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
Term loan, 12 properties	Interest only	6.19%	June 2033	61,100	61,100
Term loan, 8 properties	Interest only	6.24%	June 2033	53,070	53,070
Term loan, 5 properties	Interest only	6.80%	July 2034	25,500	—
Total Principal Balance				499,531	495,572
Unamortized deferred financing cost				(16,922)	(17,998)
Total Loans Payable, net (3)				$482,609	$477,574

(1) In October 2026, the interest rate under this loan changes to a variable interest rate equal to the 5-year U.S. Treasury Rate plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) As of December 31, 2024, the Company was in compliance with its financial covenants as it relates to certain loans included in the table above.

Term Loan Agreement, 12 properties

On May 5, 2023, the Company entered into a term loan agreement (the "Term Loan Agreement, 12 properties") for $61.1 million at a fixed rate of 6.194% and interest-only payments due monthly through June 2025. Commencing in July 2025, until the maturity date of June 1, 2033, monthly principal and interest payments will be $0.4 million. Loan proceeds were used to refinance the loans on 12 properties, including $1.1 million in defeasance.

Term Loan Agreement, 8 properties

On May 18, 2023, the Company entered into a term loan agreement (the "Term Loan Agreement, 8 properties") for $53.1 million at a fixed rate of 6.24% and interest-only payments due monthly through June 2028. Commencing in July 2028, until the maturity date of June 10, 2033, monthly principal and interest payments will be $0.3 million. Loan proceeds were used to refinance the loans on 8 properties, including $0.7 million in defeasance.

Timpany Plaza Loan Agreement

On September 12, 2023, the Company entered into a term loan agreement (the "Timpany Plaza Loan Agreement") for $11.6 million at a fixed rate of 7.27% with interest-only payments due monthly for the first twelve months. Commencing on September 12, 2024, until the maturity date of September 12, 2028, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount as of that time. On the closing date, the Company received $9.1 million of the $11.6 million, and the remaining $2.5 million was received in 2024, upon the satisfaction of certain lease-related contingencies. The Timpany Plaza Loan Agreement is collateralized by the Timpany Plaza shopping center.

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

Term Loan, Five Properties

On June 28, 2024, the Company entered into the Term Loan Agreement, 5 Properties with Guggenheim Real Estate, LLC, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount outstanding at that time. The Term Loan Agreement, 5 Properties' proceeds were used to refinance four loans, including paying $0.4 million in defeasance. The Term Loan Agreement, 5 Properties is collateralized by Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza.

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of December 31, 2024, are as follow (in thousands):

Years ended December 31,
2025	$5,953
2026	6,450
2027	2,826
2028	16,115
2029	24,459
Thereafter	443,728
Total principal repayments and debt maturities	$499,531

Convertible Notes

The Company’s Convertible Notes bear interest at a rate of 7.00% per annum. Interest on the Convertible Notes is payable semi-annually in arrears on June 30 and December 31 of each year, at the Company's election: (a) in cash; (b) in shares of its Series B Preferred Stock; (c) in shares of its Series D Preferred Stock; or (d) in any combination of (a), (b), and/or (c). For purposes of determining the value of the Series B Preferred Stock and the Series D Preferred Stock paid as interest on the Convertible Notes, each share of Series B Preferred Stock and Series D Preferred Stock shall be deemed to have a value equal to the product of (x) the average of the volume-weighted average price (as defined in the Indenture) for the Series B Preferred Stock or the Series D Preferred Stock, as the case may be, for the 15 consecutive trading days ending on the third business day immediately preceding the relevant interest payment date, and (y) 0.55.

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

Years ended December 31,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2024	—	187,410	$2,163	$1,970	$4,133
2023	—	306,380	$2,259	$1,649	$3,908
(1) Shares issued as interest payment on Convertible Notes.

In 2023, the Company paid down $1.5 million of the Convertible Notes through an open market purchase of 58,784 units totaling $3.1 million. On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of these transactions, the Company recognized a $0.7 million and $1.6 million loss for the years ended December 31, 2024 and 2023, respectively, which

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

represents the fair value of the purchase price over the amount of principal reduction. The loss is included in "other expense" on the consolidated statements of operations.

Prior to September 21, 2023, the Convertible Notes were convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $180,000 per share of the Company’s Common Stock (the “Conversion Price”). After September 21, 2023, as a result of the Company being required to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred Stock, the Conversion Price adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred Stock was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55. After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company's option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the "Note Redemption Price"). The Note Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

During the year ended December 31, 2024, the Company issued an aggregate of 4,368 shares of its Common Stock, having an aggregate fair value of $0.5 million, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $0.1 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.4 million.

As of December 31, 2024, the Conversion Price for the Convertible Notes was approximately $16.88 per share of the Company’s Common Stock (approximately 1.48 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

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

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities. As of December 31, 2024 and December 31, 2023, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $451.0 million and $420.8 million, respectively, and the carrying value of such loans, was $456.1 million and $451.2 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of December 31, 2024 and December 31, 2023, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $179.6 million and $75.7 million, respectively, and the carrying value, was $26.5 million and $26.4 million, respectively.

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

As of the close of business on March 12, 2024 (the third anniversary of the issuance of that certain Common Stock Purchase Warrant, dated March 12, 2021, to the holders thereof (the "Warrant")), the exercise price of the Warrant was reset to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

an amount equal to the product of the Common Stock volume weighted average price as provided under the Warrant, multiplied by a factor of 1.25 for Tranche A, 1.50 for Tranche B and 2.50 for Tranche C.

Warrants to purchase shares of common stock outstanding at December 31, 2024 and 2023 are as follows:

			Exercise Price
Warrant Name	Warrants	Expiration Date	2024	2023
Wilmington Warrant Tranche A	18	3/12/2026	$667	$98,784
Wilmington Warrant Tranche B	15	3/12/2026	$801	$118,800
Wilmington Warrant Tranche C	4	3/12/2026	$1,335	$198,000

In measuring the warrant liability, the Company used the following inputs:

	December 31, 2024	December 31, 2023
Common Stock price	$3.37 (1)	$0.31 (2)
Weighted average contractual term to maturity (years)	1.2 years	2.2 years
Range of expected market volatility %	258.05%	137.71%
Range of risk-free interest rate	4.21%	4.23%
(1) Common stock price as of December 31, 2024 and was not restated for any subsequent stock splits.
(2) Common stock price as of December 31, 2023 and was not restated for any subsequent stock splits.

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

In measuring the embedded derivative liability, the Company used the following inputs:

	December 31, 2024	December 31, 2023
Conversion Price (1)	$2.22 (2)	$0.16 (3)
Common Stock price	$3.37 (2)	$0.31 (3)
Contractual term to maturity (years)	7.0 years	8.0 years
Expected market volatility %	185.00%	100.00%
Risk-free interest rate	4.50%	3.90%
Traded WHLRL price % of par	582.00%	240.00%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of December 31, 2024 and was not restated for any subsequent stock splits.
(3) Value as of December 31, 2023 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Years ended December 31,
	2024	2023
Balance at the beginning of period	$3,653	$7,111
Changes in fair value - Warrants	9	(495)
Changes in fair value - Convertible Notes	8,323	(2,963)
Balance at ending of period	$11,985	$3,653

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2024 and 2023, the weighted average remaining lease term of our leases was 36 years and 36 years, respectively. Rent expense under the operating lease agreements was $0.9 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and corporate headquarters lease agreements applicable to lease liabilities as of December 31, 2024 (in thousands):

Years ended December 31,
2025	$819
2026	823
2027	827
2028	829
2029	831
Thereafter	18,759
Total undiscounted future minimum lease payments	22,888
Future minimum lease payments, discount	(12,760)
Operating lease liabilities	$10,128

Insurance

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of its properties. Additionally, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses. Increases in the occurrence of natural disasters and severe weather patterns have led to a consistent increase in overall rates, deductibles and valuations from insurance carriers, which have resulted in increased costs of necessary insurance required to protect our assets.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Mid-Atlantic, Southeast, and Northeast, which markets represented approximately 44%, 43% and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering in the United States District Court for the Eastern District of Virginia. In his complaint, Mr. Khoshaba alleges that nine current and former directors and the CEO of the Company breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserts the Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that the Defendants should not have authorized interest on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the directors and officer Defendants. On June 10, 2024, the individual Defendants and the other parties filed motions to dismiss the complaint. On September 13, 2024, the District Court issued an opinion (i) granting the directors’ motion to dismiss the derivative claims, finding no demand was made and that demand would not have been futile; (ii) granting the motion to dismiss the unjust enrichment claim against the directors based on a failure to plead facts supporting the elements of such a claim, and (ii) denying the motions to dismiss on all other grounds. At this juncture, discovery is ongoing and the outcome of the litigation remains uncertain.
On September 4, 2024, the United States Court of Appeals for the Fourth Circuit affirmed the United States District Court for the District of Maryland's order dismissing the consolidated complaints in the Sydney, et al. v. Cedar Realty Trust, Inc., et al., (Case No. C-15-CV-22-001527) and Kim v. Cedar Realty Trust, Inc., et al., Civil Action No. 22-cv-01103 lawsuits, and the matters are now concluded.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of December 31, 2024 and 2023, the Company’s allowance for uncollectible tenant receivables totaled $1.0 million and $0.9 million, respectively. At December 31, 2024 and 2023, there were $8.9 million and $7.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The following table disaggregates the Company’s revenue by type of service (in thousands):

	Years ended December 31,
	2024	2023
Base rent	$73,359	$72,621
Tenant reimbursements - variable lease revenue	23,957	21,240
Above (below) market lease amortization, net	3,434	4,849
Straight-line rents	1,334	1,370
Percentage rent - variable lease revenue	867	774
Lease termination fees	267	325
Other	1,899	1,668
Total	105,117	102,847
Credit losses on operating lease receivables	(543)	(522)
Total	$104,574	$102,325

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2024 are as follows (in thousands):

Years ended December 31,
2025	$71,095
2026	66,591
2027	57,052
2028	46,305
2029	36,305
Thereafter	95,460
Total minimum rents	$372,808

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
10. Equity and Mezzanine Equity

The Company has authority to issue 215,000,000 shares of stock, consisting of 200,000,000 shares of $0.01 par value Common Stock and 15,000,000 shares of Preferred Stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock, 6,000,000 shares as Series D Preferred Stock and 4,500 shares of Series A Preferred Stock.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 99.82% and 99.13% interest in the Operating Partnership as of December 31, 2024 and 2023, respectively. Limited partners in the Operating Partnership have the right to redeem their common units for cash or Common Stock, at our option. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders.

Reverse Stock Splits

The August 2023 Reverse Stock Split was effective on August 17, 2023 at the ratio of one-for-10. The par value of each share of Common Stock remained unchanged. No fractional shares were issued in connection with the August 2023 Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the August 2023 Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

On March 5, 2024, in accordance with the Maryland General Corporation Law, our Board of Directors declared advisable the May 2024 Reverse Stock Split and a series of reverse stock splits to potentially occur once every two months at ratios of 1:2 to 1:100, at the discretion of the Board of Directors, from June 1, 2024 through March 31, 2025 ("the Reverse Stock Split Proposals"), and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the Reverse Stock Split Proposals at the annual meeting held on May 6, 2024.

The May 2024, June 2024, September 2024, November 2024, and January 2025 Reverse Stock Splits were effective on May 16, 2024, June 27, 2024, September 19, 2024, November 18, 2024 and January 27, 2025, respectively, at the ratios of one-for-24, one-for-five, one-for-three, one-for-two and one-for-four, respectively. The par value of each share of Common Stock remained unchanged after each such Reverse Stock Split. No fractional shares were issued in connection with the 2024 Reverse Stock Splits or the January 2025 Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each of the 2024 Reverse Stock Splits or January 2025 Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-K, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the aforementioned Reverse Stock Splits, unless otherwise noted.

Series A Preferred Stock

The Company has the right to redeem the 562 shares of Series A Preferred, on a pro rata basis, at any time at a price equal to 103% of the purchase price for the Series A Preferred.

Series B Preferred Stock

Holders of Series B Preferred shares have the right to receive, only when and as authorized by the Board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cash dividends, at a rate of 9% per annum of the $25 liquidation preference per share. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $1,670,400 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $1,152,000 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $1,152,000 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

entitled to be paid out of our assets a liquidation preference of $25.00 per share. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Exchange of Series B Preferred Stock and Series D Preferred Stock for Common Stock
On October 8, 2024, the Company agreed to issue 11,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for 22,000 shares of the Company’s Series D Preferred Stock and 22,000 shares of the Company's Series B Preferred Stock from the investor. The settlement of the 2024 Preferred Stock Exchange occurred on the same day. The Company did not receive any cash proceeds as a result of the 2024 Preferred Stock Exchange, and the shares of the Preferred Stock exchanged have been retired and cancelled.

Series D Preferred Stock - Redeemable Preferred Stock

At December 31, 2024 and 2023, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $88.7 million and $97.1 million in aggregate liquidation value, respectively.

Holders of shares of the Series D Preferred Stock have no voting rights. Pursuant to the Company's Articles Supplementary, if dividends on the Series D Preferred Stock are in arrears for six or more consecutive quarterly periods (a "Preferred Dividend Default"), holders of shares of the Series D Preferred Stock and the holders of Series A Preferred Stock and Series B Preferred Stock upon which like voting rights have been conferred and are exercisable (such the Series A Preferred Stock and Series B Preferred Stock together, being the "Parity Preferred Stock"), shall be entitled to vote for the election of two additional directors to serve on the Board of Directors (the "Series D Preferred Directors"). A Preferred Dividend Default occurred on April 15, 2020. The election of the Series D Preferred Directors will take place upon the written request of the holders of record of at least 20% of the Series D Preferred Stock and Parity Preferred Stock. The Board of Directors is not permitted to fill the vacancies on the Board of Directors as a result of the failure of the holders of 20% of the Series D Preferred Stock and Parity Preferred Stock to deliver such written request for the election of the Series D Preferred Directors. The Series D Preferred Directors may serve on our Board of Directors, until all unpaid dividends on such Series D Preferred Stock and Parity Preferred Stock, if any, have been paid or declared and a sum sufficient for the payment thereof is set apart for payment.

On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at an initial conversion rate of $488,448.00 per share of Common Stock. After September 21, 2023, each holder of the Series D Preferred Stock may, at their option, request that the Company redeem any or all of their shares on a monthly basis at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023.

During the years ended December 31, 2024 and 2023, the Company processed redemptions for an aggregate of 519,822 shares and 864,070 shares, respectively, of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 294,083 and 18,330 shares of Common Stock, respectively, in settlement of an aggregate redemption price of approximately $20.4 million and $32.7 million, respectively. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At December 31, 2024, the Company had received requests to redeem 102,487 shares of Series D Preferred Stock with respect to the January 2025 Holder Redemption Date. As such, the redemption of these Series D Preferred Stock is considered certain at December 31, 2024 and the liquidation value associated with these shares of $4.1 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the years ended December 31, 2024 and 2023 is as follows (in thousands, except per share data):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2022	3,152,392	$101,518
Accretion of Preferred Stock discount	—	373
Conversion of Series D Preferred Stock to Common Stock	(4,244)	(140)
Paid-in-kind interest, issuance of Preferred Stock (1)	306,380	3,908
Accretion to liquidation preference (2)	—	15,288
Series D Preferred Stock redemptions (3)	(864,070)	(33,044)
Undeclared dividends	—	8,802
Balance December 31, 2023	2,590,458	96,705
Paid-in-kind interest, issuance of Preferred Stock (1)	187,410	4,133
Accretion to liquidation preference (4)	—	552
Series D Preferred Stock redemptions (5)	(519,822)	(24,077)
Settlement of 2024 Preferred Stock Exchange	(22,000)	(867)
Undeclared dividends	—	8,179
Balance December 31, 2024	2,236,046	$84,625
(1) See Note 6 for additional details.
(2) The Series D Preferred Stock was adjusted to $25.00 liquidation preference plus accrued and unpaid dividends, representing a $13.5 million adjustment to its carrying value at September 21, 2023, the commencement of the holder redemptions and $1.7 million adjustment to its carrying value for the Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes on December 31, 2023.
(3) The value is net of the January 2024 Holder Redemption Date redemption liquidation value of $0.4 million, which is represented as a liability; however, the corresponding 9,843 shares have not been adjusted for as they remained outstanding at December 31, 2023.
(4) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value.
(5) The value is net of the January 2025 Holder Redemption Date redemption liquidation value of $4.1 million, which is represented as a liability; however, the corresponding 102,487 shares have not been adjusted for as they remained outstanding at December 31, 2024.

During the years ended December 31, 2024 and 2023, the Company realized a gain of $4.8 million and $9.9 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions and exchanges of Preferred Stock being less than the book value of the Preferred Stock retired in those transactions.

Noncontrolling Interests - Consolidated Subsidiary

During the year ended December 31, 2024, Cedar repurchased and retired 791,306 shares of Cedar Series C Preferred Stock in a series of repurchase transactions, including the September 2024 Cedar Tender Offer. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $11.5 million at a weighted average price of $13.93 per share, representing a premium to the book value of $9.75 per share. The repurchase of the noncontrolling interests caused the recognition of $3.8 million deemed distributions during the year ended December 31, 2024. There were no repurchases of noncontrolling interests in the year ended December 31, 2023.

On December 27, 2024, the Company announced and commenced another "modified Dutch auction" tender offer to purchase up to an aggregate amount paid of $12.5 million of shares of Cedar Series C Preferred Stock at a price of not less than $13.75 nor greater than $15.75 per share of Cedar Series C Preferred Stock, to the sellers in cash, less any applicable withholding taxes and without interest. Following the expiration of the December 2024 Cedar Tender Offer on January 28, 2025, the Company accepted for purchase 645,276 shares of its Cedar Series C Preferred Stock at $15.75 per share for approximately $10.2 million. See Note 12 for additional details.

The total cumulative dividends for the Cedar Series B Preferred Stock and Cedar Series C Preferred Stock were $10.3 million and $10.8 million for the year ended December 31, 2024 and 2023, respectively, and are included as an increase to net loss attributable to Wheeler REIT Common Stockholders on the consolidated statements of operations.

Earnings per share

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

The following table summarizes the potential dilution of conversion of Operating Partnership common units ("Common Units"), Series B Preferred Stock, Series D Preferred Stock, Warrants and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2024		December 31, 2023
	Outstanding Shares	Potential Dilutive Shares	Outstanding Shares	Potential Dilutive Shares

Common units	1	1	4	4
Series B Preferred Stock	3,357,142	73	3,379,142	73
Series D Preferred Stock	2,236,046	2,891,263	2,590,458	86,371
Warrants to purchase Common Stock	—	37	—	37
Convertible Notes	—	1,829,169	—	50,998

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share

For the year ended December 31, 2024	$8,179	$3.66

For the year ended December 31, 2023	$8,802	$3.40

The total cumulative dividends in arrears for Series D Preferred Stock is $32.8 million as of December 31, 2024 ($14.67 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends of 14.75% and 12.75%, as of December 31, 2024 and 2023, respectively. There were no dividends declared to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the years ended December 31, 2024 or 2023.

11. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the years ended December 31, 2024 and 2023, Cedar paid the Company $1.4 million and $2.1 million, respectively, for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). Related party amounts due to the Company from Cedar are comprised of (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31, 2024 (2)	December 31, 2023 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	634	225
Leasing commissions	548	161
Cost Sharing Agreement allocations (1)	800	548
Transaction fees	343	—
Other	—	(6)
Total	$9,491	$8,094

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. For the years ended December 31, 2024 and 2023, the Company recognized $323 thousand and $204 thousand in fees, respectively. See Note 4 for additional details.

12. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 154,578 shares of Series D Preferred Stock subsequent to December 31, 2024. Accordingly, the Company has issued 568,527 shares of Common Stock in settlement of an aggregate redemption price of approximately $6.2 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for its Preferred Stock in the following transactions:

•On January 7, 2025, the Company agreed to issue 2,000 shares of its Common Stock to one unaffiliated holder of its securities in exchange for 1,000 shares of the Company’s Series D Preferred Stock and 1,000 shares of the Company's Series B Preferred Stock.
•On January 16, 2025, the Company agreed to issue 267,800 shares of its Common Stock in the aggregate to six unaffiliated holders of the Company’s securities in exchange for a total of 82,400 shares of the Company’s Series D Preferred Stock and a total of 82,400 shares of the Company's Series B Preferred Stock.

The settlement of each of these transactions occurred on the date thereof or the next business day. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

December 2024 Cedar Tender Offer

On January 28, 2025, the December 2024 Cedar Tender Offer expired in accordance with its terms. An aggregate of 645,276 shares of Cedar Series C Preferred Stock were properly tendered and not properly withdrawn at or below the final purchase price of $15.75 per share. The Company accepted for purchase all shares of Cedar Series C Preferred Stock that were properly tendered and not properly withdrawn at or below the final purchase price.

The purchase price for the Cedar Series C Preferred Stock purchased in the December 2024 Cedar Tender Offer is approximately $10.2 million, excluding fees and expenses relating to the December 2024 Cedar Tender Offer. The shares purchased represent approximately 15.3% of the issued and outstanding Cedar Series C Preferred Stock as of January 30, 2025.

Adjustment to Conversion Price of Convertible Notes

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
For the February 2025 Series D Preferred Stock redemptions, the lowest price at which any Series D Preferred Stock was converted by a holder into Common Stock was approximately $7.05.

Accordingly, under Section 14.02 (Optional Conversion) of the Indenture, on February 5, 2025, the Conversion Price for the Convertible Notes was further adjusted to approximately $3.88 per share of Common Stock (approximately 6.44 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted), representing a 45% discount to $7.05.

Properties Held For Sale Subsequent to December 31, 2024

Subsequent to December 31, 2024, the Company moved seven properties to held for sale and as of March 4, 2025, six properties were classified as held for sale and one property, Webster Commons, was disposed.

On February 11, 2025, the Company sold Webster Commons, a 98,984 square foot retail center located in Webster, Massachusetts, for $14.5 million, resulting in $13.9 million in net proceeds, which includes a $9.1 million pay down of the Cedar term loan, 10 properties to release the property from collateral.

February 2025 Cedar Tender Offers

On February 21, 2025, the Company announced and commenced concurrent but separate offers to purchase up to an aggregate amount paid of $9.5 million of (i) up to 584,615 shares of Cedar Series C Preferred Stock for a purchase price of $16.25 per share, in cash, and (ii) up to 535,211 shares of Cedar Series B Preferred Stock for a purchase price of $17.75 per share, in cash, each less any applicable withholding taxes and without interest (the "February 2025 Cedar Tender Offers"). The February 2025 Cedar Tender Offers are intended to expire at 5:00 p.m., New York City time, on March 21, 2025, unless either offer is earlier extended or terminated.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2024

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
		(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2024	$903	$543	$(491)	$955
Year Ended December 31, 2023	$3,146	$522	$(2,765)	$903

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2024

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)		Gross Amount at which Carried at end of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
WHLR				(in thousands)
Amscot Building	$—	$462	$31	$—	$—	$493	$493
Lumber River Village	800	4,487	277	—	1,013	4,551	5,564
Surrey Plaza	381	1,857	449	—	700	1,987	2,687
Tuckernuck	2,115	6,719	1,660	—	2,171	8,323	10,494
Twin City Commons	800	3,041	142	—	809	3,174	3,983
Tampa Festival	4,653	6,691	2,193	—	4,899	8,638	13,537
Forrest Gallery	3,015	7,455	3,408	—	3,192	10,686	13,878
Winslow Plaza	1,325	3,684	521	—	1,585	3,945	5,530
Clover Plaza	356	1,197	25	—	356	1,222	1,578
St. George Plaza	897	1,264	2,598	—	1,464	3,295	4,759
South Square	353	1,911	339	—	480	2,123	2,603
Westland Square	887	1,710	827	—	901	2,523	3,424
Waterway Plaza	1,280	1,248	451	—	1,507	1,472	2,979
Cypress Shopping Center	2,064	4,579	1,924	—	2,064	6,503	8,567
Harrodsburg Marketplace	1,431	2,485	515	—	1,722	2,709	4,431
Port Crossing Shopping Center	792	6,921	215	—	800	7,128	7,928
LaGrange Marketplace	390	2,648	427	—	451	3,014	3,465
DF I-Courtland	196	—	—	—	196	—	196
Freeway Junction	1,521	6,755	245	—	1,544	6,977	8,521
Bryan Station	1,658	2,756	330	—	1,808	2,936	4,744
Crockett Square	1,546	6,834	232	—	1,565	7,047	8,612
Pierpont Centre	484	9,221	559	—	904	9,360	10,264
Brook Run Properties	300	—	8	—	300	8	308
Alex City Marketplace	454	7,837	2,299	—	743	9,847	10,590
Brook Run Shopping Center	2,209	12,919	1,553	—	2,377	14,304	16,681
Beaver Ruin Village	2,604	8,284	283	—	2,619	8,552	11,171
Beaver Ruin Village II	1,153	2,809	14	—	1,162	2,814	3,976
Chesapeake Square	895	4,112	1,188	—	1,393	4,802	6,195
Sunshine Plaza	1,183	6,368	1,356	—	1,268	7,639	8,907
Cardinal Plaza	994	2,476	121	—	1,033	2,558	3,591
Frankilton Square LLC	1,022	2,933	693	—	1,435	3,213	4,648
Nashville Commons	1,091	3,503	222	—	1,150	3,666	4,816
Grove Park	722	4,590	695	—	1,085	4,922	6,007
Parkway Plaza	772	4,230	672	—	778	4,896	5,674
Fort Howard Square	1,890	7,350	849	—	2,157	7,932	10,089
Conyers Crossing	2,034	6,820	535	—	2,151	7,238	9,389
Darien Shopping Center	188	1,054	(18)	—	188	1,036	1,224
Devine Street	3,895	1,941	44	—	3,943	1,937	5,880
Folly Road	5,992	4,527	73	—	6,050	4,542	10,592
Georgetown	742	1,917	230	—	787	2,102	2,889

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)		Gross Amount at which Carried at end of Period
Property Name	Land	Building and Improvements	Improvements (net)	Carrying Costs	Land	Building and Improvements	Total
Ladson Crossing	$2,981	$3,920	$245	$—	$3,145	$4,001	$7,146
Lake Greenwood Crossing	550	2,499	18	—	550	2,517	3,067
Lake Murray	447	1,537	1,399	—	470	2,913	3,383
Litchfield I	568	929	84	—	572	1,009	1,581
Litchfield II	568	936	158	—	572	1,090	1,662
Litchfield Market Village	2,970	4,716	649	—	3,125	5,210	8,335
Moncks Corner	—	1,109	33	—	—	1,142	1,142
Ridgeland	203	376	79	—	282	376	658
Shoppes at Myrtle Park	3,182	5,360	1,119	—	3,182	6,479	9,661
South Lake	804	2,025	940	—	804	2,965	3,769
South Park	943	2,967	175	—	1,022	3,063	4,085
Sangaree	2,302	2,922	1,745	—	2,582	4,387	6,969
Tri-County	411	3,421	512	—	635	3,709	4,344
Riverbridge	774	5,384	355	—	820	5,693	6,513
Laburnum Square	3,735	5,929	1,253	—	4,207	6,710	10,917
Franklin Village	2,608	9,426	1,250	—	2,704	10,580	13,284
Village at Martinsville	5,208	12,879	2,148	—	5,265	14,970	20,235
New Market Crossing	993	5,216	1,718	—	1,324	6,603	7,927
Rivergate Shopping Center	1,537	29,177	1,128	—	1,782	30,060	31,842
JANAF	8,267	66,549	6,805	—	9,284	72,337	81,621
WHLR Total	$94,135	$334,872	$49,998	$—	$103,077	$375,928	$479,005
CDR
Brickyard Plaza	$1,924	$13,119	$—	$—	$1,924	$13,119	$15,043
Carll's Corner	1,955	2,574	624	—	1,955	3,198	5,153
Coliseum Marketplace	1,226	3,172	2,769	—	1,227	5,940	7,167
Fairview Commons	948	2,083	215	—	948	2,298	3,246
Fieldstone Marketplace	2,359	2,279	3,453	—	2,359	5,732	8,091
Gold Star Plaza	1,403	3,223	24	—	1,403	3,247	4,650
Golden Triangle	3,322	13,388	13	—	3,322	13,401	16,723
Hamburg Square	932	4,967	76	—	932	5,043	5,975
Oregon Avenue	2,647	—	—		2,647	—	2,647
Patuxent Crossing	2,999	15,145	437	—	2,999	15,582	18,581
Pine Grove Plaza	1,292	3,832	792	—	1,292	4,624	5,916
South Philadelphia parcels	3,027	—	—	—	3,027	—	3,027
Southington Center	358	8,429	218	—	358	8,647	9,005
Timpany Plaza	1,778	5,754	4,323	—	1,778	10,077	11,855
Trexler Mall	3,746	22,979	144	—	3,746	23,123	26,869
Washington Center Shoppes	3,618	11,354	488	—	3,618	11,842	15,460
Webster Commons	1,565	6,207	113	—	1,565	6,320	7,885
CDR Total	$35,099	$118,505	$13,689	$—	$35,100	$132,193	$167,293

Combined Total	$129,234	$453,377	$63,687	$—	$138,177	$508,121	$646,298
(1) Negative amounts represent write-offs of fully depreciated assets.

As of December 31, 2024, the aggregate cost for federal income tax purposes was approximately $863 million.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
WHLR		(in thousands)
Amscot Building		$286	5/15/2004		5-40 years
Lumber River Village (2)		1,699		11/16/2012	5-40 years
Surrey Plaza (2)		742		12/21/2012	5-40 years
Tuckernuck	$4,619	3,341		11/16/2012	5-40 years
Twin City Commons (2)		1,160		12/18/2012	5-40 years
Tampa Festival (2)		2,991		8/26/2013	5-40 years
Forrest Gallery (2)		3,808		8/29/2013	5-40 years
Winslow Plaza	4,250	1,431		12/19/2013	5-40 years
Clover Plaza (2)		371		12/23/2013	5-40 years
St. George Plaza (2)		622		12/23/2013	5-40 years
South Square (2)		605		12/23/2013	5-40 years
Westland Square (2)		588		12/23/2013	5-40 years
Waterway Plaza (2)		470		12/23/2013	5-40 years
Cypress Shopping Center (1)		1,607		7/1/2014	5-40 years
Harrodsburg Marketplace (5)		795		7/1/2014	5-40 years
Port Crossing Shopping Center (5)		2,607		7/3/2014	5-40 years
LaGrange Marketplace (2)		890		7/25/2014	5-40 years
DF I-Courtland (undeveloped land)		—		8/15/2014	N/A
Freeway Junction (6)		2,010		9/4/2014	5-40 years
Bryan Station (6)		1,081		10/2/2014	5-40 years
Crockett Square (6)		2,177		11/5/2014	5-40 years
Pierpont Centre (5)		2,718		1/14/2015	5-40 years
Brook Run Properties (undeveloped land)		—		3/27/2015	N/A
Alex City Marketplace (5)		3,110		4/1/2015	5-40 years
Brook Run Shopping Center (6)		4,286		6/2/2015	5-40 years
Beaver Ruin Village (6)		2,198		7/1/2015	5-40 years
Beaver Ruin Village II (6)		734		7/1/2015	5-40 years
Chesapeake Square (1)		1,585		7/10/2015	5-40 years
Sunshine Plaza (5)		2,045		7/21/2015	5-40 years
Cardinal Plaza (5)		730		8/21/2015	5-40 years
Frankilton Square LLC (5)		918		8/21/2015	5-40 years
Nashville Commons (5)		957		8/21/2015	5-40 years
Grove Park (5)		1,330		9/9/2015	5-40 years
Parkway Plaza (5)		1,206		9/15/2015	5-40 years
Fort Howard Square (6)		2,108		9/30/2015	5-40 years
Conyers Crossing (1)		2,074		9/30/2015	5-40 years
Darien Shopping Center (2)		233		4/12/2016	5-40 years
Devine Street		458		4/12/2016	5-40 years
Folly Road (2)		1,110		4/12/2016	5-40 years
Georgetown (2)		497		4/12/2016	5-40 years

Property Name	Encumbrances	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciation Life
		(in thousands)
Ladson Crossing (2)		$998		4/12/2016	5-40 years
Lake Greenwood Crossing (2)		634		4/12/2016	5-40 years
Lake Murray (2)		395		4/12/2016	5-40 years
Litchfield I (2)		267		4/12/2016	5-40 years
Litchfield II (2)		266		4/12/2016	5-40 years
Litchfield Market Village (2)		1,266		4/12/2016	5-40 years
Moncks Corner		281		4/12/2016	5-40 years
Ridgeland (2)		120		4/12/2016	5-40 years
Shoppes at Myrtle Park (6)		1,901		4/12/2016	5-40 years
South Lake (2)		1,048		4/12/2016	5-40 years
South Park (2)		743		4/12/2016	5-40 years
Sangaree (1)		1,399		11/10/2016	5-40 years
Tri-County (1)		976		11/10/2016	5-40 years
Riverbridge (5)		1,253		11/15/2016	5-40 years
Laburnum Square	7,625	1,571		12/7/2016	5-40 years
Franklin Village (5)		2,233		12/12/2016	5-40 years
Village at Martinsville	14,313	3,782		12/16/2016	5-40 years
New Market Crossing (2)		1,448		12/20/2016	5-40 years
Rivergate Shopping Center	17,091	6,654		12/21/2016	5-40 years
JANAF Shopping Center	60,000	13,693		1/18/2018	5-40 years
WHLR Totals		$98,506
CDR
Brickyard Plaza (3)		$1,291		8/22/2022	5-40 years
Carll's Corner		278		8/22/2022	5-40 years
Coliseum Marketplace (4)		487		8/22/2022	5-40 years
Fairview Commons (3)		310		8/22/2022	5-40 years
Fieldstone Marketplace		345		8/22/2022	5-40 years
Gold Star Plaza (3)		432		8/22/2022	5-40 years
Golden Triangle (3)		1,421		8/22/2022	5-40 years
Hamburg Square (3)		584		8/22/2022	5-40 years
Oregon Avenue		—		8/22/2022	N/A
Patuxent Crossing (4)		1,685		8/22/2022	5-40 years
Pine Grove Plaza (3)		541		8/22/2022	5-40 years
South Philadelphia parcels		—		8/22/2022	N/A
Southington Center (3)		882		8/22/2022	5-40 years
Timpany Plaza	11,527	756		8/22/2022	5-40 years
Trexler Mall (3)		2,198		8/22/2022	5-40 years
Washington Center Shoppes (3)		1,169		8/22/2022	5-40 years
Webster Commons (3)		710		8/22/2022	5-40 years
CDR Total		$13,089

Combined Total		$111,595
(1) Properties secure the Term loan, 5 properties.
(2) Properties secure the Term loan, 22 properties.
(3) Properties secure the Cedar term loan, 10 properties.
(4) Properties secure the Patuxent Crossing/Coliseum Marketplace term loan.
(5) Properties secure the Term loan, 12 properties.

(6) Properties secure the Term loan, 8 properties.

The changes in total real estate assets are as follows:

	Years ended December 31,
	2024	2023
	(in thousands)
Balance at beginning of period	$659,914	$637,871
Acquisitions	—	3,720
Improvements	21,324	18,999
Impairments	(1,195)	—
Disposals	(33,745)	(676)
Balance at end of period	$646,298	$659,914

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 5, 2016	Current Report on Form 8-K	August 8, 2016
3.2	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 16, 2016	Current Report on Form 8-K	September 20, 2016
3.3†	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2016
3.4†	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on November 21, 2016
3.5	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on December 1, 2016	Current Report on Form 8-K	December 5, 2016
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 28, 2017	Current Report on Form 8-K	April 3, 2017
3.7	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 28, 2017	Current Report on Form 8-K	April 3, 2017
3.8	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 29, 2016	Current Report on Form 8-K	May 29, 2020
3.9	Certificate of Correction of Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 3, 2018	Current Report on Form 8-K	May 4, 2018
3.10	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on July 8, 2021	Current Report on Form 8-K	July 8, 2021
3.11	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 5, 2021	Current Report on Form 8-K	November 5, 2021
3.12	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 29, 2021	Current Report on Form 8-K	November 29, 2021
3.13	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023
3.14	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023
3.15	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.16	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.17	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
3.18	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
3.19	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
3.20	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
3.21	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2024	Current Report on Form 8-K	November 15, 2024
3.22	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2024	Current Report on Form 8-K	November 15, 2024
3.23	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.24	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.25	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended	Current Report on Form 8-K	May 29, 2020
3.26	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Registration Statement on Form S-11	August 20, 2014
3.27	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units	Current Report on Form 8-K	April 15, 2015
3.28	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units	Current Report on Form 8-K	July 15, 2016

3.29	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	September 20, 2016
3.30	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	December 5, 2016
3.31	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Current Report on Form 8-K	September 5, 2019
3.32	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020	Current Report on Form 8-K	December 23, 2020
3.33	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021	Current Report on Form 8-K	March 12, 2021
4.1	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	April 3, 2017
4.2	Form of Certificate of Series B Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Registration Statement on Form S-11/A	April 23, 2014
4.3	Form of Certificate of Series D Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	September 20, 2016
4.4†	Description of Securities.
4.5	Form of Common Stock Purchase Warrant, dated March 12, 2021	Current Report on Form 8-K	March 12, 2021
4.6	Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note)	Current Report on Form 8-K	August 16, 2021
10.1	Wheeler Real Estate Investment Trust, Inc. 2015 Long-Term Incentive Plan	Current Report on Form 8-K	June 8, 2015
10.2	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan	Current Report on Form 8-K	June 16, 2016
10.3	Employment Agreement with M. Andrew Franklin	Current Report on Form 8-K	February 20, 2018.
10.4	Registration Rights Agreement, dated March 12, 2021,	Current Report on Form 8-K	March 12, 2021
10.5	Term Loan Agreement, dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	June 21, 2022
10.6	Loan Agreement, dated July 6, 2022, between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto.	Current Report on Form 8-K	July 8, 2022
10.7	Limited Recourse Indemnity Agreement made by Wheeler REIT, L.P. in favor of Guggenheim Real Estate, LLC as of October 28, 2022	Current Report on Form 8-K	October 31, 2022
10.8	Term Loan Agreement, dated October 28, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto	Current Report on Form 8-K	October 31, 2022
10.9	Term Loan Agreement, dated May 5, 2023, between Insurance Strategy Funding XXVIII, LLC and the Borrowers party thereto.	Current Report on Form 10-Q	May 9, 2023
10.10	Term Loan Agreement, dated May 18, 2023, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	May 19, 2023
10.11	Form of Director and Officer Indemnification Agreement	Registration Statement on Form S-11	September 1, 2023
10.12
Letter Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of December 5, 2023
		Current Report on Form 8-K	December 6, 2023
10.13†
Amendment to Letter Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of December 5, 2024

10.14
Excepted Holder Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P.
		Current Report on Form 8-K	December 6, 2023

10.15
Excepted Holder Amendment, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of February 5, 2024
		Current Report on Form 8-K	February 6, 2024
19.1†	Wheeler Real Estate Investment Trust, Inc. Insider Trading Policy
21.1†	Subsidiaries of Registrant.
23.1†	Consent of Cherry Bekaert LLP.
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

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Wheeler Real Estate Investment Trust, Inc. Incentive Clawback Policy.	Annual Report on Form 10-K	March 5, 2024
101.INS XBRL	Instance Document (Filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (Filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (Filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase (Filed herewith).
101.LAB	XBRL Taxonomy Extension Labels Linkbase (Filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (Filed herewith).

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
Date: March 4, 2025

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

Signature	Title	Date
/S/ M. ANDREW FRANKLIN	CEO and President	March 4, 2025
M. Andrew Franklin	(Principal Executive Officer)

/S/ CRYSTAL PLUM	Chief Financial Officer	March 4, 2025
Crystal Plum	(Principal Financial Officer and Principal Accounting Officer)

/S/ STEFANI D. CARTER	Chair of Board	March 4, 2025
Stefani D. Carter
/S/ E.J. BORRACK	Director	March 4, 2025
E.J. Borrack
/S/ ROBERT BRADY	Director	March 4, 2025
Robert Brady
/S/ KERRY G. CAMPBELL	Director	March 4, 2025
Kerry G. Campbell
/S/ REBECCA MUSSER	Director	March 4, 2025
Rebecca Musser

/S/ MEGAN PARISI	Director	March 4, 2025
Megan Parisi
/S/ DENNIS POLLACK	Director	March 4, 2025
Dennis Pollack
/S/ JOSEPH D. STILWELL	Director	March 4, 2025
Joseph D. Stilwell