Form 10-Q
period 2025-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2025-05-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer,""accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 2, 2025, there were 3,071,015 common shares, $0.01 par value per share, outstanding.

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
•changes in governmental regulations, accounting rules, tax rates and similar matters, including tariff-related measures;
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
•the effects on the trading market of our Common Stock the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split"), the one-for-three reverse stock split effected on September 19, 2024 (the "September 2024 Reverse Stock Split", the one-for-two reverse stock split effected on November 18, 2024 (the "November 2024 Reverse Stock Split" and collectively with the May 2024 Reverse Stock Split, June 2024 Reverse Stock Split and September 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”), the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split" and, together with the 2024 Reverse Stock Splits and January 2025 Reverse Stock Split, the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$129,413	$138,177
Buildings and improvements	499,693	508,957
	629,106	647,134
Less accumulated depreciation	(114,571)	(112,209)
Real estate, net	514,535	534,925

Cash and cash equivalents	19,233	42,964
Restricted cash	27,787	17,752
Receivables, net	14,864	14,692
Investment securities - related party	12,506	12,025
Assets held for sale	5,838	—
Above market lease intangibles, net	1,019	1,285
Operating lease right-of-use assets	9,180	9,235
Deferred costs and other assets, net	19,793	20,824
Total Assets	$624,755	$653,702

LIABILITIES:
Loans payable, net	$472,794	$482,609
Liabilities associated with assets held for sale	105	—
Below market lease intangibles, net	9,702	11,121
Derivative liabilities	14,295	11,985
Operating lease liabilities	10,076	10,128
Series D Preferred Stock redemptions	1,586	4,074
Accounts payable, accrued expenses and other liabilities	18,079	17,131
Total Liabilities	526,637	537,048
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	75,665	84,625
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized; 3,218,718 and 3,357,142 shares, respectively, issued and outstanding; $80.5 million and $83.9 million aggregate liquidation preference, respectively)	42,966	44,791
Common Stock ($0.01 par value, 200,000,000 shares authorized, 589,500 and 65,622 shares, respectively, issued and outstanding)	5	—
Additional paid-in capital	287,986	276,416
Accumulated deficit	(353,881)	(347,029)
Accumulated other comprehensive income	481	—
Total Shareholders’ Deficit	(21,990)	(25,369)
Noncontrolling interests	44,443	57,398
Total Equity	22,453	32,029
Total Liabilities and Equity	$624,755	$653,702
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
REVENUE:
Rental revenues	$24,181	$25,695
Other revenues	173	177
Total Revenue	24,354	25,872
OPERATING EXPENSES:
Property operations	8,937	9,050
Depreciation and amortization	6,231	6,598
Corporate general & administrative	2,732	2,746
Total Operating Expenses	17,900	18,394
Gain on disposal of properties, net	5,688	—
Operating Income	12,142	7,478
Interest income	242	63
Loss on investment securities, net	—	(106)
Interest expense	(8,093)	(7,405)
Net changes in fair value of derivative liabilities	(2,310)	(5,507)
Gain on Preferred Stock retirements	3,845	213
Other expense	(400)	(742)
Net Income (Loss) Before Income Taxes	5,426	(6,006)
Income tax expense	(26)	—
Net Income (Loss)	5,400	(6,006)
Less: Net income attributable to noncontrolling interests	1,864	2,701
Net Income (Loss) Attributable to Wheeler REIT	3,536	(8,707)
Preferred stock dividends - undeclared	(1,878)	(2,042)
Deemed distribution related to repurchase of noncontrolling interests	(8,510)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(6,852)	$(10,749)

Loss per share:
Basic and Diluted	$(22.41)	$(2,459.16)
Weighted-average number of shares:
Basic and Diluted	305,692	4,371

COMPREHENSIVE INCOME:
Net Income (Loss)	$5,400	$(6,006)

Unrealized holding gain on available for sale securities - related party	481	—
Total other comprehensive income	481	—
Comprehensive Income (Loss) Attributable to the Company	$5,881	$(6,006)
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	65,622	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	305,626	3	6,940	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	218,282	2	4,358	—	—	2,513	—	—	—	2,513
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(30)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	3,536	—	3,536	—	1,864	1,864	5,400
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	$453	3,218,718	$42,966	589,500	$5	$287,986	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2023	562	$453	3,379,142	$44,998	3,734	$—	$258,110	$(324,854)	$—	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	989	—	2,983	—	—	2,983	—	—	—	2,983
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	—	6	(6)	—	(6)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	—	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (Loss) Income	—	—	—	—	—	—	—	(8,707)	—	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	$453	3,379,142	$45,020	4,723	$—	$261,099	$(335,603)	$—	$(29,031)	$1,278	$64,845	$66,123	$37,092

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$5,400	$(6,006)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,231	6,598
Deferred financing cost amortization	708	628
Changes in fair value of derivative liabilities	2,310	5,507
Above (below) market lease amortization, net	(740)	(913)
Loss on repurchase of debt securities	—	700
Gain on preferred stock retirements	(3,845)	(213)
Unrealized loss on investment securities, net	—	106
Straight-line income	(18)	(17)
Gain on disposal of properties, net	(5,688)	—
Credit adjustments on operating lease receivables	432	(50)
Net changes in assets and liabilities:
Receivables, net	(599)	1,012
Deferred costs and other assets, net	(1,590)	(2,252)
Accounts payable, accrued expenses and other liabilities	1,839	134
Net cash provided by operating activities	4,440	5,234
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(2,077)	(4,134)
Cash received from disposal of properties	18,305	—
Net cash provided by (used in) investing activities	16,228	(4,134)
FINANCING ACTIVITIES:
Payments for deferred financing costs	—	(445)
Dividends and distributions paid on noncontrolling interest	(2,104)	(2,688)
Repurchase of noncontrolling interest	(21,196)	—
Loan proceeds	—	2,387
Loan principal payments	(10,523)	(365)
Repurchase of debt securities	—	(1,282)
Loan prepayment premium	(541)	—
Net cash used in financing activities	(34,364)	(2,393)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(13,696)	(1,293)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	60,716	39,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$47,020	$38,514

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$19,233	$17,732
Restricted cash	27,787	20,782
Cash, cash equivalents, and restricted cash	$47,020	$38,514
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At March 31, 2025, the Company owned 100% of the Operating Partnership. As of March 31, 2025, the Trust owned and operated seventy-two properties, including sixty-nine retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

Acquisition of Cedar Realty Trust

On August 22, 2022, the Company completed a merger transaction (the "Cedar Acquisition") with Cedar Realty Trust, Inc. ("Cedar"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Cedar’s outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred Stock") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred Stock") remain outstanding and continue to trade on the NYSE. As a result, Cedar became a subsidiary of the Company. Cedar's assets are held by, and its operations are conducted through, its operating partnership, Cedar Realty Trust Partnership, LP.

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect our May 2024 Reverse Stock Split, June 2024 Reverse Stock Split, September 2024 Reverse Stock Split, November 2024 Reverse Stock Split, January 2025 Reverse Stock Split and March 2025 Reverse Stock Split, which took effect on May 16, 2024, June 27, 2024, September 19, 2024, November 18, 2024, January 27, 2025 and March 26, 2025, respectively. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Three Months Ended March 31,
	2025	2024
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$4,358	$—
Accretion of Preferred Stock discounts	22	22
Redemption of Series D Preferred Stock to Common Stock	6,940	2,983
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	1,817	3,161
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$239	$204
Cash paid for interest, excluding loan prepayment premium	6,330	6,226

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million for the three months ended March 31, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.7 million for the three months ended March 31, 2024, which primarily consisted of capital structure costs, including the Company's repurchase of Convertible Notes.

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

The Company’s depreciation expense on investment properties for the three months ended March 31, 2025 and 2024 totaled $4.6 million and $4.6 million, respectively.

Assets Held for Sale and Dispositions

At March 31, 2025, assets held for sale include Devine Street, as the Company has committed to a plan to sell the property. There were no assets held for sale as of December 31, 2024.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	March 31, 2025	December 31, 2024
Real estate, net	$5,418	$—
Deferred costs and other assets, net	420	—
Total assets held for sale	$5,838	$—

	March 31, 2025	December 31, 2024
Below market lease intangibles, net	$105	$—
Total liabilities associated with assets held for sale	$105	$—

The following properties were sold during the three months ended March 31, 2025 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue	$3,000	$80	$2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907
There were no property sales during the three months ended March 31, 2024.

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

A portion of SAI's underlying investments are in the Company's own equity and debt securities. At December 31,
2024 and 2023, approximately 38.0% and 32.5% of SAI's underlying investments were in the Company's own equity and debt securities, respectively, and approximately 6.2% and 6.9% were in the equity securities of the Company’s consolidated subsidiary, respectively.

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

The Company’s SAI investment continues to be measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. Effective in the first quarter of 2025, the Company voluntarily changed its accounting policy for unrealized holding gains and losses from the Company's SAI investment. Under the new accounting policy the unrealized gains/(losses) are recorded through other comprehensive income and continue to be presented net of investment fees as noted above. This change in accounting policy has been applied prospectively.

As of March 31, 2025, the net asset value of the Company’s SAI investment was $12.5 million. For the three months ended March 31, 2025, the Company recorded $0.5 million through other comprehensive income, this is net of investment fees as noted above. For the three months ended March 31, 2024, the loss on investment securities was $0.1 million, net of investment fees as noted above.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	March 31, 2025	December 31, 2024
Leases in place, net	$8,558	$10,365
Lease origination costs, net	6,154	6,623
Ground lease sandwich interest, net	777	845
Legal and marketing costs, net	146	174
Tenant relationships, net	82	156
Prepaid expenses	4,076	2,661
Total	$19,793	$20,824
As of March 31, 2025 and December 31, 2024, the Company’s intangible accumulated amortization totaled $69.8 million and $70.7 million, respectively. During the three months ended March 31, 2025 and 2024, the Company’s intangible amortization expense totaled $1.6 million and $2.0 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2025	December 31, 2024
Winslow Plaza	$24,295	4.82%	December 2025	$4,228	$4,250
Tuckernuck	$32,202	5.00%	March 2026	4,580	4,619
Timpany Plaza	$79,858	7.27%	September 2028	11,497	11,527
Village of Martinsville	$89,664	4.28%	July 2029	14,197	14,313
Laburnum Square	$37,842	4.28%	September 2029	7,593	7,625
Rivergate (1)	$100,222	4.25%	September 2031	16,971	17,091
Convertible Notes	Interest only	7.00%	December 2031	30,865	30,865
June 2022 Term Loan	Interest only	4.25%	July 2032	73,966	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.25%	November 2032	100,441	109,571
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
May 2023 Term Loan 1	Interest only	6.19%	June 2033	61,100	61,100
May 2023 Term Loan 2	Interest only	6.24%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.80%	July 2034	25,500	25,500
Total Principal Balance				489,008	499,531
Unamortized deferred financing cost				(16,214)	(16,922)
Total Loans Payable, net (3)				$472,794	$482,609

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) As of March 31, 2025, the Company was in compliance with its financial covenants as it relates to certain loans included in the table above.

October 2022 Cedar Term Loan Paydown

On October 28, 2022, Cedar entered into a term loan agreement with Guggenheim Real Estate, LLC, for $110.0 million at a fixed rate of 5.25% with interest-only payments due monthly (the "October 2022 Cedar Term Loan"). On February 11, 2025, the Company made a $9.1 million principal payment on the October 2022 Cedar Term Loan with the sale of Webster Commons, as detailed in Note 3, and paid a $521 thousand loan prepayment premium.

June 2022 Term Loan Paydown

On June 17, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC, for $75.0 million at a fixed rate of 4.25% with interest-only payments due monthly (the “June 2022 Term Loan”). On March 6, 2025, the Company made a $1.0 million principal payment on the June 2022 Term Loan with the sale of South Lake, as detailed in Note 3, and paid a $20 thousand loan prepayment premium.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of March 31, 2025 are as follows (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

For the remaining nine months ending December 31, 2025	$5,594
December 31, 2026	6,450
December 31, 2027	2,876
December 31, 2028	16,671
December 31, 2029	25,035
December 31, 2030	6,067
Thereafter	426,315
Total principal repayments and debt maturities	$489,008

Convertible Notes

Interest related to the Convertible Notes was $0.5 million and $0.5 million during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the conversion price for the Convertible Notes was approximately $4.56 per share of the Company’s Common Stock (approximately 5.48 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2025 and December 31, 2024, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $459.4 million and $451.0 million, respectively, and the carrying value of such loans, was $446.2 million and $456.1 million, respectively.

The fair value of the Convertible Notes was estimated using available market information. As of March 31, 2025, and December 31, 2024, the fair value of the Convertible Notes, which were determined to be Level 1 within the fair value hierarchy, was $226.4 million and $179.6 million, respectively, and the carrying value, was $26.6 million and $26.5 million, respectively.

7. Derivative Liabilities

Fair Value of Warrants

The Company utilized the Black-Scholes valuation method to calculate the fair value of the warrants noted below. Significant observable and unobservable inputs include stock price, conversion price, risk-free rate, term, likelihood of an event of contractual conversion and expected volatility. The Black-Scholes valuation method simulation is a Level 3 fair value technique because it requires the development of significant internal assumptions in addition to observable market indicators. The warrants noted below contain terms and features that give rise to derivative liability classification.

Warrants to purchase shares of Common Stock are as follows:

			Exercise Price
Warrant Name	Warrants	Expiration Date	March 31, 2025	December 31, 2024
Wilmington Warrant Tranche A	4	3/12/2026	$3,337	$3,337
Wilmington Warrant Tranche B	3	3/12/2026	4,005	4,005
Wilmington Warrant Tranche C	1	3/12/2026	6,675	6,675

In measuring the warrant liability, the Company used the following inputs:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	March 31, 2025	December 31, 2024
Common Stock price	$3.16	$3.37 (1)
Weighted average contractual term to maturity (years)	1.0 years	1.2 years
Expected market volatility %	271.48%	258.05%
Risk free interest rate	4.03%	4.21%
(1) Common stock price as of December 31, 2024 and was not restated for any subsequent stock splits.

Fair Value of Conversion Features Related to Convertible Notes

The Company identified certain embedded derivatives related to the conversion features of the Convertible Notes. In accordance with ASC 815-40, Derivatives and Hedging Activities, the embedded conversion options contained within the Convertible Notes were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through each reporting date. The Company utilized a binomial lattice model to calculate the fair value of the embedded derivatives. Significant observable and unobservable inputs include conversion price, stock price, dividend rate, expected volatility, risk-free rate, optional conversion price and term. The binomial lattice model is a Level 3 fair value technique because it requires the development of significant internal assumptions in addition to observable market indicators.

In measuring the embedded derivative liability, the Company used the following inputs:

	March 31, 2025	December 31, 2024
Conversion price (1)	$2.42	$2.22 (2)
Common Stock price	$3.16	$3.37 (2)
Contractual term to maturity (years)	6.8 years	7.0 years
Expected market volatility %	255.00%	185.00%
Risk-free interest rate	4.10%	4.50%
Traded WHLRL price, % of par	733.44%	582.00%
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

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Balance at the beginning of period	$11,985	$3,653
Changes in fair value - Warrants	—	9
Changes in fair value - Convertible Notes	2,310	8,323
Balance at end of period	$14,295	$11,985

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2025 and 2024, the weighted average remaining lease term of our leases was 35 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

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

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Eastern District of Virginia. On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserts the Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that the Defendants should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the directors and officer Defendants. On June 10, 2024, the individual Defendants and the other parties filed motions to dismiss the complaint. On September 13, 2024, the District Court issued an opinion (i) granting the directors’ motion to dismiss the derivative claims, finding no demand was made and that demand would not have been futile; (ii) granting the motion to dismiss the unjust enrichment claim against the directors based on a failure to plead facts supporting the elements of such a claim, and (ii) denying the motions to dismiss on all other grounds. At this juncture, discovery is ongoing and the outcome of the litigation remains uncertain.

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their fiduciary duties to Cedar's preferred stockholders through the Cedar Acquisition. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the “Kim Action”), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. Neither the Company nor Cedar have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Cedar Directors. On May 2, 2025, the Former Cedar Directors moved to dismiss the Aquino Action. At this juncture, the outcome of the litigation remains uncertain.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of March 31, 2025 and December 31, 2024, the Company’s allowance for uncollectible tenant receivables totaled $0.9 million and $1.0 million, respectively. At March 31, 2025 and December 31, 2024, there were $9.3 million and $8.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Base rent	$17,357	$18,438
Tenant reimbursements - variable lease revenue	5,985	5,822
Above (below) market lease amortization, net	740	913
Straight-line rents	399	370
Percentage rent - variable lease revenue	132	102
Lease termination fees	5	9
Other	168	168
Total	24,786	25,822
Credit adjustments on operating lease receivables	(432)	50
Total	$24,354	$25,872

10. Equity and Mezzanine Equity

Reverse Stock Splits

On March 5, 2024, in accordance with the Maryland General Corporation Law, our Board of Directors declared the Reverse Stock Splits advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the Reverse Stock Splits at the annual meeting held on May 6, 2024.

The January 2025 Reverse Stock Split and March 2025 Reverse Stock Split were effective on January 27, 2025 and March 26, 2025, respectively, at the reverse stock split ratios of one-for-four and one-for-five, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with either reverse stock split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions:

•On January 7, 2025, the Company agreed to issue 400 shares of its Common Stock to one unaffiliated holder of its securities in exchange for 1,000 shares of its Series D Preferred Stock and 1,000 shares of its Series B Preferred Stock.
•On January 16, 2025, the Company agreed to issue 53,560 shares of its Common Stock in the aggregate to six unaffiliated holders of the Company’s securities in exchange for a total of 82,400 shares of its Series D Preferred Stock and a total of 82,400 shares of its Series B Preferred Stock.
•On March 4, 2025, the Company agreed to issue 164,322 shares of its Common Stock in the aggregate to two unaffiliated holders of the Company’s securities in exchange for a total of 54,774 shares of its Series D Preferred Stock and a total of 54,774 shares of its Series B Preferred Stock.

The settlement of each of these transactions occurred on or before the next business day after each exchange. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Series D Preferred Stock - Redeemable Preferred Stock

At March 31, 2025 and December 31, 2024, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $77.3 million and $88.7 million in aggregate liquidation value, respectively.

On a monthly basis, each holder of the Series D Preferred Stock may, at such holder's option, request that the Company redeem any or all of such holder's shares (each redemption date, a "Holder Redemption Date") at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option.

During the three months ended March 31, 2025, the Company processed redemptions for an aggregate of 193,951 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 305,626 shares of Common Stock in settlement of an aggregate redemption price of approximately $7.8 million. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At March 31, 2025, the Company had received requests to redeem 38,990 shares of Series D Preferred Stock with respect to the April 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at March 31, 2025 and the liquidation value associated with these shares of $1.6 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2024	2,236,046	$84,625
Series D Preferred Stock redemptions (1)	(193,951)	(5,274)
Preferred Stock exchanges	(138,174)	(5,542)
Undeclared dividends	—	1,856
Balance March 31, 2025	1,903,921	$75,665
(1) The value is net of the April 2025 Holder Redemption Date redemption liquidation value of $1.6 million, which is represented as a liability; however, the corresponding 38,990 shares have not been adjusted for as they remained outstanding at March 31, 2025.

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Series D Preferred Stock redemptions	(84,561)	(2,826)
Undeclared dividends	—	2,020
Balance March 31, 2024	2,505,897	$95,899

During three months ended March 31, 2025 and 2024, the Company realized a gain on Preferred Stock retirements of $3.8 million and $0.2 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions and exchanges of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions.

Noncontrolling Interests - Consolidated Subsidiary

During the three months ended March 31, 2025, Cedar repurchased and retired 1,301,159 shares of Cedar Series C Preferred Stock in two tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $21.2 million at an average price of $16.29 per share, representing a premium of $6.54 per share to the carrying value . The

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

repurchase of the noncontrolling interests caused the recognition of $8.5 million deemed distributions during the three months ended March 31, 2025. There were no repurchases of noncontrolling interests in the three months ended March 31, 2024.

On March 21, 2025, Cedar extended its tender offer to purchase Cedar Series B Preferred Stock and increased the aggregate amount of shares that could be purchased thereunder by $10.0 million, such that up to 563,380 shares of Cedar Series B Preferred Stock could be purchased (the "February 2025 Cedar Series B Offer"). See Note 13 for additional details.

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

	March 31, 2025
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	3,218,718	14
Series D Preferred Stock	1,903,921	9,306,274
Warrants to purchase Common Stock	—	8
Convertible Notes	—	6,761,314

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the three months ended March 31, 2025	$1,856	$0.97

For the three months ended March 31, 2024	$2,020	$0.81

The total cumulative dividends in arrears for Series D Preferred Stock is $29.6 million as of March 31, 2025 ($15.57 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 14.75% and 12.75%, as of March 31, 2025 and 2024, respectively. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the three months ended March 31, 2025 and 2024.

11. Segment Reporting

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

The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income (in thousands, unaudited):

	Three Months Ended March 31,
	2025	2024
Revenues	$24,354	$25,872
Operating expenses:
Property operating expenses	(5,232)	(5,068)
Real estate and other property-related taxes and insurance	(3,705)	(3,982)
Total	(8,937)	(9,050)
NOI	$15,417	$16,822

	Three Months Ended March 31,
	2025	2024
NOI	$15,417	$16,822
Add (deduct):
Depreciation and amortization	(6,231)	(6,598)
Corporate general & administrative	(2,732)	(2,746)
Gain on disposal of properties, net	5,688	—
Operating income	$12,142	$7,478

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three months ended March 31, 2025 and 2024, Cedar paid the Company $0.5 million and $0.3 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	March 31, 2025 (2)	December 31, 2024 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	396	634
Leasing commissions	673	548
Sales commissions	488	343
Cost Sharing Agreement allocations (1)	876	800
Total	$9,599	$9,491

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Investment securities - related party

The Company has investments held with SAI, a related party. For the three months ended March 31, 2025 and 2024 the investment fees described in Note 4 were $52 thousand and $27 thousand, respectively, and included within other comprehensive income. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 62,060 shares of Series D Preferred Stock subsequent to March 31, 2025. Accordingly, the Company has issued 1,218,287 shares of Common Stock in settlement of an aggregate redemption price of approximately $2.5 million.

Noncontrolling Interests - Consolidated Subsidiary

On April 4, 2025, the Company accepted for purchase 592,372 shares of Cedar Series B Preferred Stock that were properly tendered and not properly withdrawn, which included 28,992 shares that the Company elected to purchase pursuant to its ability to purchase up to an additional 2% of its outstanding Cedar Series B Preferred Stock. The aggregate purchase price for the Cedar Series B Preferred Stock purchased in the February 2025 Cedar Series B Offer was approximately $10.5 million, excluding related fees and expenses.

April 2025 Cedar Bridge Loan

On April 4, 2025, Cedar entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Cedar Bridge Loan"). The interest rate under the April 2025 Cedar Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity on January 4, 2026. The April 2025 Cedar Bridge Loan is guaranteed by both Cedar and the Operating Partnership, with the guarantee secured by $10.0 million of the Operating Partnership's cash pledged as collateral. The Company may extend the term of the April 2025 Cedar Bridge Loan, at the Company's option, for one three-month period, subject to customary conditions.

Exchange of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for its Preferred Stock in the following transactions:

•On April 10, 2025, the Company agreed to issue 1,437,800 shares of its Common Stock to two unaffiliated holders of its securities in the aggregate in exchange for a total of 102,700 shares of its Series D Preferred Stock and a total of 102,700 shares of its Series B Preferred Stock.
•On April 25, 2025, the Company agreed to issue an aggregate of 600,000 shares of its Common Stock to two unaffiliated holders of its securities in exchange for a total of 20,000 shares of its Series D Preferred Stock and 20,000 shares of its Series B Preferred Stock.

The settlement of each of these transactions occurred on or before two business days after each exchange. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

Amscot Building Sale

On May 1, 2025 the Company completed the sale of Amscot Building, located in Tampa, Florida, for the contract price of $0.6 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K. All share and share-related information presented reflect our May 2024 Reverse Stock Split, June 2024 Reverse Stock Split, September 2024 Reverse Stock Split, November 2024 Reverse Stock Split, January 2025 Reverse Stock Split and March 2025 Reverse Stock Split which took effect on May 16, 2024, June 27, 2024, September 19, 2024, November 18, 2024, January 27, 2025 and March 26, 2025, respectively. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations and intentions as further described under the caption above entitled "Cautionary Statement on Forward-Looking Statements." Our actual results or other events and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the caption above entitled "Cautionary Statement on Forward-Looking Statements." These forward-looking statements are not historical facts but are the intent, belief or current expectations of our management based on its knowledge and understanding of our business and industry.

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the Company acquired Cedar Realty Trust. As a result of that acquisition, Cedar became a subsidiary of the Company.

As of March 31, 2025, the Company, through the Operating Partnership, owned and operated seventy-two properties, including sixty-nine retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 45%, 44% and 11% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
March 13, 2025	Oregon Avenue - Philadelphia, Pennsylvania	$3,000	$80	$2,765
March 6, 2025	South Lake - Lexington, South Carolina	1,900	(1,010)	1,633
February 11, 2025	Webster Commons - Webster, Massachusetts	14,500	6,618	13,907

Assets Held for Sale

As of March 31, 2025, Devine Street, located in Columbia, South Carolina has been classified as an "asset held for sale" in the accompanying condensed consolidated balance sheet.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the three months ended March 31, 2025, the Company has exchanged an aggregate amount of 218,282 shares of its Common Stock to unaffiliated holders of its securities for a total of 138,174 shares of its Series B Preferred Stock and a total of 138,174 shares of its Series D Preferred Stock. The Company intends to continue to opportunistically exchange shares of its

Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

Series D Preferred Stock - Redemptions

During the three months ended March 31, 2025, the Company processed redemptions of an aggregate of 193,951 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 305,626 shares of Common Stock in settlement of an aggregate redemption price of approximately $7.8 million.

At March 31, 2025, the Company had received requests to redeem 38,990 shares of Series D Preferred Stock with respect to the April 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at March 31, 2025 and the liquidation value associated with these shares of $1.6 million is presented as a liability in the accompanying condensed consolidated balance sheet.

Convertible Notes

As of March 31, 2025, the Conversion Price for the Convertible Notes was approximately $4.56 per share of the Company’s Common Stock (approximately 5.48 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Noncontrolling Interests - Consolidated Subsidiary
During the three months ended March 31, 2025, Cedar had two tender offers expire, resulting in Cedar repurchasing and retiring 1,301,159 shares of Cedar Series C Preferred Stock. On March 21, 2025, the February 2025 Cedar Series B Offer was extended and expired on April 4, 2025 resulting in Cedar repurchasing and retiring 592,372 shares of Cedar Series B Preferred Stock. See Liquidity and Capital Resources below, and Note 10 and Note 13 to the accompanying condensed consolidated financial statements.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three months ended March 31, 2025 and 2024, Cedar paid the Company $0.5 million and $0.3 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $9.6 million and $9.5 million as of March 31, 2025 and December 31, 2024, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

As of March 31, 2025, the net asset value of the Company’s SAI investment was $12.5 million which includes $10.5 million from prior subscriptions and there were no additional subscriptions in 2025. For the three months ended March 31, 2025 and 2024 the investment fees were $52 thousand and $27 thousand, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At March 31, 2025, the Company had accumulated undeclared dividends of $29.6 million ($15.57 per share) to holders of shares of our Series D Preferred Stock of which $1.9 million ($0.97 per share) is attributable to the three months ended March 31, 2025.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended March 31,
	2025	2024
Renewals(1):
Leases renewed with rate increase (sq feet)	221,911	91,382
Leases renewed with rate decrease (sq feet)	—	4,000
Leases renewed with no rate change (sq feet)	51,668	31,800
Total leases renewed (sq feet)	273,579	127,182

Leases renewed with rate increase (count)	38	28
Leases renewed with rate decrease (count)	—	1
Leases renewed with no rate change (count)	2	2
Total leases renewed (count)	40	31

Option exercised (count)	9	5

Weighted average on rate increases (per sq foot)	$1.56	$1.11
Weighted average on rate decreases (per sq foot)	$—	$(0.13)
Weighted average rate (per sq foot)	$1.26	$0.79

Weighted average change over prior rates	12.5%	5.9%

New Leases(1) (2):
New leases (sq feet)	68,502	38,054
New leases (count)	8	14
Weighted average rate (per sq foot)	$12.56	$13.82

Weighted average change of new leases over prior rates	38.1%	1.1%
(1)    Lease data presented is based on average rate per square foot over the renewed or new lease term.
(2)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Changes
	2025	2024	Dollars	Percent
Revenues	$24,354	$25,872	$(1,518)	(5.9)%
Property operating expense	(8,937)	(9,050)	113	1.2%
Property operating income	15,417	16,822	(1,405)
Depreciation and amortization	(6,231)	(6,598)	367	5.6%
Corporate general & administrative	(2,732)	(2,746)	14	0.5%
Gain on disposal of properties, net	5,688	—	5,688	n/a
Interest income	242	63	179	284.1%
Loss on investment securities, net	—	(106)	106	n/a
Interest expense	(8,093)	(7,405)	(688)	(9.3)%
Net changes in fair value of derivative liabilities	(2,310)	(5,507)	3,197	58.1%
Gain on Preferred Stock retirements	3,845	213	3,632	1,705.2%
Other expense	(400)	(742)	342	46.1%
Income tax expense	(26)	—	(26)	n/a
Net Income (Loss)	$5,400	$(6,006)	$11,406

Revenues were lower primarily as a result of (1) a decrease of $1.6 million in rental revenues and expense recoveries, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.1 million in market lease amortization and straight line rent, partially offset by (3) an increase of $0.2 million in rental revenues and expense recoveries, net of credit adjustments on operating lease receivables, attributable to same center properties.

Property Operating expenses were lower primarily as a result of (1) a decrease of $0.3 million in real estate taxes, and (2) a decrease of $0.1 million in repairs and maintenance, partially offset by (3) an increase of $0.3 million in grounds and landscaping primarily due to an increase in snow removal.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024 and 2025.

Corporate general and administrative expenses were relatively flat.

Interest expense increased 9.3%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended March 31,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,324	$4,201	$123	2.9%
Convertible Notes interest (1)	540	543	(3)	(0.6)%
Loan prepayment premium	541	—	541	n/a
Amortization of deferred financing costs	708	628	80	12.7%
Property debt interest - Cedar	1,980	2,033	(53)	(2.6)%
Total Interest Expense	$8,093	$7,405	$688	9.3%
(1) Includes the fair value adjustment for the paid-in-kind interest.

The above increase in property debt interest inclusive of Cedar debt was $0.1 million a result of (1) an increase of $0.1 million due to an increase in the overall average interest rate, partially offset by (2) a decrease in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $2.3 million loss for the three months ended March 31, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes, which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on Preferred Stock retirements is a result of the fair market value of the Common Stock issued on redemptions and exchanges of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the three months ended March 31, 2025 and 2024, the Company realized a gain of $3.8 million and $0.2 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in these transactions being less than the carrying value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million for the three months ended March 31, 2025,which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.7 million for the three months ended March 31, 2024, which primarily consisted of capital structure costs to repurchase Convertible Notes.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended March 31,
	2025	2024

	(in thousands, unaudited)
Operating Income	$12,142	$7,478
Add (deduct):
Gain on disposal of properties, net	(5,688)	—
Corporate general & administrative	2,732	2,746
Depreciation and amortization	6,231	6,598
Straight-line rents	(399)	(370)
Above (below) market lease amortization, net	(740)	(913)
Other non-property revenue	(3)	(3)
NOI related to properties not defined as same-property	27	(905)
Same-Property Net Operating Income	$14,302	$14,631

Total Same-Property NOI was $14.3 million and $14.6 million for the three months ended March 31, 2025 and 2024, respectively, representing a decrease of 2.2% due to a 6.9% increase in property expenses, partially offset by a 1.0% increase in property revenue.

Funds from Operations

We use funds from operations ("FFO"), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts ("Nareit") in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by Nareit, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate-related depreciation and amortization (excluding amortization of loan origination costs), plus impairment of real estate-related long-lived assets and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

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

A reconciliation of net income (loss) to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$5,400	$(6,006)
Depreciation and amortization of real estate assets	6,231	6,598
Gain on disposal of properties, net	(5,688)	—
FFO	5,943	592
Preferred stock dividends - undeclared	(1,878)	(2,042)
Dividends on noncontrolling interests preferred stock	(1,864)	(2,688)
Preferred stock accretion adjustments	22	22
FFO available to common stockholders and common unitholders	2,223	(4,116)
Other non-recurring and non-cash expenses	541	—
Loss on investment securities, net	—	106
Net changes in fair value of derivative liabilities	2,310	5,507
Gain on Preferred Stock retirements	(3,845)	(213)
Straight-line rental revenue, net straight-line expense	(417)	(387)
Deferred financing cost amortization	708	628
Above (below) market lease amortization, net	(740)	(913)
Recurring capital expenditures tenant improvement reserves	(376)	(407)
AFFO	$404	$205

Weighted Average Common Shares	305,692	4,371
FFO per Common Share	$7.27	$(941.66)
AFFO per Common Share	$1.32	$46.90

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.5 million for the three months ended March 31, 2025, a result of loan prepayment premiums. There were no other non-recurring expenses for the three months ended March 31, 2024.

Macroeconomic Considerations

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

Fluctuations in interest rates and recent governmental tariff-related measures could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of inflation and interest rate changes have had and may continue to have impacts on our business. Changes in tariffs could lead to construction cost variances for the Company, additional tenant costs, which may affect rental rates, and shifts in tenant mix that may impact the Company's operating income.

Liquidity and Capital Resources

At March 31, 2025, our consolidated cash, cash equivalents and restricted cash totaled $47.0 million compared to consolidated cash, cash equivalents and restricted cash of $38.5 million at March 31, 2024. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Three Months Ended March 31,		Changes
	2025	2024	Dollars	Percent
Operating activities	$4,440	$5,234	$(794)	(15.2)%
Investing activities	16,228	(4,134)	20,362	492.5%
Financing activities	(34,364)	(2,393)	(31,971)	(1336.0)%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $4.8 million and $6.3 million for 2025 and 2024, respectively, primarily due to (1) a $0.9 million decrease in NOI related to properties not defined as same-property, (2) a $0.3 million decrease in Same-Property NOI and (3) a $0.1 increase in cash paid for interest expense, (4) a $0.5 increase in loan prepayment premium, partially offset by (5) a $0.3 decrease in other expense.

Investing Activities

Our cash flows from investing activities increased $20.4 million, primarily due to (1) the proceeds from the sale of three properties sold in 2025 compared to no property sales during the three months ended March 31, 2024 and (2) the decrease in capital expenditures of $2.1 million.

Financing Activities

Our cash flows used in financing activities were $34.4 million for the three months ended March 31, 2025, compared to cash flows used in financing activities of $2.4 million for the comparable period in 2024.

Financing activities during the three months ended March 31, 2025 primarily consisted of:

Cash outflows:
•$21.2 million repurchase of noncontrolling interests;
•$9.1 million payment on October 2022 Cedar Term Loan related to the sale of Webster Commons;
•$2.1 million for distributions paid on noncontrolling interests;
•$1.0 million payment on June 2022 Term Loan related to the sale of South Lake;
•$0.5 million for loan prepayment premium; and
•$0.4 million scheduled loan principal payments on debt.

Financing activities during the three months ended March 31, 2024 primarily consisted of:

Cash inflows:
•$1.4 million draw on Cedar Revolving Credit Agreement; and
•$1.0 million draw on Timpany Plaza loan.

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

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
	(unaudited)
Fixed-rate notes	$489,008	$499,531
Total debt	$489,008	$499,531

The weighted average interest rate and term of our fixed-rate debt were 5.54% and 7.3 years, respectively, at March 31, 2025. The weighted average interest rate and term of our fixed-rate debt were 5.43% and 7.9 years, respectively, at March 31, 2024. As of March 31, 2025, the Company has $10.5 million of debt maturing during the twelve months ending March 31, 2026. On April 4, 2025, Cedar entered into the April 2025 Bridge Loan for $10.0 million with a maturity date of January 4, 2026. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended March 31, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests, including through the February 2025 Cedar Series B Offer.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2025 are $10.5 million in principal and regularly scheduled payments due in the twelve months ended March 31, 2026 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $5.0 million outstanding construction commitments at March 31, 2025.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $19.2 million in cash and cash equivalents at March 31, 2025;
•had $27.8 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and $10.0 million to secure the April 2025 Cedar Bridge Loan at March 31, 2025; and
•intends to use cash generated from operations during the twelve months ending March 31, 2026.

In 2024 and through the 2025 expiration of the February 2025 Cedar Series B Offer, the Company has repurchased a total of 2,092,465 shares of Cedar Series C Preferred Stock and 592,372 shares of Cedar Series B Preferred Stock for a total purchase price of approximately $42.4 million, excluding fees and expenses. These repurchases were funded through asset sales and the April 2025 Cedar Bridge Loan. The shares purchased in the February 2025 Cedar Series B Offer represented approximately 41% of the issued and outstanding Cedar Series B Preferred Stock as of April 8, 2025 and will reduce future annual dividend payments by $1.1 million. The Cedar shares purchased in 2024 and through the three months ended March 31, 2025 reduced the Series C Preferred Stock outstanding by 42% from the Cedar Acquisition date and will reduce future annual dividend payments by $3.4 million. The Company intends to continue repurchasing its Cedar Series B Preferred Stock and Cedar Series C Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability and optimize its capital allocation.

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

Series D Preferred Stock

As of March 31, 2025, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $47.7 million, with aggregate accrued and unpaid dividends in the amount of approximately $29.6 million, for a total liquidation value of $77.3 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2025 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, the Company issued an aggregate of 218,282 shares of its Common Stock to unaffiliated holders of the Company’s securities in exchange for 138,174 shares of the Company’s Series D Preferred Stock and 138,174 shares of the Company's Series B Preferred Stock. The settlement of these transactions occurred on or before the next business day after each exchange. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled.

The Company issued the Common Stock in these exchange transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with an existing holder of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

All of the foregoing issuances of Common Stock were made to accredited investors.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of May 4, 2025, the Company had accumulated undeclared dividends of $29.6 million to holders of shares of our Series D Preferred Stock, of which $1.9 million are attributable to the three months ended March 31, 2025.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2025