Form 10-Q
period 2025-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2025-08-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 1, 2025, there were 1,280,584 common shares, $0.01 par value per share, outstanding.

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
•our ability to hire, develop and/or retain talent;
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
•our ability to repurchase noncontrolling interests and the price and timing of such repurchases;
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
•the effects on the trading market of our Common Stock the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split"), the one-for-three reverse stock split effected on September 19, 2024 (the "September 2024 Reverse Stock Split"), the one-for-two reverse stock split effected on November 18, 2024 (the "November 2024 Reverse Stock Split" and collectively with the May 2024 Reverse Stock Split, June 2024 Reverse Stock Split and September 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”), the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"; together with the January 2025 Reverse Stock Split and March 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"; together with the 2024 Reverse Stock Splits, the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$128,776	$138,177
Buildings and improvements	499,292	508,957
	628,068	647,134
Less accumulated depreciation	(117,381)	(112,209)
Real estate, net	510,687	534,925

Cash and cash equivalents	28,065	42,964
Restricted cash	30,012	17,752
Receivables, net	15,726	14,692
Investment securities - related party	13,767	12,025
Above market lease intangibles, net	912	1,285
Operating lease right-of-use assets	8,842	9,235
Deferred costs and other assets, net	17,937	20,824
Total Assets	$625,948	$653,702

LIABILITIES:
Loans payable, net	$477,311	$482,609
Below market lease intangibles, net	8,909	11,121
Derivative liabilities	20,722	11,985
Operating lease liabilities	9,711	10,128
Series D Preferred Stock redemptions	472	4,074
Accounts payable, accrued expenses and other liabilities	17,172	17,131
Total Liabilities	534,297	537,048
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	72,257	84,625
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized; 3,096,018 and 3,357,142 shares, respectively, issued and outstanding; $77.4 million and $83.9 million aggregate liquidation preference, respectively)	41,350	44,791
Common Stock ($0.01 par value, 200,000,000 shares authorized, 1,094,686 and 9,371 shares, respectively, issued and outstanding)	10	—
Additional paid-in capital	296,900	276,416
Accumulated deficit	(358,927)	(347,029)
Accumulated other comprehensive income	1,742	—
Total Shareholders’ Deficit	(18,472)	(25,369)
Noncontrolling interests	37,866	57,398
Total Equity	19,394	32,029
Total Liabilities and Equity	$625,948	$653,702
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE:
Rental revenues	$25,656	$25,894	$49,837	$51,589
Other revenues	445	423	618	600
Total Revenue	26,101	26,317	50,455	52,189
OPERATING EXPENSES:
Property operations	7,741	8,703	16,678	17,802
Depreciation and amortization	5,778	6,373	12,009	12,971
Corporate general & administrative	2,817	2,602	5,549	5,299
Total Operating Expenses	16,336	17,678	34,236	36,072
Gain on disposal of properties, net	5,189	2,883	10,877	2,883
Operating Income	14,954	11,522	27,096	19,000
Interest income	202	60	444	123
Gain on investment securities, net - related party	—	294	—	188
Interest expense	(8,692)	(8,778)	(16,785)	(16,183)
Net changes in fair value of derivative liabilities	(6,427)	(4,968)	(8,737)	(10,475)
Loss on conversion of Convertible Notes	(902)	—	(902)	—
Gain on preferred stock redemptions	228	—	1,046	213
Other expense	(363)	(487)	(763)	(1,229)
Net (Loss) Income Before Income Taxes	(1,000)	(2,357)	1,399	(8,363)
Income tax expense	—	(1)	(26)	(1)
Net (Loss) Income	(1,000)	(2,358)	1,373	(8,364)
Less: Net income attributable to noncontrolling interests	1,447	2,698	3,311	5,399
Net Loss Attributable to Wheeler REIT	(2,447)	(5,056)	(1,938)	(13,763)
Preferred stock dividends - undeclared	(1,632)	(2,022)	(3,510)	(4,064)
Deemed contribution (distribution) related to preferred stock redemption value	553	(710)	553	(710)
Deemed contribution related to preferred stock exchanges	2,491	—	5,518	—
Deemed distribution related to repurchase of noncontrolling interests	(4,011)	—	(12,521)	—
Net Loss Attributable to Wheeler REIT Common Shareholders	$(5,046)	$(7,788)	$(11,898)	$(18,537)

Loss per share:
Basic and Diluted	$(9.45)	$(11,554.90)	$(41.01)	$(28,562.40)
Weighted-average number of shares:
Basic and Diluted	533,806	674	290,090	649

COMPREHENSIVE INCOME (LOSS):
Net (Loss) Income	$(1,000)	$(2,358)	$1,373	$(8,364)

Unrealized holding gain on available for sale securities - related party	1,261	—	1,742	—
Total other comprehensive income	1,261	—	1,742	—
Comprehensive Income (Loss) Attributable to the Company	$261	$(2,358)	$3,115	$(8,364)
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	9,371	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	43,660	—	6,943	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	31,183	—	4,360	3,027	—	5,540	—	—	—	5,540
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(4)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	509	—	509	—	1,864	1,864	2,373
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	453	3,218,718	42,966	84,210	—	287,991	(353,881)	481	(21,990)	—	44,443	44,443	22,453
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of debt to Common Stock	—	—	—	—	536,477	5	2,410	—	—	2,415	—	—	—	2,415
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	182,911	2	2,351	—	—	2,353	—	—	—	2,353
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	553	—	553	—	—	—	553
Common stock issued in exchange for Preferred Stock	—	—	(122,700)	(1,638)	291,114	3	4,148	2,491	—	5,004	—	—	—	5,004
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(26)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,011)	—	(4,011)	—	(6,577)	(6,577)	(10,588)
Dividends and distributions	—	—	—	—	—	—	—	(1,632)	—	(1,632)	—	(1,447)	(1,447)	(3,079)
Net (loss) income	—	—	—	—	—	—	—	(2,447)	—	(2,447)	—	1,447	1,447	(1,000)
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,261	1,261	—	—	—	1,261
Balance, June 30, 2025	562	$453	3,096,018	$41,350	1,094,686	$10	$296,900	$(358,927)	$1,742	$(18,472)	$—	$37,866	$37,866	$19,394

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2023	562	$453	3,379,142	$44,998	533	$—	$258,110	$(324,854)	$—	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	141	—	2,983	—	—	2,983	—	—	—	2,983
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	—	6	(6)	—	(6)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	—	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (loss) income	—	—	—	—	—	—	—	(8,707)	—	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	453	3,379,142	45,020	674	—	261,099	(335,603)	—	(29,031)	1,278	64,845	66,123	37,092
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	—	—	—	(710)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	411	—	—	411	(411)	—	(411)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,022)	—	(2,022)	—	(2,688)	(2,688)	(4,710)
Net (loss) income	—	—	—	—	—	—	—	(5,056)	—	(5,056)	10	2,688	2,698	(2,358)
Balance, June 30, 2024	562	$453	3,379,142	$45,042	674	$—	$261,510	$(343,391)	$—	$(36,386)	$877	$64,845	$65,722	$29,336

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$1,373	$(8,364)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,009	12,971
Amortization of deferred financing costs	1,477	1,354
Net changes in fair value of derivative liabilities	8,737	10,475
Loss on conversion of Convertible Notes	902	—
Above (below) market lease amortization, net	(1,425)	(1,773)
Paid-in-kind interest	2,006	2,031
Loss on repurchase of debt securities	—	700
Gain on preferred stock redemptions	(1,046)	(213)
Unrealized gain on investment securities, net - related party	—	(188)
Straight-line rents	(37)	(34)
Gain on disposal of properties, net	(10,877)	(2,883)
Credit adjustments on operating lease receivables	586	(63)
Net changes in assets and liabilities:
Receivables, net	(1,716)	(1,718)
Deferred costs and other assets, net	(975)	(1,674)
Accounts payable, accrued expenses and other liabilities	2,310	2,491
Net cash provided by operating activities	13,324	13,112
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(8,069)	(11,897)
Purchases of investment securities	—	(500)
Cash received from disposal of properties	33,412	5,662
Net cash provided by (used in) investing activities	25,343	(6,735)
FINANCING ACTIVITIES:
Payments for deferred financing costs	(193)	(1,597)
Dividends and distributions paid on noncontrolling interest	(3,674)	(5,376)
Repurchase of noncontrolling interest	(31,784)	—
Loan proceeds	10,000	30,135
Loan principal payments	(15,082)	(25,932)
Repurchase of debt securities	—	(1,282)
Loan prepayment premium	(573)	(368)
Net cash used in financing activities	(41,306)	(4,420)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,639)	1,957
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	60,716	39,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$58,077	$41,764

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$28,065	$19,609
Restricted cash	30,012	22,155
Cash, cash equivalents, and restricted cash	$58,077	$41,764
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At June 30, 2025, the Company owned 100% of the Operating Partnership. As of June 30, 2025, the Trust owned and operated sixty-nine properties, including sixty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect our May 2024 Reverse Stock Split, June 2024 Reverse Stock Split, September 2024 Reverse Stock Split, November 2024 Reverse Stock Split, January 2025 Reverse Stock Split, March 2025 Reverse Stock Split and May 2025 Reverse Stock Split, which took effect on May 16, 2024, June 27, 2024, September 19, 2024, November 18, 2024, January 27, 2025, March 26, 2025 and May 26, 2025, respectively. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Six Months Ended June 30,
	2025	2024
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$8,508	$—
Accretion of Preferred Stock discounts	44	44
Redemption of Series D Preferred Stock to Common Stock	9,296	2,983
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	2,671	4,638
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$409	$407
Cash paid for interest, excluding loan prepayment premium	12,824	12,544

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.5 million and $1.2 million for the three and six months ended June 30, 2024, respectively, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemptions.

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on the net loss attributable to common shareholders. All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

The Company is providing reclassified quarterly unaudited consolidated financial information for the interim period for the three months ended March 31, 2025. The results from exchanges of the Company's Common Stock in exchange for the Company's preferred stock are now presented as an adjustment after net loss and before net loss attributable to common shareholders. This reclassification has no effect on the Company’s net operating income disclosed in the condensed consolidated financial statements, operating income, loss attributable to common shareholders and loss per share on the condensed consolidated statements of operations, the condensed consolidated balance sheets, or the net change in cash provided by operating activities within the condensed consolidated statements of cash flows.

The reclassified condensed consolidated statements of operations are as follows for the three months ended March 31, 2025 (in thousands, except per share data, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Originally Reported	Adjustment	As Adjusted
Gain on Preferred Stock retirements (1)	$3,845	$(3,027)	$818
Net Income (Loss) Before Taxes	5,426	(3,027)	2,399
Net Income (Loss)	5,400	(3,027)	2,373
Net Income (Loss) Attributable to Wheeler REIT	3,536	(3,027)	509
Deemed contribution related to preferred stock exchanges	—	3,027	3,027
Net Loss Attributable to Wheeler REIT Common Shareholders	(6,852)	—	(6,852)
Comprehensive Income (Loss) Attributable to the Company	5,881	(3,027)	2,854
(1) This line on the condensed consolidated statements of operations is currently presented as "gain on preferred stock redemptions".

3. Real Estate

A significant portion of the Company’s land, buildings and improvements serve as collateral for its secured term loans. Accordingly, restrictions exist as to the encumbered property’s transferability, use and other common rights typically associated with property ownership.

The Company’s depreciation expense on investment properties for the three months ended June 30, 2025 and 2024 totaled $4.6 million and $4.6 million, respectively. The Company’s depreciation expense on investment properties for the six months ended June 30, 2025 and 2024 totaled $9.2 million and $9.3 million, respectively.

The following properties were sold during the six months ended June 30, 2025 and 2024 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
June 26, 2025	Winslow Plaza	$8,650	$3,787	$7,826
May 15, 2025	Devine Street	7,100	1,054	6,758
May 1, 2025	Amscot Building	600	348	523
March 13, 2025	Oregon Avenue	3,000	80	2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907
June 26, 2024	Oakland Commons	6,000	3,363	5,662
June 18, 2024	Harbor Point Land Parcel	n/a	(480)	n/a

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The Company’s subscriptions were approved by the disinterested directors of the Company, and after the formation of the Related Person Transactions Committee, by that Committee.

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

As of June 30, 2025, the net asset value of the Company’s SAI investment was $13.8 million. For the three and six months ended June 30, 2025, the Company recorded $1.3 million and $1.7 million in unrealized holding gains through other comprehensive income, respectively, net of investment fees as noted above. For the three and six months ended June 30, 2024, the gain on investment securities was $0.3 million and $0.2 million, respectively, net of investment fees as noted above.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	June 30, 2025	December 31, 2024
Leases in place, net	$7,738	$10,365
Lease origination costs, net	6,110	6,623
Ground lease sandwich interest, net	708	845
Legal and marketing costs, net	133	174
Tenant relationships, net	60	156
Prepaid expenses	3,188	2,661
Total	$17,937	$20,824
As of June 30, 2025 and December 31, 2024, the Company’s intangible accumulated amortization totaled $69.4 million and $70.7 million, respectively. During the three months ended June 30, 2025 and 2024, the Company’s intangible amortization expense totaled $1.2 million and $1.7 million, respectively. During the six months ended June 30, 2025 and 2024, the Company’s intangible amortization expense totaled $2.8 million and $3.7 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2025	December 31, 2024
Variable-rate:
April 2025 Cedar Bridge Loan	Interest only	5.62%	January 2026	$10,000	$—
Fixed-rate:
Winslow Plaza	$24,295	4.82%	December 2025	—	4,250
Tuckernuck	$32,202	5.00%	March 2026	4,541	4,619
Timpany Plaza	$79,858	7.27%	September 2028	11,471	11,527
Village of Martinsville	$89,664	4.28%	July 2029	14,082	14,313
Laburnum Square	$37,842	4.28%	September 2029	7,562	7,625
Rivergate (1)	$100,222	4.25%	September 2031	16,851	17,091
Convertible Notes	Interest only	7.00%	December 2031	29,353	30,865
June 2022 Term Loan	Interest only	4.25%	July 2032	73,966	75,000
JANAF (2)	Interest only	5.31%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.25%	November 2032	100,441	109,571
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
May 2023 Term Loan 1	Interest only	6.19%	June 2033	61,100	61,100
May 2023 Term Loan 2	Interest only	6.24%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.80%	July 2034	25,500	25,500
Total Principal Balance				492,937	499,531
Unamortized deferred financing cost				(15,626)	(16,922)
Total Loans Payable, net (3)				$477,311	$482,609
(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Collateralized by JANAF properties.
(3) As of June 30, 2025, the Company was in compliance with its financial covenants as it relates to certain loans included in the table above.

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

Winslow Plaza Payoff

On June 26, 2025, the Company made a $4.2 million principal payment on the Winslow Plaza loan with the sale of Winslow Plaza, as detailed in Note 3, and paid a $32 thousand loan prepayment premium.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of June 30, 2025 are as follows (in thousands, unaudited):

For the remaining six months ending December 31, 2025	$1,035
December 31, 2026	16,450
December 31, 2027	2,776
December 31, 2028	16,771
December 31, 2029	25,035
December 31, 2030	6,067
Thereafter	424,803
Total principal repayments and debt maturities	$492,937

Convertible Notes

As of June 30, 2025, the conversion price for the Convertible Notes was approximately $2.82 per share of the Company’s Common Stock (approximately 8.87 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Six Months Ended June 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	58,118	$1,080	$926	$2,006
2024	—	109,676	$1,083	$948	$2,031
(1) Shares issued as interest payment on Convertible Notes.

During the three and six months ended June 30, 2025, the Company issued an aggregate of 536,477 shares of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2025 and December 31, 2024, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $445.6 million and $451.0 million, respectively, and the carrying value of such loans, was $441.8 million and $456.1 million, respectively. As of June 30, 2025, the fair value of the April 2025 Cedar Bridge Loan approximated the carrying value.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The fair value of the Convertible Notes was estimated using available market information. As of June 30, 2025, and December 31, 2024, the fair value of the Convertible Notes, which were determined to be Level 1 within the fair value hierarchy, was $177.9 million and $179.6 million, respectively, and the carrying value, was $25.5 million and $26.5 million, respectively.

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

Warrants to purchase shares of Common Stock are as follows:

		Exercise Price
Warrant Name	Expiration Date	June 30, 2025	December 31, 2024
Wilmington Warrant Tranche A	3/12/2026	$23,362	$23,362
Wilmington Warrant Tranche B	3/12/2026	28,034	28,034
Wilmington Warrant Tranche C	3/12/2026	46,723	46,723

In measuring the warrant liability, the Company used the following inputs:

	June 30, 2025	December 31, 2024
Common Stock price	$6.06	$3.37 (1)
Weighted average contractual term to maturity (years)	0.7 years	1.2 years
Expected market volatility %	173.01%	258.05%
Risk free interest rate	3.96%	4.21%
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

In measuring the embedded derivative liability, the Company used the following inputs:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	June 30, 2025	December 31, 2024
Conversion price (1)	$2.82	$2.22 (2)
Common Stock price	$6.06	$3.37 (2)
Contractual term to maturity (years)	6.5 years	7.0 years
Expected market volatility %	155.00%	185.00%
Risk-free interest rate	3.90%	4.50%
Traded WHLRL price, % of par	606.00%	582.00%
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

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Balance at the beginning of period	$11,985	$3,653
Changes in fair value - Warrants	—	9
Changes in fair value - Convertible Notes	8,737	8,323
Balance at end of period	$20,722	$11,985

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2025 and 2024, the weighted average remaining lease term of our leases was 36 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively. Rent expense under the operating lease agreements was $0.4 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively.

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

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Eastern District of Virginia. On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserts the Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that the Defendants should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Company is named as a nominal defendant in the case and no claims are asserted against it. The Company is providing indemnification (including legal fees and costs) to the directors and officer Defendants. On June 10, 2024, the individual Defendants and the other parties filed motions to dismiss the complaint. On September 13, 2024, the District Court issued an

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

opinion (i) granting the directors Defendants’ motion to dismiss the derivative claims, finding no demand was made and that demand would not have been futile; (ii) granting the motion to dismiss the unjust enrichment claim against the director Defendants based on a failure to plead facts supporting the elements of such a claim, and (ii) denying the motions to dismiss on all other grounds. The parties have been conducting discovery, including depositions of the parties and other fact witnesses, and have engaged expert witnesses, who have filed reports. Plaintiff has filed a motion for class certification. At this juncture, discovery is ongoing, and the outcome of the litigation remains uncertain.

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their fiduciary duties to Cedar's preferred stockholders through the Cedar Acquisition. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the “Kim Action”), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. Neither the Company nor Cedar have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Cedar Directors. The Former Cedar Directors have filed to dismiss the Aquino Action, which has been fully briefed. At this juncture, the outcome of the litigation remains uncertain.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of June 30, 2025 and December 31, 2024, the Company’s allowance for uncollectible tenant receivables totaled $0.6 million and $1.0 million, respectively. At June 30, 2025 and December 31, 2024, there were $9.9 million and $8.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base rent	$17,206	$18,609	$34,563	$37,047
Tenant reimbursements - variable lease revenue	6,976	5,920	12,961	11,742
Above (below) market lease amortization, net	685	860	1,425	1,773
Straight-line rents	748	356	1,147	726
Percentage rent - variable lease revenue	195	136	327	238
Lease termination fees	—	222	5	231
Other	445	201	613	369
Total	26,255	26,304	51,041	52,126
Credit adjustments on operating lease receivables	(154)	13	(586)	63
Total	$26,101	$26,317	$50,455	$52,189

10. Equity and Mezzanine Equity

Reverse Stock Splits

On March 5, 2024, in accordance with the Maryland General Corporation Law, our Board of Directors declared the Reverse Stock Splits advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the Reverse Stock Splits at the annual meeting held on May 6, 2024. On May 21, 2025, we announced that our Board of Directors had approved the May 2025 Reverse Stock Split.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The January 2025 Reverse Stock Split, March 2025 Reverse Stock Split and May 2025 Reverse Stock Split were effective on January 27, 2025, March 26, 2025 and May 26, 2025, respectively, at the reverse stock split ratios of one-for-four, one-for-five and one-for-seven, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with either reverse stock split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

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

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions:

•On January 7, 2025, the Company agreed to issue 57 shares of its Common Stock to one unaffiliated holder of its securities in exchange for 1,000 shares of its Series D Preferred Stock and 1,000 shares of its Series B Preferred Stock.
•On January 16, 2025, the Company agreed to issue 7,651 shares of its Common Stock in the aggregate to six unaffiliated holders of the Company’s securities in exchange for a total of 82,400 shares of its Series D Preferred Stock and a total of 82,400 shares of its Series B Preferred Stock.
•On March 4, 2025, the Company agreed to issue 23,475 shares of its Common Stock in the aggregate to two unaffiliated holders of the Company’s securities in exchange for a total of 54,774 shares of its Series D Preferred Stock and a total of 54,774 shares of its Series B Preferred Stock.
•On April 10, 2025, the Company agreed to issue 205,400 shares of its Common Stock to two unaffiliated holders of its securities in the aggregate in exchange for a total of 102,700 shares of its Series D Preferred Stock and a total of 102,700 shares of its Series B Preferred Stock.
•On April 25, 2025, the Company agreed to issue an aggregate of 85,714 shares of its Common Stock to two unaffiliated holders of its securities in exchange for a total of 20,000 shares of its Series D Preferred Stock and 20,000 shares of its Series B Preferred Stock.

The settlement of each of these transactions occurred on or before the next business day after each exchange. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $2.5 million and $5.5 million for the three and six months end June 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheet, with such deemed contributions included as a component of net loss attributable to common stockholders.

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2025 and December 31, 2024, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $72.7 million and $88.7 million in aggregate liquidation value, respectively.

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

During the six months ended June 30, 2025, the Company processed redemptions for an aggregate of 257,111 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 226,571 shares of Common Stock in settlement of an aggregate redemption price of approximately $10.3 million. The value of the Common Stock issued to holders

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At June 30, 2025, the Company had received requests to redeem 11,490 shares of Series D Preferred Stock with respect to the July 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at June 30, 2025 and the liquidation value associated with these shares of $0.5 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the six months ended June 30, 2025 and 2024 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2024	2,236,046	$84,625
Series D Preferred Stock redemptions (1)	(193,951)	(5,274)
Preferred Stock exchanges	(138,174)	(5,542)
Undeclared dividends	—	1,856
Balance March 31, 2025	1,903,921	75,665
Paid-in-kind interest, issuance of Preferred Stock (2)	58,118	2,006
Accretion to liquidation preference (3)	—	(553)
Series D Preferred Stock redemptions (4)	(63,160)	(1,466)
Preferred Stock exchanges	(122,700)	(5,005)
Undeclared dividends	—	1,610
Balance June 30, 2025	1,776,179	$72,257
(1) The value is net of the April 2025 Holder Redemption Date redemption liquidation value of $1.6 million, which is represented as a liability; however, the corresponding 38,990 shares have not been adjusted for as they remained outstanding at March 31, 2025.
(2) See Note 6 for additional details.
(3) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value.
(4) The value is net of the July 2025 Holder Redemption Date redemption liquidation value of $0.5 million, which is represented as a liability; however, the corresponding 11,490 shares have not been adjusted for as they remained outstanding at June 30, 2025.

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Series D Preferred Stock redemptions	(84,561)	(2,826)
Undeclared dividends	—	2,020
Balance March 31, 2024	2,505,897	95,899
Paid-in-kind interest, issuance of Preferred Stock	109,676	2,031
Accretion to liquidation preference (1)	—	710
Undeclared dividends	—	2,000
Balance June 30, 2024	2,615,573	$100,640
(1) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value.

During the three months ended June 30, 2025 and 2024, the Company realized a gain on preferred stock redemptions of $0.2 million and $0 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Series D Preferred Stock being less than the carrying value of the Series D Preferred Stock retired in those transactions. During the six months ended June 30, 2025 and 2024, the Company realized a gain on preferred stock redemptions of $1.0 million and $0.2 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Series D Preferred Stock being less than the carrying value of the Series D Preferred Stock retired in those transactions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Noncontrolling Interests - Consolidated Subsidiary

During the three and six months ended June 30, 2025, Cedar repurchased and retired 0 and 1,301,159 shares, respectively, of Cedar Series C Preferred Stock through a series of repurchase transactions, including tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $21.2 million at an average price of $16.29 per share, representing a premium of $6.54 per share to the carrying value.

During the three and six months ended June 30, 2025, Cedar repurchased and retired 592,372 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million at an average price of $17.87 per share, representing a premium of $6.77 per share to the carrying value.

The repurchase of the noncontrolling interests caused the recognition of $4.0 million and $12.5 million deemed distributions during the three and six months ended June 30, 2025, respectively. There were no repurchases of noncontrolling interests in the three and six months ended June 30, 2024.

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

	June 30, 2025
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	3,096,018	2
Series D Preferred Stock	1,776,179	14,178,271
Convertible Notes	—	10,403,296

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the six months ended June 30, 2025	$3,466	$1.95

For the six months ended June 30, 2024	$4,020	$1.54

The total cumulative dividends in arrears for Series D Preferred Stock is $28.3 million as of June 30, 2025 ($15.95 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 14.75% and 12.75%, as of June 30, 2025 and 2024, respectively. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the three and six months ended June 30, 2025 and 2024.

11. Segment Reporting

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company's chief operating decision maker ("CODM") is our Chief Executive Officer. The Company’s primary business is the ownership and operation of grocery-anchored shopping centers. The CODM reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The CODM uses net operating income ("NOI" or "Net Operating Income") to assist in making decisions on how to allocate resources and assess the Company’s financial performance. The Company defines NOI as revenues (rental and other revenues), less real estate and other property-related taxes, insurance and property operating expenses. CAM expenses, utilities, ground rent and management fees are reviewed by the CODM collectively as property operating expenses. The Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in similar markets, and have similar tenant mixes.

The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$26,101	$26,317	$50,455	$52,189
Operating expenses:
Property operating expenses	(4,357)	(4,866)	(9,590)	(9,998)
Real estate and other property-related taxes and insurance	(3,384)	(3,837)	(7,088)	(7,804)
Total	(7,741)	(8,703)	(16,678)	(17,802)
Net Operating Income	$18,360	$17,614	$33,777	$34,387

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Operating Income	$18,360	$17,614	$33,777	$34,387
Add (deduct):
Depreciation and amortization	(5,778)	(6,373)	(12,009)	(12,971)
Corporate general & administrative	(2,817)	(2,602)	(5,549)	(5,299)
Gain on disposal of properties, net	5,189	2,883	10,877	2,883
Operating income	$14,954	$11,522	$27,096	$19,000

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three and six months ended June 30, 2025, Cedar paid the Company $0.2 million and $0.7 million for these services, respectively. During the three and six months ended June 30, 2024, Cedar paid the Company $0.6 million and $0.9 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	June 30, 2025 (2)	December 31, 2024 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	683	634
Leasing commissions	580	548
Sales commissions	488	343
Cost Sharing Agreement allocations (1)	985	800
Total	$9,902	$9,491

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and six months ended June 30, 2025 the investment fees described in Note 4 were $334 thousand and $386 thousand, respectively, and included within other comprehensive income. For the three and six months ended June 30, 2024, the investment fees described in Note 4 were $73 thousand and $100 thousand, respectively, and included within gain on investment securities, net - related party. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 11,490 shares of Series D Preferred Stock subsequent to June 30, 2025. Accordingly, the Company has issued 65,898 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.5 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

On July 21, 2025, the Company agreed to issue 120,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for a total of 15,000 shares of its Series D Preferred Stock and a total of 15,000 shares of its Series B Preferred Stock.

On August 5, 2025, the Company agreed to issue 66,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for a total of 6,000 shares of its Series D Preferred Stock and a total of 6,000 shares of its Series B Preferred Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K. All share and share-related information presented reflect our May 2024 Reverse Stock Split, June 2024 Reverse Stock Split, September 2024 Reverse Stock Split, November 2024 Reverse Stock Split, January 2025 Reverse Stock Split, March 2025 Reverse Stock Split and May 2025 Reverse Stock Split which took effect on May 16, 2024, June 27, 2024, September 19, 2024, November 18, 2024, January 27, 2025, March 26, 2025 and May 26, 2025, respectively. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

As of June 30, 2025, the Company, through the Operating Partnership, owned and operated sixty-nine properties, including sixty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 46%, 44% and 10% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
June 26, 2025	Winslow Plaza - Sicklerville, New Jersey	8,650	3,787	7,826
May 15, 2025	Devine Street - Columbia, South Carolina	7,100	1,054	6,758
May 1, 2025	Amscot Building - Tampa, Florida	600	348	523
March 13, 2025	Oregon Avenue - Philadelphia, Pennsylvania	3,000	80	2,765
March 6, 2025	South Lake - Lexington, South Carolina	1,900	(1,010)	1,633
February 11, 2025	Webster Commons - Webster, Massachusetts	14,500	6,618	13,907

Winslow Plaza Payoff

On June 26, 2025, the Company made a $4.2 million principal payment on the Winslow Plaza loan with the sale of Winslow Plaza, as detailed in Note 3 to the accompanying condensed consolidated financial statements, and paid a $32 thousand loan prepayment premium.

April 2025 Cedar Bridge Loan

On April 4, 2025, Cedar entered into the April 2025 Cedar Bridge Loan for $10.0 million. The interest rate under the April 2025 Cedar Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity on January 4, 2026. The April 2025 Cedar Bridge Loan is guaranteed by both Cedar and the Operating Partnership, with the guarantee secured by $10.0 million of the Operating Partnership's cash pledged as collateral. The Company may extend the term of the April 2025 Cedar Bridge Loan, at the Company's option, for one three-month period, subject to customary conditions.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the six months ended June 30, 2025, the Company has exchanged an aggregate amount of 322,297 shares of its Common Stock to unaffiliated holders of its securities for a total of 260,874 shares of its Series B Preferred Stock and a total of 260,874 shares of its Series D Preferred Stock. The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $2.5 million and $5.5 million for the three and six months end June 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheet, with such deemed contributions included as a component of net loss attributable to common stockholders.

Series D Preferred Stock - Redemptions

During the six months ended June 30, 2025, the Company processed redemptions of an aggregate of 257,111 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 226,571 shares of Common Stock in settlement of an aggregate redemption price of approximately $10.3 million.

At June 30, 2025, the Company had received requests to redeem 11,490 shares of Series D Preferred Stock with respect to the July 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at June 30, 2025 and the liquidation value associated with these shares of $0.5 million is presented as a liability in the accompanying condensed consolidated balance sheet.

On June 20, 2025, the registration statement on Form S-11 (File No. 333-287930) filed by the Company on June 10, 2025 was declared effective by the Securities and Exchange Commission (the "SEC"), and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Prospectus"). The Prospectus relates to the issuance from time to time by the Company of up to 100,043,323 shares of our Common Stock upon future redemptions and conversions of Series D Preferred Stock.

Convertible Notes

During the three and six months ended June 30, 2025, the Company issued an aggregate of 536,477 shares of its Common Stock upon the conversion of Convertible Notes by certain holders thereof, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million.

As of June 30, 2025, the Conversion Price for the Convertible Notes was approximately $2.82 per share of the Company’s Common Stock (approximately 8.87 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Six Months Ended June 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	58,118	$1,080	$926	$2,006
2024	—	109,676	$1,083	$948	$2,031
(1) Shares issued as interest payment on Convertible Notes.

Noncontrolling Interests - Consolidated Subsidiary
During the three and six months ended June 30, 2025, Cedar repurchased and retired 0 and 1,301,159 shares, respectively, of Cedar Series C Preferred Stock through a series of repurchase transactions, including tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $21.2 million. During the three and six months ended June 30, 2025, Cedar repurchased and retired 592,372 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million. See Liquidity and Capital Resources below, and Note 10 to the accompanying condensed consolidated financial statements for additional detail.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and six months ended June 30, 2025, Cedar paid the Company $0.2 million and $0.7 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions, sales commissions and Cost Sharing Agreement allocations were $9.9 million and $9.5 million as of June 30, 2025 and December 31, 2024, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

As of June 30, 2025, the net asset value of the Company’s SAI investment was $13.8 million which includes $10.5 million from prior subscriptions and there were no additional subscriptions in 2025. For the three and six months ended June 30, 2025 the investment fees were $334 thousand and $386 thousand, respectively. For the three and six months ended June 30, 2024 the investment fees were $73 thousand and $100 thousand, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

For the three and six months ended June 30, 2025, the Company recorded $1.3 million and $1.7 million in unrealized holding gains through other comprehensive income, respectively, net of investment fees as noted above. For the three and six months ended June 30, 2024, the gain on investment securities was $0.3 million and $0.2 million, respectively, net of investment fees as noted above.

Preferred Dividends

At June 30, 2025, the Company had accumulated undeclared dividends of $28.3 million ($15.95 per share) to holders of shares of our Series D Preferred Stock of which $1.6 million ($0.91 per share) and $3.5 million ($1.95 per share) are attributable to the three and six months ended June 30, 2025, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Renewals(1):
Leases renewed with rate increase (sq feet)	142,551	191,067	364,462	282,449
Leases renewed with rate decrease (sq feet)	—	1,375	—	5,375
Leases renewed with no rate change (sq feet)	33,375	34,003	85,043	65,803
Total leases renewed (sq feet)	175,926	226,445	449,505	353,627

Leases renewed with rate increase (count)	29	45	67	73
Leases renewed with rate decrease (count)	—	1	—	2
Leases renewed with no rate change (count)	2	2	4	4
Total leases renewed (count)	31	48	71	79

Option exercised (count)	7	10	16	15

Weighted average on rate increases (per sq foot)	$1.18	$1.42	$1.41	$1.32
Weighted average on rate decreases (per sq foot)	$—	$(7.32)	$—	$(1.97)
Weighted average rate (per sq foot)	$0.96	$1.16	$1.14	$1.02

Weighted average change over prior rates	12.9%	10.5%	12.7%	8.6%

New Leases(1) (2):
New leases (sq feet)	39,595	120,263	108,097	158,317
New leases (count)	15	15	23	29
Weighted average rate (per sq foot)	$17.56	$12.75	$14.39	$13.01

Weighted average change of new leases over prior rates	14.2%	19.5%	26.3%	14.2%
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

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the six months ended June 30, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended June 30,		Changes
	2025	2024	Dollars	Percent
Revenues	$26,101	$26,317	$(216)	(0.8)%
Property operating expense	(7,741)	(8,703)	962	11.1%
Net operating income	18,360	17,614	746
Depreciation and amortization	(5,778)	(6,373)	595	9.3%
Corporate general & administrative	(2,817)	(2,602)	(215)	(8.3)%
Gain on disposal of properties, net	5,189	2,883	2,306	80.0%
Interest income	202	60	142	236.7%
Gain on investment securities, net - related party	—	294	(294)	n/a
Interest expense	(8,692)	(8,778)	86	1.0%
Net changes in fair value of derivative liabilities	(6,427)	(4,968)	(1,459)	(29.4)%
Loss on conversion of Convertible Notes	(902)	—	(902)	n/a
Gain on preferred stock redemptions	228	—	228	n/a
Other expense	(363)	(487)	124	25.5%
Income tax expense	—	(1)	1	n/a
Net Loss	$(1,000)	$(2,358)	$1,358

Revenues were lower primarily as a result of (1) a decrease of $1.9 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $1.5 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (3) an increase of $0.2 million in market lease amortization and straight line rent.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.8 million in operating expenses attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.3 million in repairs and maintenance, partially offset by (3) an increase of $0.1 million in utilities.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024 and 2025.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase in salaries of $0.3 million, partially offset by (2) a decrease of $0.1 million in professional fees.

Interest expense decreased 1.0%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended June 30,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,343	$4,099	$244	6.0%
Convertible Notes interest (1)	1,466	1,488	(22)	(1.5)%
Loan prepayment premium	32	368	(336)	(91.3)%
Amortization of deferred financing costs	769	726	43	5.9%
April 2025 Cedar Bridge Loan	136	—	136	n/a
Property debt interest - Cedar	1,946	2,097	(151)	(7.2)%
Total Interest Expense	$8,692	$8,778	$(86)	(1.0)%
(1) Includes the fair value adjustment for the paid-in-kind interest.

Net changes in the fair value of derivative liabilities was a $6.4 million loss for the three months ended June 30, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes which is only adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Series D Preferred Stock compared to the Series D Preferred Stock's carrying value. During the three months ended June 30, 2025 the Company realized a gain of $0.2 million in the aggregate. There were no Series D Preferred Stock redemptions for the three months ended June 30, 2024.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million for the three months ended June 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.5 million for the three months ended June 30, 2024,which primarily consisted of capital structure costs, including legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemption.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Changes
	2025	2024	Dollars	Percent
Revenues	$50,455	$52,189	$(1,734)	(3.3)%
Property operating expense	(16,678)	(17,802)	1,124	6.3%
Net operating income	33,777	34,387	(610)
Depreciation and amortization	(12,009)	(12,971)	962	7.4%
Corporate general & administrative	(5,549)	(5,299)	(250)	(4.7)%
Gain on disposal of properties, net	10,877	2,883	7,994	277.3%
Interest income	444	123	321	261.0%
Gain on investment securities, net - related party	—	188	(188)	n/a
Interest expense	(16,785)	(16,183)	(602)	(3.7)%
Net changes in fair value of derivative liabilities	(8,737)	(10,475)	1,738	16.6%
Loss on conversion of Convertible Notes	(902)	—	(902)	n/a
Gain on preferred stock redemptions	1,046	213	833	391.1%
Other expense	(763)	(1,229)	466	37.9%
Income tax expense	(26)	(1)	(25)	(2,500.0)%
Net Income (Loss)	$1,373	$(8,364)	$9,737

Revenues were lower primarily as a result of (1) a decrease of $3.6 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $1.8 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (3) an increase of $0.1 million in market lease amortization and straight line rent.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.5 million in operating expenses attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.2 million in repairs and maintenance, partially offset by (3) an increase of $0.6 million in grounds and landscaping, primarily due to an increase in snow removal.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024 and 2025.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase in salaries of $0.4 million, partially offset by (2) a decrease of $0.2 million in professional fees.

Interest expense increased 3.7%. Below is a comparison of the components which make up interest expense (in thousands):

	Six Months Ended June 30,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$8,667	$8,300	$367	4.4%
Convertible Notes interest (1)	2,006	2,031	(25)	(1.2)%
Loan prepayment premium	573	368	205	55.7%
Amortization of deferred financing costs	1,477	1,354	123	9.1%
April 2025 Cedar Bridge Loan	136	—	136	n/a
Property debt interest - Cedar	3,926	4,130	(204)	(4.9)%
Total Interest Expense	$16,785	$16,183	$602	3.7%
(1) Includes the fair value adjustment for the paid-in-kind interest.

The above increase in property debt interest inclusive of Cedar debt was $0.2 million a result of (1) an increase of $0.3 million due to an increase in the overall average interest rate, partially offset by (2) a decrease of $0.1 million in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $8.7 million loss for the six months ended June 30, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes, which is only adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Series D Preferred Stock compared to the Series D Preferred Stock's carrying value. During the six months ended June 30, 2025 and 2024, the Company realized a gain of $1.0 million and $0.2 million in the aggregate, respectively.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.8 million for the six months ended June 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $1.2 million for the six months ended June 30, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits and the registration of our Common Stock to issue in settlement of Series D redemption.

Same-Property Net Operating Income

Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes above (below) market lease amortization, straight-line rents, general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Operating Income	$14,954	$11,522	$27,096	$19,000
Add (deduct):
Gain on disposal of properties, net	(5,189)	(2,883)	(10,877)	(2,883)
Corporate general & administrative	2,817	2,602	5,549	5,299
Depreciation and amortization	5,778	6,373	12,009	12,971
Straight-line rents	(748)	(356)	(1,147)	(726)
Above (below) market lease amortization, net	(685)	(860)	(1,425)	(1,773)
Other non-property revenue	(55)	(10)	(58)	(13)
NOI related to properties not defined as same-property	(106)	(1,239)	(285)	(2,360)
Same-Property Net Operating Income	$16,766	$15,149	$30,862	$29,515

Total Same-Property NOI was $16.8 million and $15.1 million for the three months ended June 30, 2025 and 2024, respectively, representing an increase of 10.7% due to a 6.5% increase in property revenues and a 1.7% decrease in property expenses.

Total Same-Property NOI was $30.9 million and $29.5 million for the six months ended June 30, 2025 and 2024, respectively, representing an increase of 4.6% due to a 3.8% increase in property revenue, partially offset by a 2.5% increase in property expenses.

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

A reconciliation of net (loss) income to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(1,000)	$(2,358)	$1,373	$(8,364)
Depreciation and amortization of real estate assets	5,778	6,373	12,009	12,971
Gain on disposal of properties, net	(5,189)	(2,883)	(10,877)	(2,883)
FFO	(411)	1,132	2,505	1,724
Preferred stock dividends - undeclared	(1,632)	(2,022)	(3,510)	(4,064)
Dividends on noncontrolling interests preferred stock	(1,447)	(2,688)	(3,311)	(5,376)
Preferred stock accretion adjustments	22	22	44	44
FFO available to common stockholders and common unitholders	(3,468)	(3,556)	(4,272)	(7,672)
Other non-recurring and non-cash expenses	32	368	573	368
Gain on investment securities, net - related party	—	(294)	—	(188)
Net changes in fair value of derivative liabilities	6,427	4,968	8,737	10,475
Loss on conversion of Convertible Notes	902	—	902	—
Gain on preferred stock redemptions	(228)	—	(1,046)	(213)
Straight-line rental revenue, net straight-line expense	(767)	(373)	(1,184)	(760)
Deferred financing cost amortization	769	726	1,477	1,354
Paid-in-kind interest	1,466	1,488	2,006	2,031
Above (below) market lease amortization, net	(685)	(860)	(1,425)	(1,773)
Recurring capital expenditures tenant improvement reserves	(368)	(398)	(744)	(805)
AFFO	$4,080	$2,069	$5,024	$2,817

Weighted Average Common Shares	533,806	674	290,090	649
FFO per Common Share	$(6.50)	$(5,275.96)	$(14.73)	$(11,821.26)
AFFO per Common Share	$7.64	$3,069.73	$17.32	$4,340.52

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0 million and $0.6 million for the three and six months ended June 30, 2025, respectively, a result of loan prepayment premiums. Other non-recurring expenses were $0.4 million and $0.4 million for the three and six months ended June 30, 2024, respectively, a result of loan prepayment premiums.

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

Fluctuations in interest rates and governmental tariff-related measures could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of inflation and interest rate changes have had and may continue to have impacts on our business. Changes in tariffs could lead to construction cost variances for the Company, additional tenant costs, which may affect rental rates, and shifts in tenant mix that may impact the Company's operating income.

Liquidity and Capital Resources

At June 30, 2025, our consolidated cash, cash equivalents and restricted cash totaled $58.1 million compared to consolidated cash, cash equivalents and restricted cash of $41.8 million at June 30, 2024. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Six Months Ended June 30,		Changes
	2025	2024	Dollars	Percent
Operating activities	$13,324	$13,112	$212	1.6%
Investing activities	25,343	(6,735)	32,078	476.3%
Financing activities	(41,306)	(4,420)	(36,886)	(834.5)%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $13.7 million and $14.0 million for 2025 and 2024, respectively, primarily due to (1) a decrease of $2.1 million in NOI related to properties not defined as same-property, (2) an increase of $0.3 million in cash paid for interest expense, (3) an increase of $0.3 million in corporate general and administrative expense, partially offset by (4) an increase of $1.3 million in Same-Property NOI, (5) a decrease of $0.5 million in other expense and (6) an increase of $0.3 million in interest income.

Investing Activities

Our cash flows from investing activities increased $32.1 million, primarily due to (1) the proceeds from the sale of six properties sold in 2025 compared to two property sales during the six months ended June 30, 2024, (2) the decrease in capital expenditures of $3.8 million and (3) no investment subscription with SAI compared to $0.5 million during the six months ended June 30, 2024.

Financing Activities

Our cash flows used in financing activities were $41.3 million for the six months ended June 30, 2025, compared to cash flows used in financing activities of $4.4 million for the comparable period in 2024.

Financing activities during the six months ended June 30, 2025 primarily consisted of:

Cash inflows:
•$10.0 million loan proceeds a result of the April 2025 Cedar Bridge Loan

Cash outflows:
•$31.8 million repurchase of noncontrolling interests;
•$9.1 million payment on October 2022 Cedar Term Loan related to the sale of Webster Commons;
•$4.2 million payment on Winslow Plaza loan related to the sale of Winslow Plaza;
•$3.7 million for distributions paid on noncontrolling interests;
•$1.0 million payment on June 2022 Term Loan related to the sale of South Lake;
•$0.6 million for loan prepayment premium;
•$0.2 million payments for deferred financing costs; and
•$0.7 million scheduled loan principal payments on debt.

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

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
	(unaudited)
Fixed-rate notes	$482,937	$499,531
Variable-rate bridge loan	10,000	—
Total debt	$492,937	$499,531

The weighted average interest rate and term of our fixed-rate debt were 5.55% and 7.0 years, respectively, at June 30, 2025. The weighted average interest rate and term of our fixed-rate debt were 5.53% and 8.1 years, respectively, at June 30, 2024. As of June 30, 2025, the Company has $10.7 million of debt maturing during the twelve months ending June 30, 2026. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended June 30, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2025 are $10.7 million in principal and regularly scheduled payments due in the twelve months ended June 30, 2026 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $5.0 million outstanding construction commitments at June 30, 2025.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $28.1 million in cash and cash equivalents at June 30, 2025;
•had $30.0 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and $10.0 million to secure the April 2025 Cedar Bridge Loan at June 30, 2025; and
•intends to use cash generated from operations during the twelve months ending June 30, 2026.

In 2024 and through the six months ended June 30, 2025, the Company has repurchased a total of 2,092,465 shares of Cedar Series C Preferred Stock and 592,372 shares of Cedar Series B Preferred Stock for a total purchase price of approximately $42.4 million, excluding fees and expenses. These repurchases were funded through asset sales and the April 2025 Cedar Bridge Loan. The shares purchased in 2024 and 2025 will reduce future annual dividend payments by $4.5 million. The Company intends to continue repurchasing its Cedar Series B Preferred Stock and Cedar Series C Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability and optimize its capital allocation.

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

Series D Preferred Stock

As of June 30, 2025, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $44.4 million, with aggregate accrued and unpaid dividends in the amount of approximately $28.3 million, for a total liquidation value of $72.7 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2025 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the six months ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three and six months ended June 30, 2025, the Company issued an aggregate of 291,114 and 322,297 shares of its Common Stock, respectively, to unaffiliated holders of the Company’s securities in exchange for 122,700 and 260,874 shares of the Company’s Series D Preferred Stock, respectively, and 122,700 and 260,874 shares of the Company's Series B Preferred Stock, respectively. The settlement of these transactions occurred on or before the next business day after each exchange. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled.

During the three and six months ended June 30, 2025, the Company issued an aggregate of 536,477 shares of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests by certain holders thereof comprising an aggregate principal amount of $1.5 million. The Company determined the conversion price on each conversion date in accordance with Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes. Each conversion settled in accordance with customary settlement cycles. The Company did not receive any cash proceeds as a result of any such conversion, and the Convertible Notes that were converted have been retired and cancelled.

The Company issued the Common Stock in these exchange and conversion transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with an existing holder of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transaction.

All of the foregoing issuances of Common Stock were made to accredited investors.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of August 5, 2025, the Company had accumulated undeclared dividends of $28.3 million to holders of shares of our Series D Preferred Stock, of which $1.6 million and $3.5 million are attributable to the three and six months ended June 30, 2025, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

2025 Annual Meeting Date

The Company has set its 2025 annual meeting of stockholders for Wednesday, August 20, 2025.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	August 5, 2025