Form 10-Q
period 2025-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2025-11-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 4, 2025, there were 1,227,937 common shares, $0.01 par value per share, outstanding.

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries

Table of Content

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
•changes in applicable laws and governmental regulations, including federal tax law and other regulatory provisions as a result of the One Big Beautiful Bill Act (the “OBBBA”) signed into law on July 4, 2025;
•changes to accounting rules, tax rates and similar matters, including tariff-related measures;
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

Table of Content
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
•the effects on the trading market of our Common Stock of the one-for-two reverse stock split effected on November 18, 2024 ( the "November 2024 Reverse Stock Split") and the three reverse stock splits effected in 2024 prior to the November 2024 Reverse Stock Split (together with the November 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”), the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), and the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split"; and together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split and May 2025 Reverse Stock Split , the "2025 Reverse Stock Splits"; the 2025 Reverse Stock Splits and the 2024 Reverse Stock Splits are being referred to in this Form 10-Q collectively as the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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
•the impact of the current federal government shutdown; and
•the inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

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

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$123,256	$138,177
Buildings and improvements	494,859	508,957
	618,115	647,134
Less accumulated depreciation	(121,062)	(112,209)
Real estate, net	497,053	534,925

Cash and cash equivalents	27,093	42,964
Restricted cash	29,810	17,752
Receivables, net	14,631	14,692
Investment securities - related party	14,250	12,025
Assets held for sale	15,760	—
Above market lease intangibles, net	781	1,285
Operating lease right-of-use assets	8,788	9,235
Deferred costs and other assets, net	17,008	20,824
Total Assets	$625,174	$653,702

LIABILITIES:
Loans payable, net	$487,336	$482,609
Liabilities associated with assets held for sale	317	—
Below market lease intangibles, net	7,928	11,121
Derivative liabilities	5,733	11,985
Operating lease liabilities	9,658	10,128
Series D Preferred Stock redemptions	1,472	4,074
Accounts payable, accrued expenses and other liabilities	20,322	17,131
Total Liabilities	532,766	537,048
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	64,523	84,625
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized; 2,887,818 and 3,357,142 shares, respectively, issued and outstanding; $72.2 million and $83.9 million aggregate liquidation preference, respectively)	38,590	44,791
Common Stock ($0.01 par value, 200,000,000 shares authorized, 946,967 and 1,871 shares, respectively, issued and outstanding)	9	—
Additional paid-in capital	304,801	276,416
Accumulated deficit	(350,013)	(347,029)
Accumulated other comprehensive income	2,225	—
Total Shareholders’ Deficit	(3,935)	(25,369)
Noncontrolling interests	31,820	57,398
Total Equity	27,885	32,029
Total Liabilities and Equity	$625,174	$653,702
See accompanying notes to condensed consolidated financial statements.

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE:
Rental revenues	$23,706	$24,336	$73,543	$75,925
Other revenues	115	456	733	1,056
Total Revenue	23,821	24,792	74,276	76,981
OPERATING EXPENSES:
Property operations	7,819	8,488	24,497	26,290
Depreciation and amortization	5,612	6,241	17,621	19,212
Impairment charges	2,490	1,195	2,490	1,195
Corporate general & administrative	2,404	2,057	7,953	7,356
Total Operating Expenses	18,325	17,981	52,561	54,053
(Loss) gain on disposal of properties, net	(3)	7,083	10,874	9,966
Operating Income	5,493	13,894	32,589	32,894
Interest income	290	133	734	256
Gain on investment securities, net - related party	—	591	—	779
Interest expense	(7,853)	(7,851)	(24,638)	(24,034)
Net changes in fair value of derivative liabilities	14,989	(39,299)	6,252	(49,774)
Loss on conversion of Convertible Notes	—	(368)	(902)	(368)
Gain on preferred stock redemptions	176	2,526	1,222	2,739
Other expense	(113)	(257)	(876)	(1,486)
Net Income (Loss) Before Income Taxes	12,982	(30,631)	14,381	(38,994)
Income tax expense	—	—	(26)	(1)
Net Income (Loss)	12,982	(30,631)	14,355	(38,995)
Less: Net income attributable to noncontrolling interests	1,455	2,689	4,766	8,088
Net Income (Loss) Attributable to Wheeler REIT	11,527	(33,320)	9,589	(47,083)
Preferred stock dividends - undeclared	(1,591)	(2,071)	(5,101)	(6,135)
Deemed contribution (distribution) related to preferred stock redemption value	—	—	553	(710)
Deemed contribution related to preferred stock exchanges	3,009	—	8,527	—
Deemed distribution related to repurchase of noncontrolling interests	(4,031)	(284)	(16,552)	(284)
Net Income (Loss) Attributable to Wheeler REIT Common Shareholders	$8,914	$(35,675)	$(2,984)	$(54,212)

Earnings (loss) per share:
Basic	$18.37	$(129,727.27)	$(14.77)	$(306,282.49)
Diluted	$(0.83)	$(129,727.27)	$(14.77)	$(306,282.49)
Weighted-average number of shares:
Basic	485,191	275	201,971	177
Diluted	6,481,698	275	201,971	177
See accompanying notes to condensed consolidated financial statements.

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$12,982	$(30,631)	$14,355	$(38,995)

Unrealized holding gain on available for sale securities - related party	483	—	2,225	—
Total other comprehensive income	483	—	2,225	—
Comprehensive Income (Loss) Attributable to the Company	$13,465	$(30,631)	$16,580	$(38,995)
See accompanying notes to condensed consolidated financial statements.

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	1,871	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	8,732	—	6,943	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	6,236	—	4,360	3,027	—	5,540	—	—	—	5,540
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	509	—	509	—	1,864	1,864	2,373
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	453	3,218,718	42,966	16,839	—	287,991	(353,881)	481	(21,990)	—	44,443	44,443	22,453
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of debt to Common Stock	—	—	—	—	107,295	1	2,414	—	—	2,415	—	—	—	2,415
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	36,581	—	2,353	—	—	2,353	—	—	—	2,353
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	553	—	553	—	—	—	553
Common stock issued in exchange for Preferred Stock	—	—	(122,700)	(1,638)	58,222	1	4,150	2,491	—	5,004	—	—	—	5,004
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(5)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,011)	—	(4,011)	—	(6,577)	(6,577)	(10,588)
Dividends and distributions	—	—	—	—	—	—	—	(1,632)	—	(1,632)	—	(1,447)	(1,447)	(3,079)
Net (loss) income	—	—	—	—	—	—	—	(2,447)	—	(2,447)	—	1,447	1,447	(1,000)
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,261	1,261	—	—	—	1,261
Balance, June 30, 2025	562	453	3,096,018	41,350	218,932	2	296,908	(358,927)	1,742	(18,472)	—	37,866	37,866	19,394

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, June 30, 2025	562	$453	3,096,018	$41,350	218,932	$2	$296,908	$(358,927)	$1,742	$(18,472)	$—	$37,866	$37,866	$19,394
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	—	21	—	—	—	21
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	149,255	2	2,267	—	—	2,269	—	—	—	2,269
Common stock issued in exchange for Preferred Stock	—	—	(208,200)	(2,781)	578,800	5	5,626	3,009	—	5,859	—	—	—	5,859
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(20)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,031)	—	(4,031)		(6,046)	(6,046)	(10,077)
Dividends and distributions	—	—	—	—	—	—	—	(1,591)	—	(1,591)	—	(1,455)	(1,455)	(3,046)
Net income	—	—	—	—	—	—	—	11,527	—	11,527	—	1,455	1,455	12,982
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	483	483	—	—	—	483
Balance, September 30, 2025	562	$453	2,887,818	$38,590	946,967	$9	$304,801	$(350,013)	$2,225	$(3,935)	$—	$31,820	$31,820	$27,885

Table of Content
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2023	562	$453	3,379,142	$44,998	105	$—	$258,110	$(324,854)	$—	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	28	—	2,983	—	—	2,983	—	—	—	2,983
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	6	—	—	6	(6)	—	(6)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,042)	—	(2,042)	—	(2,688)	(2,688)	(4,730)
Net (loss) income	—	—	—	—	—	—	—	(8,707)	—	(8,707)	13	2,688	2,701	(6,006)
Balance, March 31, 2024	562	453	3,379,142	45,020	133	—	261,099	(335,603)	—	(29,031)	1,278	64,845	66,123	37,092
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(710)	—	(710)	—	—	—	(710)
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	411	—	—	411	(411)	—	(411)	—
Dividends and distributions	—	—	—	—	—	—	—	(2,022)	—	(2,022)	—	(2,688)	(2,688)	(4,710)
Net (loss) income	—	—	—	—	—	—	—	(5,056)	—	(5,056)	10	2,688	2,698	(2,358)
Balance, June 30, 2024	562	453	3,379,142	45,042	133	—	261,510	(343,391)	—	(36,386)	877	64,845	65,722	29,336
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	—	21	—	—	—	21
Conversion of debt to Common Stock	—	—	—	—	20	—	434	—	—	434	—	—	—	434
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	311	—	3,228	—	—	3,228	—	—	—	3,228
Adjustments for noncontrolling interest in operating partnership	—	—	—	—	—	—	431	—	—	431	(431)	—	(431)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(284)	—	(284)	—	(751)	(751)	(1,035)
Dividends and distributions	—	—	—	—	—	—	—	(2,071)	—	(2,071)	—	(2,674)	(2,674)	(4,745)
Net (loss) income	—	—	—	—	—	—	—	(33,320)	—	(33,320)	15	2,674	2,689	(30,631)
Balance, September 30, 2024	562	$453	3,379,142	$45,063	464	$—	$265,603	$(379,066)	$—	$(67,947)	$461	$64,094	$64,555	$(3,392)

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income (loss)	$14,355	$(38,995)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,621	19,212
Amortization of deferred financing costs	2,038	2,157
Net changes in fair value of derivative liabilities	(6,252)	49,774
Loss on conversion of Convertible Notes	902	368
Above (below) market lease amortization, net	(1,983)	(2,607)
Paid-in-kind interest	2,006	2,031
Loss on repurchase of debt securities	—	700
Gain on preferred stock redemptions	(1,222)	(2,739)
Unrealized gain on investment securities, net - related party	—	(779)
Straight-line rents	(56)	(51)
Gain on disposal of properties, net	(10,874)	(9,966)
Credit adjustments on operating lease receivables	856	540
Impairment charges	2,490	1,195
Net changes in assets and liabilities:
Receivables, net	(1,507)	(445)
Deferred costs and other assets, net	(1,839)	(2,722)
Accounts payable, accrued expenses and other liabilities	2,229	2,915
Net cash provided by operating activities	18,764	20,588
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(12,543)	(18,658)
Purchases of investment securities	—	(500)
Cash received from disposal of properties	33,440	20,720
Net cash provided by investing activities	20,897	1,562
FINANCING ACTIVITIES:
Payments for deferred financing costs	(456)	(1,597)
Dividends and distributions paid on noncontrolling interest	(5,244)	(8,064)
Repurchase of noncontrolling interest	(41,861)	(1,035)
Loan proceeds	20,250	33,223
Loan principal payments	(15,594)	(27,815)
Repurchase of debt securities	—	(1,282)
Loan prepayment premium	(569)	(368)
Net cash used in financing activities	(43,474)	(6,938)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,813)	15,212
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	60,716	39,807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$56,903	$55,019

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$27,093	$37,070
Restricted cash	29,810	17,949
Cash, cash equivalents, and restricted cash	$56,903	$55,019
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At September 30, 2025, the Company owned 100% of the Operating Partnership. As of September 30, 2025, the Trust owned and operated sixty-nine properties, including sixty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect the Reverse Stock Splits. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Nine Months Ended September 30,
	2025	2024
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$14,136	$—
Accretion of Preferred Stock discounts	65	65
Redemption of Series D Preferred Stock to Common Stock	11,563	6,211
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	4,143	2,389
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$614	$719
Cash paid for interest, excluding loan prepayment premium	19,260	18,940

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.1 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.3 million and $1.5 million for the three and nine months ended September 30, 2024, respectively, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof.

Recently Issued and Adopted Accounting Pronouncements

Accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on the net income (loss) attributable to common shareholders. All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

The Company is providing reclassified quarterly unaudited consolidated financial information for the interim period for the three months ended March 31, 2025. The results from exchanges of the Company's Common Stock in exchange for the Company's preferred stock are now presented as an adjustment after net income (loss) and before net income (loss) attributable to common shareholders. This reclassification has no effect on the Company’s net operating income disclosed in the condensed consolidated financial statements, income (loss) attributable to common shareholders and earnings (loss) per share on the condensed consolidated statements of operations, the condensed consolidated balance sheets, or the net change in cash provided by operating activities within the condensed consolidated statements of cash flows.

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

The Company’s depreciation expense on real estate for the three months ended September 30, 2025 and 2024 totaled $4.6 million and $4.7 million, respectively. The Company’s depreciation expense on real estate for the nine months ended September 30, 2025 and 2024 totaled $13.8 million and $14.0 million, respectively.

During the three and nine months ended September 30, 2025, the Company recorded impairment charges of $2.5 million on Carll's Corner, located in Bridgeton, New Jersey. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.

Assets Held for Sale and Dispositions

At September 30, 2025, assets held for sale include Carll's Corner, Fieldstone Marketplace, and an undeveloped South Philadelphia land parcel, as the Company has committed to a plan to sell these properties. There were no assets held for sale as of December 31, 2024.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	September 30, 2025	December 31, 2024
Real estate, net	$14,354	$—
Receivables, net - unbilled straight-line rent	602	—
Above market lease intangibles, net	25	—
Deferred costs and other assets, net	779	—
Total assets held for sale	$15,760	$—

	September 30, 2025	December 31, 2024
Below market lease intangibles, net	$317	$—
Total liabilities associated with assets held for sale	$317	$—

The following properties were sold during the nine months ended September 30, 2025 and 2024 (in thousands, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
June 26, 2025	Winslow Plaza	$8,650	$3,784	$7,854
May 15, 2025	Devine Street	7,100	1,054	6,758
May 1, 2025	Amscot Building	600	348	523
March 13, 2025	Oregon Avenue	3,000	80	2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907
September 12, 2024	Kings Plaza	14,200	6,509	13,746
September 11, 2024	Edenton Commons Land Parcel	1,400	574	1,312
June 26, 2024	Oakland Commons	6,000	3,363	5,662
June 18, 2024	Harbor Point Land Parcel	n/a	(480)	n/a

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

As of September 30, 2025, the net asset value of the Company’s SAI investment was $14.3 million. For the three and nine months ended September 30, 2025, the Company recorded $0.5 million and $2.2 million in unrealized holding gains through other comprehensive income, respectively, net of investment fees as noted above. For the three and nine months ended September 30, 2024, the gain on investment securities was $0.6 million and $0.8 million, respectively, net of investment fees as noted above.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, unaudited):

	September 30, 2025	December 31, 2024
Leases in place, net	$6,715	$10,365
Lease origination costs, net	5,439	6,623
Ground lease sandwich interest, net	639	845
Legal and marketing costs, net	110	174
Tenant relationships, net	50	156
Prepaid expenses	4,055	2,661
Total	$17,008	$20,824
As of September 30, 2025 and December 31, 2024, the Company’s intangible accumulated amortization totaled $69.6 million and $70.7 million, respectively. During the three months ended September 30, 2025 and 2024, the Company’s intangible amortization expense totaled $1.0 million and $1.5 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company’s intangible amortization expense totaled $3.8 million and $5.2 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2025	December 31, 2024
Variable-rate:
August 2025 Cedar Credit Facility	Interest only	7.03%	August 2027	$10,250	$—
April 2025 Cedar Bridge Loan	Interest only	5.52%	February 2028	10,000	—
Fixed-rate:
Winslow Plaza	$24,295	4.82%	December 2025	—	4,250
Tuckernuck	$32,202	5.00%	March 2026	4,501	4,619
Timpany Plaza	$79,858	7.27%	September 2028	11,444	11,527
Village of Martinsville	$89,664	4.28%	July 2029	13,967	14,313
Laburnum Square	$37,842	4.28%	September 2029	7,531	7,625
Rivergate (1)	$100,222	4.25%	September 2031	16,730	17,091
Convertible Notes	Interest only	7.00%	December 2031	29,353	30,865
June 2022 Term Loan	Interest only	4.25%	July 2032	73,966	75,000
JANAF	Interest only	5.31%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.25%	November 2032	100,441	109,571
Patuxent Crossing/Coliseum Marketplace	Interest only	6.35%	January 2033	25,000	25,000
May 2023 Term Loan 1	$373,981	6.19%	June 2033	60,923	61,100
May 2023 Term Loan 2	Interest only	6.24%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.80%	July 2034	25,500	25,500
Total Principal Balance				502,676	499,531
Unamortized deferred financing cost				(15,340)	(16,922)
Total Loans Payable, net				$487,336	$482,609
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

April 2025 Cedar Bridge Loan

On April 4, 2025, Cedar entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Cedar Bridge Loan"). The interest rate under the April 2025 Cedar Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity. In August 2025, the maturity date was extended from January 4, 2026 to February 15, 2028. The April 2025 Cedar Bridge Loan is guaranteed by both Cedar and the Operating Partnership, with the guarantee secured by $10.0 million of the Operating Partnership's cash pledged as collateral in an interest bearing account, which is included in "restricted cash" on the Company's condensed consolidated balance sheets.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Winslow Plaza Payoff

On June 26, 2025, the Company paid the remaining loan balance of $4.2 million on the Winslow Plaza loan in conjunction with the Winslow Plaza disposition, as detailed in Note 3, and paid a $28 thousand loan prepayment premium.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Cedar Credit Facility") pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility is collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of September 30, 2025 are as follows (in thousands, unaudited):

For the remaining three months ending December 31, 2025	$523
December 31, 2026	6,450
December 31, 2027	13,026
December 31, 2028	26,771
December 31, 2029	25,035
December 31, 2030	6,067
Thereafter	424,804
Total principal repayments and debt maturities	$502,676

Convertible Notes

As of September 30, 2025, the conversion price for the Convertible Notes was approximately $4.91 per share of the Company’s Common Stock (approximately 5.09 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	58,118	$1,593	$926	$2,519
2024	—	109,676	$1,624	$948	$2,572
(1) Shares issued as interest payment on Convertible Notes.

During the nine months ended September 30, 2025, the Company issued an aggregate of 107,295 shares of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million. There were no conversion requests during the three months ended

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

September 30, 2025. The aggregate net loss on conversion of Convertible Notes was $0.4 million for the three and nine months ended September 30, 2024.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2025 and December 31, 2024, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $451.3 million and $451.0 million, respectively, and the carrying value of such loans, was $441.8 million and $456.1 million, respectively. As of September 30, 2025, the fair values of the April 2025 Cedar Bridge Loan and August 2025 Cedar Credit Facility approximated their carrying values.

The fair value of the Convertible Notes was estimated using available market information. As of September 30, 2025, and December 31, 2024, the fair value of the Convertible Notes, which was determined to be Level 1 within the fair value hierarchy, was $135.0 million and $179.6 million, respectively, and the carrying value, was $25.6 million and $26.5 million, respectively.

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

The Company’s warrants to purchase shares of Common Stock (the “Wilmington Warrants”) were issued to the holders thereof in three tranches: Wilmington Warrant Tranche A to purchase Common Stock at an exercise price of $116,808 per share, Wilmington Warrant Tranche B to purchase Common Stock at an exercise price of $140,169 per share, and Wilmington Warrant Tranche C at an exercise price of $233,615 per share, each excercise price was as of September 30, 2025 and December 31, 2024. Wilmington Warrants have an expiration date of March 12, 2026.

In measuring the warrant liability, the Company used the following inputs:

	September 30, 2025	December 31, 2024
Common Stock price	$6.26	$3.37 (1)
Weighted average contractual term to maturity (years)	0.5 years	1.2 years
Expected market volatility %	181.50%	258.05%
Risk free interest rate	3.83%	4.21%
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

In measuring the embedded derivative liability, the Company used the following inputs:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	September 30, 2025	December 31, 2024
Conversion price (1)	$4.53	$2.22 (2)
Common Stock price	$6.26	$3.37 (2)
Contractual term to maturity (years)	6.3 years	7.0 years
Expected market volatility %	155.00%	185.00%
Risk-free interest rate	3.90%	4.50%
Traded WHLRL price, % of par	460.00%	582.00%
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

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Balance at the beginning of period	$11,985	$3,653
Changes in fair value - Warrants	—	9
Changes in fair value - Convertible Notes conversion features	(6,252)	8,323
Balance at end of period	$5,733	$11,985

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2025 and 2024, the weighted average remaining lease term of our leases was 36 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively. Rent expense under the operating lease agreements was $0.6 million and $0.7 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Eastern District of Virginia.On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company and the Company’s CEO (the “Individual Defendants”) each breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserted the Individual Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that they should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series D Preferred Stock. The Individual Defendants denied any liability and raised affirmative defenses. The Company was named as a nominal defendant in the case, and no claims were asserted against it. The Company provided indemnification (including legal fees and costs) to the Individual Defendants. On June 10, 2024, the Individual

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Defendants and the other Defendants in the case filed motions to dismiss the complaint. On September 13, 2024, the District Court granted in part and denied in part those motions. The parties thereafter conducted substantial fact discovery and exchanged expert reports. Plaintiff filed a motion for class certification which the Defendants opposed. The parties engaged in settlement discussions resulting in a settlement agreement dated October 21, 2025. In the agreement, the Defendants denied any wrongdoing and members of a settlement class provide full releases of liability to all Defendants. The settlement class is defined to include all persons other than Defendants and certain related parties who held Company common stock as of August 16, 2021 or purchased Company common stock between August 16, 2021 and September 20, 2023. On October 21, 2025, the parties filed a motion asking the Court to certify the settlement class, grant preliminary approval of the settlement and authorize notice to members of the settlement class. The settlement will not be final unless and until the court grants final approval after class notice. The Company is not responsible for any portion of the settlement payment.

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their fiduciary duties to Cedar's preferred stockholders through the Cedar Acquisition. The claims in the Aquino Action mirror the fiduciary duty breach claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the “Kim Action”), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The Aquino Action alleges that the courts in the Kim Action misinterpreted Maryland law on fiduciary duties to preferred stockholders. The Former Cedar Directors have filed a motion to dismiss the Aquino Action. The court has provided the parties with an opportunity to submit supplemental briefing prior to holding a hearing on that motion. Neither the Company nor Cedar have been sued in the Aquino Action. The Company has a contractual obligation to indemnify the Former Cedar Directors, including for reasonable costs and legal fees. At this juncture, the outcome of the litigation remains uncertain.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of September 30, 2025 and December 31, 2024, the Company’s allowance for uncollectible tenant receivables totaled $0.6 million and $1.0 million, respectively. At September 30, 2025 and December 31, 2024, there were $9.7 million and $8.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The table below disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base rent	$17,336	$18,317	$51,899	$55,364
Tenant reimbursements - variable lease revenue	5,389	5,407	18,350	17,149
Above (below) market lease amortization, net	558	834	1,983	2,607
Straight-line rents	466	159	1,613	885
Percentage rent - variable lease revenue	227	222	554	460
Lease termination fees	—	6	5	237
Other	115	450	728	819
Total	24,091	25,395	75,132	77,521
Credit adjustments on operating lease receivables	(270)	(603)	(856)	(540)
Total	$23,821	$24,792	$74,276	$76,981

10. Equity and Mezzanine Equity

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Reverse Stock Splits

On March 5, 2024, in accordance with the Maryland General Corporation Law, our Board of Directors declared reverse stock splits from May 7, 2024 to March 31, 2025 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the reverse stock splits from May 7, 2024 to March 31, 2025 at the annual meeting held on May 6, 2024. On May 21, 2025, we announced that our Board of Directors had approved the May 2025 Reverse Stock Split.

On June 20, 2025, in accordance with the Maryland General Corporation Law, our Board of Directors declared monthly reverse stock splits from August 21, 2025 to December 31, 2026 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved monthly reverse stock splits from August 21, 2025 to December 31, 2026 at the annual meeting held on August 20, 2025.

The January 2025 Reverse Stock Split, the March 2025 Reverse Stock Split, the May 2025 Reverse Stock Split and the September 2025 Reverse Stock Split were effected on January 27, 2025, March 26, 2025, May 26, 2025 and September 22, 2025, respectively, at the reverse stock split ratios of one-for-four, one-for-five, one-for-seven and one-for-five, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions with the unaffiliated holders of the Company’s securities during the nine months ended September 30, 2025:

	Shares Issued	Shares Exchanged
Date	Common Stock	Series B Preferred Stock	Series D Preferred Stock
January 7, 2025	11	1,000	1,000
January 16, 2025	1,530	82,400	82,400
March 4, 2025	4,695	54,774	54,774
April 10, 2025	41,080	102,700	102,700
April 25, 2025	17,142	20,000	20,000
July 21, 2025	24,000	15,000	15,000
August 5, 2025	13,200	6,000	6,000
August 18, 2025	50,400	14,000	14,000
August 19, 2025	76,000	20,000	20,000
August 27, 2025	35,000	7,000	7,000
August 28, 2025	55,000	11,000	11,000
September 9, 2025	73,000	29,200	14,600
September 11, 2025	201,600	84,000	42,000
September 16, 2025	50,600	22,000	11,000
Total	643,258	469,074	401,474

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

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $3.0 million and $8.5 million for the three and nine months ended September 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheet, with such deemed contributions included as a component of net income (loss) attributable to common shareholders. There were no exchanges of Preferred Stock during the three and nine months ended September 30, 2024.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2025 and December 31, 2024, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $66.0 million and $88.7 million in aggregate liquidation value, respectively.

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

During the nine months ended September 30, 2025, the Company processed redemptions for an aggregate of 316,133 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 194,568 shares of Common Stock in settlement of an aggregate redemption price of approximately $12.8 million. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At September 30, 2025, the Company had received requests to redeem 35,031 shares of Series D Preferred Stock with respect to the October 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at September 30, 2025 and the liquidation value associated with these shares of $1.5 million is presented as a liability in the condensed consolidated balance sheets.

The changes in the carrying value of the Series D Preferred Stock for the nine months ended September 30, 2025 and 2024 are as follows (in thousands, except per share data, unaudited):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2024	2,236,046	$84,625
Series D Preferred Stock redemptions (1)	(193,951)	(5,274)
Preferred Stock exchanges	(138,174)	(5,542)
Undeclared dividends	—	1,856
Balance March 31, 2025	1,903,921	75,665
Paid-in-kind interest, issuance of Preferred Stock (2)	58,118	2,006
Accretion to liquidation preference (3)	—	(553)
Series D Preferred Stock redemptions (4)	(63,160)	(1,466)
Preferred Stock exchanges	(122,700)	(5,005)
Undeclared dividends	—	1,610
Balance June 30, 2025	1,776,179	72,257
Series D Preferred Stock redemptions (5)	(59,022)	(3,446)
Preferred Stock exchanges	(140,600)	(5,858)
Undeclared dividends	—	1,570
Balance September 30, 2025	1,576,557	$64,523
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
(5) The value is net of the October 2025 Holder Redemption Date redemption liquidation value of $1.5 million, which is represented as a liability; however, the corresponding 35,031 shares have not been adjusted for as they remained outstanding at September 30, 2025.

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

During the three months ended September 30, 2025 and 2024, the Company realized a gain on preferred stock redemptions of $0.2 million and $2.5 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Series D Preferred Stock being less than the carrying value of the Series D Preferred Stock retired in those transactions. During the nine months ended September 30, 2025 and 2024, the Company realized a gain on preferred stock redemptions of $1.2 million and $2.7 million in the aggregate, respectively, as a result of the fair market value

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of the Common Stock issued in redemptions of Series D Preferred Stock being less than the carrying value of the Series D Preferred Stock retired in those transactions.

Noncontrolling Interests - Consolidated Subsidiary

During the three and nine months ended September 30, 2025, Cedar repurchased and retired 620,069 and 1,921,228 shares, respectively, of Cedar Series C Preferred Stock through a series of repurchase transactions, including tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $10.1 million and $31.3 million, respectively, at an average price of $16.30 and $16.29 per share, respectively, representing a premium of $6.55 and $6.54 per share, respectively, to the carrying value.

During the three and nine months ended September 30, 2025, Cedar repurchased and retired 0 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million at an average price of $17.87 per share, representing a premium of $6.77 per share to the carrying value.

The repurchase of the noncontrolling interests caused the recognition of $4.0 million and $16.6 million deemed distributions during the three and nine months ended September 30, 2025, respectively. The repurchases of noncontrolling interests caused the recognition of $0.3 million deemed distributions during the three and nine months ended September 30, 2024.

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

The following table summarizes the potential dilution from the conversion of Series B Preferred Stock, Series D Preferred Stock and Convertible Notes into the Company's Common Stock. The Series B Preferred Stock and Series D Preferred Stock have been excluded from the Company’s diluted earnings per share calculation for the three month period ending on September 30, 2025 because their inclusion would be antidilutive. All of these have been excluded from the Company’s diluted earnings per share calculation for the nine month period ending on September 30, 2025 because their inclusion would be antidilutive.

	September 30, 2025
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	2,887,818	—
Series D Preferred Stock	1,576,557	7,415,132
Convertible Notes	—	5,996,507

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the nine months ended September 30, 2025	$5,036	$2.79

For the nine months ended September 30, 2024	$6,069	$2.40

The total cumulative dividends in arrears for Series D Preferred Stock is $26.6 million as of September 30, 2025 ($16.86 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of 16.00% and 14.75%, as of September 30, 2025 and 2024, respectively. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the three and nine months ended September 30, 2025 and 2024.

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

The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$23,821	$24,792	$74,276	$76,981
Operating expenses:
Property operating expenses	(4,352)	(4,698)	(13,942)	(14,682)
Real estate and other property-related taxes and insurance	(3,467)	(3,790)	(10,555)	(11,608)
Total	(7,819)	(8,488)	(24,497)	(26,290)
Net Operating Income	$16,002	$16,304	$49,779	$50,691

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Operating Income	$16,002	$16,304	$49,779	$50,691
Add (deduct):
Depreciation and amortization	(5,612)	(6,241)	(17,621)	(19,212)
Impairment charges	(2,490)	(1,195)	(2,490)	(1,195)
Corporate general & administrative	(2,404)	(2,057)	(7,953)	(7,356)
(Loss) gain on disposal of properties, net	(3)	7,083	10,874	9,966
Operating income	$5,493	$13,894	$32,589	$32,894

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three months ended September 30, 2025 and 2024, Cedar made no payments to the Company for these services. During the nine months ended September 30, 2025 and 2024, Cedar paid the Company $0.7 million and $0.9 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	September 30, 2025 (2)	December 31, 2024 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	953	634
Leasing commissions	802	548
Sales commissions	488	343
Cost Sharing Agreement allocations (1)	1,257	800
Total	$10,666	$9,491

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and nine months ended September 30, 2025 the investment fees described in Note 4 were $156 thousand and $542 thousand, respectively, and included within other comprehensive income. For the three and nine months ended September 30, 2024, the investment fees described in Note 4 were $177 thousand and $277 thousand, respectively, and included within gain on investment securities, net - related party. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 46,456 shares of Series D Preferred Stock subsequent to September 30, 2025. Accordingly, the Company has issued 378,673 shares of Common Stock in settlement of an aggregate redemption price of approximately $2.0 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

On October 15, 2025, the Company agreed to issue 55,000 shares of its Common Stock to an unaffiliated holder of the Company’s securities in exchange for a total of 5,000 shares of its Series D Preferred Stock and a total of 10,000 shares of its Series B Preferred Stock.

Lake Murray Disposition

On October 16, 2025 the Company completed the sale of Lake Murray, located in Lexington, South Carolina, for the contract price of $4.6 million and used the proceeds to pay down $1.9 million of the June 2022 Term Loan and $52 thousand loan prepayment premium.

South Philadelphia Land Parcel Disposition

On October 29, 2025, the Company completed the sale of an undeveloped South Philadelphia land parcel, located in Philadelphia, Pennsylvania, for $4.4 million.

Carll's Corner Disposition

On October 31, 2025, the Company completed the sale of Carll's Corner, located in Bridgerton, New Jersey, for $3.7 million.

Fieldstone Marketplace Disposition

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

On November 3, 2025, the Company completed the sale of Fieldstone Marketplace, located in New Bedford, Massachusetts, for $12.2 million.

August 2025 Cedar Credit Facility and April 2025 Cedar Bridge Loan
The Company used the proceeds from the South Philadelphia land parcel disposition, Carll's Corner disposition and Fieldstone Marketplace disposition discussed above to pay down $10.3 million of the August 2025 Cedar Credit Facility and $4.0 million of the April 2025 Cedar Bridge Loan, subsequent to September 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2024 Form 10-K. All share and share-related information presented reflect Reverse Stock Splits. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

As of September 30, 2025, the Company, through the Operating Partnership, owned and operated sixty-nine properties, including sixty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Massachusetts, Connecticut, Kentucky, Tennessee, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 46%, 44% and 10% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
June 26, 2025	Winslow Plaza - Sicklerville, New Jersey	$8,650	$3,784	$7,854
May 15, 2025	Devine Street - Columbia, South Carolina	7,100	1,054	6,758
May 1, 2025	Amscot Building - Tampa, Florida	600	348	523
March 13, 2025	Oregon Avenue - Philadelphia, Pennsylvania	3,000	80	2,765
March 6, 2025	South Lake - Lexington, South Carolina	1,900	(1,010)	1,633
February 11, 2025	Webster Commons - Webster, Massachusetts	14,500	6,618	13,907

Assets Held for Sale

As of September 30, 2025, Carll's Corner, located in Bridgeton, New Jersey, Fieldstone Marketplace, located in New Bedford, Massachusetts, and an undeveloped South Philadelphia land parcel, located in Philadelphia, Pennsylvania, have been classified "assets held for sale" in the accompanying condensed consolidated balance sheet.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million pursuant to which the Operating Partnership may request a loan advance no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility is collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR.

Winslow Plaza Payoff

On June 26, 2025, the Company paid the remaining loan balance of $4.2 million on the Winslow Plaza loan in conjunction with the Winslow Plaza disposition, as detailed in Note 3, and paid a $28 thousand loan prepayment premium.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the nine months ended September 30, 2025, the Company has exchanged an aggregate amount of 643,258 shares of its Common Stock to unaffiliated holders of its securities for a total of 469,074 shares of its Series B Preferred Stock and a total of 401,474 shares of its Series D Preferred Stock. The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $3.0 million and $8.5 million for the three and nine months end September 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheet, with such deemed contributions included as a component of net income (loss) attributable to common shareholders.

Series D Preferred Stock - Redemptions

During the nine months ended September 30, 2025, the Company processed redemptions of an aggregate of 316,133 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 194,568 shares of Common Stock in settlement of an aggregate redemption price of approximately $12.8 million.

At September 30, 2025, the Company had received requests to redeem 35,031 shares of Series D Preferred Stock with respect to the October 2025 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at September 30, 2025 and the liquidation value associated with these shares of $1.5 million is presented as a liability in the accompanying condensed consolidated balance sheet.

Convertible Notes

During the three and nine months ended September 30, 2025, the Company issued an aggregate of 0 and 107,295 shares, respectively, of its Common Stock upon the conversion of Convertible Notes by certain holders thereof, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.0 million and $0.9 million, respectively.

As of September 30, 2025, the Conversion Price for the Convertible Notes was approximately $4.91 per share of the Company’s Common Stock (approximately 5.09 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	58,118	$1,593	$926	$2,519
2024	—	109,676	$1,624	$948	$2,572
(1) Shares issued as interest payment on Convertible Notes.

Noncontrolling Interests - Consolidated Subsidiary
During the three and nine months ended September 30, 2025, Cedar repurchased and retired 620,069 and 1,921,228 shares, respectively, of Cedar Series C Preferred Stock through a series of repurchase transactions, including tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $10.1 million and $31.3 million, respectively. During the three and nine months ended September 30, 2025, Cedar repurchased and retired 0 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million. See Liquidity and Capital Resources below, and Note 10 to the accompanying condensed consolidated financial statements for additional detail.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and nine months ended September 30, 2025, Cedar paid the Company $0.0 million and $0.7 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions, sales commissions and Cost Sharing Agreement allocations were $10.7 million and $9.5 million as of September 30, 2025 and December 31, 2024, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

As of September 30, 2025, the net asset value of the Company’s SAI investment was $14.3 million which includes $10.5 million from prior subscriptions and there were no additional subscriptions in 2025. For the three and nine months ended September 30, 2025 the investment fees were $156 thousand and $542 thousand, respectively. For the three and nine months ended September 30, 2024 the investment fees were $177 thousand and $277 thousand, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

For the three and nine months ended September 30, 2025, the Company recorded $0.5 million and $2.2 million in unrealized holding gains through other comprehensive income, respectively, net of investment fees as noted above. For the three and nine months ended September 30, 2024, the gain on investment securities was $0.6 million and $0.8 million, respectively, net of investment fees as noted above.

Preferred Dividends

At September 30, 2025, the Company had accumulated undeclared dividends of $26.6 million ($16.86 per share) to holders of shares of our Series D Preferred Stock of which $1.6 million ($0.94 per share) and $5.0 million ($2.79 per share) are attributable to the three and nine months ended September 30, 2025, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Renewals(1):
Leases renewed with rate increase (sq feet)	129,918	315,806	494,380	598,255
Leases renewed with rate decrease (sq feet)	—	37,985	—	43,360
Leases renewed with no rate change (sq feet)	70,565	75,260	155,608	141,063
Total leases renewed (sq feet)	200,483	429,051	649,988	782,678

Leases renewed with rate increase (count)	36	48	103	121
Leases renewed with rate decrease (count)	—	1	—	3
Leases renewed with no rate change (count)	5	5	9	9
Total leases renewed (count)	41	54	112	133

Option exercised (count)	9	12	25	27

Weighted average on rate increases (per sq foot)	$1.94	$1.05	$1.55	$1.18
Weighted average on rate decreases (per sq foot)	$—	$(0.70)	$—	$(0.86)
Weighted average rate (per sq foot)	$1.26	$0.71	$1.18	$0.85

Weighted average change over prior rates	10.6%	7.5%	11.9%	8.1%

New Leases(1) (2):
New leases (sq feet)	47,930	38,635	156,027	196,952
New leases (count)	9	14	32	43
Weighted average rate (per sq foot)	$12.21	$15.74	$13.72	$13.55

Weighted average change of new leases over prior rates	19.7%	22.2%	24.4%	15.9%
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

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2024 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the nine months ended September 30, 2025, there have been no significant changes to these estimates and policies previously disclosed in our 2024 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended September 30,		Changes
	2025	2024	Dollars	Percent
Revenues	$23,821	$24,792	$(971)	(3.9)%
Property operating expense	(7,819)	(8,488)	669	7.9%
Net operating income	16,002	16,304	(302)
Depreciation and amortization	(5,612)	(6,241)	629	10.1%
Impairment charges	(2,490)	(1,195)	(1,295)	(108.4)%
Corporate general & administrative	(2,404)	(2,057)	(347)	(16.9)%
(Loss) gain on disposal of properties, net	(3)	7,083	(7,086)	(100.0)%
Interest income	290	133	157	118.0%
Gain on investment securities, net - related party	—	591	(591)	n/a
Interest expense	(7,853)	(7,851)	(2)	—%
Net changes in fair value of derivative liabilities	14,989	(39,299)	54,288	138.1%
Loss on conversion of Convertible Notes	—	(368)	368	n/a
Gain on preferred stock redemptions	176	2,526	(2,350)	(93.0)%
Other expense	(113)	(257)	144	56.0%
Net Income (Loss)	$12,982	$(30,631)	$43,613

Revenues were lower primarily as a result of (1) a decrease of $1.9 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.9 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.1 million in operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.2 million in real estate taxes, (3) an increase of $0.1 million in repairs and maintenance and (4) an increase of $0.1 million in utilities.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024 and 2025.

Impairment was recorded for Carll's Corner, located in Bridgeton, New Jersey, and Oregon Avenue, located in Philadelphia, Pennsylvania, in 2025 and 2024, respectively.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase in professional fees of $0.2 million and (2) an increase of $0.1 million in corporate administration.

Interest income was higher primarily as a result of higher restricted cash balances, including $10.0 million of restricted cash pledged as collateral for the April 2025 Cedar Bridge Loan.

Interest expense was relatively flat. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended September 30,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,331	$4,415	$(84)	(1.9)%
Convertible Notes interest (1)	513	541	(28)	(5.2)%
Amortization of deferred financing costs	561	803	(242)	(30.1)%
Variable-rate lines of credit (2)	212	—	212	n/a
Property debt interest - Cedar	2,236	2,092	144	6.9%
Total Interest Expense	$7,853	$7,851	$2	—%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

Net changes in the fair value of derivative liabilities was a $15.0 million gain for the three months ended September 30, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Series D Preferred Stock compared to the Series D Preferred Stock's carrying value. During the three months ended September 30, 2025 and 2024, the Company realized a gain of $0.2 million and $2.5 million in the aggregate, respectively.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.1 million for the three months ended September 30, 2025, which primarily consisted of capital structure costs, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $0.3 million for the three months ended September 30, 2024,which primarily consisted of capital structure costs, including legal and other expenses incurred for the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D redemptions and redemptions of the Series D Preferred Stock by holders thereof.

Year-To-Date Comparison

	Nine Months Ended September 30,		Changes
	2025	2024	Dollars	Percent
Revenues	$74,276	$76,981	$(2,705)	(3.5)%
Property operating expense	(24,497)	(26,290)	1,793	6.8%
Net operating income	49,779	50,691	(912)
Depreciation and amortization	(17,621)	(19,212)	1,591	8.3%
Impairment charges	(2,490)	(1,195)	(1,295)	(108.4)%
Corporate general & administrative	(7,953)	(7,356)	(597)	(8.1)%
Gain on disposal of properties, net	10,874	9,966	908	9.1%
Interest income	734	256	478	186.7%
Gain on investment securities, net - related party	—	779	(779)	n/a
Interest expense	(24,638)	(24,034)	(604)	(2.5)%
Net changes in fair value of derivative liabilities	6,252	(49,774)	56,026	112.6%
Loss on conversion of Convertible Notes	(902)	(368)	(534)	(145.1)%
Gain on preferred stock redemptions	1,222	2,739	(1,517)	(55.4)%
Other expense	(876)	(1,486)	610	41.0%
Income tax expense	(26)	(1)	(25)	(2,500.0)%
Net Income (Loss)	$14,355	$(38,995)	$53,350

Revenues were lower primarily as a result of (1) a decrease of $5.5 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $2.7 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to same center properties and (3) an increase of $0.1 million in market lease amortization and straight line rent.

Property operating expenses were lower primarily as a result of (1) a decrease of $2.6 million in operating expenses attributable to properties that were sold in 2024 and 2025 and (2) a decrease of $0.3 million in property administrative expenses, partially offset by (3) an increase of $0.7 million in grounds and landscaping, primarily due to an increase in snow removal, (4) an increase of $0.2 million in utilities and (5) an increase of $0.2 million in real estate taxes.

Depreciation and amortization were lower primarily as a result of the purchase price allocation of lease intangibles due to the timing of the Cedar Acquisition and properties sold in 2024 and 2025.

Impairment was recorded for Carll's Corner, located in Bridgeton, New Jersey, and Oregon Avenue, located in Philadelphia, Pennsylvania, in 2025 and 2024, respectively.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase in salaries of $0.3 million and (2) an increase of $0.3 million in corporate administration.

Interest income was higher primarily as a result of higher restricted cash balances, including $10.0 million of restricted cash pledged as collateral for the April 2025 Cedar Bridge Loan.

Interest expense increased 2.5%. Below is a comparison of the components which make up interest expense (in thousands):

	Nine Months Ended September 30,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$13,002	$12,715	$287	2.3%
Convertible Notes interest (1)	2,519	2,572	(53)	(2.1)%
Loan prepayment premium	569	368	201	54.6%
Amortization of deferred financing costs	2,038	2,157	(119)	(5.5)%
Variable-rate lines of credit (2)	348	—	348	n/a
Property debt interest - Cedar	6,162	6,222	(60)	(1.0)%
Total Interest Expense	$24,638	$24,034	$604	2.5%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

The above increase in fixed-rate property debt interest inclusive of Cedar debt was $0.2 million a result of (1) an increase of $0.6 million due to an increase in the overall average interest rate, partially offset by (2) a decrease of $0.4 million in the average principal property debt balance.

Net changes in the fair value of derivative liabilities was a $6.3 million gain for the nine months ended September 30, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Series D Preferred Stock compared to the Series D Preferred Stock's carrying value. During the nine months ended September 30, 2025 and 2024, the Company realized a gain of $1.2 million and $2.7 million in the aggregate, respectively.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.9 million for the nine months ended September 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $1.5 million for the nine months ended September 30, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D redemptions and redemptions of the Series D Preferred Stock by holders thereof.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, unaudited)
Operating Income	$5,493	$13,894	$32,589	$32,894
Add (deduct):
Loss (gain) on disposal of properties, net	3	(7,083)	(10,874)	(9,966)
Corporate general & administrative	2,404	2,057	7,953	7,356
Impairment charges	2,490	1,195	2,490	1,195
Depreciation and amortization	5,612	6,241	17,621	19,212
Straight-line rents	(466)	(159)	(1,613)	(885)
Above (below) market lease amortization, net	(558)	(834)	(1,983)	(2,607)
Other non-property revenue	(10)	(5)	(68)	(18)
NOI related to properties not defined as same-property	22	(797)	(263)	(3,157)
Same-Property Net Operating Income	$14,990	$14,509	$45,852	$44,024

Total Same-Property NOI was $15.0 million and $14.5 million for the three months ended September 30, 2025 and 2024, respectively, representing an increase of 3.3% due to a 4.0% increase in property revenues, partially offset by a 5.4% increase in property expenses.

Total Same-Property NOI was $45.9 million and $44.0 million for the nine months ended September 30, 2025 and 2024, respectively, representing an increase of 4.2% due to a 3.9% increase in property revenue, partially offset by a 3.4% increase in property expenses.

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
A reconciliation of net income (loss) to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$12,982	$(30,631)	$14,355	$(38,995)
Depreciation and amortization of real estate assets	5,612	6,241	17,621	19,212
Impairment charges	2,490	1,195	2,490	1,195
Loss (gain) on disposal of properties, net	3	(7,083)	(10,874)	(9,966)
FFO	21,087	(30,278)	23,592	(28,554)
Preferred stock dividends - undeclared	(1,591)	(2,071)	(5,101)	(6,135)
Dividends on noncontrolling interests preferred stock	(1,455)	(2,674)	(4,766)	(8,050)
Preferred stock accretion adjustments	21	21	65	65
FFO available to common stockholders and common unitholders	18,062	(35,002)	13,790	(42,674)
Other non-recurring and non-cash expenses	(4)	—	569	368
Gain on investment securities, net - related party	—	(591)	—	(779)
Net changes in fair value of derivative liabilities	(14,989)	39,299	(6,252)	49,774
Loss on conversion of Convertible Notes	—	368	902	368
Gain on preferred stock redemptions	(176)	(2,526)	(1,222)	(2,739)
Straight-line rental revenue, net straight-line expense	(485)	(176)	(1,669)	(936)
Deferred financing cost amortization	561	803	2,038	2,157
Paid-in-kind interest	—	—	2,006	2,031
Above (below) market lease amortization, net	(558)	(834)	(1,983)	(2,607)
Recurring capital expenditures and tenant improvement reserves	(371)	(378)	(1,115)	(1,183)
AFFO	$2,040	$963	$7,064	$3,780

Weighted Average Common Shares	485,191	275	201,971	177
FFO per Common Share	$37.23	$(127,280.00)	$68.28	$(241,096.05)
AFFO per Common Share	$4.20	$3,501.82	$34.98	$21,355.93

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. There were $0.0 million other non-recurring expenses for the three months ended September 30, 2025 and 2024. Other non-recurring expenses were $0.6 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, a result of loan prepayment premiums.

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

Recent Tax Law Update

On July 4, 2025, President Trump signed the OBBBA into law. The OBBBA permanently extended certain provisions that were enacted in the Tax Cuts and Jobs Act of 2017. Such extensions included the permanent extension of the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers. The OBBBA also increased the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries (the permissible value of taxable REIT subsidiary securities that a REIT may hold) from 20% to 25% of the value of the REIT’s total assets for taxable years beginning after December 31, 2025. The Company is currently evaluating this legislation to determine its potential impact on the Company’s consolidated financial statements and related disclosures.

Liquidity and Capital Resources

At September 30, 2025, our consolidated cash, cash equivalents and restricted cash totaled $56.9 million compared to consolidated cash, cash equivalents and restricted cash of $55.0 million at September 30, 2024. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Nine Months Ended September 30,		Changes
	2025	2024	Dollars	Percent
Operating activities	$18,764	$20,588	$(1,824)	(8.9)%
Investing activities	20,897	1,562	19,335	1237.8%
Financing activities	(43,474)	(6,938)	(36,536)	(526.6)%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $19.9 million and $20.8 million for 2025 and 2024, respectively, primarily due to (1) a decrease of $2.9 million in NOI related to properties not defined as same-property, (2) an increase of $0.6 million in corporate general and administrative expense, (3) an increase of $0.3 million in cash paid for interest expense, partially offset by (4) an increase of $1.8 million in Same-Property NOI, (5) a decrease of $0.6 million in other expense and (6) an increase of $0.5 million in interest income.

Investing Activities

Our cash flows from investing activities increased $19.3 million, primarily due to (1) the proceeds from the sale of six properties sold in 2025 compared to four property sales during the nine months ended September 30, 2024, (2) the decrease in capital expenditures of $6.1 million and (3) no investment subscription with SAI compared to $0.5 million during the nine months ended September 30, 2024.

Financing Activities

Our cash flows used in financing activities were $43.5 million for the nine months ended September 30, 2025, compared to cash flows used in financing activities of $6.9 million for the comparable period in 2024.

Financing activities during the nine months ended September 30, 2025 primarily consisted of:

Cash inflows:
•$10.3 million loan proceeds a result of the August 2025 Cedar Credit Facility
•$10.0 million loan proceeds a result of the April 2025 Cedar Bridge Loan

Cash outflows:
•$41.9 million repurchase of noncontrolling interests;
•$9.1 million payment on October 2022 Cedar Term Loan related to the sale of Webster Commons;
•$5.2 million for distributions paid on noncontrolling interests;
•$4.2 million payment on Winslow Plaza loan related to the sale of Winslow Plaza;

•$1.3 million scheduled loan principal payments on debt;
•$1.0 million payment on June 2022 Term Loan related to the sale of South Lake;
•$0.6 million for loan prepayment premium; and
•$0.5 million payments for deferred financing costs.

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
•$1.0 million scheduled loan principal payments on debt; and
•$1.0 million repurchase of noncontrolling interest; and
•$0.4 million defeasance payments.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
	(unaudited)
Fixed-rate notes	$482,426	$499,531
Variable-rate lines of credit	20,250	—
Total debt	$502,676	$499,531

The weighted average interest rate and term of our fixed-rate debt were 5.55% and 6.9 years, respectively, at September 30, 2025. The weighted average interest rate and term of our fixed-rate debt were 5.53% and 7.8 years, respectively, at September 30, 2024. As of September 30, 2025, the Company has $6.5 million of debt maturing during the twelve months ending September 30, 2026. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended September 30, 2026 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2025 are $6.5 million in principal and regularly scheduled payments due in the twelve months ended September 30, 2026 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $2.6 million outstanding construction commitments at September 30, 2025.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $27.1 million in cash and cash equivalents at September 30, 2025;

•had $29.8 million held in lender reserves, which included $10.0 million to secure the April 2025 Cedar Bridge Loan, as well as amounts reserved for the purpose of tenant improvements, lease commissions, real estate taxes, insurance at September 30, 2025; and
•intends to use cash generated from operations during the twelve months ending September 30, 2026.

In 2024 and through the nine months ended September 30, 2025, the Company has repurchased a total of 2,712,534 shares of Cedar Series C Preferred Stock and 592,372 shares of Cedar Series B Preferred Stock for a total purchase price of approximately $52.4 million, excluding fees and expenses. These repurchases were funded through asset sales and the April 2025 Cedar Bridge Loan. The shares purchased in 2024 and through September 30, 2025 will reduce future annual dividend payments by $5.5 million. The Company intends to continue repurchasing its Cedar Series B Preferred Stock and Cedar Series C Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares eligible for dividend payments, the Company believes it may partially offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability and optimize its capital allocation.

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

Series D Preferred Stock

As of September 30, 2025, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $39.4 million, with aggregate accrued and unpaid dividends in the amount of approximately $26.6 million, for a total liquidation value of $66.0 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2025 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three and nine months ended September 30, 2025, the Company issued an aggregate of 578,800 and 643,258 shares of its Common Stock, respectively, to unaffiliated holders of the Company’s securities in exchange for 140,600 and 401,474 shares of the Company’s Series D Preferred Stock, respectively, and 208,200 and 469,074 shares of the Company's Series B Preferred Stock, respectively. The settlement of these transactions occurred on or before the next business day after each exchange. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled.

During the three and nine months ended September 30, 2025, the Company issued an aggregate of 107,295 shares of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests by certain holders thereof comprising an aggregate principal amount of $1.5 million. The Company determined the conversion price on each conversion date in accordance with Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes. Each conversion settled in accordance with customary settlement cycles. The Company did not receive any cash proceeds as a result of any such conversion, and the Convertible Notes that were converted have been retired and cancelled.

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

All of the foregoing issuances of Common Stock were made to accredited investors. See Note 10, Equity and Mezzanine Equity, to our condensed consolidated financial statements included in this Form 10-Q for additional details.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of September 30, 2025, the Company had accumulated undeclared dividends of $26.6 million to holders of shares of our Series D Preferred Stock, of which $1.6 million and $5.0 million are attributable to the three and nine months ended September 30, 2025, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
3.7	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2025	Current Report on Form 8-K	September 17, 2025
3.8	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2025	Current Report on Form 8-K	September 17, 2025
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Crystal Plum
CRYSTAL PLUM
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date:	November 6, 2025