Form 10-K
period 2025-12-31
Wheeler Real Estate Investment Trust, Inc.
filed 2026-03-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $3,375,844, based on the closing price of the registrant’s Common Stock on such date as reported on the Nasdaq Capital Market. For the purposes of this computation, shares held by directors and executive officer of the registrant have been excluded. Such exclusion is not intended, nor shall it be deemed, to be an admission that such persons are affiliates of the registrant.
As of March 2, 2026, there were 1,290,069 shares of Common Stock, $0.01 par value per share, outstanding.

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

Factors that could cause actual results, performance or achievements to differ materially from any forward-looking statements made in this Form 10-K include, but are not limited to:

•the use of and demand for retail space, including in relation to reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence;
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
•changes in applicable laws and governmental regulations, including federal tax law and other regulatory provisions as a result of the One Big Beautiful Bill Act (the “OBBBA”);
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
•litigation risks generally;
•the risk that shareholder litigation in connection with the Cedar Acquisition (defined below) may result in significant indemnification costs;
•tax audits and other regulatory inquiries;
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
•competitive risks;
•risks to our information systems - or those of our tenants or vendors - from service interruption, misappropriation of data, breaches of security or information technology, or other cyber-related attacks;
•the Company’s ability to maintain compliance with the listing standards of the Nasdaq Capital Market ("Nasdaq");
•the effects on the trading market of our Common Stock of the one-for-24 reverse stock split effected on May 16, 2024 (the "May 2024 Reverse Stock Split"), the one-for-five reverse stock split effected on June 27, 2024 (the "June 2024 Reverse Stock Split"), the one-for-three reverse stock split effected on September 19, 2024 (the "September 2024 Reverse Stock Split"), the one-for-two reverse stock split effected on November 18, 2024 (the "November 2024 Reverse Stock Split" and collectively with the May 2024 Reverse Stock Split, the June 2024 Reverse Stock Split and the September 2024 Reverse Stock Split, the “2024 Reverse Stock Splits”), the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split") and the one-for-two reverse stock split effected on November 28, 2025 (the "November 2025 Reverse Stock Split"; and together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split, May 2025 Reverse Stock Split and September 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"); and the one-for-three reverse stock split effected on January 16, 2026 (the "January 2026 Reverse Stock Split"; and together with the 2025 Reverse Stock Splits and the 2024 Reverse Stock Splits the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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
•the impact of government shutdowns; and
•the inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

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

Part I

Item 1.    Business.
Overview

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011 in connection with the Company's initial public offering. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. Prior to the Cedar Acquisition (as defined below), substantially all of our assets were held by, and all of our operations were conducted through, our Operating Partnership. At December 31, 2025, the Company owned 100% of the Operating Partnership.

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

Portfolio

Our portfolio contains retail properties in secondary and tertiary markets, with a particular emphasis on grocery-anchored retail centers. Our properties are in communities that have stable demographics and have historically exhibited favorable trends, such as well-established population and steady income growth. We generally lease our properties to national and regional retailers that offer consumer goods and services and generate regular consumer traffic. We believe our tenants carry goods and offer services that are less impacted by fluctuations in the broader U.S. economy and consumers’ disposable income, generating more predictable property level cash flows.

The Company’s portfolio of properties is dependent upon regional and local economic conditions. As of December 31, 2025, we own a portfolio consisting of sixty-five properties, including sixty-two retail shopping centers, totaling 7,018,837 leasable square feet which is 94.3% leased (our "Operating Portfolio"), and three undeveloped land parcels totaling approximately 7 acres. The properties are geographically located in the Mid-Atlantic, Southeast and Northeast, which markets represented approximately 47%, 45% and 8%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2025.

No tenant represents greater than approximately 6% of the Company’s annualized base rent or 7% of gross leasable square footage. The top 10 tenants account for 22.5% or $15.6 million of annualized base rent and 25.5% or 1.8 million of gross leasable square footage at December 31, 2025.

Human Capital Management

As of December 31, 2025, we have 49 full-time employees. We seek to hire experienced leaders and team members by offering competitive wages and benefit programs. Employees are offered flexibility to meet personal and family needs. In addition to medical insurance support, the Company offers wellness programs, including free short- and long-term disability insurance, free basic life insurance policy with accidental death and dismemberment coverage, employee assistance programs that include emotional health support, gym memberships, volunteer time off and tuition assistance. Tuition assistance includes assistance to learn a new language as the Company identifies opportunities to better serve a diverse tenant base.

The Company takes steps to measure and improve upon its level of employee engagement all while creating value for our stakeholders. The Company’s employees are expected to exhibit honest, ethical and respectful conduct in the workplace. Every year, the Company requires its employees to review and certify their compliance with the Company's various policies, including its Code of Business Conduct and Ethics (the “Code of Conduct”).

Business Objectives and Investment Strategy

Our primary business objective is to maximize the value of our portfolio. We intend to achieve this objective utilizing the following investment strategies:

•Focus on necessity-based retail. We own and operate retail properties that serve the essential day-to-day shopping needs of the surrounding communities. These necessity-based centers attract high levels of daily traffic resulting in cross-selling of goods and services from our tenants. The majority of our tenants provide non-cyclical consumer goods and services that are less impacted by fluctuations in the economy. We believe these centers that provide essential goods and services such as groceries result in a stable, lower-risk portfolio of retail investment properties.

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

•Strategy for optimizing capital structure. The Company seeks to mitigate risk and optimize its capital structure through continuous focus on maintaining prudent leverage and lengthy average debt maturities, as well as access to a diverse selection of capital sources, including the secured and unsecured debt markets, unsecured lines of credit, and other sources. In addition, the Company has reduced and intends to continue to reduce the total outstanding preferred stock of the Company and that of Cedar through the following strategies:

◦Exchanging shares of its Common Stock for its Series B Convertible Preferred Stock ("Series B Preferred Stock") and/or its Series D Preferred Stock with the holders thereof as opportunities arise.
◦Repurchasing the Cedar Preferred Stock as both series of preferred stock are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shares outstanding that are eligible for dividend payments, we can offset the net operating income lost from the recent sales of certain properties.

◦Issuing shares of its Series D Preferred Stock in consideration for shares of Cedar Preferred Stock, as opportunities arise.

These strategies and transactions are intended to enhance the Company's financial stability, strengthen its balance sheet, optimize its capital allocation, and maximize shareholder value.

•Strategy for integrating acquisitions. As the Company undertakes acquisitions, we seek to thoughtfully integrate the acquired properties and any software and personnel to maximize efficiencies both at the property and corporate level.

Governmental Regulations Affecting Our Properties

We and our properties are subject to a variety of federal, state and local environmental, health, safety, tax and similar laws. The application of these laws to a specific property that we own depends on a variety of property-specific circumstances, including the current and former uses of the property, the building materials used at the property and the physical layout of the property. Neither existing environmental, health, safety and similar laws nor the costs of our compliance with these laws have had a material adverse effect on our financial condition or results of operations, and management does not believe they will for the fiscal year ending December 31, 2026. In addition, we have not incurred, and do not expect to incur, any material costs or liabilities due to environmental contamination at properties we currently own or have owned in the past. However, we cannot predict the impact of new or changed laws or regulations on properties we currently own or may acquire in the future. We have no current plans for substantial capital expenditures with respect to compliance with environmental, health, safety and similar laws and we carry environmental insurance that covers a number of environmental risks for most of our properties.

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

Insurance

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage that may be appropriate for certain of its properties. The Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company also carries an auto policy to protect employees that use personal automobiles for work purposes above the employees insurance coverage and for the Company’s protection against potential liability. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties and the other covered items given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

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

Additionally, we make available free of charge through our website https://www.whlr.us our most recent Annual Report on Form 10-K, including our audited consolidated financial statements, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website is intended to be inactive textual references only.

Investors and others should note that we currently announce material information using SEC filings and press releases. In the future, we will continue to use these channels to distribute material information about the Company, and may also utilize public conference calls, webcasts, our website and/or various social media sites to communicate important information about the Company, key personnel, trends, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, investors, the media, our customers, business partners and others interested in the Company should review the information posted on our website as well as on LinkedIn at https://www.linkedin.com/company/wheeler-real-estate-investment-trust/, in addition to following the Company’s press releases and SEC filings. Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of our website at https://www.whlr.us. The information we post through these channels is not a part of this Annual Report on Form 10-K or any other document we file with the SEC, and the inclusion of our website addresses and LinkedIn account are as inactive textual references only.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

    None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company depends on the proper functioning, availability and security of its information systems, including financial, data processing, communications and operating systems. Several information systems are software applications provided by third parties. Although risks from cybersecurity threats have to date not materially affected us, our business strategy, results of operations or financial condition, like other companies in our industry, we could, from time to time, experience threats and security incidents related to our and our third-party vendors’ information systems, including attempts to gain unauthorized access to our confidential data, and other electronic security breaches. Such cybersecurity attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats, there is no guarantee such efforts will be successful in preventing a cybersecurity attack. A cybersecurity attack could compromise the confidential information of our employees, tenants and vendors. A successful cybersecurity attack could disrupt and otherwise adversely affect our business operations.

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

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risk strategy and governance and of other information technology risks to the Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. Senior management, including the Company's CEO and CFO, is responsible for assessing and managing cybersecurity risk, and provides briefings regarding the assessment and management of such risk to the Audit Committee, which then reports, as necessary, to the Board of Directors. Although members of our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.

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

Item 2.    Properties.

Real Estate Portfolio

The following tables present an overview of our properties and undeveloped land as of December 31, 2025.

Property	Location	Number of Tenants	Total Leasable Sq. Ft.	Percentage Leased	Percentage Occupied	Total Sq. Ft. Occupied	ABR (in 000's) (1)	ABR per Occupied Sq. Ft.
WHLR
Alex City Marketplace	Alexander City, AL	20	151,843	100.0%	100.0%	151,843	$1,341	$8.83
Beaver Ruin Village	Lilburn, GA	27	74,038	91.4%	91.4%	67,637	1,317	19.47
Beaver Ruin Village II	Lilburn, GA	4	34,925	100.0%	100.0%	34,925	506	14.48
Brook Run Shopping Center	Richmond, VA	14	147,738	81.5%	81.5%	120,391	915	7.60
Bryan Station	Lexington, KY	9	54,277	94.5%	94.5%	51,275	629	12.27
Cardinal Plaza	Henderson, NC	10	50,000	100.0%	100.0%	50,000	541	10.81
Chesapeake Square	Onley, VA	13	108,982	90.9%	90.9%	99,006	774	7.81
Clover Plaza	Clover, SC	10	45,575	100.0%	100.0%	45,575	520	11.40
Conyers Crossing	Conyers, GA	14	170,475	100.0%	100.0%	170,475	1,103	6.47
Crockett Square	Morristown, TN	4	107,122	100.0%	100.0%	107,122	993	9.27
Cypress Shopping Center	Boiling Springs, SC	19	80,435	100.0%	100.0%	80,435	817	10.16
Darien Shopping Center	Darien, GA	1	26,001	100.0%	100.0%	26,001	140	5.38
Folly Road	Charleston, SC	5	47,794	100.0%	100.0%	47,794	780	16.31
Forrest Gallery	Tullahoma, TN	28	214,451	91.2%	91.2%	195,642	1,523	7.78
Fort Howard Shopping Center	Rincon, GA	20	113,652	100.0%	100.0%	113,652	1,319	11.60
Freeway Junction	Stockbridge, GA	17	156,834	97.3%	97.3%	152,543	1,411	9.25
Franklin Village	Kittanning, PA	22	151,821	72.9%	72.9%	110,619	1,228	11.10
Franklinton Square	Franklinton, NC	14	65,366	95.3%	95.3%	62,300	617	9.91
Georgetown	Georgetown, SC	1	29,572	74.5%	74.5%	22,032	215	9.75
Grove Park Shopping Center	Orangeburg, SC	14	93,265	94.8%	94.8%	88,375	736	8.33
Harrodsburg Marketplace	Harrodsburg, KY	9	60,048	94.0%	94.0%	56,448	501	8.88
JANAF	Norfolk, VA	110	796,624	90.6%	89.8%	715,712	9,851	13.76
Laburnum Square	Richmond, VA	20	109,387	97.4%	97.4%	106,587	1,055	9.90
Ladson Crossing	Ladson, SC	16	52,607	100.0%	100.0%	52,607	575	10.94
LaGrange Marketplace	LaGrange, GA	13	76,594	92.2%	92.2%	70,600	486	6.88
Lake Greenwood Crossing	Greenwood, SC	8	43,618	100.0%	100.0%	43,618	417	9.56
Litchfield Market Village	Pawleys Island, SC	27	86,717	100.0%	100.0%	86,717	1,227	14.15
Lumber River Village	Lumberton, NC	11	66,781	100.0%	100.0%	66,781	526	7.88
Moncks Corner	Moncks Corner, SC	1	26,800	100.0%	100.0%	26,800	330	12.31
Nashville Commons	Nashville, NC	12	56,100	100.0%	100.0%	56,100	695	12.38
New Market Crossing	Mt. Airy, NC	13	117,076	100.0%	100.0%	117,076	1,069	9.13

Property	Location	Number of Tenants	Total Leasable Sq. Ft.	Percentage Leased	Percentage Occupied	Total Sq. Ft. Occupied	ABR (in 000's) (1)	ABR per Occupied Sq. Ft.
Parkway Plaza	Brunswick, GA	5	52,365	84.8%	84.8%	44,385	485	10.93
Pierpont Centre	Morgantown, WV	15	111,162	98.4%	98.4%	109,433	1,182	10.80
Port Crossing	Harrisonburg, VA	8	65,365	100.0%	100.0%	65,365	876	13.40
Ridgeland	Ridgeland, SC	1	20,029	100.0%	100.0%	20,029	140	7.00
Riverbridge Shopping Center	Carrollton, GA	11	91,188	96.9%	96.9%	88,375	767	8.68
Rivergate Shopping Center	Macon, GA	25	193,960	93.6%	68.9%	133,688	2,401	17.96
Sangaree Plaza	Summerville, SC	10	66,948	100.0%	100.0%	66,948	761	11.36
Shoppes at Myrtle Park	Bluffton, SC	14	56,609	99.3%	99.3%	56,189	709	12.62
South Park	Mullins, SC	4	60,734	96.9%	96.9%	58,834	401	6.82
South Square	Lancaster, SC	6	44,350	81.0%	81.0%	35,900	313	8.71
St. George Plaza	St. George, SC	9	59,174	100.0%	100.0%	59,174	493	8.34
Sunshine Plaza	Lehigh Acres, FL	22	111,189	100.0%	100.0%	111,189	1,175	10.57
Surrey Plaza	Hawkinsville, GA	4	42,680	100.0%	100.0%	42,680	267	6.26
Tampa Festival	Tampa, FL	22	141,580	100.0%	100.0%	141,580	1,327	9.37
Tuckernuck	Richmond, VA	18	93,391	100.0%	98.9%	92,391	1,110	12.01
Twin City Commons	Batesburg-Leesville, SC	5	47,680	100.0%	100.0%	47,680	491	10.31
Village of Martinsville	Martinsville, VA	22	288,254	100.0%	94.8%	273,297	2,284	8.36
Waterway Plaza	Little River, SC	10	49,750	100.0%	100.0%	49,750	560	11.25
Westland Square	West Columbia, SC	12	62,735	100.0%	100.0%	62,735	550	8.76
	WHLR TOTAL	729	5,075,661	95.1%	93.7%	4,756,310	$50,449	$10.61
CDR
Brickyard Plaza	Berlin, CT	11	227,598	100.0%	100.0%	227,598	$2,106	$9.25
Coliseum Marketplace	Hampton, VA	10	106,648	100.0%	100.0%	106,648	1,301	12.20
Fairview Commons	New Cumberland, PA	10	50,485	80.3%	80.3%	40,555	514	12.66
Gold Star Plaza	Shenandoah, PA	6	71,720	97.8%	97.8%	70,120	664	9.46
Golden Triangle	Lancaster, PA	19	202,790	90.0%	90.0%	182,440	2,780	15.24
Hamburg Square	Hamburg, PA	7	102,058	100.0%	100.0%	102,058	735	7.20
Patuxent Crossing	California, MD	27	264,068	78.2%	78.2%	206,609	1,866	9.03
Pine Grove Plaza	Brown Mills, NJ	17	79,306	89.9%	89.9%	71,306	886	12.43
Southington Center	Southington, CT	7	155,842	89.8%	89.8%	139,903	1,000	7.15
Timpany Plaza	Gardner, MA	18	182,820	82.9%	82.9%	151,460	1,571	10.37
Trexler Mall	Trexlertown, PA	24	342,541	99.7%	99.7%	341,544	4,016	11.76
Washington Center Shoppes	Sewell, NJ	31	157,300	98.1%	98.1%	154,300	2,120	13.74
	CDR TOTAL	187	1,943,176	92.4%	92.4%	1,794,541	$19,559	$10.90

	COMBINED TOTAL	916	7,018,837	94.3%	93.3%	6,550,851	$70,008	$10.69

(1) Monthly base rent on occupied space as of the end of the current reporting period multiplied by twelve months, excluding the impact of tenant concessions and rent abatements.

Undeveloped Land	Company	Location	Parcel Size (in acres)
Brook Run Properties	WHLR	Richmond, VA	2.00
Courtland Commons	WHLR	Courtland, VA	1.04
St. George Land	WHLR	St. George, SC	2.51
South Philadelphia parcel	CDR	Philadelphia, PA	1.35

Major Tenants

The following table sets forth information regarding the ten largest tenants in our Operating Portfolio based on annualized base rent ("ABR") as of December 31, 2025.

Tenants	Category	Annualized Base Rent ($ in 000s)	Percentage of Total Annualized Base Rent	Total Occupied Square Feet	Percentage of Total Leasable Square Feet	Annualized Base Rent Per Occupied Square Foot
Food Lion	Grocery	$4,179	6.0%	484,000	6.9%	$8.63
Kroger Co (1)	Grocery	2,137	3.1%	239,000	3.4%	8.94
Dollar Tree	Discount Retailer	1,440	2.1%	177,000	2.5%	8.14
Planet Fitness	Gym	1,268	1.8%	134,000	1.9%	9.46
TJX Companies (2)	Discount Retailer	1,245	1.8%	195,000	2.8%	6.38
Lowes Foods (3)	Grocery	1,236	1.8%	130,000	1.9%	9.51
Piggly Wiggly	Grocery	1,183	1.7%	135,000	1.9%	8.76
Aldi (4)	Grocery	1,072	1.5%	106,000	1.5%	10.11
Kohl's	Discount Retailer	1,049	1.5%	147,000	2.1%	7.14
Lehigh Valley Health	Health	819	1.2%	43,000	0.6%	19.05
		$15,628	22.5%	1,790,000	25.5%	$8.73

(1) Kroger 4 / Harris Teeter 1 / 3 fuel stations
(2) Marshall's 4 / HomeGoods 2 / TJ Maxx 1
(3) Lowes Foods 1 / KJ's Market 2
(4) Aldi 3 / Winn Dixie 1

Lease Expirations

The following table sets forth information with respect to the lease expirations of our properties as of December 31, 2025.

Lease Expiration Period	Number of Expiring Leases	Total Expiring Square Footage	% of Total Expiring Square Footage	% of Total Occupied Square Footage Expiring	Expiring Annualized Base Rent (in 000s)	% of Total Annualized Base Rent	Expiring Base Rent Per Occupied Square Foot
Available	—	467,986	6.7%	—%	$—	—%	$—
Month-to-Month	11	16,648	0.2%	0.3%	240	0.3%	14.42
2026	113	501,955	7.2%	7.7%	5,700	8.1%	11.36
2027	160	672,461	9.6%	10.3%	8,237	11.8%	12.25
2028	151	1,062,417	15.1%	16.2%	10,138	14.5%	9.54
2029	142	883,802	12.6%	13.5%	9,996	14.3%	11.31
2030	130	1,198,083	17.1%	18.3%	11,074	15.8%	9.24
2031	73	695,611	9.9%	10.6%	7,633	10.9%	10.97
2032	34	421,972	6.0%	6.4%	3,904	5.6%	9.25
2033	21	251,521	3.6%	3.8%	2,844	4.1%	11.31
2034	33	338,791	4.8%	5.2%	3,675	5.3%	10.85
Thereafter	48	507,590	7.2%	7.7%	6,567	9.3%	12.94
Total	916	7,018,837	100.0%	100.0%	$70,008	100.0%	$10.69

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

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

Exchange Transactions

During the year ended December 31, 2025, the Company issued an aggregate of 465,770 shares of its Common Stock to unaffiliated holders of the Company’s securities in exchange for 488,074 shares of the Company’s Series D Preferred Stock and 642,274 shares of the Company's Series B Preferred Stock. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled.

Conversion Requests

During the year ended December 31, 2025, the Company issued an aggregate of 17,882 shares of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests by certain holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million. The Company determined the conversion price on each conversion date in accordance with Section 14.02 (Optional Conversion) of the indenture governing the Convertible Notes. Each conversion settled in accordance with customary settlement provisions. The Company did not receive any cash proceeds as a result of any such conversion, and the Convertible Notes that were converted have been retired and cancelled.

The Company issued the Common Stock in these exchange and conversion transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transactions.

Sales of Series D Preferred Stock

During the year ended December 31, 2025, the Company issued an aggregate of 27,000 shares of its Series D Preferred Stock to certain investors in consideration for 54,000 shares of Cedar Series C Preferred Stock held by such investors. Immediately following the closing of each transaction, WHLR contributed the acquired Cedar Preferred Stock to Cedar Realty Trust, Inc and those shares were retired. The Company did not receive any cash proceeds as a result of the transactions. The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

All of the foregoing issuances of Common Stock and Series D Preferred Stock were made to "accredited investors.”

See Note 10, Equity and Mezzanine Equity, to the accompanying audited consolidated financial statements included in this Form 10-K for additional details.

Market Information

Our Common Stock is traded on Nasdaq under the symbol “WHLR.”

Approximate Number of Holders of Our Common Stock

As of March 2, 2026, there was one holder of record of our Common Stock. This number excludes stockholders whose stock is held in nominee or street name by brokers.

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

As the Company has failed to pay cash dividends on the outstanding Series D Preferred Stock, the annual dividend rate on the Series D Preferred Stock increased to 10.75% commencing on the first day after the first missed quarterly payment, January 1, 2019, and will continue until such time as the Company has paid all accumulated and unpaid dividends on the Series D Preferred Stock in full. Commencing September 21, 2023, the Series D Preferred Stock holders were entitled to cumulative cash dividends of 12.75%. At September 21, 2024, the annual dividend rate increased by 2% of the liquidation preference per annum to 14.75% and on September 21, 2025 it increased to 16.00%, the maximum rate per the Company's Articles Supplementary. See Note 10, Equity and Mezzanine Equity, to the accompanying audited consolidated financial statements.

As a result of the dividend suspension on the Series D Preferred Stock, our Charter provides that no dividends may be declared or paid on the Common Stock or on our other outstanding preferred until all accumulated accrued and unpaid dividends on the Series D Preferred Stock have been paid in full. At this time, the Company does not intend to pay dividends other than those required dividend distributions, if any, that will enable us to maintain our REIT status and to eliminate or minimize our obligation to pay income and excise taxes. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

Our portfolio is comprised of sixty-five properties, including sixty-two retail shopping centers and three undeveloped land parcels. Eighteen of these properties are located in South Carolina, eleven in Georgia, ten in Virginia, seven in Pennsylvania, five in North Carolina, two in New Jersey, two in Florida, two in Connecticut, two in Kentucky, two in Tennessee, one in Massachusetts, one in Alabama, one in Maryland, and one in West Virginia. The Company’s portfolio had total gross rentable space of approximately 7,019,000 square feet and a leased level of approximately 94.3% at December 31, 2025.

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

Recent Trends and Activities

2025 Significant Circumstances and Transactions

Since January 1, 2024, the Company has invested approximately $39.6 million in its properties. The Company's asset dispositions were executed, in part, to capitalize on the value created through those investments. Additionally, the Company executed a series of capital management and financing transactions designed to support its strategic objective of redeploying capital generated from these asset dispositions to enhance cash flow. These transactions included entering into short‑term and intermediate‑term credit arrangements to provide liquidity utilizing proceeds from asset sales to reduce borrowings, make investments and completing repurchases of outstanding Cedar Preferred Stock.

Dispositions

The following properties were sold during the year ended December 31, 2025 (in thousands):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
November 6, 2025	Tri-County Plaza - Royston, Georgia	$5,125	$1,399	$4,775
November 3, 2025	Fieldstone Marketplace - New Bedford, Massachusetts	12,200	235	10,600
October 31, 2025	Carll's Corner - Bridgeton, New Jersey	3,657	(15)	2,784
October 29, 2025	South Philadelphia Land Parcel - Philadelphia, Pennsylvania	4,400	1,306	3,455
October 16, 2025	Lake Murray - Lexington, South Carolina	4,560	555	4,189
June 26, 2025	Winslow Plaza - Sicklerville, New Jersey	8,650	3,784	7,854
May 15, 2025	Devine Street - Columbia, South Carolina	7,100	1,054	6,758
May 1, 2025	Amscot Building - Tampa, Florida	600	348	523
March 13, 2025	Oregon Avenue - Philadelphia, Pennsylvania	3,000	80	2,765
March 6, 2025	South Lake - Lexington, South Carolina	1,900	(1,010)	1,633
February 11, 2025	Webster Commons - Webster, Massachusetts	14,500	6,618	13,907

The Company recorded impairment charges for the year ended December 31, 2025 of $2.5 million on Carll's Corner.

Assets Held for Sale

As of December 31, 2025, Moncks Corner, located in Moncks Corner, South Carolina, Darien Shopping Center, located in Darien, Georgia, Ridgeland, located in Ridgeland, South Carolina, and an outparcel at St. George Plaza, located in St. George, South Carolina, have been classified "assets held for sale" in the accompanying consolidated balance sheet.

June 2024 Term Loan and Paydown

On June 28, 2024, the Company entered into a term loan agreement (the "June 2024 Term Loan") with Guggenheim Real Estate, LLC, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount outstanding at that time. The June 2024 Term Loan's proceeds were used to refinance four loans, including paying $0.4 million in loan prepayment premiums. The June 2024 Term Loan is collateralized by Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza. On November 6, 2025, the Company made a $3.1 million principal payment on the June 2024 Term Loan with the sale of Tri-County Plaza and paid a $0.6 million loan prepayment premium.

October 2022 Cedar Term Loan Paydown

On October 28, 2022, Cedar entered into a term loan agreement with Guggenheim Real Estate, LLC, (the "October 2022 Cedar Term Loan"). Upon the 2024 disposition of a vacant land parcel at Brickyard Plaza, the Company paid down approximately $0.4 million to release the land parcel from collateral. Upon the 2025 disposition of Webster Commons, the Company paid down approximately $9.1 million to release the property from collateral and paid a $0.5 million loan prepayment premium.

June 2022 Term Loan with Paydowns

On June 17, 2022, the Company entered into a term loan agreement with Guggenheim Real Estate, LLC (the “June 2022 Term Loan”). On March 6, 2025, the Company made a $1.0 million principal payment on the June 2022 Term Loan with the sale of South Lake and paid a $20 thousand loan prepayment premium. On October 16, 2025, the Company made a

$1.9 million principal payment on the June 2022 Term Loan with the sale of Lake Murray and paid a $52 thousand loan prepayment premium.

April 2025 Cedar Bridge Loan

On April 4, 2025, Cedar entered into a bridge loan agreement with KeyBank National Association for $10.0 million (the "April 2025 Cedar Bridge Loan"). The interest rate under the April 2025 Cedar Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity. In August 2025, the maturity date was extended from January 4, 2026 to February 15, 2028. The April 2025 Cedar Bridge Loan is guaranteed by both Cedar and the Operating Partnership. Upon the 2025 dispositions of Carll's Corner and Fieldstone Marketplace, the Company paid down approximately $4.0 million of the April 2025 Cedar Bridge Loan. The cash pledged as collateral is in an interest bearing account held by the Operating Partnership included in "restricted cash" on the Company's consolidated balance sheets as of December 31, 2025.

Winslow Plaza Payoff

On June 26, 2025, the Company paid the remaining loan balance of $4.2 million on the Winslow Plaza loan in conjunction with the Winslow Plaza disposition and paid a $28 thousand loan prepayment premium.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Cedar Credit Facility") pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027.The August 2025 Cedar Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were released from collateral and the Company paid down approximately $10.3 million of the August 2025 Cedar Credit Facility. Although the August 2025 Cedar Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of December 31, 2025. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.

Reverse Stock Splits

On June 20, 2025, in accordance with the Maryland General Corporation Law (the "MGCL"), our Board of Directors declared monthly reverse stock splits from August 21, 2025 to December 31, 2026 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved monthly reverse stock splits from August 21, 2025 to December 31, 2026 at the annual meeting held on August 20, 2025.

The January 2025 Reverse Stock Split, the March 2025 Reverse Stock Split, the May 2025 Reverse Stock Split, the September 2025 Reverse Stock Split, the November 2025 Reverse Stock Split, and the January 2026 Reverse Stock Split were effected on January 27, 2025, March 26, 2025, May 26, 2025, September 22, 2025, November 28, 2025 and January 16, 2026 respectively, at the reverse stock split ratios of one-for-four, one-for-five, one-for-seven, one-for-five, one-for-two and one-for-three, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the year ended December 31, 2025, the Company has issued an aggregate amount of 465,770 shares of its Common Stock to unaffiliated holders of its securities in exchange for a total of 642,274 shares of its Series B Preferred Stock and a total of 488,074 shares of its Series D Preferred Stock, retiring $36.2 million in preferred stock liquidation value. The Company intends to continue to exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as opportunities arise as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $9.6 million for the year ended December 31, 2025, recognized as a deemed contribution within accumulated deficit in the consolidated balance sheet, with such deemed contributions included as a component of net loss attributable to common shareholders.

Series D Preferred Stock - Redemptions

During the year ended December 31, 2025, the Company processed redemptions of an aggregate of 375,289 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 147,900 shares of Common Stock in settlement of an aggregate redemption price of approximately $15.3 million.

At December 31, 2025, the Company had received requests to redeem 700 shares of Series D Preferred Stock with respect to the January 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at December 31, 2025 and the liquidation value associated with these shares of $30 thousand is presented as a liability in the accompanying consolidated balance sheet.

Convertible Notes

During the year ended December 31, 2025, the Company issued an aggregate of 17,882 shares of its Common Stock to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million.

As of December 31, 2025, the Conversion Price for the Convertible Notes was approximately $5.69 per share of the Company’s Common Stock (approximately 4.40 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Subsequent to year-end, as a result of the February 2026 Series D Preferred Stock redemptions the Conversion Price was further adjusted for the Convertible Notes to approximately $2.60 per share of the Company’s Common Stock (approximately 9.62 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

Years ended December 31,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	107,522	$2,107	$1,752	$3,859
2024	—	187,410	$2,163	$1,970	$4,133
(1) Shares issued as interest payment on Convertible Notes.

Subscription Agreement, Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

Starting in October 2025 the Company entered into four subscription agreements with certain investors pursuant to which the Company issued an aggregate 27,000 shares of its Series D Preferred Stock in consideration for an aggregate 54,000 shares of Cedar Series C Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Series C Preferred Stock to Cedar Realty Trust, Inc. and those shares were retired.

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of this exchange. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $0.4 million in deemed distributions included as a component of net loss attributable to common shareholders.

Noncontrolling Interests - Consolidated Subsidiary

During the year ended December 31, 2025, Cedar repurchased and retired 1,925,472 shares of Cedar Series C Preferred Stock in a series of repurchase transactions. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $31.3 million. During the year ended December 31, 2025, Cedar repurchased and retired 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million. The repurchase of the noncontrolling interests caused the recognition of $16.5 million in deemed distributions during the year ended December 31, 2025. See Liquidity and Capital Resources below, and Note 10 to the accompanying audited consolidated financial statements for additional details.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the years ended December 31, 2025 and 2024, Cedar paid the Company $0.7 million and $1.4 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement (as defined below) allocations were $11.3 million and $9.5 million as of December 31, 2025 and 2024, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P

As of December 31, 2025, the net asset value of the Company’s investment in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”) was $24.4 million, which includes $20.5 million from subscriptions. There was a $10.0 million subscription in December 2025 and $10.5 million of subscriptions prior to 2025. The initial subscription was approved by the disinterested directors of the Company, and, after the formation of the Related Person Transactions Committee (the “RPT Committee”), by the RPT Committee. For the year ended December 31, 2025, the Company recorded $2.4 million in unrealized holding gains through other comprehensive income, net of investment fees. For the year ended December 31, 2025, the investment fees were $0.6 million. See Note 4 to the accompanying audited consolidated financial statements for additional details.

Preferred Dividends

At September 21, 2025, the annual dividend rate increased by 1.25% of the liquidation preference per annum to 16.0%, including the default rate, the maximum rate per the Company's Articles Supplementary. The total cumulative dividends in arrears for Series D Preferred Stock is $25.6 million as of December 31, 2025 ($16.95 per share).

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Years Ended December 31,
	2025	2024
Property Data(1):
Number of retail shopping centers owned and leased, end of period	62	72
Aggregate gross leasable area, end of period	7,018,837	7,660,979

Renewals(2):
Leases renewed with rate increase (sq feet)	642,385	768,286
Leases renewed with rate decrease (sq feet)	—	43,360
Leases renewed with no rate change (sq feet)	157,808	157,504
Total leases renewed (sq feet)	800,193	969,150

Leases renewed with rate increase (count)	135	156
Leases renewed with rate decrease (count)	—	3
Leases renewed with no rate change (count)	10	11
Total leases renewed (count)	145	170

Options exercised (count)	33	34

Weighted average on rate increases (per sq foot)	$1.51	$1.36
Weighted average on rate decreases (per sq foot)	$—	$(0.86)
Weighted average rate (per sq foot)	$1.21	$1.04

Weighted average change over prior rates	11.7%	9.5%

New Leases(2) (3):
New leases (sq feet)	252,374	230,953
New leases (count)	44	55
Weighted average rate (per sq foot)	$13.05	$14.45

Weighted average change of new leases over prior rates	26.4%	21.4%
(1)    Excludes the undeveloped land parcels.
(2)     Lease data presented is based on average rate per square foot over the renewed or new lease term.
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

Liquidity and Capital Resources

At December 31, 2025, our consolidated cash, cash equivalents and restricted cash totaled $48.6 million compared to consolidated cash, cash equivalents and restricted cash of $60.7 million at December 31, 2024. Cash flows from (used in) operating activities, investing activities and financing activities were as follows (in thousands):

	Years Ended December 31,		Changes
	2025	2024	Dollars	Percent
Operating activities	$21,132	$25,988	$(4,856)	(18.7)%
Investing activities	$32,137	$15,480	$16,657	107.6%
Financing activities	$(65,356)	$(20,559)	$(44,797)	(217.9)%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $25.9 million and $29.4 million for 2025 and 2024, respectively, primarily due to (1) a decrease of $3.3 million in NOI of related to properties not defined as Same-Property (as defined below), (2) an increase of $0.9 million in corporate general and administrative expense, (3) an increase of $0.4 million in cash paid for interest expense and (4) an increase of $0.1 million in other expense, partially offset by (5) an increase of $1.0 million in Same-Property NOI (as defined below) and (6) an increase of $0.5 million in interest income.

Investing Activities

Our cash flows from investing activities increased $16.7 million, primarily due to (1) the $59.2 million in net proceeds from the sale of 10 retail shopping centers and one land parcel sold in 2025 compared to three retail shopping centers and three land parcels sold in 2024 resulting in net proceeds of $38.5 million and (2) the decrease in capital expenditures of $5.4 million, partially offset by (3) a $10.0 million investment subscription with SAI in 2025 compared to $0.5 million in 2024.

Financing Activities

Our cash flows used in financing activities were $65.4 million during the year ended December 31, 2025, compared to cash flows used in financing activities of $20.6 million for the comparable period in 2024.

Financing activities during the year ended December 31, 2025 primarily consist of:

Cash inflows:
•$15.3 million loan proceeds a result of the August 2025 Cedar Credit Facility; and
•$10.0 million loan proceeds a result of the April 2025 Cedar Bridge Loan.

Cash outflows:
•$41.9 million repurchase of noncontrolling interests;
•$15.3 million payment on August 2025 Credit Facility;
•$9.1 million payment on October 2022 Cedar Term Loan related to the sale of Webster Commons;
•$6.6 million for distributions paid on noncontrolling interests;
•$4.2 million payment on Winslow Plaza loan related to the sale of Winslow Plaza;
•$4.0 million payment on April 2025 Cedar Bridge Loan;
•$3.1 million payment on June 2024 Term Loan related to the sale of Tri-County;
•$1.8 million scheduled loan principal payments on debt;
•$1.9 million payment on June 2022 Term Loan related to the sale of Lake Murray;
•$1.3 million for loan prepayment premiums;
•$1.0 million payment on June 2022 Term Loan related to the sale of South Lake; and
•$0.5 million payments for deferred financing costs.

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
•$0.4 million payment on October 2022 Cedar Term Loan related to the sale of Brickyard Plaza land parcel; and
•$0.4 million loan prepayment premiums.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	December 31,
	2025	2024
Fixed-rate notes	$476,875	$499,531
Variable-rate lines of credit	5,966	—
Total debt	$482,841	$499,531

The weighted average interest rate and term of our fixed-rate debt were 5.5% and 6.6 years, respectively, at December 31, 2025. The weighted average interest rate and term of our fixed-rate debt were 5.5% and 7.5 years, respectively, at December 31, 2024. We have $6.5 million of debt maturing during the year ending December 31, 2026. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying audited consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the year ended December 31, 2025 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) the repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at December 31, 2025 are $6.5 million in principal and regularly scheduled payments due in the year ended December 31, 2026 as described in Note 6 to the accompanying audited consolidated financial statements.

In addition, the Company has $0.4 million outstanding construction commitments at December 31, 2025.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $23.7 million in cash and cash equivalents at December 31, 2025;
•had $25.0 million held in lender reserves, which included $6.0 million to secure the April 2025 Cedar Bridge Loan, as well as amounts reserved for the purpose of tenant improvements, lease commissions, real estate taxes and insurance at December 31, 2025; and
•intends to use cash generated from operations during the year ended December 31, 2026.

In 2024 and 2025, the Company repurchased and retired a total of 2,770,778 shares of Cedar Series C Preferred Stock and 592,372 shares of Cedar Series B Preferred Stock, which carried an aggregate liquidation value of $84.1 million, for approximately $53.4 million, including fees and expenses, and for 27,000 shares of Series D Preferred Stock. These repurchases were funded by asset sales, the April 2025 Cedar Bridge Loan and issuance of Series D Preferred Stock. The shares retired in 2024 and 2025 will reduce future annual dividend payments by $5.6 million. The Company intends to continue repurchasing its Cedar Series B Preferred Stock and Cedar Series C Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation and maximize shareholder value.

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

Series D Preferred Stock

As of December 31, 2025, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $37.6 million, with aggregate accrued and unpaid dividends in the amount of approximately $25.6 million, for a total liquidation value of $63.2 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Recent Accounting Pronouncements

See Note 2 to the accompanying audited consolidated financial statements of this Annual Report on Form 10-K.

Results of Operations

Comparison of 2025 to 2024 (in thousands)

	Years Ended December 31,		Changes
	2025	2024	Dollars	Percent
Revenues	$99,445	$104,574	$(5,129)	(4.9)%
Property operating expense	33,044	35,286	(2,242)	(6.4)%
Net operating income	66,401	69,288	(2,887)
Depreciation and amortization	(22,944)	(25,316)	2,372	9.4%
Impairment charges	(2,880)	(1,195)	(1,685)	(141.0)%
Corporate general & administrative	(11,709)	(10,796)	(913)	(8.5)%
Gain on disposal of properties, net	14,354	5,550	8,804	158.6%
Interest income	964	460	504	109.6%
Unrealized gain on investment securities, net - related party	—	840	(840)	n/a
Interest expense	(33,758)	(32,602)	(1,156)	(3.5)%
Net changes in fair value of derivative liabilities	4,742	(8,332)	13,074	156.9%
Loss on conversion of Convertible Notes	(902)	(412)	(490)	(118.9)%
Gain on preferred stock redemptions	1,523	4,716	(3,193)	(67.7)%
Other expense	(928)	(1,489)	561	37.7%
Income tax expense	(26)	(1)	(25)	(2,500.0)%
Net Income	$14,837	$711	$14,126

Revenues were lower primarily as a result of (1) a decrease of $6.7 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to properties that were sold in 2024 and 2025, (2) a decrease of $0.4 million in market lease amortization and straight line rent, partially offset by (3) an increase of $2.1 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties (as defined below).

Property operating expenses were lower primarily as a result of (1) a decrease of $3.3 million in operating expenses attributable to properties that were sold in 2024 and 2025, partially offset by (2) an increase of $0.6 million in grounds and landscaping, primarily due to an increase in snow removal, (3) an increase of $0.3 million in real estate taxes and insurance and (4) an increase of $0.1 million in utilities.

Depreciation and amortization were lower primarily as a result of properties sold in 2024 and 2025.

Impairment was recorded for Carll's Corner, located in Bridgeton, New Jersey, and an outparcel at St. George Plaza, located in St. George Plaza in 2025 and Oregon Avenue, located in Philadelphia, Pennsylvania in 2024.

Corporate general and administrative expenses were higher primarily as a result of (1) an increase of $0.6 million in salaries, (2) an increase of $0.4 million in corporate administration, partially offset by (3) a decrease of $0.1 million in advertising.

Gain on disposal of properties, net related to the sale of 10 retail shopping centers and one land parcel sold in 2025 compared to three retail shopping centers and three land parcels sold in 2024.

Interest income was higher primarily as a result of higher restricted cash balances, including restricted cash pledged as collateral for the April 2025 Cedar Bridge Loan.

Interest expense increased 3.5%. Below is a comparison of the components which make up interest expense (in thousands):

	December 31,		Changes
	2025	2024	Dollars	Percent
Property debt interest - excluding Cedar debt	$17,275	$17,118	$157	0.9%
Convertible Notes interest (1)	3,859	4,133	(274)	(6.6)%
Loan prepayment premium	1,256	368	888	241.3%
Amortization of deferred financing costs	2,694	2,673	21	0.8%
Variable-rate lines of credit (2)	551	—	551	n/a
Property debt interest - Cedar	8,123	8,310	(187)	(2.3)%
Total Interest Expense	$33,758	$32,602	$1,156	3.5%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

Property debt interest inclusive of Cedar debt was relatively flat, a result of (1) an increase of $0.6 million due to an increase in the overall average interest rate and (2) a decrease of $0.6 million in the average principal property debt balance.

Net changes in the fair value of derivative liabilities was a $4.7 million gain for the year ended December 31, 2025, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying audited consolidated financial statements for additional details.

Gain on Preferred Stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Series D Preferred Stock compared to the Series D Preferred Stock's carrying value. During the years ended December 31, 2025 and 2024, the Company realized a gain of $1.5 million and $4.7 million in the aggregate, respectively.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.9 million for the year ended December 31, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $1.5 million for the year ended December 31, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof.

Same-Property Net Operating Income

Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes above (below) market lease amortization, straight-line rents, general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared ("Same-Property"). Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure, in thousands):

	Years Ended December 31,
	2025	2024
Operating Income	$43,222	$37,531
Add (deduct):
Gain on disposal of properties, net	(14,354)	(5,550)
Corporate general & administrative	11,709	10,796
Impairment charges	2,880	1,195
Depreciation and amortization	22,944	25,316
Straight-line rents	(1,895)	(1,334)
Above (below) market lease amortization, net	(2,466)	(3,434)
Other non-property revenue	(945)	(1,043)
NOI related to properties not defined as Same-Property	(900)	(4,242)
Same-Property Net Operating Income	$60,195	$59,235

Total Same-Property NOI was $60.2 million and $59.2 million for the years ended December 31, 2025 and 2024, respectively, representing an increase of 1.6% due to a 2.3% increase in property revenue, partially offset by a 3.7% increase in property expenses.

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

A reconciliation of net income to FFO available for common stockholders and AFFO is shown in the table below (in thousands):

	Years Ended December 31,
	2025	2024
Net income	$14,837	$711
Depreciation and amortization of real estate assets	22,944	25,316
Impairment charges	2,880	1,195
Gain on disposal of properties, net	(14,354)	(5,550)
FFO	26,307	21,672
Preferred stock dividends - undeclared	(6,640)	(8,267)
Dividends on noncontrolling interests preferred stock	(6,067)	(10,295)
Preferred stock accretion adjustments	87	87
FFO available to common stockholders and common unitholders	13,687	3,197
Other non-recurring and non-cash expenses	1,256	368
Unrealized gain on investment securities, net - related party	—	(840)
Net changes in fair value of derivative liabilities	(4,742)	8,332
Loss on conversion of Convertible Notes	902	412
Gain on Preferred Stock redemptions	(1,523)	(4,716)
Straight-line rental revenue, net straight-line expense	(1,970)	(1,402)
Deferred financing cost amortization	2,694	2,673
Paid-in-kind interest	3,859	4,133
Above (below) market lease amortization, net	(2,466)	(3,434)
Recurring capital expenditures tenant improvement reserves	(1,404)	(1,532)
AFFO	$10,293	$7,191

Weighted Average Common Shares	106,902	64
FFO per Common Share	$128.03	$49,953.13
AFFO per Common Share	$96.28	$112,359.38

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $1.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively, a result of loan prepayment premiums.

Macroeconomic Considerations

Evolving macroeconomic conditions, including global macroeconomic challenges such as changes in trade policies, sanctions, treaties, tariffs, regulatory requirements, uncertainty in the markets, economic instability and fluctuations in inflation and interest rates, may affect our business. Substantially all of the Company’s leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

Item 8.    Financial Statements and Supplementary Data.

The information required by this Item 8 is incorporated by reference to our Financial Statements beginning on page 45 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of December 31, 2025, such disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an assessment of the effectiveness of our company’s internal control over financial reporting as of December 31, 2025, utilizing the framework established in “INTERNAL CONTROL-INTEGRATED FRAMEWORK” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on this assessment, management has determined that our internal controls over financial reporting as of December 31, 2025 were effective.

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

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Board of Directors

As of March 2, 2026, the members of the Board of Directors (and their respective committee memberships) are identified below:

Director	Audit Committee	Compensation Committee	Governance and Nominating Committee	Executive Committee	Litigation Committee	Related Person Transaction Committee
E.J. Borrack	—	Member	—	—	Chair	—
Robert G. Brady	Member	—	—	—	—	—
Kerry G. Campbell	Chair	—	—	—	—	Member
Stefani D. Carter	—	—	Member	Chair	Member	Chair
Gregory P. Hannon	Member	—	—	—	—	—
Rebecca Musser	Member	—	—	—	—	Member
Megan Parisi	—	—	Member	—	—	—
Joseph D. Stillwell	—	Chair	Chair	Member	—	—

E.J. Borrack
Independent Director
Age — 61
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
Age — 65
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

Kerry G. Campbell
Independent Director
Age — 60
Director since 2019

Kerry G. Campbell has served as a member of the Board of Directors since December 2019. Mr. Campbell serves as the Chair of the Audit Committee and as a member of the RPT Committee. Mr. Campbell also serves as Chairman of the Board of Directors of Cedar.

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
Age — 48
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

Gregory P. Hannon
Independent Director
Age — 71
Director since 2025

Gregory P. Hannon has served as a member of the Board of Directors since August 2025. Mr. Hannon serves as a member of the Audit Committee.

Mr. Hannon has been a Vice-President and Director of Oakmont Capital Inc., a Toronto-based private investment company, since 1997. He previously was a founding partner of Lonrisk, a Toronto-based specialty insurer and subsidiary of the London Insurance Group, where he was the Chief Financial Officer. Prior to that, Mr. Hannon worked for the Continental Bank of Canada in commercial credit and as auditor for Arthur Andersen and Company, Chartered Accountants.

Mr. Hannon received a Bachelor of Commerce degree from Queen’s University in 1978 and an M.B.A. from The Harvard Business School in 1987.

Mr. Hannon has been chosen as a director based on his entrepreneurial experience, as well as expertise in accounting, auditing, and financial reporting.

Rebecca Musser
Independent Director
Age — 44
Director since 2024

Ms. Musser has served as a member of the Board of Directors since August 2024. She currently serves on the Audit Committee and the RPT Committee.

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

Ms. Musser’s clients within the last 9 years include global investment firm Sixth Street Partners, formerly part of TPG, and MUFG, a bank and private equity fund administrator. At MUFG, she served as the Interim Controller for a real estate private equity fund administrator. At Sixth Street, she assisted the management companies and the fund companies with complex accounting projects.

Ms. Musser also serves as an Independent Director for Braemar Hotels and Resorts, Inc. (NYSE: BHR), which invests primarily in full-service luxury hotels and resorts. She is Chair of the Audit Committee of the Board of Directors of Braemar Hotels and Resorts, Inc.

Ms. Musser has been chosen as a director based on her 20 years of extensive and diverse accounting and audit experience.

Megan Parisi
Independent Director
Age — 45
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

Joseph D. Stilwell
Independent Director
Age — 64
Director since 2019

Joseph D. Stilwell has served as a member of the Board of Directors since December 2019. Mr. Stilwell serves as the Chair of each of the Compensation Committee and the Nominating Committee and as a member of the Executive Committee. Mr. Stilwell is the owner and managing member of Stilwell Value, the general partner of a group of private investment partnerships known as The Stilwell Group.

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

Audit Committee. Our Audit Committee currently consists of four directors: Kerry G. Campbell, Robert G. Brady, Gregory P. Hannon and Rebecca Musser. Mr. Campbell is the Chair of the Audit Committee. Mr. Campbell qualifies as an "audit committee financial expert" as that term is defined by the applicable SEC regulations and Nasdaq Stock Market corporate governance requirements. In addition, each of the Audit Committee members is "financially sophisticated" as that term is defined by the Nasdaq Stock Market corporate governance requirements. The functions of the Audit Committee are described below under the heading "Report of the Audit Committee." The charter of the Audit Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Audit Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Audit Committee met four times in 2025.

Compensation Committee. Our Compensation Committee currently consists of two directors: Joseph D. Stilwell and E.J. Borrack. Mr. Stilwell is the Chair of the Compensation Committee. The Compensation Committee is responsible for overseeing compensation paid to the Company's principal executive officers. The charter of the Compensation Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Compensation

Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Compensation Committee met twice in 2025.

Governance and Nominating Committee. Our Nominating Committee currently consists of three directors: Joseph D. Stilwell, Stefani D. Carter and Megan Parisi. Mr. Stilwell is the Chair of the Nominating Committee. The Nominating Committee is responsible for developing and implementing policies and practices relating to corporate governance, including reviewing and monitoring implementation of the Company's Corporate Governance Principles. In addition, the Nominating Committee develops and reviews background information on candidates for the Board of Directors and makes recommendations to the Board of Directors regarding such candidates. The Nominating Committee also prepares and supervises the Board of Directors' annual review of director independence. The charter of the Nominating Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the Nominating Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Nominating Committee met once in 2025.

Executive Committee. Our Executive Committee currently consists of two directors: Joseph D. Stilwell and Stefani D. Carter. Ms. Carter is the Chair of the Executive Committee. The purpose of the Executive Committee is to generally act with the full authority of the Board of Directors, in intervals between meetings of the Board of Directors, particularly when there is a need for prompt review and action of the Board of Directors, and it is impractical to arrange a meeting of the Board of Directors within the time reasonably available. However, the Executive Committee does not have the authority to act on any matters that are expressly delegated to other committees of the Board of Directors or are under active review by the Board of Directors or another committee of the Board of Directors. The Executive Committee was formed in February 2020. The charter of the Executive Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All members of the Executive Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Executive Committee met five times in 2025.

Litigation Committee. Our Litigation Committee currently consists of two directors: E.J. Borrack and Stefani D. Carter. Ms. Borrack is the Chair of the Litigation Committee. The Litigation Committee is responsible for overseeing any material litigation matters involving the Company and assisting the Board of Directors in fulfilling its oversight responsibilities with respect to such matters. In addition, the Litigation Committee has the authority to retain outside counsel or other experts or consultants as it deems appropriate in connection with any such matters, including the authority to approve the fees and other retention terms for such persons. The charter of the Litigation Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All members of the Litigation Committee are independent within the meaning of the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The Litigation Committee met once in 2025.

Related Person Transactions Committee. Our RPT Committee currently consists of three directors: Stefani D. Carter, Kerry G. Campbell and Rebecca Musser. Ms. Carter is the Chair of the RPT Committee. The RPT Committee is responsible for overseeing and approving Related Person Transactions of the Company. The charter of the RPT Committee is available on the Company's Investor Relations tab of our website (https://ir.whlr.us). All of the members of the RPT Committee are independent within the meaning of SEC regulations, the listing standards of the Nasdaq Stock Market and the Company's Corporate Governance Principles. The RPT Committee met twice in 2025.

Executive Officers

As of March 2, 2026, the executive officers of the Company are identified below:

M. Andrew Franklin
Chief Executive Officer and President since October 2021
Age — 45

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

Crystal Plum
Chief Financial Officer since February 2020
Age — 44

Crystal Plum was appointed Chief Financial Officer in February 2020. Ms. Plum has also served as Chief Financial Officer, Treasurer, and Director of Cedar since August 2022. She previously served in the following roles at the Company: Corporate Secretary of Cedar since June 2025; Vice President of Financial Reporting and Corporate Accounting from March 2018 to February 2020; and Director of Financial Reporting from September 2016 to March 2018. Prior to that time, she served as a Manager at Dixon Hughes Goodman LLP from September 2014 to August 2016 and as a Supervisor at Dixon Hughes Goodman LLP from 2008 to September 2014. Ms. Plum has experience reviewing and performing audits, reviews, compilations and tax engagements for a diverse group of clients, as well as banking experience. Ms. Plum is a Certified Public Accountant and has a Bachelor of Science in Business Administration — Accounting and Finance from Old Dominion University. On February 13, 2026, Ms. Plum notified the Company of her decision to resign from all of her positions with the Company and its subsidiaries. Mrs. Plum’s last day will be March 13, 2026.

Code of Ethics and Governance Principles

The Company has adopted the Code of Conduct applicable to the directors, officers and employees. A copy of that code is available on the Company’s corporate website, which does not form a part of this Annual Report on Form 10-K. We intend to post any amendments to such code, or any waivers of its requirements, on our website. The Code of Conduct is available at https//ir.whlr.us under "Governance - Governance Documents".

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

Director Compensation

It is our policy that any employees of our Company or its subsidiaries who may also be directors of our Company or its subsidiaries shall not receive any compensation for their services as directors. As of the date hereof, WHLR does not have any employee directors. However, the Company's Chief Executive Officer and Chief Financial Officer serve as directors of our subsidiary, Cedar. Consistent with the above policy, our Chief Executive Officer and Chief Financial Officer do not receive any compensation for their services as directors of Cedar.

For fiscal year 2025, WHLR's non-employee directors were entitled to annual cash compensation in the amount of $65,000 for their services as directors. An additional annual cash retainer of $40,000 is paid to the Chair of WHLR's Board of Directors. All compensation is paid to directors quarterly.

Non-employee directors who serve on the Board of Directors of Cedar are entitled to annual cash compensation in the amount of $50,000 for their services as directors, with an additional annual cash retainer of $40,000 for service as Chair of the Cedar Board of Directors.

We reimburse each of our directors for his or her expenses incurred in connection with attendance at Board of Directors and Committee meetings.

The following table summarizes our directors' compensation for 2025:

Name	Fees Earned or Paid in Cash (1)	Stock Awards	All Other Compensation ($)	Total
E.J. Borrack	$115,000	—	—	$115,000
Robert G. Brady	65,000	—	—	65,000
Kerry G. Campbell	155,000	—	—	155,000
Stefani D. Carter	105,000	—	—	105,000
Gregory P. Hannon (2)	23,653	—	—	23,653
Rebecca Musser	65,000	—	—	65,000
Megan Parisi	65,000	—	—	65,000
Dennis Pollack (3)	41,708	—	—	41,708
Joseph D. Stillwell	65,000	—	—	65,000
(1) Includes the following amounts payable to directors for service as directors of Cedar: Mr. Campbell, $90,000; and Ms. Borrack, $50,000.
(2) Mr. Hannon was elected to the Board of Directors at the Company's 2025 Annual Meeting.
(3) Mr. Pollack's term as a director of the Company expired at the Company's 2025 Annual Meeting, and he did not stand for reelection.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and beneficial owners of more than 10% of our common stock to file reports with the SEC indicating their holdings of, and transactions in, the Company's equity securities. Based solely on a review of copies of these reports, we believe that all of our executive officers, directors, and 10% owners timely complied with all Section 16(a) filing requirements for fiscal 2025.

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

Name and Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)	All Other Compensation ($)(2)	Total ($)
M. Andrew Franklin	2025	400,000	76,500	—	51,372	527,872
Chief Executive Officer and President	2024	400,000	200,000	—	44,626	644,626
Crystal Plum	2025	250,000	69,000	—	12,076	331,076
Chief Financial Officer	2024	250,000	125,000	—	11,947	386,947
(1) A portion of each of the salaries and bonuses noted above for each of our NEOs in 2025 and 2024 was allocated to the Company's subsidiary, Cedar, according to the terms of that certain Cost Sharing Agreement entered into by and between the Company and Cedar in connection with their merger in August 2022. In particular, the salary and bonus allocations, respectively, for 2025 and 2024 were approximately as follows for each NEO: (a) Mr. Franklin -

$120,000 and $22,000, respectively, for 2025 and $137,000 and $62,000, respectively, for 2024; and (b) Ms. Plum - $75,000 and $20,000, respectively, for 2025 and $84,000 and $39,000, respectively, for 2024.
(2) The amounts reported in this column for fiscal 2025 include the following:

Name	Company Matching 401(k) Contribution	Health Savings Account Contribution	Life Insurance Premiums	Gym Membership	Housing Allowance	Total ($)
M. Andrew Franklin	13,549	3,876	420	360	33,167	51,372
Crystal Plum	9,629	1,691	240	516	—	12,076

Stock Plans

2016 Long-Term Incentive Plan

The Company has no remaining shares available for issuance and no outstanding awards under the 2016 Long-Term Incentive Plan.

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

Potential Payments Upon Termination or Change in Control

See "Employment Agreements with the Company's Named Executive Officers" above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information regarding the beneficial ownership of shares of our Common Stock as of March 2, 2026, unless otherwise indicated, for (1) each of our directors, director nominees and our NEOs, (2) all of our directors, director nominees and all of our NEOs as a group, and (3) each person known by us to be the beneficial owner of 5% or more of our outstanding Common Stock. Each person or entity named in the tables has sole voting and investment power with respect to all of the shares of our Common Stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the tables.

Unless otherwise indicated, the address of each named person is c/o Wheeler Real Estate Investment Trust, Inc., Riversedge North, 2529 Virginia Beach Blvd., Virginia Beach, VA 23452.

Directors, Nominees and Named Executive Officers

	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Directors
E.J. Borrack	—	—
Robert G. Brady	—	—
Kerry G. Campbell	38,481 (2)	2.9%
Stefani D. Carter	—	—
Gregory P. Hannon	120,253 (3)	8.5%
Rebecca Musser	—	—
Megan Parisi	—	—
Joseph D. Stilwell	1,270,532(4)	49.9%
Named Executive Officers
M. Andrew Franklin	10,120 (5)	*
Crystal Plum	—	—
All directors, nominees and named executive officers as a group (10 persons)	1,439,386	53.1%
* Less than 1.0%
(1) Based upon 1,290,069 shares of Common Stock outstanding on March 2, 2026. In addition, amounts assume that all convertible securities held by each stockholder are converted into Common Stock.
(2) Includes 38,481 shares of Common Stock issuable upon conversion of the Convertible Notes.
(3) Includes 120,253 shares of Common Stock issuable upon conversion of the Convertible Notes.
(4) Includes (i) 19,029 shares of Common Stock and (ii) 1,251,503 shares of Common Stock issuable upon conversion of the Convertible Notes, after giving effect to certain ownership limits agreed to among the Company and the Stilwell Investors in the Stilwell Letter Agreement. Under the Stilwell Letter Agreement, each Stilwell Investor agreed that it will not exercise its right to convert the Convertible Notes into shares of Common Stock to the extent that such conversion would result in such Stilwell Investor, whether on its own or as part of a "group" within the meaning of Section 13(d) of the Exchange Act, becoming the direct or indirect "beneficial owner," as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors. Does not include 7,245,305 shares of Common Stock issuable upon conversion of such Notes that would exceed such limits. Mr. Stilwell is the managing member and owner of Stilwell Value, which is the general partner of each of the Stilwell Investors.
(5) Includes 10,120 shares of Common Stock issuable upon conversion of Notes.

5% + Beneficial Owners

	Number of Shares Beneficially Owned	Percentage of Class Beneficially Owned (1)
Magnetar Financial LLC (1)	1,055,511	45.0%
AY2 Capital LLC (2)	142,594	9.8%

(1) Based on information set forth in a Schedule 13G/A filed with the SEC on March 3, 2026 by Magnetar Financial LLC ("Magnetar"). Magnetar's reported ownership represents the number and percentage, respectively, of shares of Common Stock that Magnetar believes is the maximum number of shares of Common Stock that it may be deemed to beneficially own, taking into consideration the Investor Excepted Holder Limits permitted under the Excepted Holder Agreement entered into by the Company and certain affiliates of Magnetar on February 19, 2026 (as such term is defined therein). The 1,055,511 share figure is equal to 45% multiplied by 2,345,580 shares of the Common Stock. This 2,345,580 share figure in turn includes (i) 1,290,069 shares of Common Stock outstanding as of March 2, 2026 and (ii) an assumed hypothetical conversion and/or exercise (as applicable, but subject to the Investor Excepted Holder Limits) of the Warrants, Notes, Series D Preferred Stock and/or Series B Preferred Stock held by Magnetar into 1,055,511 shares of Common Stock. This percentage includes the shares reported by Magnetar Capital Partners LP ("Magnetar Capital"), Supernova Management LLC ("Supernova") and David J. Snyderman. Magnetar Capital is the sole member and parent holding company of Magnetar. Supernova is the general partner of Magnetar Capital. The Administrative Manager of Supernova is currently Mr. Snyderman. The address of the principal business office of Magnetar, Magnetar Capital, Supernova, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 regarding our equity compensation plans and the Common Stock we may issue under the plans.

Equity Compensation Plan Information Table
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	—	—	—
Equity compensation plans not approved by stockholders	—	—	—
Total	—	—	—

(1) Includes our 2016 Long-Term Incentive Plan. There are no shares of Common Stock available under our 2016 Long-Term Incentive Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Related Party Transaction Policies

Our Code of Conduct provides that a conflict of interest may occur when a director or an employee has an ownership or financial interest in another business organization that is doing business with the Company and characterizes these transactions between the Company and the other organization as "related person transactions." Under our Code of Conduct the Company’s Chief Financial Officer (or, in his or her absence, the Company’s General Counsel) must be made aware of the details of any related person transaction so that he or she can make a judgment as to the appropriateness of the transaction and refer it for approval to our RPT Committee. The RPT Committee reviews and approves any related person transaction.

Related Party Transactions

See Notes 4 and 12 to the accompanying audited consolidated financial statements.

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

Item 14.    Principal Accounting Fees and Services.

Our independent public accounting firm is Cherry Bekaert LLP, 222 Central Park Avenue, Virginia Beach, VA 23462, PCAOB Auditor ID 677.

2025 Fiscal Year Audit Firm Fee Summary
The following table summarizes fees paid to our independent registered public accounting firm, Cherry Bekaert LLP ("Cherry Bekaert"), for the years ended December 31, 2025 and 2024 (in thousands), which includes fees related to Cedar, a subsidiary:

Types of Fee	2025	2024
Audit Fees (1)	$562	$592
Audit-Related Fees(2)	28	17
Tax Fees (3)	—	11
All Other Fees (4)	29	10
Total	$619	$630
(1) Audit fees included annual audits and quarterly reviews.
(2) Audit-related fees are for services related to the Company's registration statements on Form S-11.
(3) Tax fees related primarily to tax advisory services related to REIT status, including cost segregation studies.
(4) All other fees for 2025 were incurred for professional services in connection with the compilation of stand-alone financial statements required by a lender and in connection with property grants. All other fees for 2024 were incurred for professional services in connection with the compilation of stand-alone financial statements required by a lender.

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

To the Board of Directors and Stockholders
Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Virginia Beach, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Wheeler Real Estate Investment Trust, Inc. and Subsidiaries (the “Company”), as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that:(1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Real Estate for Impairment

Description of Matter

At December 31, 2025, the Company’s net real estate totaled $484.7 million. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its real estate investments for impairment whenever events or changes in circumstances indicate that the carrying value of a real estate investment may not be recoverable. Management evaluates various qualitative factors, which some may involve quantitative aspects, in determining whether or not events or changes in circumstances indicate that the carrying amount of a real estate investment may not be recoverable. The Company estimates undiscounted cash flows of net real estate using observable and unobservable inputs such as historical and forecasted cash flows, net operating income, leasing prospects, and local market information.

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

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of net real estate for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s net real estate impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability over the properties’ remaining useful lives. We compared the significant assumptions used by management to relevant market information and other applicable sources. As part of our evaluation, we performed sensitivity analyses of significant assumptions to evaluate the changes in the undiscounted cash flows of the related property that would result from changes in the assumptions. We performed site visits for a sample of tenants to verify there were no signs of physical impairment, or unexpected or undocumented vacancies.

Derivative Liabilities

Description of Matter

At December 31, 2025, the Company had convertible notes with an outstanding principal balance of $29.4 million and related derivative liabilities with a balance of $7.2 million. Calculations and accounting for the notes payable and embedded conversion features require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 7 to the consolidated financial statements, the Company utilizes a binomial lattice model valuation technique in measuring the fair value of the notes’ conversion features.

Auditing management’s valuations of the derivative liabilities was challenging due to the complexity of valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit

To test the accounting for the derivative liabilities resulting from the issuance of convertible notes, our audit procedures included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s derivatives liabilities review process, inspection of the contracts, and testing completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance. We also involved our valuation specialists to evaluate the Company’s determination of the fair value of the derivative liabilities specific to the convertible notes, including testing the appropriateness of the methodology used and assessing the reasonableness of the underlying inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2012.

Virginia Beach, Virginia
March 5, 2026

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except par value and share data)

	December 31,
	2025	2024
ASSETS:
Real estate:
Land and land improvements	$123,444	$138,177
Buildings and improvements	484,068	508,957
	607,512	647,134
Less accumulated depreciation	(122,837)	(112,209)
Real estate, net	484,675	534,925

Cash and cash equivalents	23,656	42,964
Restricted cash	24,973	17,752
Receivables, net	15,759	14,692
Investment securities - related party	24,406	12,025
Assets held for sale	4,549	—
Above market lease intangibles, net	706	1,285
Operating lease right-of-use assets	7,546	9,235
Deferred costs and other assets, net	15,464	20,824
Total Assets	$601,734	$653,702
LIABILITIES:
Loans payable, net	$468,157	$482,609
Liabilities associated with assets held for sale	1,383	—
Below market lease intangible, net	7,370	11,121
Derivative liabilities	7,243	11,985
Operating lease liabilities	8,221	10,128
Series D Preferred Stock redemptions	30	4,074
Accounts payable, accrued expenses and other liabilities	14,639	17,131
Total Liabilities	507,043	537,048
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	63,204	84,625
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized, 2,714,618 and 3,357,142 shares, respectively, issued and outstanding; $67.9 million and $83.9 million aggregate liquidation preference, respectively)	36,296	44,791
Common Stock ($0.01 par value, 200,000,000 shares authorized, 631,866 and 311 shares, respectively, issued and outstanding)	6	—
Additional paid-in capital	311,977	276,416
Accumulated deficit	(350,879)	(347,029)
Accumulated other comprehensive income	2,381	—
Total Stockholders’ Equity (Deficit)	234	(25,369)
Noncontrolling interests	31,253	57,398
Total Equity	31,487	32,029
Total Liabilities and Equity	$601,734	$653,702
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
REVENUE:
Rental revenues	$97,694	$102,408
Other revenues	1,751	2,166
Total Revenue	99,445	104,574
OPERATING EXPENSES:
Property operations	33,044	35,286
Depreciation and amortization	22,944	25,316
Impairment charges	2,880	1,195
Corporate general & administrative	11,709	10,796
Total Operating Expenses	70,577	72,593
Gain on disposal of properties, net	14,354	5,550
Operating Income	43,222	37,531
Interest income	964	460
Unrealized gain on investment securities, net - related party	—	840
Interest expense	(33,758)	(32,602)
Net changes in fair value of derivative liabilities	4,742	(8,332)
Loss on conversion of Convertible Notes	(902)	(412)
Gain on preferred stock redemptions	1,523	4,716
Other expense	(928)	(1,489)
Net Income Before Income Taxes	14,863	712
Income tax expense	(26)	(1)
Net Income	14,837	711
Less: Net income attributable to noncontrolling interests	6,067	10,343
Net Income (Loss) Attributable to Wheeler REIT	8,770	(9,632)
Preferred Stock dividends - undeclared	(6,640)	(8,267)
Deemed contribution (distribution) related to issuance of Series D Preferred Stock	1,408	(552)
Deemed contribution related to preferred stock exchanges	9,558	56
Deemed distribution related to noncontrolling interests	(16,946)	(3,780)
Net Loss Attributable to Wheeler REIT Common Stockholders	$(3,850)	$(22,175)

Loss per share:
Basic and Diluted	$(36.01)	$(346,484.38)
Weighted-average number of shares:
Basic and Diluted	106,902	64
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Years Ended December 31,
	2025	2024
COMPREHENSIVE INCOME:
Net Income	$14,837	$711

Unrealized holding gain on available for sale securities - related party	2,381	—
Total other comprehensive income	2,381	—
Comprehensive Income Attributable to the Company	$17,218	$711
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Equity
(in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit		Total Stockholders’ (Deficit) Equity	Noncontrolling Interest			Total Equity (Deficit)
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2023	562	$453	3,379,142	$44,998	17	$—	$258,110	$(324,854)	$—	$(21,293)	$1,271	$64,845	$66,116	$44,823
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	—	87	—	—	—	87
Conversion of debt to Common Stock	—	—	—	—	4	—	495	—	—	495	—	—	—	495
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	280	—	15,656	—	—	15,656	—	—	—	15,656
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	(552)	—	(552)	—	—	—	(552)
Common stock issued in exchange for Preferred Stock	—	—	(22,000)	(294)	10	—	1,105	56	—	867	—	—	—	867
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	1,050	—	—	1,050	(1,050)	—	(1,050)	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(3,780)	—	(3,780)	—	(7,716)	(7,716)	(11,496)
Dividends and distributions	—	—	—	—	—	—	—	(8,267)	—	(8,267)	—	(10,295)	(10,295)	(18,562)
Net (loss) income	—	—	—	—	—	—	—	(9,632)	—	(9,632)	48	10,295	10,343	711
Balance, December 31, 2024	562	453	3,357,142	44,791	311	—	276,416	(347,029)	—	(25,369)	269	57,129	57,398	32,029
Accretion of Series B Preferred Stock discount	—	—	—	87	—	—	—	—	—	87	—	—	—	87
Conversion of debt to Common Stock	—	—	—	—	17,882	—	2,414	—	—	2,414	—	—	—	2,414
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	147,900	1	13,763	—	—	13,764	—	—	—	13,764
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	1,408	—	1,408	—	—	—	1,408
Common stock issued in exchange for Preferred Stock	—	—	(642,274)	(8,582)	465,770	5	19,112	9,558	—	20,093	—	—	—	20,093
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	3	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(16,946)	—	(16,946)	—	(25,876)	(25,876)	(42,822)
Dividends and distributions	—	—	—	—	—	—	—	(6,640)	—	(6,640)	—	(6,067)	(6,067)	(12,707)
Net income	—	—	—	—	—	—	—	8,770	—	8,770	—	6,067	6,067	14,837
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	2,381	2,381	—	—	—	2,381
Balance, December 31, 2025	562	$453	2,714,618	$36,296	631,866	$6	$311,977	$(350,879)	$2,381	$234	$—	$31,253	$31,253	$31,487
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	For the Years Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$14,837	$711
Adjustments to reconcile consolidated net income to net cash from operating activities
Depreciation and amortization	22,944	25,316
Amortization of deferred financing costs	2,694	2,673
Net changes in fair value of derivative liabilities	(4,742)	8,332
Loss on conversion of Convertible Notes	902	412
Above (below) market lease amortization, net	(2,466)	(3,434)
Paid-in-kind interest	3,859	4,133
Loss on repurchase of debt securities	—	700
Gain on preferred stock redemptions	(1,523)	(4,716)
Unrealized gain on investment securities, net - related party	—	(840)
Straight-line rents	(75)	(68)
Gain on disposal of properties, net	(14,354)	(5,550)
Credit adjustments on operating lease receivables	924	543
Impairment charges	2,880	1,195
Net changes in assets and liabilities
Receivables, net	(3,024)	(1,905)
Deferred costs and other assets, net	(1,354)	(1,471)
Accounts payable, accrued expenses and other liabilities	(370)	(43)
Net cash provided by operating activities	21,132	25,988
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(17,106)	(22,526)
Purchase of investment securities - related party	(10,000)	(500)
Cash received from disposal of properties	59,243	38,506
Net cash provided by investing activities	32,137	15,480
FINANCING ACTIVITIES:
Payments for deferred financing costs	(456)	(1,597)
Dividends and distributions paid on noncontrolling interest	(6,556)	(10,441)
Repurchase of noncontrolling interest	(41,910)	(11,496)
Loan proceeds	25,250	33,223
Loan principal payments	(40,428)	(28,598)
Repurchase of debt securities	—	(1,282)
Loan prepayment premium	(1,256)	(368)
Net cash used in financing activities	(65,356)	(20,559)
(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(12,087)	20,909
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, beginning of year	60,716	39,807
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, end of year	$48,629	$60,716

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,656	$42,964
Restricted cash	24,973	17,752
Cash, cash equivalents, and restricted cash	$48,629	$60,716
See accompanying notes to audited consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation and Consolidation

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of the Operating Partnership, which was formed as a Virginia limited partnership on April 5, 2012. At December 31, 2025, the Company owned 100.00% of the Operating Partnership. As of December 31, 2025, the Trust owned and operated sixty-five properties, including sixty-two retail shopping centers and three undeveloped properties. Eighteen of these properties are located in South Carolina, eleven in Georgia, ten in Virginia, seven in Pennsylvania, five in North Carolina, two in New Jersey, two in Florida, two in Connecticut, two in Kentucky, two in Tennessee, one in Massachusetts, one in Alabama, one in Maryland, and one in West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition. Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the Trust, the Operating Partnership, the entities included in the REIT formation and the entities acquired since November 2012. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities as of December 31, 2025 and 2024.

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

Operating Partnership Purchase of Stock

The Operating Partnership purchased 71,343 shares of the Series D Preferred Stock on September 22, 2020 from an unaffiliated investor. The Company considers the purchase of the Trust's equity securities to be retired in the consolidated financial statements.

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

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. These reimbursements are considered nonlease components which the Company combines with the lease component. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by the tenant's pro-rata percentage of square footage to total square

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

footage of the property. The Company also receives payments for these reimbursements from substantially all its tenants throughout the year. The Company recognizes tenant reimbursements as variable lease income when earned, which include reimbursements to the Company from tenants for common area maintenance costs and other operating expenses.

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

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.9 million for the year ended December 31, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof. Other expenses were $1.5 million for the year ended December 31, 2024, which primarily consisted of capital structure costs, including repurchase of Convertible Notes and legal and other expenses incurred for the 2024 Reverse Stock Splits, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and redemptions of the Series D Preferred Stock by holders thereof.

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

ROU assets represent the right to use an underlying asset for the lease term and the lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets include any lease payments scheduled to be paid and excludes lease incentives. The Company's lease terms may include options to extend the lease when it is reasonably certain that the company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had minimal effect on the net loss attributable to common shareholders. The results from exchanges of the Company's Common Stock for the Company's Preferred Stock are now presented as a $56 thousand deemed contribution related to preferred stock exchanges on the consolidated statements of operations as an adjustment after net income and before net loss attributable to common shareholders. All share and share-related information presented in this Form 10-K, including our consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares resulting from the Reverse Stock Splits, unless otherwise noted.

Supplemental Consolidated Statements of Cash Flows Information

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	For the Years Ended December 31,
	2025	2024
	(in thousands)
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$19,112	$1,105
Accretion of Preferred Stock discounts	87	87
Conversion of debt to Common Stock	2,414	495
Redemption of Series D Preferred Stock to Common Stock	13,763	15,656
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	1,496	1,740
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$819	$953
Cash paid for interest, excluding loan prepayment premium	25,724	25,371

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

The Company’s depreciation expense on real estate assets was $18.2 million and $18.7 million for the years ended December 31, 2025 and 2024, respectively.

Impairment

The Company recorded impairment charges for the year ended December 31, 2025 of $2.9 million on Carll's Corner, located in Bridgeton, New Jersey, and an outparcel at St. George Plaza, located in St. George, South Carolina. The Company recorded impairment charges for the year ended December 31, 2024 of $1.2 million on Oregon Avenue, located in Philadelphia, Pennsylvania. The valuation assumptions were based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. These impairment charges are included in operating income in the accompanying consolidated statements of operations.

Assets Held for Sale and Dispositions

At December 31, 2025, assets held for sale include Moncks Corner, Darien Shopping Center, Ridgeland, and an outparcel at St. George Plaza, as the Company has committed to plans to sell these properties. There were no assets held for sale as of December 31, 2024.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Assets held for sale and associated liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Real estate, net	$3,332	$—
Receivables, net - unbilled straight-line rent	8	—
Operating lease right -of-use assets	1,186	—
Deferred costs and other assets, net	23	—
Total assets held for sale	$4,549	$—

	December 31, 2025	December 31, 2024
Operating lease liabilities	$1,383	$—
Total liabilities associated with assets held for sale	$1,383	$—

The following properties were sold during the years ended December 31, 2025 and 2024 (in thousands):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
November 6, 2025	Tri-County Plaza	$5,125	$1,399	$4,775
November 3, 2025	Fieldstone Marketplace	12,200	235	10,600
October 31, 2025	Carll's Corner	3,657	(15)	2,784
October 29, 2025	South Philadelphia land parcel	4,400	1,306	3,455
October 16, 2025	Lake Murray	4,560	555	4,189
June 26, 2025	Winslow Plaza	8,650	3,784	7,854
May 15, 2025	Devine Street	7,100	1,054	6,758
May 1, 2025	Amscot Building	600	348	523
March 13, 2025	Oregon Avenue	3,000	80	2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907
December 26, 2024	South Philadelphia retail center	21,000	(5,389)	16,736
November 27, 2024	Brickyard Plaza land parcel	1,150	973	1,050
September 12, 2024	Kings Plaza	14,200	6,509	13,746
September 11, 2024	Edenton Commons land parcel	1,400	574	1,312
June 26, 2024	Oakland Commons	6,000	3,363	5,662
June 18, 2024	Harbor Point land parcel	n/a	(480)	n/a

Harbor Point Land Parcel Disposition

On June 18, 2024, the Company entered into a settlement agreement with the City of Grove, which, among other things, provided for the transfer of the Harbor Point land parcel and a one-time payment of $160 thousand to the City of Grove in exchange for a release of the Company from all increment taxes and other obligations under the Economic Development Agreement the Company had entered into with the City of Grove and the dismissal of the litigation commenced by the City of Grove against the Company related thereto.

4. Investment Securities - Related Party

In 2023, the Company subscribed for an investment in the amount of $10.0 million for limited partnership interests in SAI. On June 1, 2024 and December 3, 2025, the Company subscribed for additional investments in the amount of $0.5 million and $10.0 million, respectively, for limited partnership interests in SAI. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded undervalued financial institutions or businesses with a strong

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

A portion of SAI's underlying investments are in the Company's own equity and debt securities. At December 31, 2025 and 2024, approximately 38.0% and 38.0% of SAI's underlying investments were in the Company's own equity and debt securities, respectively, and approximately 0.0% and 6.2% were in the equity securities of the Company’s consolidated subsidiary, respectively.

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

As of December 31, 2025 and 2024, the net asset value of the Company’s SAI investment was $24.4 million and $12.0 million, respectively. For the year ended December 31, 2025, the Company recorded $2.4 million in unrealized holding gains through other comprehensive income, net of investment fees as noted above. For the year ended December 31, 2024, the unrealized gain on investment securities was $0.8 million, net of investment fees.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
5. Deferred Costs and Other Assets, net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, excluding held for sale):

	December 31,
	2025	2024
Leases in place, net	$6,157	$10,365
Lease origination costs, net	5,906	6,623
Ground lease sandwich interest, net	571	845
Legal and marketing costs, net	98	174
Tenant relationships, net	46	156
Prepaid expenses	2,686	2,661
Total	$15,464	$20,824
As of December 31, 2025 and 2024, the Company’s intangible accumulated amortization totaled $67.9 million and $70.7 million, respectively. During the years ended December 31, 2025 and 2024, the Company’s intangible amortization expense totaled $4.8 million and $6.6 million, respectively. Future amortization of leases in place, lease origination costs, ground lease sandwich interest, legal and marketing costs, and tenant relationships is as follows (in thousands):

Years Ended December 31,	Leases in place, net	Lease origination costs, net	Ground lease sandwich interest, net	Legal & marketing costs, net	Tenant relationships, net	Total
2026	$1,631	$1,038	$274	$35	$7	$2,985
2027	1,290	949	274	23	7	2,543
2028	886	809	23	14	5	1,737
2029	745	684	—	9	4	1,442
2030	426	560	—	6	3	995
Thereafter	1,179	1,866	—	11	20	3,076
	$6,157	$5,906	$571	$98	$46	$12,778

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment):

Property/Description	Monthly Payment	Interest Rate	Maturity	December 31, 2025	December 31, 2024
Variable-rate:
August 2025 Cedar Credit Facility	Interest only	6.7%	August 2027	$—	$—
April 2025 Cedar Bridge Loan	Interest only	5.1%	February 2028	5,966	—
Fixed-rate:
Winslow Plaza	$24,295	4.8%	December 2025	—	4,250
Tuckernuck	$32,202	5.0%	March 2026	4,460	4,619
Timpany Plaza	$79,858	7.3%	September 2028	11,415	11,527
Village of Martinsville	$89,664	4.3%	July 2029	13,849	14,313
Laburnum Square	$37,842	4.3%	September 2029	7,499	7,625
Rivergate (1)	$100,222	4.3%	September 2031	16,605	17,091
Convertible Notes	Interest only	7.0%	December 2031	29,353	30,865
June 2022 Term Loan	Interest only	4.3%	July 2032	72,030	75,000
JANAF	Interest only	5.3%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.3%	November 2032	100,441	109,571
Patuxent Crossing/Coliseum Marketplace	Interest only	6.4%	January 2033	25,000	25,000
May 2023 Term Loan 1	$373,981	6.2%	June 2033	60,744	61,100
May 2023 Term Loan 2	Interest only	6.2%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.8%	July 2034	22,409	25,500
Total Principal Balance				482,841	499,531
Unamortized deferred financing cost				(14,684)	(16,922)
Total Loans Payable, net				$468,157	$482,609
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

June 2024 Term Loan and Paydown

On June 28, 2024, the Company entered into the June 2024 Term Loan, for $25.5 million at a fixed rate of 6.80% with interest-only payments due monthly. Commencing on August 10, 2029, until the maturity date of July 10, 2034, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount outstanding at that time. The June 2024 Term Loan's proceeds were used to refinance four loans, including paying $0.4 million in loan prepayment premiums. The June 2024 Term Loan is collateralized by Cypress Shopping Center, Conyers Crossing, Chesapeake Square, Sangaree Plaza and Tri-County Plaza. On November 6, 2025, the Company made a $3.1 million principal payment on the June 2024 Term Loan with the sale of Tri-County Plaza and paid a $0.6 million loan prepayment premium.

October 2022 Cedar Term Loan Paydown

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Upon the 2024 disposition of a vacant land parcel at Brickyard Plaza, the Company paid down approximately $0.4 million to release the land parcel from collateral. Upon the 2025 disposition of Webster Commons, the Company paid down approximately $9.1 million to release the property from collateral and paid a $0.5 million loan prepayment premium.

June 2022 Term Loan with Paydowns

On March 6, 2025, the Company made a $1.0 million principal payment on the June 2022 Term Loan with the sale of South Lake and paid a $20 thousand loan prepayment premium. On October 16, 2025, the Company made a $1.9 million principal payment on the June 2022 Term Loan with the sale of Lake Murray and paid a $52 thousand loan prepayment premium.

April 2025 Cedar Bridge Loan

On April 4, 2025, Cedar entered into the April 2025 Cedar Bridge Loan for $10.0 million. The interest rate under the April 2025 Cedar Bridge Loan is the term SOFR rate plus the applicable margin of 1.30%. Interest payments are due monthly, and any outstanding principal is due at maturity. In August 2025, the maturity date was extended from January 4, 2026 to February 15, 2028. The April 2025 Cedar Bridge Loan is guaranteed by both Cedar and the Operating Partnership. Upon the 2025 dispositions of Carll's Corner and Fieldstone Marketplace, the Company paid down approximately $4.0 million of the April 2025 Cedar Bridge Loan. The cash pledged as collateral is in an interest bearing account held by the Operating Partnership included in "restricted cash" on the Company's consolidated balance sheets as of December 31, 2025.

Winslow Plaza Payoff

On June 26, 2025, the Company paid the remaining loan balance of $4.2 million on the Winslow Plaza loan in conjunction with the Winslow Plaza disposition and paid a $28 thousand loan prepayment premium.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into the August 2025 Cedar Credit Facility to draw up to $20.0 million pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were released from collateral and the Company paid down approximately $10.3 million of the August 2025 Cedar Credit Facility.

Although the August 2025 Cedar Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of December 31, 2025. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.

Debt Maturities

The Company’s scheduled principal repayments on indebtedness as of December 31, 2025, are as follow (in thousands):

Years ended December 31,
2026	$6,450
2027	2,811
2028	22,824
2029	25,216
2030	6,387
Thereafter	419,153
Total principal repayments and debt maturities	$482,841

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

Interest expense on the Convertible Notes consists of the following (in thousands, except for shares):

Years ended December 31,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2025	—	107,522	$2,107	$1,752	$3,859
2024	—	187,410	$2,163	$1,970	$4,133
(1) Shares issued as interest payment on Convertible Notes.

On January 17, 2024, the Company paid down $0.6 million of the Convertible Notes through an open market purchase of 23,280 units at a total purchase price of $1.3 million. As a result of this transaction, the Company recognized a $0.7 million loss for the year ended December 31, 2024, which represents the fair value of the purchase price over the amount of principal reduction. The loss is included in "other expense" on the consolidated statements of operations.

Prior to September 21, 2023, the Convertible Notes were convertible, in whole or in part, at any time, at the option of the holders of the Convertible Notes, into shares of the Company’s Common Stock at a conversion price of $189,000,000 per share of the Company’s Common Stock (the “Conversion Price”). After September 21, 2023, as a result of the Company being required to redeem (payable in cash or stock) in the aggregate at least 100,000 shares of Series D Preferred Stock, the Conversion Price adjusted to the lower of (i) 55% of the Conversion Price or (ii) a 45% discount to the lowest price at which any Series D Preferred Stock was converted into the Common Stock. Upon a change of control, each Convertible Note will mandatorily convert into shares of the Company’s Common Stock equal to: (i) the principal amount of each Convertible Note divided by (ii) the product of (x) the average of the per share volume-weighted average prices for the Common Stock for the 15 consecutive trading days ending on the third business day immediately preceding the date of such change of control, and (y) 0.55. After January 1, 2024, the Company may redeem the Convertible Notes at any time (in whole or in part) at the Company's option at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest as of the redemption date (the "Note Redemption Price"). The Note Redemption Price may be paid: (a) in cash; (b) in shares of Common Stock; or (c) in any combination of (a) and (b).

During the years ended December 31, 2025 and 2024, the Company issued an aggregate of 17,882 shares and 4 shares, respectively, of its Common Stock, having an aggregate fair value of $2.4 million and $0.5 million, respectively, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million and $0.1 million, respectively, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million and $0.4 million, respectively.

As of December 31, 2025, the Conversion Price for the Convertible Notes was approximately $5.69 per share of the Company’s Common Stock (approximately 4.40 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturities, which are Level 3 inputs. As of December 31, 2025 and 2024, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the valuation hierarchy, was $445.5 million and $451.0 million, respectively, and the carrying value of such loans, was $436.7 million and $456.1 million, respectively. As of December 31, 2025, the fair value of the April 2025 Cedar Bridge Loan approximated its carrying value as it is a variable-rate loan.

The fair value of the Convertible Notes was estimated using available market information. As of December 31, 2025 and 2024, the fair value of the Convertible Notes, which were determined to be Level 1 within the valuation hierarchy, was $102.7 million and $179.6 million, respectively, and the carrying value, was $25.8 million and $26.5 million, respectively.

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

The Company’s warrants to purchase shares of Common Stock (the "Warrants”) were issued to the holders thereof in three tranches: Warrant Tranche A to purchase Common Stock at an exercise price of $700,846 per share, Warrant Tranche B to purchase Common Stock at an exercise price of $841,015 per share, and Warrant Tranche C at an exercise price of $1,401,692 per share, each exercise price was as of December 31, 2025 and 2024. Warrants had an expiration date of March 12, 2026.

In measuring the Warrant liability, the Company used the following inputs:

	December 31, 2025	December 31, 2024
Common Stock price	$1.70 (1)	$3.37 (2)
Weighted average contractual term to maturity (years)	0.2 years	1.2 years
Expected market volatility %	238.4%	258.1%
Risk free interest rate	3.7%	4.2%
(1) Common Stock price as of December 31, 2025 and was not restated for any subsequent stock splits.
(2) Common Stock price as of December 31, 2024 and was not restated for any subsequent stock splits.

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

In measuring the embedded derivative liability, the Company used the following inputs:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	December 31, 2025	December 31, 2024
Conversion Price (1)	$1.21 (2)	$2.22 (3)
Common Stock price	$1.70 (2)	$3.37 (3)
Contractual term to maturity (years)	6.0 years	7.0 years
Expected market volatility %	165.0%	185.0%
Risk-free interest rate	3.8%	4.5%
Traded WHLRL price % of par	350.0%	582.0%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of December 31, 2025 and was not restated for any subsequent stock splits.
(3) Value as of December 31, 2024 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands):

	Years ended December 31,
	2025	2024
Balance at the beginning of period	$11,985	$3,653
Changes in fair value - Warrants	—	9
Changes in fair value - Convertible Notes	(4,742)	8,323
Balance at ending of period	$7,243	$11,985

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of December 31, 2025 and 2024, the weighted average remaining lease term of our leases, excluding liabilities held for sale, was 39 years and 36 years, respectively. Rent expense under the operating lease agreements was $0.9 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and corporate headquarters lease agreements applicable to lease liabilities as of December 31, 2025 (in thousands, excluding liabilities held for sale):

Years ended December 31,
2026	$712
2027	713
2028	713
2029	713
2030	715
Thereafter	16,519
Total undiscounted future minimum lease payments	20,085
Future minimum lease payments, discount	(11,864)
Operating lease liabilities	$8,221

Insurance

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company carries comprehensive liability, property, fire, flood, wind, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio under an insurance policy, in addition to other coverages, such as trademark and pollution coverage, that may be appropriate for certain of its properties. In addition, the Company carries a directors’, officers’, entity and employment practices liability insurance policy that covers such claims made against the Company and its directors and officers. The Company also carries an auto policy to protect employees that use personal automobiles for work purposes above the employees insurance coverage and for the Company’s protection against potential liability. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage, requirements from any and all lenders and general industry practice; however, its insurance coverage may not be sufficient to fully cover losses.

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

The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically located in the Mid-Atlantic, Southeast, and Northeast, which markets represented approximately 47%, 45% and 8%, respectively, of the total annualized base rent of the properties in its portfolio as of December 31, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Daniel Khoshaba v. Joseph D. Stilwell, et al., Civil Action No. 2:24CV237 in the United States District Court for the Eastern District of Virginia.On April 10, 2024, Daniel Khoshaba, a holder of the Company's Common Stock and former CEO of the Company, filed a derivative action on behalf of the Company and putative class action on behalf of common stockholders who had not purchased the Convertible Notes in a rights offering alleging that the current and certain former directors of the Company and the Company’s CEO (the “Individual Defendants”) each breached their duty to the Company and its common stockholders, and that certain of those directors and an officer of the Company were unjustly enriched. The complaint primarily asserted the Individual Defendants failed to take sufficient action to mitigate the potential dilution that could be caused by the redemption rights of holders of Series D Preferred Stock and that they should not have authorized dividends on the Convertible Notes sold in the rights offering to be paid in Series

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

D Preferred Stock. The Individual Defendants denied any liability and raised affirmative defenses. The Company was named as a nominal defendant in the case, and no claims were asserted against it. The Company provided indemnification (including legal fees and costs) to the Individual Defendants. On June 10, 2024, the Individual Defendants and the other Defendants in the case filed motions to dismiss the complaint. On September 13, 2024, the District Court granted in part and denied in part those motions. The parties thereafter conducted substantial fact discovery and exchanged expert reports. Plaintiff filed a motion for class certification which the Defendants opposed. The parties engaged in settlement discussions resulting in a settlement agreement dated October 21, 2025. In the agreement, the Defendants denied any wrongdoing and members of a settlement class provide full releases of liability to all Defendants. The settlement class is defined to include all persons other than Defendants and certain related parties who held Company common stock as of August 16, 2021 or purchased Company common stock between August 16, 2021 and September 20, 2023. On December 4, 2025, the Court entered an Order preliminarily approving the settlement as fair, reasonable and adequate, certified a settlement class and authorized plaintiff’s counsel to provide notice to members of the settlement class. The Court has a scheduled a hearing for March 31, 2026 to consider final approval of the settlement. The settlement will not be final unless and until the court grants final approval after class notice. The Company is not responsible for any portion of the settlement payment.

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their duties to Cedar's preferred stockholders through the Cedar Acquisition. The claims in the Aquino Action mirror the breach of duty claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the “Kim Action”), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The plaintiffs in the Aquino action have alleged as damages the decline in value of Cedar preferred stock after the Cedar Acquisition was announced. The Court in the Aquino Action denied the Former Cedar Directors' motion to dismiss. The parties are currently engaging in discovery. The Company has a contractual obligation to indemnify the Former Cedar Directors, including for reasonable costs and legal fees. At this juncture, the outcome of the litigation remains uncertain and the Company is unable to predict whether a class will be certified, whether the claims will survive dispositive motions, or the amount of damages that may be awarded in the event of an adverse verdict after trial.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of December 31, 2025 and 2024, the Company’s allowance for uncollectible tenant receivables totaled $0.5 million and $1.0 million, respectively. At December 31, 2025 and 2024, there were $9.7 million and $8.9 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The following table disaggregates the Company’s revenue by type of service (in thousands):

	Years ended December 31,
	2025	2024
Base rent	$69,101	$73,359
Tenant reimbursements - variable lease revenue	24,431	23,957
Above (below) market lease amortization, net	2,466	3,434
Straight-line rents	1,895	1,334
Percentage rent - variable lease revenue	725	867
Lease termination fees	34	267
Other	1,717	1,899
Total	100,369	105,117
Credit losses on operating lease receivables	(924)	(543)
Total	$99,445	$104,574

Future minimum rents to be received under noncancelable tenant operating leases, excluding rents on assets held for sale, for each of the next five years and thereafter, excluding tenant reimbursements and percentage rent based on tenant sales volume, as of December 31, 2025 are as follows (in thousands):

Years ended December 31,
2026	$67,615
2027	62,292
2028	53,017
2029	43,517
2030	33,061
Thereafter	90,051
Total minimum rents	$349,553

10. Equity and Mezzanine Equity

The Company has authority to issue 215,000,000 shares of stock, consisting of 200,000,000 shares of $0.01 par value Common Stock and 15,000,000 shares of Preferred Stock of which 5,000,000 shares have been classified as no par value Series B Preferred Stock, 6,000,000 shares as Series D Preferred Stock and 4,500 shares of Series A Preferred Stock.

Substantially all of our business is conducted through the Company’s Operating Partnership. The Trust is the sole general partner of the Operating Partnership and owned a 100% and 99.8% interest in the Operating Partnership as of December 31, 2025 and 2024, respectively. Limited partners in the Operating Partnership have the right to redeem their common units for cash or Common Stock, at our option. Distributions to common unit holders are paid at the same rate per unit as dividends per share to the Trust’s common stockholders.

Reverse Stock Splits

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On March 5, 2024, in accordance with the MGCL, our Board of Directors declared reverse stock splits from May 7, 2024 to March 31, 2025 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved the reverse stock splits from May 7, 2024 to March 31, 2025 at the annual meeting held on May 6, 2024.

On May 12, 2025, our Board of Directors approved the May 2025 Reverse Stock Split. Pursuant to the MGCL, stockholder approval was not required to effect the May 2025 Reverse Stock Split.

On June 20, 2025, in accordance with the MGCL, our Board of Directors declared monthly reverse stock splits from August 21, 2025 to December 31, 2026 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved monthly reverse stock splits from August 21, 2025 to December 31, 2026 at the annual meeting held on August 20, 2025.

The May 2024 Reverse Stock Split, the June 2024 Reverse Stock Split, the September 2024 Reverse Stock Split, and the November 2024 Reverse Stock Split were effective on May 16, 2024, June 27, 2024, September 19, 2024 and November 18, 2024, respectively, at the ratios of one-for-24, one-for-five, one-for-three, and one-for-two, respectively. The January 2025 Reverse Stock Split, the March 2025 Reverse Stock Split, the May 2025 Reverse Stock Split, the September 2025 Reverse Stock Split, the November 2025 Reverse Stock Split, and the January 2026 Reverse Stock Split were effected on January 27, 2025, March 26, 2025, May 26, 2025, September 22, 2025, November 28, 2025 and January 16, 2026, respectively, at the reverse stock split ratios of one-for-four, one-for-five, one-for-seven, one-for-five, one-for-two and one-for-three, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such Reverse Stock Split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

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

Series B Preferred Stock

Holders of Series B Preferred shares have the right to receive, only when and as authorized by the Board of Directors and declared by the Company, out of funds legally available for the payment of dividends, cash dividends, at a rate of 9% per annum of the $25 liquidation preference per share. The Series B Preferred has no redemption rights. However, the Series B Preferred is subject to a mandatory conversion once the 20-trading day volume-weighted average closing price of our Common Stock, exceeds $1,753,920,000 per share; once this weighted average closing price is met, each share of our Series B Preferred will automatically convert into shares of our Common Stock at a conversion price equal to $1,209,600,000 per share of Common Stock. In addition, holders of our Series B Preferred also have the option, at any time, to convert shares of our Series B Preferred into shares of our Common Stock at a conversion price of $1,209,600,000 per share of Common Stock. Upon any voluntary or involuntary liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred shall be entitled to be paid out of our assets a liquidation preference of $25.00 per share plus an amount equal to any declared and unpaid dividends. The Series B Preferred has no maturity date and will remain outstanding indefinitely unless subject to a mandatory or voluntary conversion as described above.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Exchange of Series B Preferred Stock and Series D Preferred Stock for Common Stock
The Company exchanged its Common Stock for the Company's Series B Preferred Stock and Series D Preferred Stock, in the following transactions with the unaffiliated holders of the Company’s securities during the years ended December 31, 2025 and 2024:

	Shares Issued	Shares Exchanged
Date	Common Stock	Series B Preferred Stock	Series D Preferred Stock
2024:
October 8, 2024	10	22,000	22,000
2025:
January 7, 2025	1	1,000	1,000
January 16, 2025	255	82,400	82,400
March 4, 2025	782	54,774	54,774
April 10, 2025	6,846	102,700	102,700
April 25, 2025	2,857	20,000	20,000
July 21, 2025	4,000	15,000	15,000
August 5, 2025	2,200	6,000	6,000
August 18, 2025	8,400	14,000	14,000
August 19, 2025	12,666	20,000	20,000
August 27, 2025	5,833	7,000	7,000
August 28, 2025	9,166	11,000	11,000
September 9, 2025	12,166	29,200	14,600
September 11, 2025	33,600	84,000	42,000
September 16, 2025	8,433	22,000	11,000
October 15, 2025	9,166	10,000	5,000
December 1, 2025	18,666	8,000	4,000
December 5, 2025	143,000	66,000	33,000
December 8, 2025	150,400	75,200	37,600
December 12, 2025	32,000	12,000	6,000
December 16, 2025	5,333	2,000	1,000
2025 Total	465,770	642,274	488,074
Total	465,780	664,274	510,074

In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $9.6 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively, recognized as a deemed contribution within accumulated deficit in the consolidated balance sheets and consolidated statements of equity, with such deemed contributions included as a component of net loss attributable to common shareholders in the consolidated statements of operations.

Series D Preferred Stock - Redeemable Preferred Stock

At December 31, 2025 and 2024, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $63.2 million and $88.7 million in aggregate liquidation value, respectively.

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

On or after September 21, 2021, the Company may, at its option, redeem the Series D Preferred Stock, for cash at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The holder of the Series D Preferred Stock may convert shares at any time into shares of the Company’s Common Stock at a conversion price of $512,870,400 per share of Common Stock. After September 21, 2023, each holder of the Series D Preferred Stock may, at their option, request that the Company redeem any or all of their shares on a monthly basis at a redemption price of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the Holder Redemption Date, payable in cash or in shares of Common Stock, or any combination thereof, at the Company's option. Redemptions commenced on September 22, 2023.

During the years ended December 31, 2025 and 2024, the Company processed redemptions for an aggregate of 375,289 shares and 519,822 shares, respectively, of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 147,900 and 280 shares of Common Stock, respectively, in settlement of an aggregate redemption price of approximately $15.3 million and $20.4 million, respectively. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At December 31, 2025, the Company had received requests to redeem 700 shares of Series D Preferred Stock with respect to the January 2026 Holder Redemption Date. As such, the redemption of these Series D Preferred Stock is considered certain at December 31, 2025 and the liquidation value associated with these shares of $30 thousand is presented as a liability.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The changes in the carrying value of the Series D Preferred Stock for the years ended December 31, 2025 and 2024 is as follows (in thousands, except per share data):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2023	2,590,458	$96,705
Paid-in-kind interest, issuance of Preferred Stock (1)	187,410	4,133
Accretion to liquidation preference (2)	—	552
Series D Preferred Stock redemptions (3)	(519,822)	(24,077)
Preferred Stock exchanges (4)	(22,000)	(867)
Undeclared dividends	—	8,179
Balance December 31, 2024	2,236,046	84,625
Paid-in-kind interest, issuance of Preferred Stock (1)	107,522	3,859
Accretion to liquidation preference (5)	—	(1,408)
Series D Preferred Stock redemptions (6)	(375,289)	(11,242)
Preferred Stock exchanges (4)	(488,074)	(20,095)
Issued Preferred Stock in consideration for Cedar Preferred Stock	27,000	912
Undeclared dividends	—	6,553
Balance December 31, 2025	1,507,205	$63,204
(1) See Note 6 for additional details.
(2) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value.
(3) The value is net of the January 2025 Holder Redemption Date redemption liquidation value of $4.1 million, which is represented as a liability; however, the corresponding 102,487 shares have not been adjusted for as they remained outstanding at December 31, 2024.
(4) The result of issuing Common Stock in exchange for the Series D Preferred Stock.
(5) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value for $1.2 million and the Series D Preferred Stock issued for exchanging Cedar Preferred Stock was adjusted to carrying value for $0.2 million.
(6) The value is net of the January 2026 Holder Redemption Date redemption liquidation value of $30 thousand, which is represented as a liability; however, the corresponding 700 shares have not been adjusted for as they remained outstanding at December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company realized a gain on preferred stock redemptions of $1.5 million and $4.7 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Series D Preferred Stock being less than the book value of the Series D Preferred Stock retired in those transactions.

Subscription Agreements, Issuances of Series D Preferred Stock and Noncontrolling Interest Contributions

On October 27, 2025, November 19, 2025, November 25, 2025 and December 17, 2025, the Company entered into subscription agreements with certain investors pursuant to which the Company issued 5,000, 5,000, 7,000, and 10,000 shares of its Series D Preferred Stock, respectively. The issuances were made in consideration for 10,000, 10,000, 14,000, and 20,000 shares, respectively, of Cedar Series C Preferred Stock, held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Series C Preferred Stock to Cedar Realty Trust, Inc. and those shares were retired.

The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

The Company received valid and unencumbered title to the Cedar Preferred Stock as consideration for the Series D Preferred Stock.

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $0.4 million in deemed distributions included as a component of net loss attributable to common shareholders.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Noncontrolling Interests - Consolidated Subsidiary

During the years ended December 31, 2025 and 2024, Cedar repurchased and retired 1,925,472 and 791,306 shares, respectively, of Cedar Series C Preferred Stock in a series of repurchase transactions. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $31.3 million and $11.5 million, respectively, at an average price of $16.28 and $13.93 per share, respectively, representing a premium of $6.53 and $4.18 per share, respectively, to the carrying value.

During the year ended December 31, 2025, Cedar repurchased and retired 592,372 shares of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million at an average price of $17.87 per share, representing a premium of $6.77 per share to the carrying value. There were no repurchases of Cedar Series B Preferred Stock in the year ended December 31, 2024.

The repurchase of the noncontrolling interests caused the recognition of $16.5 million and $3.8 million in deemed distributions during the years ended December 31, 2025 and 2024, respectively.

During the years ended December 31, 2025 and 2024, dividends of $6.1 million and $10.3 million, respectively, on the Cedar Series B Preferred Stock and Cedar Series C Preferred Stock were included as a component to net loss attributable to common shareholders on the consolidated statements of operations.

Earnings per share

Basic earnings per share (“EPS”) is calculated by dividing net loss attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into shares of Common Stock.

The following table summarizes the potential dilution of conversion of Series B Preferred Stock, Series D Preferred Stock and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

	December 31, 2025		December 31, 2024
	Outstanding Shares	Potential Dilutive Shares	Outstanding Shares	Potential Dilutive Shares
Series B Preferred Stock	2,714,618	—	3,357,142	—
Series D Preferred Stock	1,507,205	6,117,437	2,236,046	2,753
Convertible Notes	—	5,163,143	—	1,742

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share

For the year ended December 31, 2025	$6,553	$3.78

For the year ended December 31, 2024	$8,179	$3.31

The total cumulative dividends in arrears for Series D Preferred Stock is $25.6 million as of December 31, 2025 ($16.95 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends of 16.00% and 14.75%, as of December 31, 2025 and 2024, respectively. There were no dividends declared to holders of Common Stock, Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the years ended December 31, 2025 or 2024.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Segment Reporting

The following tables provide information about the Company's segment revenues, significant segment expenses, NOI and a reconciliation of NOI to the Company’s consolidated operating income (in thousands):

	Years Ended December 31,
	2025	2024
Revenues	$99,445	$104,574
Operating expenses:
Property operating expenses	(18,731)	(19,655)
Real estate and other property-related taxes and insurance	(14,313)	(15,631)
Total	(33,044)	(35,286)
NOI	$66,401	$69,288

	Years Ended December 31,
	2025	2024
NOI	$66,401	$69,288
Add (deduct):
Depreciation and amortization	(22,944)	(25,316)
Impairment charges	(2,880)	(1,195)
Corporate general & administrative	(11,709)	(10,796)
Gain on disposal of properties, net	14,354	5,550
Operating income	$43,222	$37,531

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the years ended December 31, 2025 and 2024, Cedar paid the Company $0.7 million and $1.4 million, respectively, for these services. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the “Cost Sharing Agreement”). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	December 31, 2025 (2)	December 31, 2024 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	1,229	634
Leasing commissions	892	548
Sales commissions	488	343
Cost Sharing Agreement allocations (1)	1,502	800
Total	$11,277	$9,491

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

See Note 10 for information regarding the Company's Cedar Series C Preferred Stock contributions to Cedar.

Investment securities - related party

The Company has investments held with SAI, a related party. For the years ended December 31, 2025 and 2024, the Company recognized $0.6 million and $0.3 million in fees, respectively. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed redemptions of 11,400 shares of Series D Preferred Stock subsequent to December 31, 2025. Accordingly, the Company has issued 100,562 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.5 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company agreed to issue an aggregate amount of 557,662 shares of Common Stock to four unaffiliated holders of the Company’s securities in separate exchanges for an aggregate amount of 27,351 shares of the Series D Preferred Stock and 54,702 shares of the Series B Preferred Stock.

Moncks Corner and Ridgeland Disposition

On January 21, 2026, the Company completed the sales of Moncks Corner, located in Moncks Corner, South Carolina, and Ridgeland, located in Ridgeland, South Carolina, for the contract price of $1.4 million and $1.9 million, respectively, and used the proceeds to pay down $0.9 million of the June 2022 Term Loan and $20 thousand loan prepayment premium.

Subscription Agreements and Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

The Company has entered into subscription agreements with certain investors pursuant to which the Company issued 10,000, 7,000, 10,000 and 80,000 shares of its Series D Preferred Stock, respectively. The issuances were made in consideration for 20,000, 14,000, 20,000 and 120,000 shares, respectively, of Cedar Series C Preferred Stock, held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Series C Preferred Stock to Cedar Realty Trust, Inc. and those shares were retired.

Adjustment to Conversion Price of Convertible Notes

As a result of the February 2026 Series D Preferred Stock redemptions the Conversion Price was further adjusted for the Convertible Notes to approximately $2.60 per share of the Company’s Common Stock (approximately 9.62 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Resignation of Crystal Plum

On February 13, 2026, Crystal Plum, the Chief Financial Officer and Secretary of the Company, notified the Company of her decision to resign from all of her positions with the Company and its subsidiaries. Ms. Plum’s last day will be March 13, 2026.
The Company has initiated a search for a new Chief Financial Officer.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

Warrants Amendment and Restatement

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
On February 19, 2026, the Warrants were amended and restated to provide for an exercise price of $0.01, with all Warrants exercisable, in full or in part, at any time, for shares of Common Stock representing in the aggregate 12% of the Common Stock then outstanding (less the number of shares previously issued as a result of any partial exercise).

The Warrants as amended and restated will expire on March 12, 2026 (as such date may be extended in accordance with the amended and restated Warrants in the form filed as Exhibit 10.1 to the Company’s Form 8-K filed on February 20, 2026 and incorporated herein by reference).

St. George Plaza outparcel Disposition

On February 19, 2026, the Company completed the sale of a an outparcel at St. George Plaza, located in St. George, South Carolina, for the contract price of $1.1 million and used the proceeds to pay down $0.7 million of the June 2022 Term Loan and $19 thousand loan prepayment premium.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule II-Valuation and Qualifying Accounts
December 31, 2025

Description	Balance at Beginning of Year	Charged to Costs and Expense	Deductions from Reserves	Balance at End of Year
		(in thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2025	$955	$924	$(1,341)	$538
Year Ended December 31, 2024	$903	$543	$(491)	$955

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Schedule III-Real Estate and Accumulated Depreciation
December 31, 2025

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Amount at which Carried at end of Period					Date Acquired (A) Constructed (C)
Property Name	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Encumbrances		Depreciation Life
WHLR	(in thousands)
Lumber River Village (3)	$800	$4,487	$503	$1,013	$4,777	$5,790	$1,835		2012 (A)	5-40 years
Surrey Plaza (3)	381	1,857	449	700	1,987	2,687	820		2012 (A)	5-40 years
Tuckernuck	2,115	6,719	1,672	2,171	8,335	10,506	3,714	$4,460	2012 (A)	5-40 years
Twin City Commons (3)	800	3,041	142	809	3,174	3,983	1,250		2012 (A)	5-40 years
Tampa Festival (3)	4,653	6,691	2,818	4,899	9,263	14,162	3,392		2013 (A)	5-40 years
Forrest Gallery (3)	3,015	7,455	3,705	3,480	10,695	14,175	4,319		2013 (A)	5-40 years
Clover Plaza (3)	356	1,197	895	585	1,863	2,448	405		2013 (A)	5-40 years
St. George Plaza (3)	897	1,264	2,208	1,464	2,905	4,369	866		2013 (A)	5-40 years
South Square (3)	353	1,911	339	480	2,123	2,603	669		2013 (A)	5-40 years
Westland Square (3)	887	1,710	920	1,097	2,420	3,517	687		2013 (A)	5-40 years
Waterway Plaza (3)	1,280	1,248	1,170	1,520	2,178	3,698	575		2013 (A)	5-40 years
Cypress Shopping Center (2)	2,064	4,579	2,331	2,103	6,871	8,974	1,910		2014 (A)	5-40 years
Harrodsburg Marketplace (6)	1,431	2,485	721	1,852	2,785	4,637	895		2014 (A)	5-40 years
Port Crossing Shopping Center (6)	792	6,921	262	800	7,175	7,975	2,783		2014 (A)	5-40 years
LaGrange Marketplace (3)	390	2,648	675	682	3,031	3,713	976		2014 (A)	5-40 years
DF I-Courtland (undeveloped land)	196	—	—	196	—	196	—		2014 (A)	N/A
Freeway Junction (7)	1,521	6,755	594	1,544	7,326	8,870	2,197		2014 (A)	5-40 years
Bryan Station (7)	1,658	2,756	330	1,808	2,936	4,744	1,182		2014 (A)	5-40 years
Crockett Square (7)	1,546	6,834	489	1,565	7,304	8,869	2,375		2014 (A)	5-40 years
Pierpont Centre (6)	484	9,221	1,104	943	9,866	10,809	3,024		2015 (A)	5-40 years
Brook Run Properties (undeveloped land)	300	—	8	300	8	308	—		2015 (A)	N/A
Alex City Marketplace (6)	454	7,837	2,659	1,103	9,847	10,950	3,489		2015 (A)	5-40 years
Brook Run Shopping Center (7)	2,209	12,919	1,553	2,377	14,304	16,681	4,788		2015 (A)	5-40 years
Beaver Ruin Village (7)	2,604	8,284	315	2,629	8,574	11,203	2,434		2015 (A)	5-40 years
Beaver Ruin Village II (7)	1,153	2,809	14	1,162	2,814	3,976	805		2015 (A)	5-40 years
Chesapeake Square (2)	895	4,112	1,383	1,540	4,850	6,390	1,751		2015 (A)	5-40 years
Sunshine Plaza (6)	1,183	6,368	1,547	1,459	7,639	9,098	2,320		2015 (A)	5-40 years
Cardinal Plaza (6)	994	2,476	190	1,033	2,627	3,660	797		2015 (A)	5-40 years

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Amount at which Carried at end of Period					Date Acquired (A) Constructed (C)
Property Name	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Encumbrances		Depreciation Life
Franklinton Square LLC (6)	$1,022	$2,933	$1,032	$1,435	$3,552	$4,987	$1,040		2015 (A)	5-40 years
Nashville Commons (6)	1,091	3,503	341	1,150	3,785	4,935	1,063		2015 (A)	5-40 years
Grove Park (6)	722	4,590	920	1,085	5,147	6,232	1,485		2015 (A)	5-40 years
Parkway Plaza (6)	772	4,230	757	778	4,981	5,759	1,356		2015 (A)	5-40 years
Fort Howard Square (7)	1,890	7,350	984	2,293	7,931	10,224	2,372		2015 (A)	5-40 years
Conyers Crossing (2)	2,034	6,820	1,015	2,182	7,687	9,869	2,278		2015 (A)	5-40 years
Darien Shopping Center (3)	188	1,054	(17)	188	1,037	1,225	257		2016 (A)	5-40 years
Folly Road (3)	5,992	4,527	255	6,050	4,724	10,774	1,238		2016 (A)	5-40 years
Georgetown (3)	742	1,917	231	787	2,103	2,890	555		2016 (A)	5-40 years
Ladson Crossing (3)	2,981	3,920	283	3,145	4,039	7,184	1,119		2016 (A)	5-40 years
Lake Greenwood Crossing (3)	550	2,499	18	550	2,517	3,067	699		2016 (A)	5-40 years
Litchfield I (3)	568	929	84	572	1,009	1,581	293		2016 (A)	5-40 years
Litchfield II (3)	568	936	158	572	1,090	1,662	308		2016 (A)	5-40 years
Litchfield Market Village (3)	2,970	4,716	648	3,125	5,209	8,334	1,417		2016 (A)	5-40 years
Moncks Corner	—	1,109	78	—	1,187	1,187	310		2016 (A)	5-40 years
Ridgeland (3)	203	376	79	282	376	658	134		2016 (A)	5-40 years
Shoppes at Myrtle Park (7)	3,182	5,360	1,364	3,182	6,724	9,906	2,175		2016 (A)	5-40 years
South Park (3)	943	2,967	176	1,022	3,064	4,086	834		2016 (A)	5-40 years
Sangaree (2)	2,302	2,922	1,781	2,618	4,387	7,005	1,625		2016 (A)	5-40 years
Riverbridge (6)	774	5,384	370	820	5,708	6,528	1,412		2016 (A)	5-40 years
Laburnum Square	3,735	5,929	1,253	4,207	6,710	10,917	1,809	$7,499	2016 (A)	5-40 years
Franklin Village (6)	2,608	9,426	1,260	2,714	10,580	13,294	2,584		2016 (A)	5-40 years
Village at Martinsville	5,208	12,879	2,633	5,265	15,455	20,720	4,357	13,849	2016 (A)	5-40 years
New Market Crossing (3)	993	5,216	1,976	1,582	6,603	8,185	1,741		2016 (A)	5-40 years
Rivergate Shopping Center	1,537	29,177	4,248	2,022	32,940	34,962	7,586	16,605	2016 (A)	5-40 years
JANAF	8,267	66,549	8,619	9,879	73,556	83,435	16,113	60,000	2018 (A)	5-40 years
WHLR Total	$87,253	$321,802	$59,542	$98,819	$369,778	$468,597	$106,418
CDR
Brickyard Plaza (4)	$1,924	$13,119	$10	$1,924	$13,129	$15,053	$1,841		2022 (A)	5-40 years
Coliseum Marketplace (5)	1,226	3,172	2,959	1,253	6,104	7,357	782		2022 (A)	5-40 years
Fairview Commons (4)	948	2,083	215	968	2,278	3,246	442		2022 (A)	5-40 years
Gold Star Plaza (4)	1,403	3,223	108	1,512	3,222	4,734	568		2022 (A)	5-40 years

	Initial Cost		Costs Capitalized Subsequent to Acquisition (1)	Gross Amount at which Carried at end of Period					Date Acquired (A) Constructed (C))
Property Name	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Encumbrances		Depreciation Life
Golden Triangle (4)	$3,322	$13,388	$13	$3,335	$13,388	$16,723	$2,015		2022 (A)	5-40 years
Hamburg Square (4)	932	4,967	76	968	5,007	5,975	800		2022 (A)	5-40 years
Patuxent Crossing (5)	2,999	15,145	437	3,167	15,414	18,581	2,310		2022 (A)	5-40 years
Pine Grove Plaza (4)	1,292	3,832	793	1,292	4,625	5,917	832		2022 (A)	5-40 years
South Philadelphia parcel	916	—	—	916	—	916	—		2022 (A)	N/A
Southington Center (4)	358	8,429	292	432	8,647	9,079	1,260		2022 (A)	5-40 years
Timpany Plaza	1,778	5,754	4,690	1,778	10,444	12,222	1,127	$11,415	2022 (A)	5-40 years
Trexler Mall (4)	3,746	22,979	371	3,972	23,124	27,096	3,134		2022 (A)	5-40 years
Washington Center Shoppes (4)	3,618	11,354	564	3,618	11,918	15,536	1,655		2022 (A)	5-40 years
CDR Total	$24,462	$107,445	$10,528	$25,135	$117,300	$142,435	$16,766

Combined Total	$111,715	$429,247	$70,070	$123,954	$487,078	$611,032	$123,184

(1) Negative amounts represent write-offs of fully depreciated assets.
(2) Properties secure the June 2024 Term Loan.
(3) Properties secure the June 2022 Term Loan.
(4) Properties secure the October 2022 Cedar Term Loan.
(5) Properties secure the Patuxent Crossing/Coliseum Marketplace term loan.
(6) Properties secure the May 2023 Term Loan 1.
(7) Properties secure the May 2023 Term Loan 2.

As of December 31, 2025, the aggregate cost for federal income tax purposes was approximately $799 million.

The changes in total real estate assets are as follows:

	Years ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$646,298	$659,914
Acquisitions	—	—
Improvements	16,835	21,324
Impairments	(2,880)	(1,195)
Disposals	(49,221)	(33,745)
Balance at end of period	$611,032	$646,298

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment and Restatement of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 5, 2016	Current Report on Form 8-K	August 8, 2016
3.2	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 16, 2016	Current Report on Form 8-K	September 20, 2016
3.3	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2016	Annual Report on Form 10-K	March 5, 2024
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on November 21, 2016	Annual Report on Form 10-K	March 5, 2024
3.5	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on December 1, 2016	Current Report on Form 8-K	December 5, 2016
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 28, 2017	Current Report on Form 8-K	April 3, 2017
3.7	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on March 28, 2017	Current Report on Form 8-K	April 3, 2017
3.8	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 29, 2016	Current Report on Form 8-K	May 29, 2020
3.9	Certificate of Correction of Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 3, 2018	Current Report on Form 8-K	May 4, 2018
3.10	Articles Supplementary of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on July 8, 2021	Current Report on Form 8-K	July 8, 2021
3.11	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 5, 2021	Current Report on Form 8-K	November 5, 2021
3.12	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 29, 2021	Current Report on Form 8-K	November 29, 2021
3.13	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023
3.14	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on August 17, 2023	Current Report on Form 8-K	August 17, 2023
3.15	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.16	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 14, 2024	Current Report on Form 8-K	May 14, 2024
3.17	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
3.18	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on June 24, 2024	Current Report on Form 8-K	June 24, 2024
3.19	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
3.20	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2024	Current Report on Form 8-K	September 17, 2024
3.21	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2024	Current Report on Form 8-K	November 15, 2024
3.22	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 15, 2024	Current Report on Form 8-K	November 15, 2024
3.23	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.24	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 22, 2025	Current Report on Form 8-K	January 22, 2025
3.25	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.26	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on March 21, 2025	Current Report on Form 8-K	March 21, 2025
3.27	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
3.28	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on May 21, 2025	Current Report on Form 8-K	May 21, 2025
3.29	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2025	Current Report on Form 8-K	September 17, 2025

3.30	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on September 17, 2025	Current Report on Form 8-K	September 17, 2025
3.31	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 25, 2025	Current Report on Form 8-K	November 25, 2025
3.32	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on November 25, 2025	Current Report on Form 8-K	November 25, 2025
3.33	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.34	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc. filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.35	Bylaws of Wheeler Real Estate Investment Trust, Inc., as amended	Current Report on Form 8-K	May 29, 2020
3.36	Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Registration Statement on Form S-11	August 20, 2014
3.37	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series A Convertible Preferred Units	Current Report on Form 8-K	April 15, 2015
3.38	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Series B Convertible Preferred Units	Current Report on Form 8-K	July 15, 2016
3.39	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Designation of Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	September 20, 2016
3.40	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P. Amended Designation of Additional Series D Cumulative Convertible Preferred Units	Current Report on Form 8-K	December 5, 2016
3.41	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P.	Current Report on Form 8-K	September 5, 2019
3.42	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P., dated December 22, 2020	Current Report on Form 8-K	December 23, 2020
3.43	Amendment to the Amended and Restated Agreement of Limited Partnership of Wheeler REIT, L.P, dated March 12, 2021	Current Report on Form 8-K	March 12, 2021
4.1†	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.
4.2	Form of Certificate of Series B Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Registration Statement on Form S-11/A	April 23, 2014
4.3	Form of Certificate of Series D Preferred Stock of Wheeler Real Estate Investment Trust, Inc.	Current Report on Form 8-K	September 20, 2016
4.4†	Description of Securities.
4.5	Form of Amended and Restated Common Stock Purchase Warrant	Current Report on Form 8-K	February 20, 2026
4.6	Indenture, dated as of August 13, 2021 between Wheeler Real Estate Investment Trust Inc. and Wilmington Savings Fund Society, FSB., as trustee (including form of Note)	Current Report on Form 8-K	August 16, 2021
10.1	Wheeler Real Estate Investment Trust, Inc. 2016 Long-Term Incentive Plan	Current Report on Form 8-K	June 16, 2016
10.2	Employment Agreement with M. Andrew Franklin	Current Report on Form 8-K	February 20, 2018.
10.3	Amended and Restated Registration Rights Agreement	Current Report on Form 8-K	February 20, 2026
10.4	Term Loan Agreement, dated June 17, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	June 21, 2022
10.5	Loan Agreement, dated July 6, 2022, between CITI REAL ESTATE FUNDING INC and the Borrowers party thereto.	Current Report on Form 8-K	July 8, 2022
10.6	Limited Recourse Indemnity Agreement made by Wheeler REIT, L.P. in favor of Guggenheim Real Estate, LLC as of October 28, 2022	Current Report on Form 8-K	October 31, 2022
10.7	Term Loan Agreement, dated October 28, 2022, between Guggenheim Real Estate, LLC and the Borrowers party thereto	Current Report on Form 8-K	October 31, 2022
10.9	Term Loan Agreement, dated May 5, 2023, between Insurance Strategy Funding XXVIII, LLC and the Borrowers party thereto.	Current Report on Form 10-Q	May 9, 2023

10.9	Term Loan Agreement, dated May 18, 2023, between Guggenheim Real Estate, LLC and the Borrowers party thereto.	Current Report on Form 8-K	May 19, 2023
10.10	Form of Director and Officer Indemnification Agreement	Registration Statement on Form S-11	September 1, 2023
10.11
Letter Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of December 5, 2023
		Current Report on Form 8-K	December 6, 2023
10.12
Amendment to Letter Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of December 5, 2024
		Annual Report on Form 10-K	March 4, 2025
10.13
Excepted Holder Agreement, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P.
		Current Report on Form 8-K	December 6, 2023
10.14
Excepted Holder Amendment, by and among Wheeler Real Estate Investment Trust, Inc., Stilwell Activist Investments, L.P., Stilwell Activist Fund, L.P., Stilwell Value Partners VII, L.P. and Stilwell Associates, L.P., dated as of February 5, 2024
		Current Report on Form 8-K	February 6, 2024
10.15	Participation Rights and Expense Reimbursement Letter Agreement	Current Report on Form 8-K	February 20, 2026
19.1†	Wheeler Real Estate Investment Trust, Inc. Insider Trading Policy
21.1†	Subsidiaries of Registrant.
23.1†	Consent of Cherry Bekaert LLP.
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
Date: March 5, 2026

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

Signature	Title	Date
/S/ M. ANDREW FRANKLIN	CEO and President	March 5, 2026
M. Andrew Franklin	(Principal Executive Officer)

/S/ CRYSTAL PLUM	Chief Financial Officer	March 5, 2026
Crystal Plum	(Principal Financial Officer and Principal Accounting Officer)

/S/ STEFANI D. CARTER	Chair of Board	March 5, 2026
Stefani D. Carter
/S/ E.J. BORRACK	Director	March 5, 2026
E.J. Borrack
/S/ ROBERT BRADY	Director	March 5, 2026
Robert Brady
/S/ KERRY G. CAMPBELL	Director	March 5, 2026
Kerry G. Campbell
/S/ GREGORY HANNON	Director	March 5, 2026
Gregory Hannon

/S/ REBECCA MUSSER	Director	March 5, 2026
Rebecca Musser
/S/ MEGAN PARISI	Director	March 5, 2026
Megan Parisi
/S/ JOSEPH D. STILWELL	Director	March 5, 2026
Joseph D. Stilwell