Form 10-Q
period 2026-03-31
Wheeler Real Estate Investment Trust, Inc.
filed 2026-05-08
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of May 6, 2026, there were 1,042,613 common shares, $0.01 par value per share, outstanding.

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
•changes in applicable laws and governmental regulations, including federal tax law and other regulatory provisions;
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
•litigation risks generally;
•the risk that shareholder litigation in connection with the Cedar Acquisition (as defined below) may result in significant indemnification costs;
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
•the effects on the trading market of our Common Stock of the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split") and the one-for-two reverse stock split effected on November 28, 2025 (the "November 2025 Reverse Stock Split"; and together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split, May 2025 Reverse Stock Split and September 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"); and the one-for-three reverse stock split effected on January 16, 2026 (the "January 2026 Reverse Stock Split") and the one-for-three reverse stock split effected on April 17, 2026 (the "April 2026 Reverse Stock Split"; and together with the January 2026 Reverse Stock Split and the 2025 Reverse Stock Splits, the "Reverse Stock Splits") and any reverse stock splits the Company may effect in the future;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$122,745	$123,444
Buildings and improvements	483,745	484,068
	606,490	607,512
Less accumulated depreciation	(126,327)	(122,837)
Real estate, net	480,163	484,675

Cash and cash equivalents	23,592	23,656
Restricted cash	24,428	24,973
Receivables, net	16,107	15,759
Investment securities - related party	23,676	24,406
Assets held for sale	1,863	4,549
Above market lease intangibles, net	648	706
Operating lease right-of-use assets	7,504	7,546
Deferred costs and other assets, net	16,026	15,464
Total Assets	$594,007	$601,734

LIABILITIES:
Loans payable, net	$461,068	$468,157
Liabilities associated with assets held for sale	—	1,383
Below market lease intangibles, net	6,952	7,370
Derivative liabilities	10,613	7,243
Operating lease liabilities	8,177	8,221
Series D Preferred Stock redemptions	214	30
Accounts payable, accrued expenses and other liabilities	15,582	14,639
Total Liabilities	502,606	507,043
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	67,314	63,204
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized; 2,659,916 and 2,714,618 shares, respectively, issued and outstanding; $66.5 million and $67.9 million aggregate liquidation preference, respectively)	35,586	36,296
Common Stock ($0.01 par value, 200,000,000 shares authorized, 535,338 and 210,610 shares, respectively, issued and outstanding)	5	2
Additional paid-in capital	314,151	311,981
Accumulated deficit	(356,145)	(350,879)
Accumulated other comprehensive income	1,651	2,381
Total Shareholders’ (Deficit) Equity	(4,299)	234
Noncontrolling interests	28,386	31,253
Total Equity	24,087	31,487
Total Liabilities and Equity	$594,007	$601,734
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
REVENUE:
Rental revenues	$23,878	$24,181
Other revenues	129	173
Total Revenue	24,007	24,354
OPERATING EXPENSES:
Property operations	8,409	8,963
Depreciation and amortization	5,232	6,231
Corporate general & administrative	2,736	2,706
Total Operating Expenses	16,377	17,900
Gain on disposal of properties, net	2,557	5,688
Operating Income	10,187	12,142
Interest income	153	242
Interest expense	(7,294)	(8,093)
Net changes in fair value of derivative liabilities	(3,370)	(2,310)
Gain on preferred stock redemptions	179	818
Other expense	(1,026)	(400)
Net (Loss) Income Before Income Taxes	(1,171)	2,399
Income tax expense	—	(26)
Net (Loss) Income	(1,171)	2,373
Less: Net income attributable to noncontrolling interests	1,226	1,864
Net (Loss) Income Attributable to Wheeler REIT	(2,397)	509
Preferred Stock dividends - undeclared	(1,555)	(1,878)
Deemed contribution related to issuance of Series D Preferred Stock	827	—
Deemed contribution related to preferred stock exchanges	495	3,027
Deemed distribution related to noncontrolling interests	(2,636)	(8,510)
Net Loss Attributable to Wheeler REIT Common Shareholders	$(5,266)	$(6,852)

Loss per share:
Basic and Diluted	$(14.55)	$(14,215.77)
Weighted-average number of shares:
Basic and Diluted	361,988	482
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(1,171)	$2,373
Unrealized holding (loss) gain on available for sale securities - related party	(730)	481
Total other comprehensive (loss) income	(730)	481
Comprehensive (Loss) Income Attributable to the Company	$(1,901)	$2,854
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2025	562	$453	2,714,618	$36,296	210,610	$2	$311,981	$(350,879)	$2,381	$234	$—	$31,253	$31,253	$31,487
Common stock issued for exercised warrants	—	—	—	—	57,358	—	202	—	—	202	—	—	—	202
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	81,491	1	575	—	—	576	—	—	—	576
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	827	—	827	—	—	—	827
Common stock issued in exchange for Preferred Stock	—	—	(54,702)	(732)	185,886	2	1,393	495	—	1,158	—	—	—	1,158
Redemption of fractional units as a result of reverse stock split	—	—	—	—	(7)	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(2,636)	—	(2,636)	—	(2,867)	(2,867)	(5,503)
Dividends and distributions	—	—	—	—	—	—	—	(1,555)	—	(1,555)	—	(1,226)	(1,226)	(2,781)
Net (loss) income	—	—	—	—	—	—	—	(2,397)	—	(2,397)	—	1,226	1,226	(1,171)
Unrealized holding loss on available for sale securities - related party	—	—	—	—	—	—	—	—	(730)	(730)	—	—	—	(730)
Balance, March 31, 2026	562	$453	2,659,916	$35,586	535,338	$5	$314,151	$(356,145)	$1,651	$(4,299)	$—	$28,386	$28,386	$24,087

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	102	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	485	—	6,943	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	346	—	4,360	3,027	—	5,540	—	—	—	5,540
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	509	—	509	—	1,864	1,864	2,373
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	$453	3,218,718	$42,966	933	$—	$287,991	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net (loss) income	$(1,171)	$2,373
Adjustments to reconcile consolidated net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,232	6,231
Deferred financing cost amortization	573	708
Changes in fair value of derivative liabilities	3,370	2,310
Exercise of warrants	200	—
Above (below) market lease amortization, net	(360)	(740)
Gain on preferred stock redemptions	(179)	(818)
Straight-line income	(22)	(18)
Gain on disposal of properties, net	(2,557)	(5,688)
Credit adjustments on operating lease receivables	313	432
Net changes in assets and liabilities:
Receivables, net	(797)	(599)
Deferred costs and other assets, net	(1,423)	(1,590)
Accounts payable, accrued expenses and other liabilities	1,288	1,839
Net cash provided by operating activities	4,467	4,440
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(1,878)	(2,077)
Cash received from disposal of properties	5,805	18,305
Net cash provided by investing activities	3,927	16,228
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2	—
Dividends and distributions paid on noncontrolling interest	(1,280)	(2,104)
Repurchase of noncontrolling interest	—	(21,196)
Loan principal payments	(7,662)	(10,523)
Loan prepayment premium	(63)	(541)
Net cash used in financing activities	(9,003)	(34,364)
DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(609)	(13,696)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	48,629	60,716
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$48,020	$47,020

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$23,592	$19,233
Restricted cash	24,428	27,787
Cash, cash equivalents, and restricted cash	$48,020	$47,020
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At March 31, 2026, the Company owned 100% of the Operating Partnership. As of March 31, 2026, the Trust owned and operated sixty-two properties, including fifty-nine retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (as defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect the January 2025 Reverse Stock Split, the March 2025 Reverse Stock Split, the May 2025 Reverse Stock Split, the September 2025 Reverse Stock Split, the November 2025 Reverse Stock Split, the January 2026 Reverse Stock Split and the April 2026 Reverse Stock Split, which took effect on January 27, 2025, March 26, 2025, May 26, 2025, September 22, 2025, November 28, 2025, January 16, 2026 and April 17, 2026, respectively. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Three Months Ended March 31,
	2026	2025
	(in thousands)
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$1,393	$4,360
Accretion of Preferred Stock discounts	22	22
Redemption of Series D Preferred Stock to Common Stock	575	6,943
Common Stock issued for exercised warrants	202	—
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	1,319	1,817
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$179	$239
Cash paid for interest, excluding loan prepayment premium	6,153	6,330

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $1.0 million for the three months ended March 31, 2026, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants (as defined below), a $0.2 million loss on the exercise of the Amended and Restated Warrants and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.4 million for the three months ended March 31, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 should be applied prospectively to financial statements issued for reporting periods beginning after the effective date, but entities may elect to apply the ASU retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

Other accounting standards that have been recently issued or proposed by the FASB or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company’s financial position, results of operations and cash flows.

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on the net loss attributable to common shareholders. All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares of Common Stock resulting from the Reverse Stock Splits, unless otherwise noted.

3. Real Estate

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

The Company’s depreciation expense on real estate assets for the three months ended March 31, 2026 and 2025 totaled $4.4 million and $4.6 million, respectively.

Assets Held for Sale and Dispositions

At March 31, 2026, assets held for sale included Surrey Plaza, as the Company has committed to a plan to sell this property. At December 31, 2025, assets held for sale included Moncks Corner, Darien Shopping Center, Ridgeland, and an outparcel at St. George Plaza, as the Company had committed to plans to sell these properties.

Assets held for sale and associated liabilities consisted of the following (in thousands, unaudited):

	March 31, 2026	December 31, 2025
Real estate, net	$1,847	$3,332
Receivables, net - unbilled straight-line rent	15	8
Operating lease right -of-use assets	—	1,186
Deferred costs and other assets, net	1	23
Total assets held for sale	$1,863	$4,549

	March 31, 2026	December 31, 2025
Operating lease liabilities	$—	$1,383
Total liabilities associated with assets held for sale	$—	$1,383

The following properties were sold during the three months ended March 31, 2026 and 2025 (in thousands, unaudited):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
January 21, 2026	Moncks Corner	$1,441	$667	$1,418
January 21, 2026	Ridgeland	1,909	1,281	1,856
February 19, 2026	St. George Plaza outparcel	1,100	(2)	967
March 10, 2026	Darien Shopping Center	1,650	611	1,564
February 11, 2025	Webster Commons	14,500	6,618	13,907
March 6, 2025	South Lake	1,900	(1,010)	1,633
March 13, 2025	Oregon Avenue	3,000	80	2,765

4. Investment Securities - Related Party

The Company subscribed for an investment in the amount of $10.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”) in 2023, and subscribed for additional investments in the amounts of $0.5 million and $10.0 million in 2024 and 2025, respectively. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded, undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

A portion of SAI's underlying investments are in the Company's equity and debt securities. At December 31, 2025, approximately 38.0% of SAI's underlying investments were in the Company's equity and debt securities and approximately 0.0% were in the equity securities of the Company’s consolidated subsidiary.

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

The Company’s SAI investment continues to be measured at net asset value as a practical expedient and has not been classified within the fair value hierarchy. Unrealized holding gains and losses from the Company's SAI investment are recorded through other comprehensive income and are presented net of investment fees as noted above.

As of March 31, 2026 and December 31, 2025, the net asset value of the Company’s SAI investment was $23.7 million and $24.4 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recorded unrealized holding losses of $0.7 million and unrealized holding gains of $0.5 million, respectively, through other comprehensive (loss) income, net of investment fees as noted above.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, excluding held for sale, unaudited):

	March 31, 2026	December 31, 2025
Leases in place, net	$5,715	$6,157
Lease origination costs, net	5,797	5,906
Ground lease sandwich interest, net	502	571
Legal and marketing costs, net	88	98
Tenant relationships, net	44	46
Prepaid expenses	3,880	2,686
Total	$16,026	$15,464
As of March 31, 2026 and December 31, 2025, the Company’s intangible accumulated amortization totaled $68.5 million and $67.9 million, respectively. During the three months ended March 31, 2026 and 2025, the Company’s intangible amortization expense totaled $0.9 million and $1.6 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment, unaudited):

Property/Description	Monthly Payment	Interest Rate	Maturity	March 31, 2026	December 31, 2025
Variable-rate:
August 2025 Cedar Credit Facility	Interest only	n/a	August 2027	$—	$—
April 2025 Cedar Bridge Loan	Interest only	5.0%	February 2028	5,966	5,966
Fixed-rate:
Tuckernuck	$32,202	5.0%	March 2026	—	4,460
Timpany Plaza	$79,858	7.3%	September 2028	11,382	11,415
Village of Martinsville	$89,664	4.3%	July 2029	13,727	13,849
Laburnum Square	$37,842	4.3%	September 2029	7,465	7,499
Rivergate (1)	$100,222	4.3%	September 2031	16,481	16,605
Convertible Notes	Interest only	7.0%	December 2031	29,353	29,353
June 2022 Term Loan	Interest only	4.3%	July 2032	69,323	72,030
JANAF	Interest only	5.3%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.3%	November 2032	100,441	100,441
Patuxent Crossing/Coliseum Marketplace	Interest only	6.4%	January 2033	25,000	25,000
May 2023 Term Loan 1	$373,981	6.2%	June 2033	60,562	60,744
May 2023 Term Loan 2	Interest only	6.2%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.8%	July 2034	22,409	22,409
Total Principal Balance				475,179	482,841
Unamortized deferred financing cost				(14,111)	(14,684)
Total Loans Payable, net				$461,068	$468,157

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.

June 2022 Term Loan Paydowns

For the three months ended March 31, 2026, the Company made principal payments in the aggregate amount of $2.7 million on the loan made pursuant to the term loan agreement entered into on June 17, 2022 with Guggenheim Real Estate, LLC (the “June 2022 Term Loan”) using proceeds from the sales of Moncks Corner, Ridgeland, an outparcel at St. George Plaza and Darien Shopping Center. See Note 3 for additional details. For the three months ended March 31, 2026, the Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Cedar Credit Facility") pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

is guaranteed by Cedar and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were each released from collateral and the Company paid down approximately $10.3 million of the August 2025 Cedar Credit Facility. Although the August 2025 Cedar Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of March 31, 2026. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of March 31, 2026, are as follows (in thousands, unaudited):

For the remaining nine months ending December 31, 2026	$1,496
December 31, 2027	2,861
December 31, 2028	22,945
December 31, 2029	25,342
December 31, 2030	6,519
December 31, 2031	49,444
Thereafter	366,572
Total principal repayments and debt maturities	$475,179

Convertible Notes

Interest related to the Convertible Notes was $0.5 million and $0.5 million during the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the conversion price for the Convertible Notes was approximately $3.11 per share of the Company’s Common Stock (approximately 8.04 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities, which are Level 3 inputs. As of March 31, 2026 and December 31, 2025, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $434.9 million and $445.5 million, respectively, and the carrying value of such loans, was $429.4 million and $436.7 million, respectively. As of March 31, 2026, the fair value of the Company’s variable-rate loans approximated their carrying value.

The fair value of the Convertible Notes was estimated using available market information. As of March 31, 2026, and December 31, 2025, the fair value of the Convertible Notes, which were determined to be Level 1 within the fair value hierarchy, was $93.9 million and $102.7 million, respectively, and the carrying value, was $25.9 million and $25.8 million, respectively.

7. Derivative Liabilities

Warrants and the Amended and Restated Warrants

The Company’s warrants to purchase shares of Common Stock (the "Warrants”) were issued to the holders thereof in three tranches: Warrant Tranche A to purchase Common Stock at an exercise price of $2,105,538 per share, Warrant Tranche B to purchase Common Stock at an exercise price of $2,523,045 per share, and Warrant Tranche C at an exercise price of
$4,205,076 per share, in each case as of December 31, 2025. Warrants had an expiration date of March 12,
2026.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

In February 2026, the Warrants were amended and restated (as so amended, the "Amended and Restated Warrants"). The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 57,358 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

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

In measuring the embedded derivative liability, the Company used the following inputs:

	March 31, 2026	December 31, 2025
Conversion price (1)	$0.60 (2)	$1.21 (3)
Common Stock price	$0.93 (2)	$1.70 (3)
Contractual term to maturity (years)	5.8 years	6.0 years
Expected market volatility %	165.00%	165.00%
Risk-free interest rate	4.00%	3.80%
Traded WHLRL price, % of par	320.00%	350.00%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of March 31, 2026 and was not restated for any subsequent stock splits.
(3) Value as of December 31, 2025 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands, unaudited):

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Balance at the beginning of period	$7,243	$11,985
Changes in fair value - Warrants	(10)	—
Changes in fair value - Convertible Notes conversion features	3,380	(4,742)
Balance at end of period	$10,613	$7,243

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of March 31, 2026 and 2025, the weighted average remaining lease term of our leases was 39 and 35 years,

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.

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

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland (the "Circuit Court") captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their duties to Cedar's preferred stockholders through the Cedar Acquisition. The claims in the Aquino Action mirror the breach of duty claims that were a subject of the putative class action complaint entitled Kim, et al., v. Cedar Realty Trust, Inc., et al. (the “Kim Action”), which was dismissed with prejudice in 2023 by the United States District Court for the District of Maryland. The dismissal was affirmed on appeal to the United States Court of Appeals for the Fourth Circuit in 2024. The plaintiffs in the Aquino action have alleged as damages the decline in value of Cedar preferred stock after the Cedar Acquisition was announced. The Circuit Court in the Aquino Action denied the Former Cedar Directors' motion to dismiss. The Company has a contractual obligation to indemnify the Former Cedar Directors, including for reasonable costs and legal fees. On May 5, 2026, the parties to the Aquino Action entered into a term sheet to resolve the litigation subject to approval by the Circuit Court and agreement by the Circuit Court to stay the current discovery schedule. At this juncture, the outcome of the matter cannot be predicted.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of March 31, 2026 and December 31, 2025, the Company’s allowance for uncollectible tenant receivables totaled $0.8 million and $0.5 million, respectively. At March 31, 2026 and December 31, 2025, there were $10.0 million and $9.7 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Base rent	$17,009	$17,357
Tenant reimbursements - variable lease revenue	6,234	5,985
Above (below) market lease amortization, net	360	740
Straight-line rents	334	399
Percentage rent - variable lease revenue	254	132
Lease termination fees	5	5
Other	124	168
Total	24,320	24,786
Credit losses on operating lease receivables	(313)	(432)
Total	$24,007	$24,354

10. Equity and Mezzanine Equity

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

The January 2026 Reverse Stock Split and April 2026 Reverse Stock Split was effected on January 16, 2026 and April 17, 2026, respectively, each at the reverse stock split ratio of one-for-three. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares of Common Stock resulting from the Reverse Stock Splits, unless otherwise noted.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions with the unaffiliated holders of the Company’s securities during the three months ended March 31, 2026 and 2025:

	Shares Issued	Shares Exchanged
Date	Common Stock	Series B Preferred Stock	Series D Preferred Stock
2025:
January 7, 2025	—	1,000	1,000
January 16, 2025	85	82,400	82,400
March 4, 2025	261	54,774	54,774
2025 Total	346	138,174	138,174
2026:
January 8, 2026	6,222	4,000	2,000
January 9, 2026	13,222	8,500	4,250
February 6, 2026	146,432	38,200	19,100
February 25, 2026	10	2	1
February 26, 2026	20,000	4,000	2,000
2026 Total	185,886	54,702	27,351

The settlement of each of these transactions occurred in accordance with customary settlement cycles. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $0.5 million and $3.0 million for the three months ended March 31, 2026 and 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheets and condensed consolidated statements of (deficit) equity, with such deemed contributions included as a component of net (loss) income attributable to common shareholders in the condensed consolidated statements of operations.

Series D Preferred Stock - Redeemable Preferred Stock

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

At March 31, 2026 and December 31, 2025, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $67.5 million and $63.2 million in aggregate liquidation value, respectively.

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

During the three months ended March 31, 2026, the Company processed redemptions for an aggregate of 17,902 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 81,491 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.8 million. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At March 31, 2026, the Company had received requests to redeem 5,200 shares of Series D Preferred Stock with respect to the April 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at March 31, 2026 and the liquidation value associated with these shares of $0.2 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except per share data, unaudited):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2025	1,507,205	$63,204
Accretion to liquidation preference (1)	—	(827)
Series D Preferred Stock redemptions (2)	(17,902)	(940)
Preferred Stock exchanges (3)	(27,351)	(1,158)
Issued Preferred Stock in consideration for Cedar Preferred Stock	187,000	5,502
Undeclared dividends	—	1,533
Balance March 31, 2026	1,648,952	$67,314
(1) The Series D Preferred Stock issued in consideration for Cedar Preferred Stock was adjusted to carrying value for $0.8 million.
(2) The value is net of the April 2026 Holder Redemption Date redemption liquidation value of $0.2 million, which is represented as a liability; however, the corresponding 5,200 shares have not been adjusted for as they remained outstanding at March 31, 2026.
(3) The result of issuing Common Stock in exchange for the Series D Preferred Stock.

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

During the three months ended March 31, 2026 and 2025, the Company realized a gain on Preferred Stock redemptions of $0.2 million and $0.8 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Issuances of Common Stock for Warrant Exercise

In March 2026 the Company issued 57,358 shares of Common Stock upon the exercise of the Amended and Restated Warrants. See Note 7 for additional details.

Subscription Agreements, Issuances of Series D Preferred Stock and Noncontrolling Interest Contributions

The Company entered into subscription agreements with certain investors pursuant to which the Company issued Series D Preferred Stock in consideration for Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar. and those shares were retired. The following transactions occurred during the three months ended March 31, 2026; no such transactions occurred during the three months ended March 31, 2025:

		Shares Issued	Shares Retired
Date		Series D Preferred Stock	Cedar Series B Preferred Stock	Cedar Series C Preferred Stock
2026:
January 23, 2026	q	17,000	—	34,000
February 20, 2026		10,000	—	20,000
February 26, 2026		80,000	—	120,000
March 16, 2026		80,000	—	120,000
2026 Total		187,000	—	294,000

The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

The Company received valid and unencumbered title to the Cedar Preferred Stock as consideration for the Series D Preferred Stock.

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $2.6 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three months ended March 31, 2026.

Noncontrolling Interests - Consolidated Subsidiary

During the three months ended March 31, 2025, Cedar repurchased and retired 1,301,159 shares of Cedar Series C Preferred Stock in two tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $21.2 million at an average price of $16.29 per share, representing a premium of $6.54 per share to the carrying value . The repurchase of the noncontrolling interests caused the recognition of $8.5 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three months ended March 31, 2025. There were no repurchases of noncontrolling interests during the three months ended March 31, 2026.

Earnings per share

Basic earnings per share ("EPS") is calculated by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities.
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

	March 31, 2026
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	2,659,916	—
Series D Preferred Stock	1,648,952	11,942,364
Convertible Notes	—	9,438,199

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts, unaudited):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the three months ended March 31, 2026	$1,533	$0.99

For the three months ended March 31, 2025	$1,856	$0.93

The total cumulative dividends in arrears for Series D Preferred Stock is $26.3 million as of March 31, 2026 ($15.95 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 16.00% and 14.75%, as of March 31, 2026 and 2025, respectively. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the three months ended March 31, 2026 and 2025.

11. Segment Reporting

The following tables provide information about the Company's segment revenues, significant segment expenses, net operating income ("NOI") and a reconciliation of NOI to the Company’s consolidated operating income (in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Revenues	$24,007	$24,354
Operating expenses:
Property operating expenses	(4,912)	(5,258)
Real estate and other property-related taxes and insurance	(3,497)	(3,705)
Total	(8,409)	(8,963)
NOI	$15,598	$15,391

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
NOI	$15,598	$15,391
Add (deduct):
Depreciation and amortization	(5,232)	(6,231)
Corporate general & administrative	(2,736)	(2,706)
Gain on disposal of properties, net	2,557	5,688
Operating income	$10,187	$12,142

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three months ended March 31, 2026 and 2025, Cedar paid the Company $0.2 million and $0.5 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	March 31, 2026 (2)	December 31, 2025 (2)
Financings and real estate taxes	$7,166	$7,166
Management fees	1,501	1,229
Leasing commissions	745	892
Sales commissions	488	488
Cost Sharing Agreement allocations (1)	1,582	1,502
Total	$11,482	$11,277

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

See Note 10 for information regarding the Company's Cedar Series C Preferred Stock contributions to Cedar.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three months ended March 31, 2026 and 2025, the investment fees described in Note 4 were $61 thousand and $52 thousand, respectively. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 18,945 shares of Series D Preferred Stock subsequent to March 31, 2026. Accordingly, the Company has issued 370,765 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.8 million.

Subscription Agreement and Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

The Company has entered into a subscription agreement with a certain investor pursuant to which the Company issued

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

66,666 shares of its Series D Preferred Stock. The issuances were made in consideration for 90,000 shares of Cedar Series C Preferred Stock and 10,000 shares of Cedar Series B Preferred Stock, held by such investor. Immediately following the closing of the transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired.

Surrey Plaza Disposition

On April 2, 2026, the Company completed the sale of Surrey Plaza, located in Hawkinsville, Georgia, for the contract price of $2.5 million and used the proceeds to pay down $1.3 million of the June 2022 Term Loan and a $27 thousand loan prepayment premium.

Tuckernuck Disposition

On May 5, 2026, the Company completed the sale of Tuckernuck, located in Richmond, Virginia, for the contract price of $12.0 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company agreed to issue an aggregate amount of 136,516 shares of Common Stock to four unaffiliated holders of the Company’s securities in separate exchanges for an aggregate amount of 5,197 shares of the Series D Preferred Stock and 10,394 shares of the Series B Preferred Stock.

Adjustment to Conversion Price of Convertible Notes

As a result of the May 2026 Series D Preferred Stock redemptions the conversion price was further adjusted for the Convertible Notes to approximately $1.03 per share of the Company’s Common Stock (approximately 24.34 shares of
Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, along with the consolidated financial statements and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our 2025 Form 10-K. All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares of Common Stock resulting from the Reverse Stock Splits, unless otherwise noted. For more detailed information regarding the basis of presentation for the following information, you should read the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Company Overview

The Company, a Maryland corporation, is a fully integrated, self-managed commercial real estate investment trust that owns, leases and operates income-producing retail properties with a primary focus on grocery-anchored centers. In August 2022, the Company acquired Cedar. As a result of that acquisition, Cedar became a subsidiary of the Company.

As of March 31, 2026, the Company, through the Operating Partnership, owned and operated sixty-two properties, including fifty-nine retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 47%, 44% and 9% respectively, of the total annualized base rent of the properties in its portfolio as of March 31, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
January 21, 2026	Moncks Corner - Mocks Corner, South Carolina	$1,441	$667	$1,418
January 21, 2026	Ridgeland - Ridgeland, South Carolina	1,909	1,281	1,856
February 19, 2026	St. George Plaza outparcel - St. George, South Carolina	1,100	(2)	967
March 10, 2026	Darien Shopping Center - Darien, Georgia	1,650	611	1,564

Assets Held for Sale

As of March 31, 2026, Surrey Plaza, located in Hawkinsville, Georgia has been classified as an "asset held for sale" in the accompanying condensed consolidated balance sheet.

June 2022 Term Loan

For the three months ended March 31, 2026, the Company made principal payments in the aggregate amount of $2.7 million on the June 2022 Term Loan using proceeds from the dispositions of Moncks Corner, Ridgeland, an outparcel at St.

George Plaza and Darien Shopping Center. See Note 3 to the condensed consolidated financial statements for additional details. For the three months ended March 31, 2026, the Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

Warrants and the Amended and Restated Warrants

In February 2026, the Warrants were amended and restated. The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 57,358 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

Reverse Stock Splits

On June 20, 2025, in accordance with MGCL, our Board of Directors declared monthly reverse stock splits from August 21, 2025 to December 31, 2026 advisable, and directed that they be submitted to the Company’s stockholders for consideration. The Company’s stockholders approved monthly reverse stock splits from August 21, 2025 to December 31, 2026 at the annual meeting held on August 20, 2025.

The January 2026 Reverse Stock Split and the April Reverse Stock Split were effected on January 16, 2026 and April 17, 2026, respectively, each at the reverse stock split ratio of one-for-three. The par value of each share of Common Stock remained unchanged after the reverse stock split. No fractional shares were issued in connection with any reverse stock split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on the effective date thereof, without any interest.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the three months ended March 31, 2026, the Company has issued an aggregate amount of 185,886 shares of its Common Stock to unaffiliated holders of its securities in exchange for a total of 54,702 shares of its Series B Preferred Stock and a total of 27,351 shares of its Series D Preferred Stock, retiring $2.5 million in preferred stock liquidation value. The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

Series D Preferred Stock - Redemptions

During the three months ended March 31, 2026, the Company processed redemptions of an aggregate of 17,902 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 81,491 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.8 million.

At March 31, 2026, the Company had received requests to redeem 5,200 shares of Series D Preferred Stock with respect to the April 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at March 31, 2026 and the liquidation value associated with these shares of $0.2 million is presented as a liability in the accompanying condensed consolidated balance sheet.

Convertible Notes

As of March 31, 2026, the conversion price for the Convertible Notes was approximately $3.11 per share of the Company’s Common Stock (approximately 8.04 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Subscription Agreements, Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

During the three months ended March 31, 2026, the Company entered into four subscription agreements with certain investors pursuant to which the Company issued an aggregate 187,000 shares of its Series D Preferred Stock in consideration for an aggregate 294,000 shares of Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired.

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of this exchange. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $2.6 million during the three months ended March 31, 2026 in deemed distributions included as a component of net loss attributable to common shareholders.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three months ended March 31, 2026 and 2025, Cedar paid the Company $0.2 million and $0.5 million, respectively, for these services.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $11.5 million and $11.3 million as of March 31, 2026 and December 31, 2025, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P.

As of March 31, 2026, the net asset value of the Company’s SAI investment was $23.7 million which includes $20.5 million from prior subscriptions, and there were no additional subscriptions in 2026. For the three months ended March 31, 2026 and 2025, the investment fees were $61 thousand and $52 thousand, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At March 31, 2026, the Company had accumulated undeclared dividends of $26.3 million ($15.95 per share) to holders of shares of our Series D Preferred Stock of which $1.5 million ($0.99 per share) is attributable to the three months ended March 31, 2026.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended March 31,
	2026	2025
Property Data(1):
Number of retail shopping centers owned and leased, end of period	59	69
Aggregate gross leasable area, end of period	6,946,007	7,517,677

Renewals:
Leases renewed with rate increase (sq feet)	260,133	221,911
Leases renewed with rate decrease (sq feet)	—	—
Leases renewed with no rate change (sq feet)	62,000	51,668
Total leases renewed (sq feet)	322,133	273,579

Leases renewed with rate increase (count)	37	38
Leases renewed with rate decrease (count)	—	—
Leases renewed with no rate change (count)	1	2
Total leases renewed (count)	38	40

Option exercised (count)	16	9

Renewal Rent Spread (per sq foot) (2)	$0.91	$1.26

Renewal Rent Spread (2)	10.4%	12.5%

New Leases(3):
New leases (sq feet)	63,380	68,502
New leases (count)	12	8
Weighted average rate (per sq foot)	$13.57	$12.56

New Rent Spread (2)	37.6%	38.1%

(1)    Excludes the undeveloped land parcels.
(2)     Lease data presented is based on average rate per square foot over the renewed or new lease term ("Rent Spread").
(3)    The Company does not include ground leases entered into for the purposes of new lease square feet and weighted average rate (per square foot) on new leases.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2025 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the three months ended March 31, 2026, there have been no significant changes to these estimates and policies previously disclosed in our 2025 Form 10-

K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,		Changes
	2026	2025	Dollars	Percent
Revenues	$24,007	$24,354	$(347)	(1.4)%
Property operating expense	(8,409)	(8,963)	554	6.2%
Property operating income	15,598	15,391	207	1.3%
Depreciation and amortization	(5,232)	(6,231)	999	16.0%
Corporate general & administrative	(2,736)	(2,706)	(30)	(1.1)%
Gain on disposal of properties, net	2,557	5,688	(3,131)	(55.0)%
Interest income	153	242	(89)	(36.8)%
Interest expense	(7,294)	(8,093)	799	9.9%
Net changes in fair value of derivative liabilities	(3,370)	(2,310)	(1,060)	(45.9)%
Gain on preferred stock redemptions	179	818	(639)	(78.1)%
Other expense	(1,026)	(400)	(626)	(156.5)%
Income tax expense	—	(26)	26	n/a
Net (Loss) Income	$(1,171)	$2,373	$(3,544)	(149.3)%

Revenues were lower primarily as a result of (1) a decrease of $1.4 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $0.4 million in market lease amortization and straight line rent, partially offset by (3) an increase of $1.5 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties (as defined below).

Property operating expenses were lower primarily as a result of (1) a decrease of $1.0 million in operating expenses attributable to sold properties, partially offset by (2) an increase of $0.2 million in repairs and maintenance, (3) an increase of $0.2 million in real estate taxes and insurance and (4) an increase of $0.1 million in utilities.

Depreciation and amortization were lower primarily as a result of properties sold in 2025 and 2026.

Gain on disposal of properties, net related to the sale of 3 retail shopping centers and one outparcel sold in 2026 compared to three retail shopping centers sold in 2025.

Corporate general and administrative was higher as a result of (1) an increase of $0.2 million in salaries, partially offset by (2) a decrease of $0.1 million in professional fees.

Interest income was lower primarily a result of lower average cash balances in 2026.

Interest expense decreased 9.9%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended March 31,		Changes
	2026	2025	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,137	$4,324	$(187)	(4.3)%
Convertible Notes interest	514	540	(26)	(4.8)%
Loan prepayment premium	63	541	(478)	(88.4)%
Amortization of deferred financing costs	573	708	(135)	(19.1)%
Variable-rate lines of credit (1)	84	—	84	n/a
Property debt interest - Cedar	1,923	1,980	(57)	(2.9)%
Total Interest Expense	$7,294	$8,093	$(799)	(9.9)%

(1) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

The above decrease in property debt interest inclusive of Cedar debt was $0.2 million a result of a decrease in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $3.4 million loss for the three months ended March 31, 2026, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion price on the Convertible Notes, which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on Preferred Stock redemptions is a result of the fair market value of the Common Stock issued on redemptions and exchanges of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the three months ended March 31, 2026 and 2025, the Company realized a gain of $0.2 million and $0.8 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in these transactions being less than the carrying value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $1.0 million for the three months ended March 31, 2026, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants, a $0.2 million loss on the exercise of the Amended and Restated Warrants and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.4 million for the three months ended March 31, 2025,which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

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

The most directly comparable GAAP financial measure is consolidated operating income. Same-Property NOI should not be considered as an alternative to consolidated operating income prepared in accordance with GAAP or as a measure of liquidity. Further, Same-Property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company's peers and thus may not provide an adequate basis for comparison among REITs.

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure, in thousands, unaudited):

	Three Months Ended March 31,
	2026	2025
Operating Income	$10,187	$12,142
Add (deduct):
Gain on disposal of properties, net	(2,557)	(5,688)
Corporate general & administrative	2,736	2,706
Depreciation and amortization	5,232	6,231
Straight-line rents	(334)	(399)
Above (below) market lease amortization, net	(360)	(740)
Other non-property revenue	(2)	(3)
NOI related to properties not defined as Same-Property	62	(380)
Same-Property Net Operating Income	$14,964	$13,869

Total Same-Property NOI was $15.0 million and $13.9 million for the three months ended March 31, 2026 and 2025, respectively, representing a increase of 7.9% due to a 7.0% increase in property revenue, partially offset by a 5.5% increase in property expenses.

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

A reconciliation of net (loss) income to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(1,171)	$2,373
Depreciation and amortization of real estate assets	5,232	6,231
Gain on disposal of properties, net	(2,557)	(5,688)
FFO	1,504	2,916
Preferred stock dividends - undeclared	(1,555)	(1,878)
Dividends on noncontrolling interests preferred stock	(1,226)	(1,864)
Preferred stock accretion adjustments	22	22
FFO available to common stockholders	(1,255)	(804)
Other non-recurring and non-cash expenses	714	541
Net changes in fair value of derivative liabilities	3,370	2,310
Gain on Preferred Stock redemptions	(179)	(818)
Straight-line rental revenue, net straight-line expense	(356)	(417)
Deferred financing cost amortization	573	708
Above (below) market lease amortization, net	(360)	(740)
Recurring capital expenditures tenant improvement reserves	(347)	(376)
AFFO	$2,160	$404

Weighted Average Common Shares	361,988	482
FFO per Common Share	$(3.47)	$(1,668.05)
AFFO per Common Share	$5.97	$838.17

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.7 million for the three months ended March 31, 2026, a result of $0.5 million fees paid related to the Amended and Restated Warrants and a $0.2 million loss on the exercise of the Amended and Restated Warrants and loan prepayment premiums. Other non-recurring expenses were $0.5 million for the three months ended March 31, 2025, a result of loan prepayment premiums.

Macroeconomic Considerations

Evolving macroeconomic conditions, including global macroeconomic challenges such as changes in trade policies, sanctions, treaties, tariffs, regulatory requirements, uncertainty in the financial markets, economic instability and fluctuations in inflation and interest rates, may affect our business. Substantially all of the Company’s leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Fluctuations in interest rates and governmental tariff-related measures could significantly impact our operating portfolio and overall financial performance. Interest rate increases could result in higher incremental borrowing costs for the Company and our tenants. The duration of the Company's indebtedness and our relatively low exposure to floating rate debt have mitigated the direct impact of inflation and interest rate increases. In a low or stable interest rate environment, we may benefit from lower borrowing costs, enabling strategic investments, acquisitions, or capital returns to shareholders. Additionally, we monitor market conditions to adjust our capital allocation accordingly, maintain a disciplined financial approach and seek to optimize returns while managing exposure to interest rate volatility. The degree and pace of inflation and interest rate changes have had and may continue to have impacts on our business. Changes in macroeconomic conditions could lead to construction cost variances for the Company, additional tenant costs, which may affect rental rates, and shifts in tenant mix that may impact the Company's operating income.

Liquidity and Capital Resources

At March 31, 2026, our consolidated cash, cash equivalents and restricted cash totaled $48.0 million compared to consolidated cash, cash equivalents and restricted cash of $47.0 million at March 31, 2025. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands, unaudited):

	Three Months Ended March 31,		Changes
	2026	2025	Dollars	Percent
Operating activities	$4,467	$4,440	$27	0.6%
Investing activities	3,927	16,228	(12,301)	(75.8)%
Financing activities	(9,003)	(34,364)	25,361	73.8%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $5.4 million and $4.8 million for 2026 and 2025, respectively, primarily due to (1) an increase of $1.1 million in Same-Property NOI, partially offset by (2) an increase of $0.4 million in other expense primarily due to fees related to the Amended and Restated Warrants.

Investing Activities

Our cash flows from investing activities decreased $12.3 million, primarily due to (1) the proceeds from the sale of four properties sold in 2026 compared to the three property sales during the three months ended March 31, 2025, partially offset by (2) the decrease in capital expenditures of $0.2 million.

Financing Activities

Our cash flows used in financing activities were $9.0 million for the three months ended March 31, 2026, compared to cash flows used in financing activities of $34.4 million for the comparable period in 2025.

Financing activities during the three months ended March 31, 2026 primarily consisted of:

Cash outflows:
•$4.4 million payoff of the Tuckernuck loan;
•$2.7 million payment on June 2022 Term Loan related to the sale of Moncks Corner, Ridgeland, an outparcel at St. George Plaza and Darien Shopping Center;
•$1.3 million for distributions paid on noncontrolling interests;
•$0.5 million scheduled loan principal payments on debt; and
•$0.1 million for loan prepayment premiums.

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
•$0.5 million for loan prepayment premiums; and
•$0.4 million scheduled loan principal payments on debt.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
	(unaudited)
Fixed-rate notes	$469,213	$476,875
Variable-rate lines of credit	5,966	5,966
Total debt	$475,179	$482,841

The weighted average interest rate and term of our fixed-rate debt were 5.6% and 6.3 years, respectively, at March 31, 2026. The weighted average interest rate and term of our fixed-rate debt were 5.5% and 7.3 years, respectively, at March 31, 2025. As of March 31, 2026, the Company has $2.0 million of debt maturing during the twelve months ending March 31, 2027. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended March 31, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at March 31, 2026 are $2.0 million in principal and regularly scheduled payments due in the twelve months ended March 31, 2027 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $23.6 million in cash and cash equivalents at March 31, 2026;
•had $24.4 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and includes $6.0 million to secure the April 2025 Cedar Bridge Loan at March 31, 2026; and
•intends to use cash generated from operations during the twelve months ending March 31, 2027.

For the three months ended March 31, 2026, the Company retired a total of 294,000 shares of Cedar Series C Preferred Stock. Since 2024, the Company repurchased and retired a total of 3,064,778 shares of Cedar Series C Preferred Stock and 592,372 shares of Cedar Series B Preferred Stock, which carried an aggregate liquidation value of $91.4 million, for approximately $53.4 million, including fees and expenses, and for 214,000 shares of Series D Preferred Stock. These repurchases were funded by asset sales, the April 2025 Cedar Bridge Loan and issuance of Series D Preferred Stock. The shares retired since 2024 will reduce future annual dividend payments by $6.1 million. The Company intends to continue repurchasing its Cedar Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation and maximize shareholder value.

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

Series D Preferred Stock

As of March 31, 2026, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $41.2 million, with aggregate accrued and unpaid dividends in the amount of approximately $26.3 million, for a total liquidation value of $67.5 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of March 31, 2026 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Exchange Transactions

During the three months ended March 31, 2026, the Company issued an aggregate of 185,886 shares of its Common Stock to unaffiliated holders of the Company’s securities in exchange for 27,351 shares of the Company’s Series D Preferred Stock and 54,702 shares of the Company's Series B Preferred Stock. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled. The Company issued the Common Stock in these transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transactions.

Sales of Series D Preferred Stock

During the three months ended March 31, 2026, the Company issued an aggregate of 187,000 shares of its Series D Preferred Stock to certain investors in consideration for 294,000 shares of Cedar Series C Preferred Stock held by such investors. Immediately following the closing of each transaction, WHLR contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired. The Company did not receive any cash proceeds as a result of the transactions. The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

All of the foregoing issuances of Common Stock and Series D Preferred Stock were made to "accredited investors."

See Note 10, Equity and Mezzanine Equity, to our condensed consolidated financial statements included in this Form 10-Q for additional details.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of March 31, 2026, the Company had accumulated undeclared dividends of $26.3 million ($15.95 per share) to holders of shares of our Series D Preferred Stock, of which $1.5 million are attributable to the three months ended March 31, 2026.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
4.1†	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.
31.1†
Certification of the Chief Executive Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†
Certification of the Chief Accounting Officer of Wheeler Real Estate Investment Trust, Inc. pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS XBRL†	Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase.
101.LAB†	XBRL Taxonomy Extension Labels Linkbase.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase.
104†	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Filed or furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Patrick Gundlach
PATRICK GUNDLACH
Chief Accounting Officer
(Principal Accounting Officer)

Date:	May 8, 2026