Form 10-Q
period 2026-06-30
Wheeler Real Estate Investment Trust, Inc.
filed 2026-08-06
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of August 4, 2026, there were 1,931,568 common shares, $0.01 par value per share, outstanding.

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
•geopolitical conditions, such as war and tariffs, that may impact macroeconomic conditions generally;
•changes to accounting rules, tax rates and similar matters;
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
•the effects on the trading market of our Common Stock of the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split"), and the one-for-two reverse stock split effected on November 28, 2025 (the "November 2025 Reverse Stock Split" and, together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split, May 2025 Reverse Stock Split and September 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"); and the one-for-three reverse stock split effected on January 16, 2026 (the "January 2026 Reverse Stock Split"), the one-for-three reverse stock split effected on April 17, 2026 (the "April 2026 Reverse Stock Split"), the one-for-four reverse stock split effected on June 17, 2026 (the "June 2026 Reverse Stock Split"), and the one-for-five reverse stock split effected on July 27, 2026 (the "July 2026 Reverse Stock Split"; and together with the January 2026 Reverse Stock Split, the April 2026 Reverse Stock Split, the June 2026 Reverse Stock Split and the 2025 Reverse Stock Splits, the "Reverse Stock Splits"); and any reverse stock splits the Company may effect in the future;
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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$119,880	$123,444
Buildings and improvements	473,150	484,068
	593,030	607,512
Less accumulated depreciation	(126,216)	(122,837)
Real estate, net	466,814	484,675

Cash and cash equivalents	31,873	23,656
Restricted cash	27,914	24,973
Receivables, net	14,255	15,759
Investment securities - related party	29,958	24,406
Assets held for sale	—	4,549
Above market lease intangibles, net	589	706
Operating lease right-of-use assets	7,461	7,546
Deferred costs and other assets, net	14,512	15,464
Total Assets	$593,376	$601,734

LIABILITIES:
Loans payable, net	$458,109	$468,157
Liabilities associated with assets held for sale	—	1,383
Below market lease intangibles, net	6,534	7,370
Derivative liabilities	3,047	7,243
Operating lease liabilities	8,132	8,221
Series D Preferred Stock redemptions	335	30
Accounts payable, accrued expenses and other liabilities	14,342	14,639
Total Liabilities	490,499	507,043
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	70,199	63,204
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Convertible Preferred Stock (no par value, 5,000,000 authorized; 2,575,368 and 2,714,618 shares, respectively, issued and outstanding; $64.4 million and $67.9 million aggregate liquidation preference, respectively)	34,476	36,296
Common Stock ($0.01 par value, 200,000,000 shares authorized, 167,781 and 10,530 shares, respectively, issued and outstanding)	2	—
Additional paid-in capital	316,831	311,983
Accumulated deficit	(348,998)	(350,879)
Accumulated other comprehensive income	2,933	2,381
Total Shareholders’ Equity	5,697	234
Noncontrolling interests	26,981	31,253
Total Equity	32,678	31,487
Total Liabilities and Equity	$593,376	$601,734
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE:
Rental revenues	$22,024	$25,656	$45,902	$49,837
Other revenues	452	445	581	618
Total Revenue	22,476	26,101	46,483	50,455
OPERATING EXPENSES:
Property operations	6,851	7,741	15,260	16,678
Depreciation and amortization	5,089	5,778	10,321	12,009
Impairment charges	1,590	—	1,590	—
Corporate general & administrative	3,323	2,817	6,059	5,549
Total Operating Expenses	16,853	16,336	33,230	34,236
Gain on disposal of properties, net	4,885	5,189	7,442	10,877
Operating Income	10,508	14,954	20,695	27,096
Interest income	207	202	360	444
Interest expense	(7,960)	(8,692)	(15,254)	(16,785)
Net changes in fair value of derivative liabilities	7,566	(6,427)	4,196	(8,737)
Loss on conversion of Convertible Notes	—	(902)	—	(902)
Gain on preferred stock redemptions	111	228	290	1,046
Other expense	(684)	(363)	(1,710)	(763)
Net Income (Loss) Before Income Taxes	9,748	(1,000)	8,577	1,399
Income tax expense	(2)	—	(2)	(26)
Net Income (Loss)	9,746	(1,000)	8,575	1,373
Less: Net income attributable to noncontrolling interests	1,107	1,447	2,333	3,311
Net Income (Loss) Attributable to Wheeler REIT	8,639	(2,447)	6,242	(1,938)
Preferred Stock dividends - undeclared	(1,719)	(1,632)	(3,274)	(3,510)
Deemed contribution related to issuance of Series D Preferred Stock	1,033	553	1,860	553
Deemed contribution related to preferred stock exchanges	642	2,491	1,137	5,518
Deemed distribution related to noncontrolling interests	(1,448)	(4,011)	(4,084)	(12,521)
Net Income (Loss) Attributable to Wheeler REIT Common Shareholders	$7,147	$(5,046)	$1,881	$(11,898)

Earnings (loss) per share:
Basic	$102.49	$(17,105.08)	$42.69	$(74,830.19)
Diluted	$0.24	$(17,105.08)	$(0.11)	$(74,830.19)
Weighted-average number of shares:
Basic	69,731	295	44,058	159
Diluted	4,980,601	295	2,162,605	159
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
COMPREHENSIVE INCOME:
Net income (loss)	$9,746	$(1,000)	$8,575	$1,373
Unrealized holding gain on available for sale securities - related party	1,282	1,261	552	1,742
Total other comprehensive income	1,282	1,261	552	1,742
Comprehensive Income Attributable to the Company	$11,028	$261	$9,127	$3,115
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2025	562	$453	2,714,618	$36,296	10,530	$—	$311,983	$(350,879)	$2,381	$234	$—	$31,253	$31,253	$31,487
Common stock issued for exercised warrants	—	—	—	—	2,867	—	202	—	—	202	—	—	—	202
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	4,073	—	576	—	—	576	—	—	—	576
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	827	—	827	—	—	—	827
Common stock issued in exchange for Preferred Stock	—	—	(54,702)	(732)	9,292	—	1,395	495	—	1,158	—	—	—	1,158
Redemption of fractional units as a result of reverse stock split	—	—	—	—	4	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(2,636)	—	(2,636)	—	(2,867)	(2,867)	(5,503)
Dividends and distributions	—	—	—	—	—	—	—	(1,555)	—	(1,555)	—	(1,226)	(1,226)	(2,781)
Net (loss) income	—	—	—	—	—	—	—	(2,397)	—	(2,397)	—	1,226	1,226	(1,171)
Unrealized holding loss on available for sale securities - related party	—	—	—	—	—	—	—	—	(730)	(730)	—	—	—	(730)
Balance, March 31, 2026	562	453	2,659,916	35,586	26,766	—	314,156	(356,145)	1,651	(4,299)	—	28,386	28,386	24,087
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	—	21	—	—	—	21
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	31,092	1	982	—	—	983	—	—	—	983
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	1,033	—	1,033	—	—	—	1,033
Common stock issued in exchange for Preferred Stock	—	—	(84,548)	(1,131)	109,923	1	1,693	642	—	1,205	—	—	—	1,205
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(1,448)	—	(1,448)	—	(1,405)	(1,405)	(2,853)
Dividends and distributions	—	—	—	—	—	—	—	(1,719)	—	(1,719)	—	(1,107)	(1,107)	(2,826)
Net income	—	—	—	—	—	—	—	8,639	—	8,639	—	1,107	1,107	9,746
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,282	1,282	—	—	—	1,282
Balance, June 30, 2026	562	$453	2,575,368	$34,476	167,781	$2	$316,831	$(348,998)	$2,933	$5,697	$—	$26,981	$26,981	$32,678

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	4	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	24	—	6,943	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	17	—	4,360	3,027	—	5,540	—	—	—	5,540
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	1	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	509	—	509	—	1,864	1,864	2,373
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	$453	3,218,718	$42,966	46	$—	$287,991	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, March 31, 2025	562	$453	3,218,718	$42,966	46	$—	$287,991	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of debt to Common Stock	—	—	—	—	298	—	2,415	—	—	2,415	—	—	—	2,415
Conversion of Series B Preferred to Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	100	—	2,353	—	—	2,353	—	—	—	2,353
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	553	—	553	—	—	—	553
Common stock issued in exchange for Preferred Stock	—	—	(122,700)	(1,638)	161	—	4,151	2,491	—	5,004	—	—	—	5,004
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Redemption of fractional units as a result of reverse stock split	—	—	—	—	2	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,011)	—	(4,011)	—	(6,577)	(6,577)	(10,588)
Dividends and distributions	—	—	—	—	—	—	—	(1,632)	—	(1,632)	—	(1,447)	(1,447)	(3,079)
Net (loss) income	—	—	—	—	—	—	—	(2,447)	—	(2,447)	—	1,447	1,447	(1,000)
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,261	1,261	—	—	—	1,261
Balance, June 30, 2025	562	$453	3,096,018	$41,350	607	$—	$296,910	$(358,927)	$1,742	$(18,472)	$—	$37,866	$37,866	$19,394

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$8,575	$1,373
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	10,321	12,009
Deferred financing cost amortization	1,096	1,477
Changes in fair value of derivative liabilities	(4,196)	8,737
Exercise of warrants	200	—
Loss on conversion of Convertible Notes	—	902
Above (below) market lease amortization, net	(720)	(1,425)
Paid-in-kind interest	1,786	2,006
Gain on preferred stock redemptions	(290)	(1,046)
Straight-line income	(44)	(37)
Gain on disposal of properties, net	(7,442)	(10,877)
Credit adjustments on operating lease receivables	520	586
Impairment charges	1,590	—
Net changes in assets and liabilities:
Receivables, net	863	(1,716)
Deferred costs and other assets, net	(743)	(975)
Accounts payable, accrued expenses and other liabilities	949	2,310
Net cash provided by operating activities	12,465	13,324
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(4,270)	(8,069)
Purchases of investment securities - related party	(5,000)	—
Cash received from disposal of properties	21,642	33,412
Net cash provided by investing activities	12,372	25,343
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2	—
Payments for deferred financing costs	—	(193)
Dividends and distributions paid on noncontrolling interest	(2,414)	(3,674)
Repurchase of noncontrolling interest	—	(31,784)
Loan proceeds	—	10,000
Loan principal payments	(11,144)	(15,082)
Loan prepayment premium	(123)	(573)
Net cash used in financing activities	(13,679)	(41,306)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	11,158	(2,639)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	48,629	60,716
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$59,787	$58,077

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$31,873	$28,065
Restricted cash	27,914	30,012
Cash, cash equivalents, and restricted cash	$59,787	$58,077
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At June 30, 2026, the Company owned 100% of the Operating Partnership. As of June 30, 2026, the Trust owned and operated fifty-nine properties, including fifty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (as defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect the January 2025 Reverse Stock Split, the March 2025 Reverse Stock Split, the May 2025 Reverse Stock Split, the September 2025 Reverse Stock Split, the November 2025 Reverse Stock Split, the January 2026 Reverse Stock Split, the April 2026 Reverse Stock Split, the June 2026 Reverse Stock Split and the July 2026 Reverse Stock Split, which took effect on January 27, 2025, March 26, 2025, May 26, 2025, September 22, 2025, November 28, 2025, January 16, 2026, April 17, 2026, June 17, 2026 and July 27, 2026, respectively. The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Six Months Ended June 30,
	2026	2025
	(in thousands)
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$3,088	$8,511
Accretion of Preferred Stock discounts	43	44
Redemption of Series D Preferred Stock to Common Stock	1,558	9,296
Common Stock issued for exercised warrants	202	—
Series D Preferred Stock dividend in arrears	3,231	3,466
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	734	2,671
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$351	$409
Cash paid for interest, excluding loan prepayment premium	12,332	12,824

Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.7 million and $1.7 million for the three and six months ended June 30, 2026, respectively, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants (as defined below), a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement (as defined below), and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

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

The Company’s depreciation expense on real estate assets for the three months ended June 30, 2026 and 2025 totaled $4.3 million and $4.6 million, respectively. The Company’s depreciation expense on real estate assets for the six months ended June 30, 2026 and 2025 totaled $8.6 million and $9.2 million, respectively.

Impairment

The Company recorded impairment charges for the three and six months ended June 30, 2026 of $1.6 million on Rivergate Shopping Center, located in Macon, Georgia. There was no impairment recorded for the three and six months ended June 30, 2025. The valuation assumptions were based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.

Assets Held for Sale and Dispositions

At June 30, 2026, there were no assets held for sale. At December 31, 2025, assets held for sale included Moncks Corner, Darien Shopping Center, Ridgeland, and an outparcel at St. George Plaza, as the Company had committed to plans to sell these properties.

Assets held for sale and associated liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Real estate, net	$—	$3,332
Receivables, net - unbilled straight-line rent	—	8
Operating lease right -of-use assets	—	1,186
Deferred costs and other assets, net	—	23
Total assets held for sale	$—	$4,549

	June 30, 2026	December 31, 2025
Operating lease liabilities	$—	$1,383
Total liabilities associated with assets held for sale	$—	$1,383

The following properties were sold during the six months ended June 30, 2026 and 2025 (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
May 27, 2026	Georgetown	$2,050	$(366)	$1,954
May 5, 2026	Tuckernuck	12,000	4,696	11,516
April 2, 2026	Surrey Plaza	2,500	555	2,367
March 10, 2026	Darien Shopping Center	1,650	611	1,564
February 19, 2026	St. George Plaza outparcel	1,100	(2)	967
January 21, 2026	Ridgeland	1,909	1,281	1,856
January 21, 2026	Moncks Corner	1,441	667	1,418
June 26, 2025	Winslow Plaza	8,650	3,787	7,826
May 15, 2025	Devine Street	7,100	1,054	6,758
May 1, 2025	Amscot Building	600	348	523
March 13, 2025	Oregon Avenue	3,000	80	2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907

4. Investment Securities - Related Party

The Company subscribed for an investment in the amount of $10.0 million for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”) in 2023, and subscribed for additional investments in the amounts of $0.5 million, $10.0 million and $5.0 million in 2024, 2025 and 2026, respectively. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded, undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

As of June 30, 2026 and December 31, 2025, the net asset value of the Company’s SAI investment was $30.0 million and $24.4 million, respectively. For the three and six months ended June 30, 2026, the Company recorded unrealized holding gains of $1.3 million and $0.6 million, respectively, through other comprehensive income, net of investment fees as noted above. For the three and six months ended June 30, 2025, the Company recorded unrealized holding gains of $1.3 million and $1.7 million, respectively, through other comprehensive income, net of investment fees as noted above.

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, excluding held for sale):

	June 30, 2026	December 31, 2025
Leases in place, net	$5,246	$6,157
Lease origination costs, net	5,536	5,906
Ground lease sandwich interest, net	434	571
Legal and marketing costs, net	78	98
Tenant relationships, net	43	46
Prepaid expenses	3,175	2,686
Total	$14,512	$15,464
As of June 30, 2026 and December 31, 2025, the Company’s intangible accumulated amortization totaled $68.1 million and $67.9 million, respectively. During the three months ended June 30, 2026 and 2025, the Company’s intangible amortization expense totaled $0.8 million and $1.2 million, respectively. During the six months ended June 30, 2026 and 2025, the Company’s intangible amortization expense totaled $1.7 million and $2.8 million, respectively.

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Property/Description	Monthly Payment	Interest Rate	Maturity	June 30, 2026	December 31, 2025
Variable-rate:
August 2025 Cedar Credit Facility	Interest only	n/a	August 2027	$—	$—
April 2025 Cedar Bridge Loan	Interest only	4.9%	February 2028	5,966	5,966
Fixed-rate:
Tuckernuck	$32,202	5.0%	March 2026	—	4,460
Timpany Plaza	$79,858	7.3%	September 2028	11,354	11,415
Village of Martinsville	$89,664	4.3%	July 2029	13,608	13,849
Laburnum Square	$37,842	4.3%	September 2029	7,433	7,499
Rivergate (1)	$100,222	4.3%	September 2031	16,356	16,605
Convertible Notes	Interest only	7.0%	December 2031	29,353	29,353
June 2022 Term Loan (2)	Interest only	4.3%	July 2032	66,331	72,030
JANAF	Interest only	5.3%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.3%	November 2032	100,441	100,441
Patuxent Crossing/Coliseum Marketplace	Interest only	6.4%	January 2033	25,000	25,000
May 2023 Term Loan 1	$373,981	6.2%	June 2033	60,376	60,744
May 2023 Term Loan 2	Interest only	6.2%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.8%	July 2034	22,409	22,409
Total Principal Balance				471,697	482,841
Unamortized deferred financing cost				(13,588)	(14,684)
Total Loans Payable, net				$458,109	$468,157

(1) In October 2026, the interest rate under this loan resets based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(2) Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount at that time.

June 2022 Term Loan Paydowns

For the six months ended June 30, 2026, the Company made principal payments in the aggregate amount of $5.7 million on the loan made pursuant to the term loan agreement entered into on June 17, 2022 with Guggenheim Real Estate, LLC (the “June 2022 Term Loan”) using proceeds from the sales of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Surrey Plaza and Georgetown. See Note 3 for additional details. The Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Cedar Credit Facility") pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were each released from collateral and the Company paid down approximately $10.3 million of the August 2025 Cedar Credit Facility. Although the August 2025 Cedar Credit Facility provides for total borrowings of up to

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

$20.0 million, the Company did not have access to the full commitment as of June 30, 2026. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of June 30, 2026, are as follows (in thousands):

For the remaining six months ending December 31, 2026	$1,005
December 31, 2027	2,915
December 31, 2028	23,080
December 31, 2029	25,482
December 31, 2030	6,665
December 31, 2031	49,596
Thereafter	362,954
Total principal repayments and debt maturities	$471,697

Convertible Notes

As of June 30, 2026, the conversion price for the Convertible Notes was approximately $13.86 per share of the Company’s Common Stock (approximately 1.80 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Six Months Ended June 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2026	—	49,618	$1,027	$759	$1,786
2025	—	58,118	$1,080	$926	$2,006
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

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities, which are Level 3 inputs. As of June 30, 2026 and December 31, 2025, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $426.5 million and $445.5 million, respectively, and the carrying value of such loans, was $426.3 million and $436.7 million, respectively. As of June 30, 2026, the fair value of the Company’s variable-rate loans approximated their carrying value.

The fair value of the Convertible Notes was estimated using available market information. As of June 30, 2026, and December 31, 2025, the fair value of the Convertible Notes, which were determined to be Level 1 within the fair value hierarchy, was $92.8 million and $102.7 million, respectively, and the carrying value, was $26.0 million and $25.8 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Derivative Liabilities

Warrants and the Amended and Restated Warrants

The Company’s warrants to purchase shares of Common Stock (the "Warrants”) were issued to the holders thereof in three tranches: Warrant Tranche A to purchase Common Stock at an exercise price of $42,050,761 per share, Warrant Tranche B to purchase Common Stock at an exercise price of $50,460,913 per share, and Warrant Tranche C at an exercise price of
$84,101,522 per share, in each case as of December 31, 2025. Warrants had an expiration date of March 12, 2026.

In February 2026, the Warrants were amended and restated (as so amended, the "Amended and Restated Warrants"). The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 2,867 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

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

In measuring the embedded derivative liability, the Company used the following inputs:

	June 30, 2026	December 31, 2025
Conversion price (1)	$1.28 (2)	$1.21 (3)
Common Stock price	$1.25 (2)	$1.70 (3)
Contractual term to maturity (years)	5.5 years	6.0 years
Expected market volatility %	170.0%	165.0%
Risk-free interest rate	4.2%	3.8%
Traded WHLRL price, % of par	316.3%	350.0%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of June 30, 2026 and was not restated for any subsequent stock splits.
(3) Value as of December 31, 2025 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands):

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Balance at the beginning of period	$7,243	$11,985
Changes in fair value - Warrants	(10)	—
Changes in fair value - Convertible Notes conversion features	(4,186)	(4,742)
Balance at end of period	$3,047	$7,243

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of June 30, 2026 and 2025, the weighted average remaining lease term of our leases was 39 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended June 30, 2026 and 2025, respectively. Rent expense under the operating lease agreements was $0.4 million and $0.4 million for the six months ended June 30, 2026 and 2025, respectively.

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

Preferred stockholders of Cedar have filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland (the "Circuit Court") captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleges that the Former Cedar Directors breached their duties to Cedar's preferred stockholders through the Cedar Acquisition. The plaintiffs in the Aquino action have alleged as damages the decline in value of Cedar preferred stock after the Cedar Acquisition was announced. The Company has a contractual obligation to indemnify the Former Cedar Directors, including for reasonable costs and legal fees. On May 5, 2026, the parties to the Aquino Action and Wheeler entered into a term sheet to resolve the litigation subject to approval by the Circuit Court and agreement by the Circuit Court to stay the current discovery schedule. By Order entered on July 2, 2026, the Circuit Court granted preliminary approval to the settlement and scheduled a hearing for final approval on October 8, 2026 following notice to members of the settlement class and their opportunity to object. The outcome of the matter cannot be predicted if the settlement is not given final approval.

The Company has agreed to pay an amount not expected to exceed $0.9 million toward the settlement (the "Aquino Settlement"). During the quarter ended June 30, 2026, the Company recorded a liability for the loss related to the Aquino Settlement in the amount of $0.4 million included in "accounts payable, accrued expenses and other liabilities" on the condensed consolidated balance sheets.

In addition, there is a dispute between the Company and the Former Cedar Directors with respect to the amount of indemnification for their legal fees and costs. The amount in dispute is currently between $1.3 million and $1.4 million. The Company contests the demand. If the parties are unable to resolve the dispute, the applicable agreement calls for litigation to be brought in the Circuit Court for Baltimore City, Maryland. At this juncture, the outcome of the matter cannot be predicted.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of June 30, 2026 and December 31, 2025, the Company’s allowance for uncollectible tenant receivables totaled $0.8 million and $0.5 million, respectively. At June 30, 2026 and December 31, 2025, there were $10.1 million and $9.7 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The below table disaggregates the Company’s revenue by type of service (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base rent	$16,777	$17,206	$33,786	$34,563
Tenant reimbursements - variable lease revenue	4,766	6,976	11,000	12,961
Above (below) market lease amortization, net	360	685	720	1,425
Straight-line rents	116	748	450	1,147
Percentage rent - variable lease revenue	212	195	466	327
Lease termination fees	3	—	8	5
Other	449	445	573	613
Total	22,683	26,255	47,003	51,041
Credit losses on operating lease receivables	(207)	(154)	(520)	(586)
Total	$22,476	$26,101	$46,483	$50,455

10. Equity and Mezzanine Equity

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

The January 2026, April 2026, June 2026 and July 2026 Reverse Stock Splits were effected on January 16, 2026, April 17, 2026, June 17, 2026 and July 27, 2026, respectively, at reverse stock split ratios of one-for-three, one-for-three, one-for-four and one-for-five, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares of Common Stock resulting from the Reverse Stock Splits, unless otherwise noted.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions with the unaffiliated holders of the Company’s securities during the six months ended June 30, 2026 and 2025:

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Shares Issued	Shares Exchanged
Date	Common Stock	Series B Preferred Stock	Series D Preferred Stock
2025:
January 7, 2025	—	1,000	1,000
January 16, 2025	4	82,400	82,400
March 4, 2025	13	54,774	54,774
April 10, 2025	114	102,700	102,700
April 25, 2025	47	20,000	20,000
2025 Total	178	260,874	260,874
2026:
January 8, 2026	311	4,000	2,000
January 9, 2026	660	8,500	4,250
February 6, 2026	7,321	38,200	19,100
February 25, 2026	—	2	1
February 26, 2026	1,000	4,000	2,000
April 20, 2026	1,250	2,000	1,000
April 24, 2026	650	1,000	500
May 1, 2026	1,675	2,394	1,197
May 4, 2026	3,250	5,000	2,500
May 21, 2026	37,892	30,314	15,157
May 28, 2026	7,140	5,600	2,800
June 22, 2026	17,316	16,492	4,123
June 26, 2026	5,059	2,468	617
June 30, 2026	35,691	19,280	1,500
2026 Total	119,215	139,250	56,745

The settlement of each of these transactions occurred in accordance with customary settlement cycles. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, and $2.5 million and $5.5 million for the three and six months ended June 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheets and condensed consolidated statements of equity, with such deemed contributions included as a component of net income (loss) attributable to common shareholders in the condensed consolidated statements of operations.

Series D Preferred Stock - Redeemable Preferred Stock

At June 30, 2026 and December 31, 2025, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $70.5 million and $63.2 million in aggregate liquidation value, respectively.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

During the six months ended June 30, 2026, the Company processed redemptions for an aggregate of 44,547 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 35,165 shares of Common Stock in settlement of an aggregate redemption price of approximately $1.8 million. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At June 30, 2026, the Company had received requests to redeem 8,200 shares of Series D Preferred Stock with respect to the July 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at June 30, 2026 and the liquidation value associated with these shares of $0.3 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the six months ended June 30, 2026 and 2025 are as follows (in thousands, except per share data):

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2025	1,507,205	$63,204
Accretion to liquidation preference (1)	—	(827)
Series D Preferred Stock redemptions (2)	(17,902)	(940)
Preferred Stock exchanges (3)	(27,351)	(1,158)
Issued Preferred Stock in consideration for Cedar Preferred Stock	187,000	5,502
Undeclared dividends	—	1,533
Balance March 31, 2026	1,648,952	67,314
Paid-in-kind interest, issuance of Preferred Stock (4)	49,618	1,786
Accretion to liquidation preference (5)	—	(1,033)
Series D Preferred Stock redemptions (6)	(26,645)	(1,215)
Preferred Stock exchanges	(29,394)	(1,205)
Issued Preferred Stock in consideration for Cedar Preferred Stock	94,666	2,854
Undeclared dividends	—	1,698
Balance June 30, 2026	1,737,197	$70,199
(1) The Series D Preferred Stock issued in consideration for Cedar Preferred Stock was adjusted to carrying value for $0.8 million.
(2) The value is net of the April 2026 Holder Redemption Date redemption liquidation value of $0.2 million, which was represented as a liability; however, the corresponding 5,200 shares have not been adjusted for as they remained outstanding at March 31, 2026.
(3) The result of issuing Common Stock in exchange for the Series D Preferred Stock.
(4) See Note 6 for additional details.
(5) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value for $0.5 million and the
Series D Preferred Stock issued for exchanging Cedar Preferred Stock was adjusted to carrying value for $0.5 million.
(6) The value is net of the July 2026 Holder Redemption Date redemption liquidation value of $0.3 million, which is represented as a liability; however, the corresponding 8,200 shares have not been adjusted for as they remained outstanding at June 30, 2026.

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

During the three months ended June 30, 2026 and 2025, the Company realized a gain on Preferred Stock redemptions of $0.1 million and $0.2 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions. During the six months ended June 30, 2026 and 2025, the Company realized a gain on Preferred Stock redemptions of $0.3 million and $1.0 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in redemptions of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions.

Issuances of Common Stock for Warrant Exercise

In March 2026 the Company issued 2,867 shares of Common Stock upon the exercise of the Amended and Restated Warrants. See Note 7 for additional details.

Subscription Agreements, Issuances of Series D Preferred Stock and Noncontrolling Interest Contributions

The Company entered into subscription agreements with certain investors pursuant to which the Company issued Series D Preferred Stock in consideration for Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar. and those shares were retired. The following transactions occurred during the six months ended June 30, 2026; no such transactions occurred during the six months ended June 30, 2025:

	Shares Issued	Shares Retired
Date	Series D Preferred Stock	Cedar Series B Preferred Stock	Cedar Series C Preferred Stock
2026:
January 23, 2026	17,000	—	34,000
February 20, 2026	10,000	—	20,000
February 26, 2026	80,000	—	120,000
March 16, 2026	80,000	—	120,000
April 1, 2026	66,666	10,000	90,000
May 11, 2026	28,000	4,950	37,050
2026 Total	281,666	14,950	421,050

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

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $1.4 million and $4.1 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and six months ended June 30, 2026, respectively.

Noncontrolling Interests - Consolidated Subsidiary

There were no repurchases of noncontrolling interests during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, Cedar repurchased and retired 0 and 1,301,159 shares, respectively, of Cedar Series C Preferred Stock in two tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $21.2 million at an average price of $16.29 per share, representing a premium of $6.54 per share to the carrying value.

During the three and six months ended June 30, 2025, Cedar repurchased and retired 592,372 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million at an average price of $17.87 per share, representing a premium of $6.77 per share to the carrying value.

The repurchase of the noncontrolling interests caused the recognition of $4.0 million and $12.5 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and six months ended June 30, 2025, respectively.

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

The following table summarizes the potential dilution of conversion of Series B Preferred Stock, Series D Preferred Stock and Convertible Notes into the Company's Common Stock. The Series B Preferred Stock have been excluded from the Company’s diluted earnings per share calculation for the three month period ending on June 30, 2026 because their inclusion would be antidilutive. The Series B Preferred Stock and Series D Preferred Stock have been excluded from the Company’s diluted earnings per share calculation for the six month period ending on June 30, 2026 because their inclusion would be antidilutive.

	June 30, 2026
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	2,575,368	—
Series D Preferred Stock	1,737,197	2,799,959
Convertible Notes	—	2,118,547

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the six months ended June 30, 2026	$3,231	$1.99

For the six months ended June 30, 2025	$3,466	$1.95

The total cumulative dividends in arrears for Series D Preferred Stock is $27.1 million as of June 30, 2026 ($15.60 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 16.00% and 14.75%, as of June 30, 2026 and 2025, respectively. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the six months ended June 30, 2026 and 2025.

11. Segment Reporting

The following tables provide information about the Company's segment revenues, significant segment expenses, net operating income ("NOI") and a reconciliation of NOI to the Company’s consolidated operating income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$22,476	$26,101	$46,483	$50,455
Operating expenses:
Property operating expenses	(3,549)	(4,357)	(8,461)	(9,590)
Real estate and other property-related taxes and insurance	(3,302)	(3,384)	(6,799)	(7,088)
Total	(6,851)	(7,741)	(15,260)	(16,678)
NOI	$15,625	$18,360	$31,223	$33,777

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NOI	$15,625	$18,360	$31,223	$33,777
Add (deduct):
Depreciation and amortization	(5,089)	(5,778)	(10,321)	(12,009)
Impairment charges	(1,590)	—	(1,590)	—
Corporate general & administrative	(3,323)	(2,817)	(6,059)	(5,549)
Gain on disposal of properties, net	4,885	5,189	7,442	10,877
Operating income	$10,508	$14,954	$20,695	$27,096

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three and six months ended June 30, 2026, Cedar paid the Company $0.5 million and $0.7 million for these services, respectively. During the three and six months ended June 30, 2025, Cedar paid the Company $0.2 million and $0.7 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	June 30, 2026 (2)	December 31, 2025 (2)
Financings and real estate taxes	$7,140	$7,166
Management fees	1,349	1,229
Leasing commissions	714	892
Sales commissions	488	488
Cost Sharing Agreement allocations (1)	1,799	1,502
Total	$11,490	$11,277

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

See Note 10 for information regarding the Company's Cedar Series C Preferred Stock contributions to Cedar.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and six months ended June 30, 2026, the investment fees described in Note 4 were $0.2 million and $0.3 million, respectively. For the three and six months ended June 30, 2025, the investment fees described in Note 4 were $0.3 million and $0.4 million, respectively. See Note 4 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 8,200 shares of Series D Preferred Stock subsequent to June 30, 2026. Accordingly, the Company has issued 55,176 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.3 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company agreed to issue an aggregate amount of 1,708,630 shares of Common Stock to five unaffiliated holders of the Company’s securities in separate exchanges for an aggregate amount of 21,681 shares of the Series D Preferred Stock and 247,535 shares of the Series B Preferred Stock.

Adjustment to Conversion Price of Convertible Notes

As a result of the July 2026 Series D Preferred Stock redemptions the conversion price was further adjusted for the Convertible Notes to approximately $3.35 per share of the Company’s Common Stock (approximately 7.47 shares of
Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Litigation

On August 3, 2026, the Company paid $0.4 million for the Aquino Settlement. See Note 8 for information regarding this litigation.

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

As of June 30, 2026, the Company, through the Operating Partnership, owned and operated fifty-nine properties, including fifty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 47%, 44% and 9% respectively, of the total annualized base rent of the properties in its portfolio as of June 30, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Recent Trends and Activities

Dispositions

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
May 27, 2026	Georgetown - Georgetown, South Carolina	$2,050	$(366)	$1,954
May 5, 2026	Tuckernuck - Richmond, Virginia	12,000	4,696	11,516
April 2, 2026	Surrey Plaza - Hawkinsville, Georgia	2,500	555	2,367
March 10, 2026	Darien Shopping Center - Darien, Georgia	1,650	611	1,564
February 19, 2026	St. George Plaza outparcel - St. George, South Carolina	1,100	(2)	967
January 21, 2026	Ridgeland - Ridgeland, South Carolina	1,909	1,281	1,856
January 21, 2026	Moncks Corner - Moncks Corner, South Carolina	1,441	667	1,418

June 2022 Term Loan

For the six months ended June 30, 2026, the Company made principal payments in the aggregate amount of $5.7 million on the June 2022 Term Loan using proceeds from the dispositions of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Surrey Plaza and Georgetown. See Note 3 to the condensed consolidated financial statements for additional details. For the six months ended June 30, 2026, the Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

Warrants and the Amended and Restated Warrants

In February 2026, the Warrants were amended and restated. The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 2,867 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

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

The January 2026, April 2026, June 2026 and July 2026 Reverse Stock Splits were effected on January 16, 2026, April 17, 2026, June 17, 2026 and July 27, 2026, respectively, at reverse stock split ratios of one-for-three, one-for-three, one-for-four and one-for-five, respectively. The par value of each share of Common Stock remained unchanged after the reverse stock split. No fractional shares were issued in connection with any reverse stock split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on the effective date thereof, without any interest.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the six months ended June 30, 2026, the Company issued an aggregate amount of 119,215 shares of its Common Stock to unaffiliated holders of its securities in exchange for a total of 139,250 shares of its Series B Preferred Stock and a total of 56,745 shares of its Series D Preferred Stock, retiring $5.8 million in preferred stock liquidation value. The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

The fair market value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $0.6 million and $1.1 million for the three and six months ended June 30, 2026, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheets, with such deemed contributions included as a component of net income attributable to common shareholders in the condensed consolidated statements of operations.

Series D Preferred Stock - Redemptions

During the six months ended June 30, 2026, the Company processed redemptions of an aggregate of 44,547 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 35,165 shares of Common Stock in settlement of an aggregate redemption price of approximately $1.8 million.

At June 30, 2026, the Company had received requests to redeem 8,200 shares of Series D Preferred Stock with respect to the July 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at June 30, 2026 and the liquidation value associated with these shares of $0.3 million is presented as a liability in the accompanying condensed consolidated balance sheet.

On July 2, 2026, the registration statement on Form S-11 (File No. 333-296944) filed by the Company on June 22,
2026 was declared effective by the Securities and Exchange Commission (the "SEC"), and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Prospectus"). The Prospectus relates to the issuance from time to time by the Company of up to 100,090,365 shares of our Common Stock upon redemptions of Series D Preferred Stock.

Convertible Notes

As of June 30, 2026, the conversion price for the Convertible Notes was approximately $13.86 per share of the Company’s Common Stock (approximately 1.80 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

For the Six Months Ended June 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2026	—	49,618	$1,027	$759	$1,786
2025	—	58,118	$1,080	$926	$2,006
(1) Shares issued as interest payment on Convertible Notes.

Subscription Agreements, Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

During the six months ended June 30, 2026, the Company entered into six subscription agreements with certain investors pursuant to which the Company issued an aggregate 281,666 shares of its Series D Preferred Stock in consideration for an aggregate 436,000 shares of Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired.

Management evaluated the transactions under ASC 845, Nonmonetary transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $1.4 million and $4.1 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and six months ended June 30, 2026, respectively.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and six months ended June 30, 2026, Cedar paid the Company $0.5 million and $0.7 million for these services, respectively.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $11.5 million and $11.3 million as of June 30, 2026 and December 31, 2025, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P.

As of June 30, 2026, the net asset value of the Company’s SAI investment was $30.0 million which includes $25.5 million from prior subscriptions, including an additional subscription for $5.0 million on May 28, 2026. For the three and six months ended June 30, 2026, the Company recorded unrealized holding gains of $1.3 million and $0.6 million, respectively, through other comprehensive income, net of investment fees. For the three and six months ended June 30, 2026, the investment fees were $0.2 million and $0.3 million, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional detail.

Preferred Dividends

At June 30, 2026, the Company had accumulated undeclared dividends of $27.1 million ($15.60 per share) to holders of shares of our Series D Preferred Stock of which $1.7 million ($1.00 per share) and $3.2 million ($1.99 per share) is attributable to the three and six months ended June 30, 2026, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Property Data(1):
Number of retail shopping centers owned and leased, end of period	56	66	56	66
Aggregate gross leasable area, end of period	6,780,364	7,436,018	6,780,364	7,436,018

Renewals:
Leases renewed with rate increase (sq feet)	64,916	142,551	325,049	364,462
Leases renewed with rate decrease (sq feet)	—	—	—	—
Leases renewed with no rate change (sq feet)	—	33,375	62,000	85,043
Total leases renewed (sq feet)	64,916	175,926	387,049	449,505

Leases renewed with rate increase (count)	22	29	59	67
Leases renewed with rate decrease (count)	—	—	—	—
Leases renewed with no rate change (count)	—	2	1	4
Total leases renewed (count)	22	31	60	71

Option exercised (count)	5	7	21	16

Renewal Rent Spread (per sq foot) (2)	$2.39	$0.96	$1.16	$1.14

Renewal Rent Spread (2)	15.3%	12.9%	11.7%	12.7%

New Leases:
New leases (sq feet)	17,175	39,595	80,555	108,097
New leases (count)	9	15	21	23
Weighted average rate (per sq foot)	$21.98	$17.56	$15.37	$14.39

New Rent Spread (2)	33.8%	14.2%	36.4%	26.3%

(1)    Excludes the undeveloped land parcels.
(2)     Lease data presented is based on average rate per square foot over the renewed or new lease term ("Rent Spread").

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements of this Form 10-Q.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2025 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the six months ended June 30, 2026, there have been no significant changes to these estimates and policies previously disclosed in our 2025 Form 10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended June 30,		Changes
	2026	2025	Dollars	Percent
Revenues	$22,476	$26,101	$(3,625)	(13.9)%
Property operating expense	(6,851)	(7,741)	890	11.5%
Property operating income	15,625	18,360	(2,735)	(14.9)%
Depreciation and amortization	(5,089)	(5,778)	689	11.9%
Impairment charges	(1,590)	—	(1,590)	n/a
Corporate general & administrative	(3,323)	(2,817)	(506)	(18.0)%
Gain on disposal of properties, net	4,885	5,189	(304)	(5.9)%
Interest income	207	202	5	2.5%
Interest expense	(7,960)	(8,692)	732	8.4%
Net changes in fair value of derivative liabilities	7,566	(6,427)	13,993	217.7%
Loss on conversion of Convertible Notes	—	(902)	902	100.0%
Gain on preferred stock redemptions	111	228	(117)	(51.3)%
Other expense	(684)	(363)	(321)	(88.4)%
Income tax expense	(2)	—	(2)	n/a
Net Income (Loss)	$9,746	$(1,000)	$10,746	1074.6%

Revenues were lower primarily as a result of (1) a decrease of $1.5 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $1.1 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties and (3) a decrease of $1.0 million in market lease amortization and straight line rent.

Property Operating expenses were lower primarily as a result of (1) a decrease of $0.9 million in operating expenses attributable to sold properties.

Depreciation and amortization were lower primarily as a result of properties sold in 2025 and 2026.

Impairment was recorded for Rivergate Shopping Center, located in Macon, Georgia, in 2026.

Corporate general and administrative were higher primarily a result of an increase of $0.5 million in professional fees.

Gain on disposal of properties, net relate to the sale of three retail shopping centers sold in 2026 and three retail shopping centers sold in 2025.

Interest expense decreased 8.4%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended June 30,		Changes
	2026	2025	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,097	$4,343	$(246)	(5.7)%
Convertible Notes interest (1)	1,272	1,466	(194)	(13.2)%
Loan prepayment premium	60	32	28	87.5%
Amortization of deferred financing costs	523	769	(246)	(32.0)%
Variable-rate lines of credit (2)	65	136	(71)	(52.2)%
Property debt interest - Cedar	1,943	1,946	(3)	(0.2)%
Total Interest Expense	$7,960	$8,692	$(732)	(8.4)%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan.

Net changes in the fair value of derivative liabilities was a $7.6 million gain for the three months ended June 30, 2026, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion price on the Convertible Notes, which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Loss on conversion of Convertible Notes was attributable to the issuance of common stock upon the conversion of convertible notes by certain holders in 2025.

Gain on Preferred Stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the three months ended June 30, 2026 and 2025, the Company realized a gain of $0.1 million and $0.2 million in the aggregate, respectively.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.7 million for the three months ended June 30, 2026, which primarily consisted of $0.4 million related to the Aquino Settlement and capital structure costs, including expenses incurred in connection with the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and Reverse Stock Splits. Other expenses were $0.4 million for the three months ended June 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock by holders thereof.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,		Changes
	2026	2025	Dollars	Percent
Revenues	$46,483	$50,455	$(3,972)	(7.9)%
Property operating expense	(15,260)	(16,678)	1,418	8.5%
Property operating income	31,223	33,777	(2,554)	(7.6)%
Depreciation and amortization	(10,321)	(12,009)	1,688	14.1%
Impairment charges	(1,590)	—	(1,590)	n/a
Corporate general & administrative	(6,059)	(5,549)	(510)	(9.2)%
Gain on disposal of properties, net	7,442	10,877	(3,435)	(31.6)%
Interest income	360	444	(84)	(18.9)%
Interest expense	(15,254)	(16,785)	1,531	9.1%
Net changes in fair value of derivative liabilities	4,196	(8,737)	12,933	148.0%
Loss on conversion of Convertible Notes	—	(902)	902	100.0%
Gain on preferred stock redemptions	290	1,046	(756)	(72.3)%
Other expense	(1,710)	(763)	(947)	(124.1)%
Income tax expense	(2)	(26)	24	n/a
Net Income (Loss)	$8,575	$1,373	$7,202	524.5%

Revenues were lower primarily as a result of (1) a decrease of $3.0 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $1.4 million in market lease amortization and straight line rent, partially offset by (3) an increase of $0.4 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.9 million in operating expenses attributable to sold properties, partially offset by (2) an increase of $0.2 million in insurance, (3) an increase of $0.2 million in real estate taxes, and (4) and increase of $0.1 million in repairs and maintenance.

Depreciation and amortization were lower primarily as a result of properties sold in 2025 and 2026.

Impairment was recorded for Rivergate Shopping Center, located in Macon, Georgia, in 2026.

Gain on disposal of properties, net relate to the sale of six retail shopping centers and one outparcel sold in 2026 and six retail shopping centers sold in 2025.

Corporate general and administrative were higher primarily a result of (1) an increase of $0.3 million in professional fees, (2) an increase of $0.1 million in salaries, and (3) an increase of $0.1 million in travel.

Interest income was lower primarily a result of lower average cash balances in 2026.

Interest expense decreased 9.1%. Below is a comparison of the components which make up interest expense (in thousands):

	Six Months Ended June 30,		Changes
	2026	2025	Dollars	Percent
Property debt interest - excluding Cedar debt	$8,234	$8,667	$(433)	(5.0)%
Convertible Notes interest (1)	1,786	2,006	(220)	(11.0)%
Loan prepayment premium	123	573	(450)	(78.5)%
Amortization of deferred financing costs	1,096	1,477	(381)	(25.8)%
Variable-rate lines of credit (2)	149	136	13	9.6%
Property debt interest - Cedar	3,866	3,926	(60)	(1.5)%
Total Interest Expense	$15,254	$16,785	$(1,531)	(9.1)%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan.

The above decrease in property debt interest inclusive of Cedar debt was $0.5 million a result of a decrease in the average principal debt balance.

Net changes in the fair value of derivative liabilities was a $4.2 million gain for the six months ended June 30, 2026, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion price on the Convertible Notes, which can only be adjusted downward based on the redemption price(s) of the Series D Preferred Stock relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on Preferred Stock redemptions is a result of the fair market value of the Common Stock issued on redemptions of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the six months ended June 30, 2026 and 2025, the Company realized a gain of $0.3 million and $1.0 million in the aggregate, respectively, as a result of the fair market value of the Common Stock issued in these transactions being less than the carrying value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $1.7 million for the six months ended June 30, 2026, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants, a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.8 million for the six months ended June 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Income	$10,508	$14,954	$20,695	$27,096
Add (deduct):
Gain on disposal of properties, net	(4,885)	(5,189)	(7,442)	(10,877)
Corporate general & administrative	3,323	2,817	6,059	5,549
Impairment charges	1,590	—	1,590	—
Depreciation and amortization	5,089	5,778	10,321	12,009
Straight-line rents	(116)	(748)	(450)	(1,147)
Above (below) market lease amortization, net	(360)	(685)	(720)	(1,425)
Other non-property revenue	(21)	(55)	(23)	(58)
NOI related to properties not defined as Same-Property	(174)	(818)	(431)	(1,471)
Same-Property Net Operating Income	$14,954	$16,054	$29,599	$29,676

Total Same-Property NOI was $15.0 million and $16.1 million for the three months ended June 30, 2026 and 2025, respectively, representing a decrease of 6.9% due to a 4.8% decrease in property revenue and a 0.2% increase in property expenses.

Total Same-Property NOI was $29.6 million and $29.7 million for the six months ended June 30, 2026 and 2025, respectively, representing a decrease of 0.3% due to a 1.0% increase in property revenue, partially offset by a 3.6% increase in property expenses.

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
A reconciliation of net income (loss) to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$9,746	$(1,000)	$8,575	$1,373
Depreciation and amortization of real estate assets	5,089	5,778	10,321	12,009
Impairment charges	1,590	—	1,590	—
Gain on disposal of properties, net	(4,885)	(5,189)	(7,442)	(10,877)
FFO	11,540	(411)	13,044	2,505
Preferred stock dividends - undeclared	(1,719)	(1,632)	(3,274)	(3,510)
Dividends on noncontrolling interests preferred stock	(1,107)	(1,447)	(2,333)	(3,311)
Preferred stock accretion adjustments	21	22	43	44
FFO available to common stockholders	8,735	(3,468)	7,480	(4,272)
Other non-recurring and non-cash expenses	415	27	1,129	568
Net changes in fair value of derivative liabilities	(7,566)	6,427	(4,196)	8,737
Loss on conversion of Convertible Notes	—	902	—	902
Gain on Preferred Stock redemptions	(111)	(228)	(290)	(1,046)
Straight-line rental revenue, net straight-line expense	(138)	(767)	(494)	(1,184)
Deferred financing cost amortization	523	769	1,096	1,477
Paid-in-kind interest	1,272	1,466	1,786	2,006
Above (below) market lease amortization, net	(360)	(685)	(720)	(1,425)
Recurring capital expenditures tenant improvement reserves	(331)	(368)	(678)	(744)
AFFO	$2,439	$4,075	$5,113	$5,019

Weighted Average Common Shares	69,731	295	44,058	159
FFO per Common Share	$125.27	$(11,755.93)	$169.78	$(26,867.92)
AFFO per Common Share	$34.98	$13,813.56	$116.05	$31,566.04

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.4 million and $0.0 million for the three months ended June 30, 2026 and 2025, respectively, a result of $0.4 million related to the Aquino Settlement and loan prepayment premiums. Other non-recurring expenses were $1.1 million for the six months ended June 30, 2026, a result of $0.5 million fees paid related to the Amended and Restated Warrants, a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement and loan prepayment premiums. Other non-recurring expenses were $0.6 million for the six months ended June 30, 2025, a result of loan prepayment premiums.

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

Liquidity and Capital Resources

At June 30, 2026, our consolidated cash, cash equivalents and restricted cash totaled $59.8 million compared to consolidated cash, cash equivalents and restricted cash of $58.1 million at June 30, 2025. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands):

	Six Months Ended June 30,		Changes
	2026	2025	Dollars	Percent
Operating activities	$12,465	$13,324	$(859)	(6.4)%
Investing activities	12,372	25,343	(12,971)	(51.2)%
Financing activities	(13,679)	(41,306)	27,627	66.9%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $11.4 million and $13.7 million for 2026 and 2025, respectively, primarily due to (1) a decrease of $1.0 million in NOI related to properties not defined as Same-Property, (2) a decrease of $0.1 million in Same-Property NOI, (3) an increase of $0.8 million in other expense primarily due to fees related to the Amended and Restated Warrants and the Aquino Settlement, (4) an increase of $0.5 million in corporate general and administrative expense, partially offset by (5) a decrease of $0.5 million in cash paid for interest expense.

Investing Activities

Our cash flows from investing activities decreased $13.0 million, primarily due to (1) the proceeds from the sale of seven properties sold in 2026 and the six property sales during the six months ended June 30, 2025 and (2) a $5.0 million investment subscription with SAI in 2026 compared to no investment subscription during the six months ended June 30, 2025, partially offset by (3) the decrease in capital expenditures of $3.8 million.

Financing Activities

Our cash flows used in financing activities were $13.7 million for the six months ended June 30, 2026, compared to cash flows used in financing activities of $41.3 million for the comparable period in 2025.

Financing activities during the six months ended June 30, 2026 primarily consisted of:

Cash outflows:
•$5.7 million payment on June 2022 Term Loan related to the sale of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Georgetown, and Surrey Plaza;
•$4.4 million payoff of the Tuckernuck loan;
•$2.4 million for distributions paid on noncontrolling interests;
•$1.1 million scheduled loan principal payments on debt; and
•$0.1 million for loan prepayment premiums.

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
•$0.7 million scheduled loan principal payments on debt;
•$0.6 million for loan prepayment premiums; and
•$0.2 million payments for deferred financing costs.

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Fixed-rate notes	$465,731	$476,875
Variable-rate lines of credit	5,966	5,966
Total debt	$471,697	$482,841

The weighted average interest rate and term of our fixed-rate debt were 5.6% and 6.2 years, respectively, at June 30, 2026. The weighted average interest rate and term of our fixed-rate debt were 5.5% and 7.0 years, respectively, at June 30, 2025. As of June 30, 2026, the Company has $2.0 million of debt maturing during the twelve months ending June 30, 2027. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ended June 30, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at June 30, 2026 are $2.0 million in principal and regularly scheduled payments due in the twelve months ended June 30, 2027 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $4.2 million outstanding construction commitments at June 30, 2026.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $31.9 million in cash and cash equivalents at June 30, 2026;
•had $27.9 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and includes $6.0 million to secure the April 2025 Cedar Bridge Loan at June 30, 2026; and
•intends to use cash generated from operations during the twelve months ending June 30, 2027.

For the three months ended June 30, 2026, the Company retired a total of 14,950 shares of Cedar Series B Preferred Stock and 127,050 shares of Cedar Series C Preferred Stock. For the six months ended June 30, 2026, the Company retired a total of 14,950 shares of Cedar Series B Preferred Stock and 421,050 shares of Cedar Series C Preferred Stock. Since 2024, the Company repurchased and retired a total of 607,322 shares of Cedar Series B Preferred Stock and 3,191,828 shares of Cedar Series C Preferred Stock, which carried an aggregate liquidation value of $95.0 million, for approximately $53.4 million, including fees and expenses, and for 308,666 shares of Series D Preferred Stock. These repurchases were funded by asset sales, the April 2025 Cedar Bridge Loan and issuance of Series D Preferred Stock. The shares retired since 2024 will reduce future annual dividend payments by $6.3 million. The Company intends to continue repurchasing its Cedar Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation and maximize shareholder value.

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

Series D Preferred Stock

As of June 30, 2026, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $43.4 million, with aggregate accrued and unpaid dividends in the amount of approximately $27.1 million, for a total liquidation value of $70.5 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of June 30, 2026 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Exchange Transactions

During the six months ended June 30, 2026, the Company issued an aggregate of 119,215 shares of its Common Stock to unaffiliated holders of the Company’s securities in exchange for 139,250 shares of the Company's Series B Preferred Stock and 56,745 shares of the Company’s Series D Preferred Stock. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled. The Company issued the Common Stock in these transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transactions.

Sales of Series D Preferred Stock

During the six months ended June 30, 2026, the Company issued an aggregate of 281,666 shares of its Series D Preferred Stock to certain investors in consideration for 14,950 shares of Cedar Series B Preferred Stock and 421,050 shares of Cedar Series C Preferred Stock held by such investors. Immediately following the closing of each transaction, WHLR contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired. The Company did not receive any cash proceeds as a result of the transactions. The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

All of the foregoing issuances of Common Stock and Series D Preferred Stock were made to "accredited investors."

See Note 10, Equity and Mezzanine Equity, to our condensed consolidated financial statements included in this Form 10-Q for additional details.

Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities.

As of June 30, 2026, the Company had accumulated undeclared dividends of $27.1 million ($15.60 per share) to holders of shares of our Series D Preferred Stock, of which $1.7 million and $3.2 million are attributable to the three and six months ended June 30, 2026, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 12, 2026	Current Report on Form 8-K	June 12, 2026
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 12, 2026	Current Report on Form 8-K	June 12, 2026
3.7	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on July 22, 2026	Current Report on Form 8-K	July 22, 2026
3.8	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on July 22, 2026	Current Report on Form 8-K	July 22, 2026
4.1†	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.
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

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

		By:	/s/ Patrick Gundlach
PATRICK GUNDLACH
Chief Accounting Officer
(Principal Financial Officer)

Date:	August 6, 2026