Form 10-Q
period 2026-09-30
Wheeler Real Estate Investment Trust, Inc.
filed 2026-11-05
CIK 1527541

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	WHLR	Nasdaq Capital Market
Series B Preferred Stock	WHLRP	Nasdaq Capital Market
Series D Cumulative Convertible Preferred Stock	WHLRD	Nasdaq Capital Market
7.00% Subordinated Convertible Notes due 2031	WHLRL	Nasdaq Capital Market

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         Yes  ☐    No  ☒
As of November 3, 2026, there were 1,788,532 common shares, $0.01 par value per share, outstanding.

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
•the effects on the trading market of our Common Stock of the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split"), and the one-for-two reverse stock split effected on November 28, 2025 (the "November 2025 Reverse Stock Split" and, together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split, May 2025 Reverse Stock Split and September 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"); and the one-for-three reverse stock split effected on January 16, 2026 (the "January 2026 Reverse Stock Split"), the one-for-three reverse stock split effected on April 17, 2026 (the "April 2026 Reverse Stock Split"), the one-for-four reverse stock split effected on June 17, 2026 (the "June 2026 Reverse Stock Split"), the one-for-five reverse stock split effected on July 27, 2026 (the "July 2026 Reverse Stock Split"), the one-for-four reverse stock split effected on August 26, 2026 (the "August 2026 Reverse Stock Split"), the one-for-nine reverse stock split effected on September 21, 2026 (the "September 2026 Reverse Stock Split"), and the one-for-six reverse stock split effected on October 29, 2026 (the "October 2026 Reverse Stock Split"; and together with the January 2026 Reverse Stock Split, the April 2026 Reverse Stock Split, the June 2026 Reverse Stock Split, the July 2026 Reverse Stock Split, the August 2026 Reverse Stock Split, the September 2026 Reverse Stock Split and the 2025 Reverse Stock Splits, the "Reverse Stock Splits"); and any reverse stock splits the Company may effect in the future;
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
•the impact of government shutdowns; and
•the Company's inability to generate sufficient cash flows due to market conditions, competition, uninsured losses, changes in tax or other applicable laws.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except par value and share data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS:
Real estate:
Land and land improvements	$119,952	$123,444
Buildings and improvements	474,216	484,068
	594,168	607,512
Less accumulated depreciation	(130,477)	(122,837)
Real estate, net	463,691	484,675

Cash and cash equivalents	34,466	23,656
Restricted cash	29,118	24,973
Receivables, net	13,242	15,759
Investment securities - related party	30,491	24,406
Assets held for sale	—	4,549
Above market lease intangibles, net	533	706
Operating lease right-of-use assets	7,417	7,546
Deferred costs and other assets, net	14,719	15,464
Total Assets	$593,677	$601,734

LIABILITIES:
Loans payable, net	$458,137	$468,157
Liabilities associated with assets held for sale	—	1,383
Below market lease intangibles, net	6,079	7,370
Derivative liabilities	9,815	7,243
Operating lease liabilities	8,087	8,221
Series D Preferred Stock redemptions	228	30
Accounts payable, accrued expenses and other liabilities	15,115	14,639
Total Liabilities	497,461	507,043
Commitments and contingencies (Note 8)
Series D Cumulative Convertible Preferred Stock	67,637	63,204
EQUITY:
Series A Preferred Stock (no par value, 4,500 shares authorized, 562 shares issued and outstanding; $0.6 million in aggregate liquidation value)	453	453
Series B Preferred Stock (no par value, 5,000,000 shares authorized; 1,911,316 and 2,714,618 shares, respectively, issued and outstanding; $47.8 million and $67.9 million aggregate liquidation preference, respectively)	25,595	36,296
Common Stock ($0.01 par value, 200,000,000 shares authorized, 243,466 and 48 shares, respectively, issued and outstanding)	2	—
Additional paid-in capital	326,573	311,983
Accumulated deficit	(354,491)	(350,879)
Accumulated other comprehensive income	3,466	2,381
Total Shareholders’ Equity	1,598	234
Noncontrolling interests	26,981	31,253
Total Equity	28,579	31,487
Total Liabilities and Equity	$593,677	$601,734
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE:
Rental revenues	$22,736	$23,706	$68,638	$73,543
Other revenues	422	115	1,003	733
Total Revenue	23,158	23,821	69,641	74,276
OPERATING EXPENSES:
Property operations	7,566	7,819	22,826	24,497
Depreciation and amortization	5,031	5,612	15,352	17,621
Impairment charges	305	2,490	1,895	2,490
Corporate general & administrative	2,327	2,404	8,386	7,953
Total Operating Expenses	15,229	18,325	48,459	52,561
(Loss) Gain on disposal of properties, net	—	(3)	7,442	10,874
Operating Income	7,929	5,493	28,624	32,589
Interest income	244	290	604	734
Interest expense	(7,192)	(7,853)	(22,446)	(24,638)
Net changes in fair value of derivative liabilities	(6,768)	14,989	(2,572)	6,252
Loss on conversion of Convertible Notes	—	—	—	(902)
Gain on preferred stock redemptions	327	176	617	1,222
Other expense	(398)	(113)	(2,108)	(876)
Net (Loss) Income Before Income Taxes	(5,858)	12,982	2,719	14,381
Income tax expense	(1)	—	(3)	(26)
Net (Loss) Income	(5,859)	12,982	2,716	14,355
Less: Net income attributable to noncontrolling interests	1,116	1,455	3,449	4,766
Net (Loss) Income Attributable to Wheeler REIT	(6,975)	11,527	(733)	9,589
Preferred Stock dividends - undeclared	(1,711)	(1,591)	(4,985)	(5,101)
Deemed contribution related to issuance of Series D Preferred Stock	—	—	1,860	553
Deemed contribution related to preferred stock exchanges	3,192	3,009	4,329	8,527
Deemed distribution related to noncontrolling interests	—	(4,031)	(4,084)	(16,552)
Net (Loss) Income Attributable to Wheeler REIT Common Shareholders	$(5,494)	$8,914	$(3,613)	$(2,984)

(Loss) Earnings per share:
Basic	$(113.37)	$2,971,333.33	$(219.45)	$(2,984,000.00)
Diluted	$(113.37)	$(67,543.14)	$(219.45)	$(2,984,000.00)
Weighted-average number of shares:
Basic	48,459	3	16,464	1
Diluted	48,459	80	16,464	1
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
COMPREHENSIVE (LOSS) INCOME:
Net (Loss) Income	$(5,859)	$12,982	$2,716	$14,355
Unrealized holding gain on available for sale securities - related party	533	483	1,085	2,225
Total other comprehensive income	533	483	1,085	2,225
Comprehensive (Loss) Income Attributable to the Company	$(5,326)	$13,465	$3,801	$16,580
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2025	562	$453	2,714,618	$36,296	48	$—	$311,983	$(350,879)	$2,381	$234	$—	$31,253	$31,253	$31,487
Common Stock issued for exercised warrants	—	—	—	—	13	—	202	—	—	202	—	—	—	202
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	18	—	576	—	—	576	—	—	—	576
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	827	—	827	—	—	—	827
Common Stock issued in exchange for Preferred Stock	—	—	(54,702)	(732)	41	—	1,395	495	—	1,158	—	—	—	1,158
Redemption of fractional units as a result of reverse stock split	—	—	—	—	3	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(2,636)	—	(2,636)	—	(2,867)	(2,867)	(5,503)
Dividends and distributions	—	—	—	—	—	—	—	(1,555)	—	(1,555)	—	(1,226)	(1,226)	(2,781)
Net (loss) income	—	—	—	—	—	—	—	(2,397)	—	(2,397)	—	1,226	1,226	(1,171)
Unrealized holding loss on available for sale securities - related party	—	—	—	—	—	—	—	—	(730)	(730)	—	—	—	(730)
Balance, March 31, 2026	562	453	2,659,916	35,586	123	—	314,156	(356,145)	1,651	(4,299)	—	28,386	28,386	24,087
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	—	21	—	—	—	21
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	142	—	983	—	—	983	—	—	—	983
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	1,033	—	1,033	—	—	—	1,033
Common Stock issued in exchange for Preferred Stock	—	—	(84,548)	(1,131)	506	—	1,694	642	—	1,205	—	—	—	1,205
Redemption of fractional units as a result of reverse stock split	—	—	—	—	5	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(1,448)	—	(1,448)	—	(1,405)	(1,405)	(2,853)
Dividends and distributions	—	—	—	—	—	—	—	(1,719)	—	(1,719)	—	(1,107)	(1,107)	(2,826)
Net income	—	—	—	—	—	—	—	8,639	—	8,639	—	1,107	1,107	9,746
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,282	1,282	—	—	—	1,282
Balance, June 30, 2026	562	$453	2,575,368	$34,476	776	$—	$316,833	$(348,998)	$2,933	$5,697	$—	$26,981	$26,981	$32,678

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, June 30, 2026	562	$453	2,575,368	$34,476	776	$—	$316,833	$(348,998)	$2,933	$5,697	$—	$26,981	$26,981	$32,678
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	8,582	—	643	—	—	643	—	—	—	643
Common Stock issued in exchange for Preferred Stock	—	—	(664,052)	(8,903)	234,103	2	9,097	3,193	—	3,389	—	—	—	3,389
Redemption of fractional units as a result of reverse stock split	—	—	—	—	5	—	—	—	—	—	—	—	—	—
Dividends and distributions	—	—	—	—	—	—	—	(1,711)	—	(1,711)	—	(1,116)	(1,116)	(2,827)
Net (loss) income	—	—	—	—	—	—	—	(6,975)	—	(6,975)	—	1,116	1,116	(5,859)
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	533	533	—	—	—	533
Balance, September 30, 2026	562	$453	1,911,316	$25,595	243,466	$2	$326,573	$(354,491)	$3,466	$1,598	$—	$26,981	$26,981	$28,579

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, December 31, 2024	562	$453	3,357,142	$44,791	—	$—	$276,416	$(347,029)	$—	$(25,369)	$269	$57,129	$57,398	$32,029
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of Series B Preferred to Common Stock	—	—	(250)	—	—	—	3	—	—	3	—	—	—	3
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	—	—	6,943	—	—	6,943	—	—	—	6,943
Common Stock issued in exchange for Preferred Stock	—	—	(138,174)	(1,847)	—	—	4,360	3,027	—	5,540	—	—	—	5,540
Adjustment for noncontrolling interest in operating partnership	—	—	—	—	—	—	269	—	—	269	(269)	—	(269)	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(8,510)	—	(8,510)	—	(12,686)	(12,686)	(21,196)
Dividends and distributions	—	—	—	—	—	—	—	(1,878)	—	(1,878)	—	(1,864)	(1,864)	(3,742)
Net income	—	—	—	—	—	—	—	509	—	509	—	1,864	1,864	2,373
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	481	481	—	—	—	481
Balance, March 31, 2025	562	$453	3,218,718	$42,966	—	$—	$287,991	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited, in thousands, except share data)
Continued

	Series A		Series B						Accumulated Other Comprehensive Income	Total Stockholders’ (Deficit) Equity				Total Equity (Deficit)
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit			Noncontrolling Interest
	Shares	Value	Shares	Value	Shares	Value					Operating Partnership	Consolidated Subsidiary	Total
Balance, March 31, 2025	562	$453	3,218,718	$42,966	—	$—	$287,991	$(353,881)	$481	$(21,990)	$—	$44,443	$44,443	$22,453
Accretion of Series B Preferred Stock discount	—	—	—	22	—	—	—	—	—	22	—	—	—	22
Conversion of debt to Common Stock	—	—	—	—	1	—	2,415	—	—	2,415	—	—	—	2,415
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	—	—	2,353	—	—	2,353	—	—	—	2,353
Adjustment of Series D Preferred Stock to redemption value	—	—	—	—	—	—	—	553	—	553	—	—	—	553
Common stock issued in exchange for Preferred Stock	—	—	(122,700)	(1,638)	—	—	4,151	2,491	—	5,004	—	—	—	5,004
Redemption of fractional units as a result of reverse stock split	—	—	—	—	1	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,011)	—	(4,011)	—	(6,577)	(6,577)	(10,588)
Dividends and distributions	—	—	—	—	—	—	—	(1,632)	—	(1,632)	—	(1,447)	(1,447)	(3,079)
Net (loss) income	—	—	—	—	—	—	—	(2,447)	—	(2,447)	—	1,447	1,447	(1,000)
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	1,261	1,261	—	—	—	1,261
Balance, June 30, 2025	562	453	3,096,018	41,350	2	$—	296,910	(358,927)	1,742	(18,472)	—	37,866	37,866	19,394
Accretion of Series B Preferred Stock discount	—	—	—	21	—	—	—	—	—	21	—	—	—	21
Redemption of Series D Preferred Stock to Common Stock	—	—	—	—	1	—	2,269	—	—	2,269	—	—	—	2,269
Common Stock issued in exchange for Preferred Stock	—	—	(208,200)	(2,781)	2	—	5,631	3,009	—	5,859	—	—	—	5,859
Redemption of fractional units as a result of reverse stock split	—	—	—	—	7	—	—	—	—	—	—	—	—	—
Noncontrolling interest repurchases	—	—	—	—	—	—	—	(4,031)	—	(4,031)		(6,046)	(6,046)	(10,077)
Dividends and distributions	—	—	—	—	—	—	—	(1,591)	—	(1,591)	—	(1,455)	(1,455)	(3,046)
Net income	—	—	—	—	—	—	—	11,527	—	11,527	—	1,455	1,455	12,982
Unrealized holding gain on available for sale securities - related party	—	—	—	—	—	—	—	—	483	483	—	—	—	483
Balance, September 30, 2025	562	$453	2,887,818	$38,590	12	$—	$304,810	$(350,013)	$2,225	$(3,935)	$—	$31,820	$31,820	$27,885

See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$2,716	$14,355
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	15,352	17,621
Deferred financing cost amortization	1,621	2,038
Changes in fair value of derivative liabilities	2,572	(6,252)
Exercise of warrants	200	—
Loss on conversion of Convertible Notes	—	902
Above (below) market lease amortization, net	(1,118)	(1,983)
Paid-in-kind interest	1,786	2,006
Gain on preferred stock redemptions	(617)	(1,222)
Straight-line income	(66)	(56)
Gain on disposal of properties, net	(7,442)	(10,874)
Credit adjustments on operating lease receivables	669	856
Impairment charges	1,895	2,490
Net changes in assets and liabilities:
Receivables, net	1,727	(1,507)
Deferred costs and other assets, net	(1,720)	(1,839)
Accounts payable, accrued expenses and other liabilities	2,162	2,229
Net cash provided by operating activities	19,737	18,764
INVESTING ACTIVITIES:
Expenditures for real estate improvements	(6,132)	(12,543)
Purchases of investment securities - related party	(5,000)	—
Cash received from disposal of properties	21,642	33,440
Net cash provided by investing activities	10,510	20,897
FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2	—
Payments for deferred financing costs	—	(456)
Dividends and distributions paid on noncontrolling interest	(3,530)	(5,244)
Repurchase of noncontrolling interest	—	(41,861)
Loan proceeds	—	20,250
Loan principal payments	(11,641)	(15,594)
Loan prepayment premium	(123)	(569)
Net cash used in financing activities	(15,292)	(43,474)
INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	14,955	(3,813)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	48,629	60,716
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$63,584	$56,903

Supplemental Disclosure:
The following table provides a reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$34,466	$27,093
Restricted cash	29,118	29,810
Cash, cash equivalents, and restricted cash	$63,584	$56,903
See accompanying notes to condensed consolidated financial statements.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

1. Business and Organization

Wheeler Real Estate Investment Trust, Inc. is a Maryland corporation formed on June 23, 2011. The Trust serves as the general partner of Wheeler REIT, L.P. (the "Operating Partnership"), which was formed as a Virginia limited partnership on April 5, 2012. At September 30, 2026, the Company owned 100% of the Operating Partnership. As of September 30, 2026, the Trust owned and operated fifty-nine properties, including fifty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. These centers and undeveloped properties include the properties acquired through the Cedar Acquisition (as defined below). Accordingly, the use of the word "Company", "we," "our" or "us" refers to the Trust and consolidated subsidiaries, except where the context otherwise requires.

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

Acquisition of Cedar Realty Trust

On August 22, 2022, the Company completed a merger transaction (the "Cedar Acquisition") with Cedar Realty Trust, Inc. ("Cedar"). As a result of the merger, the Company acquired all of the outstanding shares of Cedar’s common stock, which ceased to be publicly traded on the New York Stock Exchange ("NYSE"). Cedar’s outstanding 7.25% Series B Preferred Stock ("Cedar Series B Preferred Stock") and 6.50% Series C Preferred Stock ("Cedar Series C Preferred Stock" and, together with the Cedar Series B Preferred Stock, the "Cedar Preferred Stock") remain outstanding and continue to trade on the NYSE. As a result, Cedar became a subsidiary of the Company. Cedar's assets are held by, and its operations are conducted through, its operating partnership, Cedar Realty Trust Partnership, L.P.

2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles ("GAAP") for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. All material balances and transactions between the consolidated entities of the Company have been eliminated. All share and share-related information presented reflect the one-for-four reverse stock split effected on January 27, 2025 (the "January 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on March 26, 2025 (the "March 2025 Reverse Stock Split"), the one-for-seven reverse stock split effected on May 26, 2025 (the "May 2025 Reverse Stock Split"), the one-for-five reverse stock split effected on September 22, 2025 (the "September 2025 Reverse Stock Split"), and the one-for-two reverse stock split effected on November 28, 2025 (the "November 2025 Reverse Stock Split" and, together with the January 2025 Reverse Stock Split, March 2025 Reverse Stock Split, May 2025 Reverse Stock Split and September 2025 Reverse Stock Split, the "2025 Reverse Stock Splits"); and the one-for-three reverse stock split effected on January 16, 2026 (the "January 2026 Reverse Stock Split"), the one-for-three reverse stock split effected on April 17, 2026 (the "April 2026 Reverse Stock Split"), the one-for-four reverse stock split effected on June 17, 2026 (the "June 2026 Reverse Stock Split"), the one-for-five reverse stock split effected on July 27, 2026 (the "July 2026 Reverse Stock Split"), the one-for-four reverse stock split effected on August 26, 2026 (the "August 2026 Reverse Stock Split"), the one-for-nine reverse stock split effected on September 21, 2026 (the "September 2026 Reverse Stock Split"), and the one-for-six reverse stock split effected on October 29, 2026 (the "October 2026 Reverse Stock Split"; and together with the January 2026 Reverse Stock Split, the April 2026 Reverse Stock Split, the June 2026 Reverse Stock Split, the July 2026 Reverse Stock Split, the August 2026 Reverse Stock Split, the September 2026 Reverse Stock Split and the 2025 Reverse Stock Splits, the "Reverse Stock Splits"). The unaudited condensed consolidated financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Form 10-K").

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

Supplemental Condensed Consolidated Statements of Cash Flows Information

	For the Nine Months Ended September 30,
	2026	2025
	(in thousands)
Non-Cash Transactions:
Exchange of Preferred Stock to Common Stock	$12,186	$14,142
Accretion of Preferred Stock discounts	65	65
Redemption of Series D Preferred Stock to Common Stock	2,202	11,565
Common Stock issued for exercised warrants	202	—
Series D Preferred Stock dividend in arrears	4,920	5,036
Buildings and improvements included in accounts payable, accrued expenses and other liabilities	315	4,143
Other Cash Transactions:
Cash paid for amounts included in the measurement of operating lease liabilities	$524	$614
Cash paid for interest, excluding loan prepayment premium	18,482	19,260

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)
Other Expense

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million and $2.1 million for the three and nine months ended September 30, 2026, respectively, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants (as defined below), a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement (as defined below), and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, the registration of our Series B Preferred Stock (as defined below) and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.1 million and $0.9 million for the three and nine months ended September 30, 2025, respectively, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

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

Reclassifications

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. These reclassifications had no effect on the net (loss) income attributable to common shareholders. All share and share-related information presented in this Form 10-Q, including our condensed consolidated financial statements, has been retroactively adjusted to reflect the decreased number of shares of Common Stock resulting from the Reverse Stock Splits, unless otherwise noted.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company’s depreciation expense on real estate assets for the three months ended September 30, 2026 and 2025 totaled $4.3 million and $4.6 million, respectively. The Company’s depreciation expense on real estate assets for the nine months ended September 30, 2026 and 2025 totaled $12.9 million and $13.8 million, respectively.

Impairment

The Company recorded impairment charges for the three and nine months ended September 30, 2026 of $0.3 million and $1.9 million, respectively, on Rivergate Shopping Center, located in Macon, Georgia. The Company recorded impairment charges for the three and nine months ended September 30, 2025 of $2.5 million on Carll's Corner, located in Bridgeton, New Jersey. The valuation assumptions were based on the three-level valuation hierarchy for fair value measurement and represent Level 2 inputs. These impairment charges are included in operating income in the accompanying condensed consolidated statements of operations.

Assets Held for Sale and Dispositions

At September 30, 2026, there were no assets held for sale. At December 31, 2025, assets held for sale included Moncks Corner, Darien Shopping Center, Ridgeland, and an outparcel at St. George Plaza, as the Company had committed to plans to sell these properties.

Assets held for sale and associated liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Real estate, net	$—	$3,332
Receivables, net - unbilled straight-line rent	—	8
Operating lease right -of-use assets	—	1,186
Deferred costs and other assets, net	—	23
Total assets held for sale	$—	$4,549

	September 30, 2026	December 31, 2025
Operating lease liabilities	$—	$1,383
Total liabilities associated with assets held for sale	$—	$1,383

The following properties were sold during the nine months ended September 30, 2026 and 2025 (in thousands):

Disposal Date	Property	Contract Price	Gain (Loss)	Net Proceeds
May 27, 2026	Georgetown	$2,050	$(366)	$1,954
May 5, 2026	Tuckernuck	12,000	4,696	11,516
April 2, 2026	Surrey Plaza	2,500	555	2,367
March 10, 2026	Darien Shopping Center	1,650	611	1,564
February 19, 2026	St. George Plaza outparcel	1,100	(2)	967
January 21, 2026	Ridgeland	1,909	1,281	1,856
January 21, 2026	Moncks Corner	1,441	667	1,418
June 26, 2025	Winslow Plaza	8,650	3,784	7,854
May 15, 2025	Devine Street	7,100	1,054	6,758
May 1, 2025	Amscot Building	600	348	523
March 13, 2025	Oregon Avenue	3,000	80	2,765
March 6, 2025	South Lake	1,900	(1,010)	1,633
February 11, 2025	Webster Commons	14,500	6,618	13,907

4. Investment Securities - Related Party

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The Company subscribed for an investment for limited partnership interests in Stilwell Activist Investments, L.P., a Delaware limited partnership (“SAI”) in 2023. The investment objective of SAI is to seek long-term capital appreciation through investing primarily in publicly-traded, undervalued financial institutions or businesses with a strong financial component, or the securities of any of them, and pursuing an activist shareholder agenda with respect to those institutions.

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

For the three and nine months ended September 30, 2026, the Company recorded unrealized holding gains of $0.5 million and $1.1 million, respectively, through other comprehensive (loss) income, net of investment fees as noted above. For the three and nine months ended September 30, 2025, the Company recorded unrealized holding gains of $0.5 million and $2.2 million, respectively, through other comprehensive (loss) income, net of investment fees as noted above.

The following table is a reconciliation of the Company's SAI investment from inception in 2023 to September 30, 2026 (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Inception Through December 31, 2024	Year Ended December 31, 2025	Nine Months Ended September 30, 2026
Balance at the beginning of period	$—	$12,025	$24,406
Investment subscriptions	10,500	10,000	5,000
Unrealized holding gains	2,051	3,007	1,556
Investment fees	(526)	(626)	(471)
Balance at end of period	$12,025	$24,406	$30,491

5. Deferred Costs and Other Assets, Net
Deferred costs and other assets, net of accumulated amortization are as follows (in thousands, excluding held for sale):

	September 30, 2026	December 31, 2025
Leases in place, net	$4,823	$6,157
Lease origination costs, net	5,328	5,906
Ground lease sandwich interest, net	365	571
Legal and marketing costs, net	71	98
Tenant relationships, net	41	46
Prepaid expenses	4,091	2,686
Total	$14,719	$15,464
As of September 30, 2026 and December 31, 2025, the Company’s intangible accumulated amortization totaled $68.9 million and $67.9 million, respectively. During the three months ended September 30, 2026 and 2025, the Company’s intangible amortization expense totaled $0.8 million and $1.0 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company’s intangible amortization expense totaled $2.4 million and $3.8 million, respectively.

6. Loans Payable, net

The Company’s loans payable, net consist of the following (in thousands, except monthly payment):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Property/Description	Monthly Payment	Interest Rate	Maturity	September 30, 2026	December 31, 2025
Variable-rate:
August 2025 Cedar Credit Facility	Interest only	n/a	August 2027	$—	$—
April 2025 Cedar Bridge Loan (1)	Interest only	5.0%	February 2028	5,966	5,966
Fixed-rate:
Tuckernuck	$32,202	5.0%	March 2026	—	4,460
Timpany Plaza	$79,858	7.3%	September 2028	11,325	11,415
Village of Martinsville	$89,664	4.3%	July 2029	13,488	13,849
Laburnum Square	$37,842	4.3%	September 2029	7,401	7,499
Rivergate (2)	$100,222	4.3%	September 2031	16,227	16,605
Convertible Notes	Interest only	7.0%	December 2031	29,353	29,353
June 2022 Term Loan (3)	Interest only	4.3%	July 2032	66,331	72,030
JANAF	Interest only	5.3%	July 2032	60,000	60,000
October 2022 Cedar Term Loan	Interest only	5.3%	November 2032	100,441	100,441
Patuxent Crossing/Coliseum Marketplace	Interest only	6.4%	January 2033	25,000	25,000
May 2023 Term Loan 1	$373,981	6.2%	June 2033	60,188	60,744
May 2023 Term Loan 2	Interest only	6.2%	June 2033	53,070	53,070
June 2024 Term Loan	Interest only	6.8%	July 2034	22,409	22,409
Total Principal Balance				471,199	482,841
Unamortized deferred financing cost				(13,062)	(14,684)
Total Loans Payable, net				$458,137	$468,157

(1) Weighted average interest rate for the nine months ended September 30, 2026.
(2) In October 2026, the interest rate under this loan was reset based on the 5-year U.S. Treasury Rate, plus 2.70%, with a floor of 4.25%.
(3) Commencing on August 10, 2027, until the maturity date of July 10, 2032, monthly principal and interest payments will be made based on a 30-year amortization schedule calculated based on the principal amount at that time.

June 2022 Term Loan Paydowns

For the nine months ended September 30, 2026, the Company made principal payments in the aggregate amount of $5.7 million on the loan made pursuant to the term loan agreement entered into on June 17, 2022 with Guggenheim Real Estate, LLC (the “June 2022 Term Loan”) using proceeds from the sales of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Surrey Plaza and Georgetown. See Note 3 for additional details. The Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

August 2025 Cedar Credit Facility

On August 15, 2025, Cedar entered into a credit facility agreement with KeyBank National Association to draw up to $20.0 million (the "August 2025 Cedar Credit Facility") pursuant to which a loan advance may be made no more frequently than once per calendar month. The interest rate under the August 2025 Cedar Credit Facility for each draw is at the Company's option of either a base rate, daily simple SOFR or term SOFR, plus an applicable margin. Interest payments are due monthly, and any outstanding principal is due at maturity on August 15, 2027. The total outstanding principal under the August 2025 Cedar Credit Facility must be reduced to no greater than $10.0 million by February 15, 2027. The August 2025 Cedar Credit Facility was collateralized by three properties, consisting of Carll's Corner, Fieldstone Marketplace and South Philadelphia Parcels, and is guaranteed by Cedar and WHLR. Upon the 2025 dispositions of a South Philadelphia land parcel, Carll's Corner and Fieldstone Marketplace, they were each released from collateral and the Company paid down approximately $10.3 million

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

of the August 2025 Cedar Credit Facility. Although the August 2025 Cedar Credit Facility provides for total borrowings of up to $20.0 million, the Company did not have access to the full commitment as of September 30, 2026. Availability under the facility is subject to certain covenants and conditions established at origination, including requirements tied to projected asset sales and projected net sales proceeds.

Scheduled Principal Payments

The Company’s scheduled principal repayments on indebtedness as of September 30, 2026, are as follows (in thousands):

For the remaining three months ending December 31, 2026	$508
December 31, 2027	2,915
December 31, 2028	23,080
December 31, 2029	25,482
December 31, 2030	6,665
December 31, 2031	49,596
Thereafter	362,953
Total principal repayments and debt maturities	$471,199

Convertible Notes

As of September 30, 2026, the conversion price for the Convertible Notes was approximately $29.08 per share of the Company’s Common Stock (approximately 0.86 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Interest expense on the Convertible Notes consisted of the following (in thousands, except for shares):

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2026	—	49,618	$1,540	$759	$2,299
2025	—	58,118	$1,593	$926	$2,519
(1) Shares issued as interest payment on Convertible Notes.

There were no conversion requests of the holders of the Convertible Notes during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company issued an aggregate of 1 share of its Common Stock, having an aggregate fair value of $2.4 million, to settle conversion requests of the holders of the Convertible Notes comprising an aggregate principal amount of $1.5 million, which resulted in an aggregate net loss on conversion of Convertible Notes of $0.9 million.

Fair Value Measurements

The fair value of the Company’s fixed rate secured term loans was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities, which are Level 3 inputs. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s fixed rate secured term loans, which were determined to be Level 3 within the fair value hierarchy, was $410.5 million and $445.5 million, respectively, and the carrying value of such loans, was $426.1 million and $436.7 million, respectively. As of September 30, 2026, the fair value of the Company’s variable-rate loans approximated their carrying value.

The fair value of the Convertible Notes was estimated using available market information. As of September 30, 2026, and December 31, 2025, the fair value of the Convertible Notes, which were determined to be Level 1 within the fair value hierarchy, was $99.8 million and $102.7 million, respectively, and the carrying value, was $26.2 million and $25.8 million, respectively.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Derivative Liabilities

Warrants and the Amended and Restated Warrants

The Company’s warrants to purchase shares of Common Stock (the "Warrants”) were issued to the holders thereof in three tranches: Warrant Tranche A to purchase Common Stock at an exercise price of $9,082,964,419 per share, Warrant Tranche B to purchase Common Stock at an exercise price of $10,899,557,303 per share, and Warrant Tranche C at an exercise price of $18,165,928,838 per share, in each case as of December 31, 2025. Warrants had an expiration date of March 12, 2026.

In February 2026, the Warrants were amended and restated (as so amended, the "Amended and Restated Warrants"). The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were set to expire on March 27, 2026. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 13 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

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

In measuring the embedded derivative liability, the Company used the following inputs:

	September 30, 2026	December 31, 2025
Conversion price (1)	$2.72 (2)	$1.21 (3)
Common Stock price	$3.25 (2)	$1.70 (3)
Contractual term to maturity (years)	5.3 years	6.0 years
Expected market volatility %	200.0%	165.0%
Risk-free interest rate	5.1%	3.8%
Traded WHLRL price, % of par	340.0%	350.0%
(1) Represents the volume weighted average of the Company's closing Common Stock price for the 10 trading days preceding the valuation, less a discount of 45%.
(2) Value as of September 30, 2026 and was not restated for any subsequent stock splits.
(3) Value as of December 31, 2025 and was not restated for any subsequent stock splits.

The following table sets forth a summary of the changes in fair value of the Company's derivative liabilities, which include both the warrant and embedded derivative liabilities (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Balance at the beginning of period	$7,243	$11,985
Changes in fair value - Warrants	(10)	—
Changes in fair value - Convertible Notes conversion features	2,582	(4,742)
Balance at end of period	$9,815	$7,243

8. Commitments and Contingencies

Lease Commitments

The Company is the lessee under several ground leases and for its corporate headquarters; all are accounted for as operating leases. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 5 to 50 years. As of September 30, 2026 and 2025, the weighted average remaining lease term of our leases was 39 and 36 years, respectively. Rent expense under the operating lease agreements was $0.2 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively. Rent expense under the operating lease agreements was $0.6 million and $0.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Litigation

The Company is involved in various legal proceedings arising in the ordinary course of its business, including, but not limited to, commercial disputes. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on its financial position or its results of operations. The Company records a liability when it considers the loss probable and the amount can be reasonably estimated. In addition, the below legal proceedings are in process:

Preferred stockholders of Cedar filed a putative class action suit against the directors of Cedar prior to the Cedar Acquisition (collectively, the “Former Cedar Directors”) in the Circuit Court for Montgomery County, Maryland (the "Court") captioned Anthony Aquino, et al. v. Bruce Schanzer, et al., Case No.: C-15-CV-25-000731 (the “Aquino Action”). The Aquino Action alleged that the Former Cedar Directors breached their duties to Cedar's preferred stockholders through the Cedar Acquisition. The Company had a contractual obligation to indemnify the Former Cedar Directors, including for reasonable costs and legal fees. On August 3, 2026, the Company paid approximately $0.4 million toward a settlement reached by the parties and the Company (the "Aquino Settlement"). The Court granted final approval to the Aquino Settlement by Order and Final Judgment docketed on October 16, 2026.

In addition, there was a dispute between the Company and the Former Cedar Directors with respect to the amount of indemnification for their legal fees and costs. The amount in dispute was between $1.3 million and $1.4 million. The parties resolved the dispute and, as of September 30, 2026, the Company recorded a liability of $0.3 million included in "accounts payable, accrued expenses and other liabilities" on the condensed consolidated balance sheets.

9. Rental Revenue and Tenant Receivables

Tenant Receivables

As of September 30, 2026 and December 31, 2025, the Company’s allowance for uncollectible tenant receivables totaled $0.8 million and $0.5 million, respectively. At September 30, 2026 and December 31, 2025, there were $10.2 million and $9.7 million, respectively, in unbilled straight-line rent, which is included in "receivables, net."

Lease Contract Revenue

The following table disaggregates the Company’s revenue by type of service (in thousands):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base rent	$16,767	$17,336	$50,553	$51,899
Tenant reimbursements - variable lease revenue	5,452	5,389	16,452	18,350
Above (below) market lease amortization, net	398	558	1,118	1,983
Straight-line rents	121	466	571	1,613
Percentage rent - variable lease revenue	147	227	613	554
Lease termination fees	22	—	30	5
Commissions	19	—	19	—
Other	381	115	954	728
Total	23,307	24,091	70,310	75,132
Credit losses on operating lease receivables	(149)	(270)	(669)	(856)
Total	$23,158	$23,821	$69,641	$74,276

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

The January 2026, April 2026, June 2026, July 2026, August 2026, September 2026 and October 2026 Reverse Stock Splits were effected on January 16, 2026, April 17, 2026, June 17, 2026, July 27, 2026, August 26, 2026, September 21, 2026 and October 29, 2026, respectively, at reverse stock split ratios of one-for-three, one-for-three, one-for-four, one-for-five, one-for-four, one-for-nine and one-for-six, respectively. The par value of each share of Common Stock remained unchanged after each such reverse stock split. No fractional shares were issued in connection with any Reverse Stock Split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of each such reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on each effective date thereof, without any interest.

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

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company exchanged its Common Stock for the Company's Series B Preferred Stock (the "Series B Preferred Stock") and Series D Preferred Stock (together with Series B Preferred Stock and Series D Preferred Stock, the "Preferred Stock"), in the following transactions with the holders of the Company’s securities during the nine months ended September 30, 2026 and 2025:

	Shares Issued		Shares Exchanged
Date	Common Stock		Series B Preferred Stock	Series D Preferred Stock
2025:
January 7, 2025	—	(1)	1,000	1,000
January 16, 2025	—	(1)	82,400	82,400
March 4, 2025	—	(1)	54,774	54,774
April 10, 2025	—	(1)	102,700	102,700
April 25, 2025	—	(1)	20,000	20,000
July 21, 2025	—	(1)	15,000	15,000
August 5, 2025	—	(1)	6,000	6,000
August 18, 2025	—	(1)	14,000	14,000
August 19, 2025	—	(1)	20,000	20,000
August 27, 2025	—	(1)	7,000	7,000
August 28, 2025	—	(1)	11,000	11,000
September 9, 2025	—	(1)	29,200	14,600
September 11, 2025	2		84,000	42,000
September 16, 2025	—	(1)	22,000	11,000
2025 Total	2		469,074	401,474

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Shares Issued		Shares Exchanged
Date	Common Stock		Series B Preferred Stock	Series D Preferred Stock
2026:
January 8, 2026	1		4,000	2,000
January 9, 2026	3		8,500	4,250
February 6, 2026	33		38,200	19,100
February 25, 2026	—	(1)	2	1
February 26, 2026	4		4,000	2,000
April 20, 2026	5		2,000	1,000
April 24, 2026	3		1,000	500
May 1, 2026	7		2,394	1,197
May 4, 2026	15		5,000	2,500
May 21, 2026	175		30,314	15,157
May 28, 2026	33		5,600	2,800
June 22, 2026	80		16,492	4,123
June 26, 2026	23		2,468	617
June 30, 2026	165		19,280	1,500
July 2, 2026	1,774		151,635	11,100
July 7, 2026	71		4,835	—
July 9, 2026	943		28,422	3,385
July 10, 2026	155		3,600	900
July 14, 2026	325		6,400	1,600
July 29, 2026	—	(1)	1	—
July 30, 2026	694		15,003	—
July 31, 2026	1,796		20,339	2,246
August 3, 2026	967		10,300	700
August 4, 2026	1,182		7,000	1,750
August 5, 2026	463		2,800	700
August 7, 2026	358		2,000	500
August 11, 2026	480		2,400	600
August 13, 2026	796		4,000	1,000
August 17, 2026	1,388		6,000	1,500
August 28, 2026	44,305		211,393	21,918
September 1, 2026	10,549		22,279	5,000
September 2, 2026	10,765		23,664	3,537
September 3, 2026	4,820		7,600	1,900
September 8, 2026	3,503		4,400	1,100
September 23, 2026	27,374		41,064	—
September 23, 2026 (2)	94,445		58,117	14,530
September 30, 2026 (2)	26,950		30,800	7,700
2026 Total	234,650		803,302	138,411

(1) As adjusted for the Reverse Stock Splits, represents less than one whole share of Common Stock.
(2) The exchanges on September 23, 2026 were with SAI, Stilwell Activist Fund, L.P. (“SAF”) and Stilwell Associates, L.P. (“SA”, and together with SAI and SAF, the “Stilwell Investors”). The exchanges on September 30, 2026 were with SAI and SAF. Joseph Stilwell, a member of the Company’s Board of Directors, is the managing member and owner of Stilwell Value LLC, which is the general partner of each of the Stilwell Investors. All other exchanges were with the unaffiliated holders of the Company’s securities.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

The settlement of each of these transactions occurred in accordance with customary settlement cycles. In each of these transactions, the Company did not receive any cash proceeds and the shares of the Preferred Stock exchanged have been retired and cancelled.

The fair value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $3.2 million and $4.3 million for the three and nine months ended September 30, 2026, respectively, and $3.0 million and $8.5 million for the three and nine months ended September 30, 2025, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheets and condensed consolidated statements of equity, with such deemed contributions included as a component of net (loss) income attributable to common shareholders in the condensed consolidated statements of operations.

Series D Preferred Stock - Redeemable Preferred Stock

At September 30, 2026 and December 31, 2025, the Company had 6,000,000 authorized shares of Series D Preferred Stock, without par value with a $25.00 liquidation preference per share, or $67.9 million and $63.2 million in aggregate liquidation value, respectively.

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

During the nine months ended September 30, 2026, the Company processed redemptions for an aggregate of 68,047 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 8,742 shares of Common Stock in settlement of an aggregate redemption price of approximately $2.8 million. The value of the Common Stock issued to holders redeeming their Series D Preferred Stock is the volume weighted average price per share of our Common Stock for the ten consecutive trading days immediately preceding, but not including, the Holder Redemption Date as reported on Nasdaq.

At September 30, 2026, the Company had received requests to redeem 5,450 shares of Series D Preferred Stock with respect to the October 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at September 30, 2026 and the liquidation value associated with these shares of $0.2 million is presented as a liability.

The changes in the carrying value of the Series D Preferred Stock for the nine months ended September 30, 2026 and 2025 are as follows (in thousands, except per share data):

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2025	1,507,205	$63,204
Accretion to liquidation preference (1)	—	(827)
Series D Preferred Stock redemptions (2)	(17,902)	(940)
Preferred Stock exchanges (3)	(27,351)	(1,158)
Issued Preferred Stock in consideration for Cedar Preferred Stock	187,000	5,502
Undeclared dividends	—	1,533
Balance March 31, 2026	1,648,952	67,314
Paid-in-kind interest, issuance of Preferred Stock (4)	49,618	1,786
Accretion to liquidation preference (5)	—	(1,033)
Series D Preferred Stock redemptions (6)	(26,645)	(1,215)
Preferred Stock exchanges (3)	(29,394)	(1,205)
Issued Preferred Stock in consideration for Cedar Preferred Stock	94,666	2,854
Undeclared dividends	—	1,698
Balance June 30, 2026	1,737,197	70,199
Series D Preferred Stock redemptions (7)	(23,500)	(863)
Preferred Stock exchanges (3)	(81,666)	(3,388)
Undeclared dividends	—	1,689
Balance September 30, 2026	1,632,031	$67,637
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
(7) The value is net of the October 2026 Holder Redemption Date redemption liquidation value of $0.2 million, which is represented as a liability; however, the corresponding 5,450 shares have not been adjusted for as they remained outstanding at September 30, 2026.

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

	Series D Preferred Stock
	Shares	Value
Balance December 31, 2024	2,236,046	$84,625
Series D Preferred Stock redemptions (1)	(193,951)	(5,274)
Preferred Stock exchanges (2)	(138,174)	(5,542)
Undeclared dividends	—	1,856
Balance March 31, 2025	1,903,921	75,665
Paid-in-kind interest, issuance of Preferred Stock (3)	58,118	2,006
Accretion to liquidation preference (4)	—	(553)
Series D Preferred Stock redemptions (5)	(63,160)	(1,466)
Preferred Stock exchanges (2)	(122,700)	(5,005)
Undeclared dividends	—	1,610
Balance June 30, 2025	1,776,179	72,257
Series D Preferred Stock redemptions (6)	(59,022)	(3,446)
Preferred Stock exchanges (2)	(140,600)	(5,858)
Undeclared dividends	—	1,570
Balance September 30, 2025	1,576,557	$64,523
(1) The value is net of the April 2025 Holder Redemption Date redemption liquidation value of $1.6 million, which is represented as a liability; however, the corresponding 38,990 shares have not been adjusted for as they remained outstanding at March 31, 2025.
(2) The result of issuing Common Stock in exchange for the Series D Preferred Stock.
(3) See Note 6 for additional details.
(4) The Series D Preferred Stock issued for paid-in-kind interest on the Convertible Notes was adjusted to carrying value.
(5) The value is net of the July 2025 Holder Redemption Date redemption liquidation value of $0.5 million, which is represented as a liability; however, the corresponding 11,490 shares have not been adjusted for as they remained outstanding at June 30, 2025.
(6) The value is net of the October 2025 Holder Redemption Date redemption liquidation value of $1.5 million, which is represented as a liability; however, the corresponding 35,031 shares have not been adjusted for as they remained outstanding at September 30, 2025.

During the three months ended September 30, 2026 and 2025, the Company realized a gain on Preferred Stock redemptions of $0.3 million and $0.2 million in the aggregate, respectively, as a result of the fair value of the Common Stock issued in redemptions of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions. During the nine months ended September 30, 2026 and 2025, the Company realized a gain on Preferred Stock redemptions of $0.6 million and $1.2 million in the aggregate, respectively, as a result of the fair value of the Common Stock issued in redemptions of Preferred Stock being less than the carrying value of the Preferred Stock retired in those transactions.

Issuances of Common Stock for Warrant Exercise

In March 2026 the Company issued 13 shares of Common Stock upon the exercise of the Amended and Restated Warrants. See Note 7 for additional details.

Subscription Agreements, Issuances of Series D Preferred Stock and Noncontrolling Interest Contributions

The Company entered into subscription agreements with certain investors pursuant to which the Company issued Series D Preferred Stock in consideration for Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired. The following transactions occurred during the nine months ended September 30, 2026; no such transactions occurred during the nine months ended September 30, 2025:

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

Management evaluated the transactions under ASC 845, Nonmonetary Transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $0.0 million and $4.1 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and nine months ended September 30, 2026, respectively.

Noncontrolling Interests - Consolidated Subsidiary

There were no repurchases of noncontrolling interests during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, Cedar repurchased and retired 620,069 and 1,921,228 shares, respectively, of Cedar Series C Preferred Stock through a series of repurchase transactions, including tender offers. The shares of Cedar Series C Preferred Stock were repurchased for an aggregate of $10.1 million and $31.3 million, respectively, at an average price of $16.30 and $16.29 per share, respectively, representing a premium of $6.55 and $6.54 per share, respectively, to the carrying value.

During the three and nine months ended September 30, 2025, Cedar repurchased and retired 0 and 592,372 shares, respectively, of Cedar Series B Preferred Stock through a tender offer. The shares of Cedar Series B Preferred Stock were repurchased for an aggregate of $10.6 million at an average price of $17.87 per share, representing a premium of $6.77 per share to the carrying value.

The repurchase of the noncontrolling interests caused the recognition of $4.0 million and $16.6 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and nine months ended September 30, 2025, respectively.

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

The following table summarizes the potential dilution of conversion of Series B Preferred Stock, Series D Preferred Stock and Convertible Notes into the Company's Common Stock. These have been excluded from the Company’s diluted

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

earnings per share calculation because their inclusion would be antidilutive.

	September 30, 2026
	Outstanding shares	Potential Dilutive Shares
Series B Preferred Stock	1,911,316	—
Series D Preferred Stock	1,632,031	1,283,602
Convertible Notes	—	1,009,423

Dividends

The following table summarizes the Series D Preferred Stock dividends (in thousands, except for per share amounts):

	Series D Preferred Stock
Arrears Date	Undeclared Dividends	Per Share
For the nine months ended September 30, 2026	$4,920	$2.99

For the nine months ended September 30, 2025	$5,036	$2.79

The total cumulative dividends in arrears for Series D Preferred Stock are $27.1 million as of September 30, 2026 ($16.58 per share). The Series D Preferred Stock holders were entitled to cumulative cash dividends at an annual dividend rate of 16.00%, as of September 30, 2026 and 2025. There were no dividends declared to holders of Common Stock, the Company's Series A Preferred Stock, Series B Preferred Stock or Series D Preferred Stock during the nine months ended September 30, 2026 and 2025.

11. Segment Reporting

The following tables provide information about the Company's segment revenues, significant segment expenses, net operating income ("NOI") and a reconciliation of NOI to the Company’s consolidated operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$23,158	$23,821	$69,641	$74,276
Operating expenses:
Property operating expenses	(4,179)	(4,352)	(12,640)	(13,942)
Real estate and other property-related taxes and insurance	(3,387)	(3,467)	(10,186)	(10,555)
Total	(7,566)	(7,819)	(22,826)	(24,497)
NOI	$15,592	$16,002	$46,815	$49,779

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NOI	$15,592	$16,002	$46,815	$49,779
Add (deduct):
Depreciation and amortization	(5,031)	(5,612)	(15,352)	(17,621)
Impairment charges	(305)	(2,490)	(1,895)	(2,490)
Corporate general & administrative	(2,327)	(2,404)	(8,386)	(7,953)
(Loss) Gain on disposal of properties, net	—	(3)	7,442	10,874
Operating income	$7,929	$5,493	$28,624	$32,589

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12. Related Party Transactions

Related Party Transactions with Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company, pursuant to the management agreement entered into by and between the companies (the "Wheeler Real Estate Company Management Agreement"). During the three and nine months ended September 30, 2026, Cedar paid the Company $0.8 million and $1.5 million for these services, respectively. During the three and nine months ended September 30, 2025, Cedar paid the Company $0.0 million and $0.7 million for these services, respectively. The Operating Partnership and Cedar’s operating partnership, Cedar Realty Trust Partnership, L.P., are party to a cost sharing and reimbursement agreement, pursuant to which the parties agreed to share costs and expenses associated with certain employees, certain facilities and property, and certain arrangements with third parties (the "Cost Sharing Agreement"). Related party amounts due to the Company from Cedar are comprised of (in thousands):

	September 30, 2026 (2)	December 31, 2025 (2)
Financings and real estate taxes	$7,140	$7,166
Management fees	908	1,229
Leasing commissions	736	892
Sales commissions	488	488
Cost Sharing Agreement allocations (1)	1,861	1,502
Total	$11,133	$11,277

(1) Includes allocations for executive compensation and directors and officers liability insurance.
(2) These related party amounts have been eliminated for consolidation purposes.

See Note 10 for information regarding the Company's Cedar Preferred Stock contributions to Cedar.

Third Amendment to Letter Agreement; Registration Rights Agreement

On December 5, 2023, the Company and SAI, SAF, Stilwell Value Partners VII, L.P., and SA (collectively, the “Stilwell Holders”) entered into a letter agreement (as amended by a letter agreement dated December 5, 2024, and as further amended by a letter agreement dated November 20, 2025, the “Letter Agreement”), where they agreed not to convert the Convertible Notes if and to the extent that such conversion would result in such holders, whether on their own or as part of a “group” within the meaning of Section 13(d) of the Exchange Act, becoming the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of common equity of the Company representing 50% or more of the total voting power of all outstanding shares of common equity of the Company that is entitled to vote generally in the election of directors.

The Letter Agreement was due to expire on December 7, 2026. In exchange for a further extension of the Letter Agreement to December 7, 2028, the Company agreed to register the resale of all of the Company’s Series B Preferred Stock held by the Stilwell Holders. Accordingly, on August 17, 2026, the Company and the Stilwell Holders entered into a third amendment to the Letter Agreement (the “Third Amendment to Letter Agreement”), pursuant to which the term of the Letter Agreement was further extended to December 7, 2028.

On August 17, 2026, the Company entered into a Registration Rights Agreement with the Stilwell Holders (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement pursuant to the Securities Act of 1933, as amended, to register the resale of 710,466 shares of the Company’s Series B Preferred Stock representing all of the Company’s Series B Preferred Stock held by the Stilwell Holders.

Investment securities - related party

The Company has investments held with SAI, a related party. For the three and nine months ended September 30, 2026, the investment fees described in Note 4 were $0.2 million and $0.5 million, respectively. For the three and nine months

Wheeler Real Estate Investment Trust, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

ended September 30, 2025, the investment fees described in Note 4 were $0.2 million and $0.5 million, respectively. See Note 4 for additional details.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company had exchanges of its Common Stock for its Series B Preferred Stock and Series D Preferred Stock with the Stilwell Investors during the nine months ended September 30, 2026. See Note 10 for additional details.

13. Subsequent Events

Cumulative Series D Preferred Stock Redemption Information

The Company has processed 5,450 shares of Series D Preferred Stock subsequent to September 30, 2026. Accordingly, the Company has issued 7,688 shares of Common Stock in settlement of an aggregate redemption price of approximately $0.2 million.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company agreed to issue an aggregate amount of 1,537,396 shares of Common Stock to unaffiliated holders of the Company’s securities in separate exchanges for an aggregate amount of 22,733 shares of the Series D Preferred Stock and 224,841 shares of the Series B Preferred Stock.

Adjustment to Conversion Price of Convertible Notes

As a result of the October 2026 Series D Preferred Stock redemptions the conversion price was further adjusted for the Convertible Notes to approximately $16.36 per share of the Company’s Common Stock (approximately 1.53 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

Subscription Agreements and Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

In October 2026, the Company entered into subscription agreements with certain investors pursuant to which the Company issued 50,000 shares of its Series D Preferred Stock. The issuances were made in consideration for 75,000 shares of Cedar Series C Preferred Stock, held by such investors. Immediately following the closing of the transactions, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired.

Property Held For Sale Subsequent to September 30, 2026

On October 23, 2026, the Company classified Rivergate Shopping Center as held for sale.

SAI investment subscription - Related Party

On October 26, 2026, the Company subscribed for an additional investment in the amount of $5.0 million for limited partnership interests in SAI.

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

As of September 30, 2026, the Company, through the Operating Partnership, owned and operated fifty-nine properties, including fifty-six retail shopping centers and three undeveloped properties in South Carolina, Georgia, Virginia, Pennsylvania, North Carolina, New Jersey, Florida, Connecticut, Kentucky, Tennessee, Massachusetts, Alabama, Maryland and West Virginia. This list includes the properties acquired through the Cedar Acquisition.

The Company’s portfolio of properties is dependent upon regional and local economic conditions, and is geographically concentrated in the Mid-Atlantic, Southeast and Northeast, which markets represent approximately 47%, 44% and 9% respectively, of the total annualized base rent of the properties in its portfolio as of September 30, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

June 2022 Term Loan

For the nine months ended September 30, 2026, the Company made principal payments in the aggregate amount of $5.7 million on the June 2022 Term Loan using proceeds from the dispositions of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Surrey Plaza and Georgetown. See Note 3 to the condensed consolidated financial statements for additional details. For the nine months ended September 30, 2026, the Company paid loan prepayment premiums in the aggregate amount of $0.1 million in connection with the June 2022 Term Loan paydowns.

Tuckernuck Loan Payoff

On February 19, 2026 the Company paid in full the remaining principal balance of $4.4 million on the Tuckernuck loan from operating cash flows.

Warrants and the Amended and Restated Warrants

In February 2026, the Warrants were amended and restated. The Amended and Restated Warrants were exercisable, in whole or in part (and at any time), for an aggregate number of shares of Common Stock representing 12% of the Common Stock outstanding on the date of any exercise (less the aggregate number of shares of Common Stock previously issued as a result of any partial exercise) at an exercise price of $0.01 per share. The Amended and Restated Warrants were exercised in whole on March 24, 2026, and the Company issued 13 shares of Common Stock upon the exercise of the Amended and Restated Warrants for net proceeds of $2 thousand, resulting in a $0.2 million loss, which is the excess amount of fair value of the Amended and Restated Warrants issued over the net proceeds received, included in "other expense" on the condensed consolidated statements of operations.

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

The January 2026, April 2026, June 2026, July 2026, August 2026, September 2026, and October 2026 Reverse Stock Splits were effected on January 16, 2026, April 17, 2026, June 17, 2026, July 27, 2026, August 26, 2026, September 21, 2026, and October 29, 2026, respectively, at reverse stock split ratios of one-for-three, one-for-three, one-for-four, one-for-five, one-for-four, one-for-nine, and one-for-six, respectively. The par value of each share of Common Stock remained unchanged after the reverse stock split. No fractional shares were issued in connection with any reverse stock split. Stockholders who would have otherwise been issued a fractional share of the Company’s Common Stock as a result of the reverse stock split instead received a cash payment in lieu of such fractional share in an amount equal to the applicable fraction multiplied by the closing price of the Company’s Common Stock on Nasdaq on the effective date thereof, without any interest.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

During the nine months ended September 30, 2026, the Company issued an aggregate amount of 234,650 shares of its Common Stock to holders of its securities in exchange for a total of 803,302 shares of its Series B Preferred Stock and a total of 138,411 shares of its Series D Preferred Stock, retiring $25.8 million in preferred stock liquidation value. The Company intends to continue to opportunistically exchange shares of its Common Stock for its Series B Preferred Stock and/or its Series D Preferred Stock with the holders thereof as an additional strategy to reduce the outstanding number of each security, enhance the Company's financial stability and optimize its capital allocation.

The fair value of the Common Stock issued in exchange for Preferred Stock was less than the carrying value of the Preferred Stock retired in those transactions resulting in $3.2 million and $4.3 million for the three and nine months ended September 30, 2026, respectively, recognized as a deemed contribution within accumulated deficit in the condensed consolidated balance sheets, with such deemed contributions included as a component of net (loss) income attributable to common shareholders in the condensed consolidated statements of operations.

Registration of Series B Preferred Stock

On September 11, 2026, the registration statement on Form S-11 (File No. 333-298634) filed by the Company on August 28, 2026 was declared effective by the Securities and Exchange Commission (the "SEC"), and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Series B Prospectus"). The Series B Prospectus relates to the registration by the Company of 710,466 shares of our Series B Preferred Stock.

Series D Preferred Stock - Redemptions

During the nine months ended September 30, 2026, the Company processed redemptions of an aggregate of 68,047 shares of Series D Preferred Stock from the holders thereof. Accordingly, the Company issued 8,742 shares of Common Stock in settlement of an aggregate redemption price of approximately $2.8 million.

At September 30, 2026, the Company had received requests to redeem 5,450 shares of Series D Preferred Stock with respect to the October 2026 Holder Redemption Date. As such, the redemption of these shares of the Series D Preferred Stock is considered certain at September 30, 2026 and the liquidation value associated with these shares of $0.2 million is presented as a liability in the accompanying condensed consolidated balance sheet.

On July 2, 2026, the registration statement on Form S-11 (File No. 333-296944) filed by the Company on June 22, 2026 was declared effective by the SEC, and the Company filed with the SEC the related final prospectus pursuant to Rule 424(b) (the "Redemption Prospectus"). The Redemption Prospectus relates to the issuance from time to time by the Company of up to 100,090,365 shares of our Common Stock (not restated for any subsequent Reverse Stock Splits) upon redemptions of Series D Preferred Stock.

Convertible Notes

As of September 30, 2026, the conversion price for the Convertible Notes was approximately $29.08 per share of the Company’s Common Stock (approximately 0.86 shares of Common Stock for each $25.00 of principal amount of the Convertible Notes being converted).

For the Nine Months Ended September 30,	Series B Preferred Stock number of shares (1)	Series D Preferred Stock number of shares (1)	Convertible Note interest at 7% coupon	Fair value adjustment	Interest expense
2026	—	49,618	$1,540	$759	$2,299
2025	—	58,118	$1,593	$926	$2,519
(1) Shares issued as interest payment on Convertible Notes.

Subscription Agreements, Issuance of Series D Preferred Stock and Noncontrolling Interest Contributions

During the nine months ended September 30, 2026, the Company entered into subscription agreements with certain investors pursuant to which the Company issued an aggregate 281,666 shares of its Series D Preferred Stock in consideration for an aggregate 436,000 shares of Cedar Preferred Stock held by such investors. Immediately following the closing of each transaction, the Company contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired.

Management evaluated the transactions under ASC 845, Nonmonetary Transactions, and determined that the fair value of the Series D Preferred Stock issued was approximately the fair value of the Cedar Preferred Stock received as consideration. No gain or loss was recognized as a result of these transactions. The fair value of the Cedar Preferred Stock received and retired is compared to its carrying value, and as a result the Company recognized $0.0 million and $4.1 million in deemed distributions included in "deemed distribution related to noncontrolling interests" on the condensed consolidated statements of operations, during the three and nine months ended September 30, 2026, respectively.

Related Party Transactions

Management and Leasing Services for Cedar

The Company performs property management and leasing services for Cedar, a subsidiary of the Company. During the three and nine months ended September 30, 2026, Cedar paid the Company $0.8 million and $1.5 million for these services, respectively.

Related party amounts due to the Company from Cedar for financing and real estate taxes, management fees, leasing commissions and Cost Sharing Agreement allocations were $11.1 million and $11.3 million as of September 30, 2026 and December 31, 2025, respectively, and have been eliminated for consolidation purposes.

Investment in Stilwell Activist Investments, L.P.

As of September 30, 2026, the net asset value of the Company’s SAI investment was $30.5 million which includes $25.5 million from prior subscriptions, including the subscription for $5.0 million on May 28, 2026. For the three and nine months ended September 30, 2026, the Company recorded unrealized holding gains of $0.5 million and $1.1 million, respectively, through other comprehensive (loss) income, net of investment fees. For the three and nine months ended September 30, 2026, the investment fees were $0.2 million and $0.5 million, respectively. See Note 4 to the accompanying condensed consolidated financial statements for additional details.

Exchanges of Series B Preferred Stock and Series D Preferred Stock for Common Stock

The Company had exchanges of its Common Stock for its Series B Preferred Stock and Series D Preferred Stock with the Stilwell Investors. See Note 10 to the accompanying condensed consolidated financial statements for additional details.

Third Amendment to Letter Agreement; Registration Rights Agreement

On August 17, 2026, the Company entered into the Registration Rights Agreement and the Third Amendment to Letter Agreement with the Stilwell Holders. See Note 12 to the accompanying condensed consolidated financial statements for additional details.

Preferred Dividends

At September 30, 2026, the Company had accumulated undeclared dividends of $27.1 million ($16.58 per share) to holders of shares of our Series D Preferred Stock of which $1.7 million ($1.00 per share) and $4.9 million ($2.99 per share) is attributable to the three and nine months ended September 30, 2026, respectively.

New Leases and Leasing Renewals

The following table presents selected lease activity statistics for our properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Property Data(1):
Number of retail shopping centers owned and leased, end of period	56	66	56	66
Aggregate gross leasable area, end of period	6,780,364	7,436,018	6,780,364	7,436,018

Renewals:
Leases renewed with rate increase (sq feet)	160,863	129,918	485,912	494,380
Leases renewed with rate decrease (sq feet)	—	—	—	—
Leases renewed with no rate change (sq feet)	—	70,565	62,000	155,608
Total leases renewed (sq feet)	160,863	200,483	547,912	649,988

Leases renewed with rate increase (count)	41	36	100	103
Leases renewed with rate decrease (count)	—	—	—	—
Leases renewed with no rate change (count)	—	5	1	9
Total leases renewed (count)	41	41	101	112

Option exercised (count)	5	9	26	25

Renewal Rent Spread (per sq foot) (2)	$2.31	$1.26	$1.69	$1.18

Renewal Rent Spread (2)	20.7%	10.6%	14.6%	11.9%

New Leases:
New leases (sq feet)	24,443	47,930	104,998	156,027
New leases (count)	7	9	28	32
Weighted average rate (per sq foot)	$18.90	$12.21	$16.19	$13.72

New Rent Spread (2)	149.6%	19.7%	55.6%	24.4%

(1)    Excludes the undeveloped land parcels.
(2)     Lease data presented is based on average rate per square foot over the renewed or new lease term ("Rent Spread").

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included in this Form 10-Q.

Critical Accounting Policies and Estimates

In preparing the condensed consolidated financial statements, we have made estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results may differ from these estimates. A summary of our critical accounting estimates and policies is included in our 2025 Form 10-K under "Management’s Discussion and Analysis of Financial Condition and Results of Operations." During the nine months ended September 30, 2026, there have been no significant changes to these estimates and policies previously disclosed in our 2025 Form

10-K. For disclosure regarding recent accounting pronouncements and the anticipated impact they will have on our operations, please refer to Note 2 of the condensed consolidated financial statements included in this Form 10-Q.

Results of Operations

Quarter-To-Date Comparison

	Three Months Ended September 30,		Changes
	2026	2025	Dollars	Percent
Revenues	$23,158	$23,821	$(663)	(2.8)%
Property operating expense	(7,566)	(7,819)	253	3.2%
Property operating income	15,592	16,002	(410)	(2.6)%
Depreciation and amortization	(5,031)	(5,612)	581	10.4%
Impairment charges	(305)	(2,490)	2,185	87.8%
Corporate general & administrative	(2,327)	(2,404)	77	3.2%
Loss on disposal of properties, net	—	(3)	3	n/a
Interest income	244	290	(46)	(15.9)%
Interest expense	(7,192)	(7,853)	661	8.4%
Net changes in fair value of derivative liabilities	(6,768)	14,989	(21,757)	(145.2)%
Gain on preferred stock redemptions	327	176	151	85.8%
Other expense	(398)	(113)	(285)	(252.2)%
Income tax expense	(1)	—	(1)	n/a
Net (Loss) Income	$(5,859)	$12,982	$(18,841)	(145.1)%

Revenues were lower primarily as a result of (1) a decrease of $1.6 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $0.5 million in market lease amortization and straight line rent, partially offset by (3) an increase of $1.4 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.8 million in operating expenses attributable to sold properties, partially offset by (2) an increase of $0.2 million in real estate taxes, (3) an increase of $0.2 million in utilities, and (4) an increase of $0.1 million in grounds and landscaping.

Depreciation and amortization were lower primarily as a result of properties sold in 2025 and 2026.

Impairment was recorded for Rivergate Shopping Center, located in Macon, Georgia, and Carll's Corner, located in Bridgeton, New Jersey in 2026 and 2025, respectively.

Corporate general and administrative were lower primarily as a result of a decrease of $0.1 million in salaries.

Interest expense decreased 8.4%. Below is a comparison of the components which make up interest expense (in thousands):

	Three Months Ended September 30,		Changes
	2026	2025	Dollars	Percent
Property debt interest - excluding Cedar debt	$4,111	$4,331	$(220)	(5.1)%
Convertible Notes interest (1)	513	513	—	—%
Amortization of deferred financing costs	525	561	(36)	(6.4)%
Variable-rate lines of credit (2)	78	212	(134)	(63.2)%
Property debt interest - Cedar	1,965	2,236	(271)	(12.1)%
Total Interest Expense	$7,192	$7,853	$(661)	(8.4)%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

Net changes in the fair value of derivative liabilities were a $6.8 million loss for the three months ended September 30, 2026, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair value of the Common Stock issued on redemptions of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the three months ended September 30, 2026 and 2025, the Company realized a gain of $0.3 million and $0.2 million in the aggregate, respectively, as a result of the fair value of the Common Stock issued in these transactions being less than the carrying value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $0.4 million for the three months ended September 30, 2026, which primarily consisted of capital structure costs, including expenses incurred in connection with the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, the registration of our Series B Preferred Stock and Reverse Stock Splits. Other expenses were $0.1 million for the three months ended September 30, 2025, which primarily consisted of capital structure costs, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

Year-To-Date Comparison

The following table presents a comparison of the condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,		Changes
	2026	2025	Dollars	Percent
Revenues	$69,641	$74,276	$(4,635)	(6.2)%
Property operating expense	(22,826)	(24,497)	1,671	6.8%
Property operating income	46,815	49,779	(2,964)	(6.0)%
Depreciation and amortization	(15,352)	(17,621)	2,269	12.9%
Impairment charges	(1,895)	(2,490)	595	23.9%
Corporate general & administrative	(8,386)	(7,953)	(433)	(5.4)%
Gain on disposal of properties, net	7,442	10,874	(3,432)	(31.6)%
Interest income	604	734	(130)	(17.7)%
Interest expense	(22,446)	(24,638)	2,192	8.9%
Net changes in fair value of derivative liabilities	(2,572)	6,252	(8,824)	(141.1)%
Loss on conversion of Convertible Notes	—	(902)	902	n/a
Gain on preferred stock redemptions	617	1,222	(605)	(49.5)%
Other expense	(2,108)	(876)	(1,232)	(140.6)%
Income tax expense	(3)	(26)	23	88.5%
Net Income	$2,716	$14,355	$(11,639)	(81.1)%

Revenues were lower primarily as a result of (1) a decrease of $4.5 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to sold properties, (2) a decrease of $1.9 million in market lease amortization and straight line rent, partially offset by (3) an increase of $1.8 million in rental revenues and tenant reimbursements, net of credit adjustments on operating lease receivables, attributable to Same-Properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $2.7 million in operating expenses attributable to sold properties, partially offset by (2) an increase of $0.4 million in real estate taxes, (3) an increase of $0.2 million in insurance, (4) an increase of $0.2 million in utilities and (5) an increase of $0.2 million in repairs and maintenance.

Depreciation and amortization were lower primarily as a result of properties sold in 2025 and 2026.

Impairment was recorded for Rivergate Shopping Center, located in Macon, Georgia, and Carll's Corner, located in Bridgeton, New Jersey in 2026 and 2025, respectively.

Corporate general and administrative were higher primarily as a result of an increase of $0.4 million in professional fees.

Gain on disposal of properties, net relates to the sale of six retail shopping centers and one outparcel sold in 2026 and six retail shopping centers sold in 2025.

Interest income was lower primarily as a result of lower average cash balances in 2026.

Interest expense decreased 8.9%. Below is a comparison of the components which make up interest expense (in thousands):

	Nine Months Ended September 30,		Changes
	2026	2025	Dollars	Percent
Property debt interest - excluding Cedar debt	$12,345	$13,002	$(657)	(5.1)%
Convertible Notes interest (1)	2,299	2,519	(220)	(8.7)%
Loan prepayment premium	123	569	(446)	(78.4)%
Amortization of deferred financing costs	1,621	2,038	(417)	(20.5)%
Variable-rate lines of credit (2)	227	348	(121)	(34.8)%
Property debt interest - Cedar	5,831	6,162	(331)	(5.4)%
Total Interest Expense	$22,446	$24,638	$(2,192)	(8.9)%
(1) Includes the fair value adjustment for the paid-in-kind interest.
(2) Includes the April 2025 Cedar Bridge Loan and the August 2025 Cedar Credit Facility.

The above decrease in property debt interest inclusive of Cedar debt was $1.0 million a result of (1) a decrease of $0.8 million due to a decrease in the average principal debt balance and (2) a decrease of $0.2 million due to a decrease in the overall average interest rate.

Net changes in the fair value of derivative liabilities were a $2.6 million loss for the nine months ended September 30, 2026, which represents a non-cash adjustment from a change in the fair value, primarily related to the conversion rate on the Convertible Notes relative to market trade prices of the Convertible Notes and Common Stock. See Note 7 to the accompanying condensed consolidated financial statements for additional details.

Gain on preferred stock redemptions is a result of the fair value of the Common Stock issued on redemptions of the Company's Preferred Stock compared to the Preferred Stock's carrying value. During the nine months ended September 30, 2026 and 2025, the Company realized a gain of $0.6 million and $1.2 million in the aggregate, respectively, as a result of the fair value of the Common Stock issued in these transactions being less than the carrying value of the Preferred Stock retired.

Other expense represents expenses which are non-operating in nature. Other expenses were $2.1 million for the nine months ended September 30, 2026, which primarily consisted of $0.5 million in fees paid in connection with the Amended and Restated Warrants, a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement and other capital structure costs, including the registration of the offer and sale of the shares of our Common Stock issuable upon exercise of the Amended and Restated Warrants, the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, the registration of our Series B Preferred Stock and expenses incurred in connection with the Reverse Stock Splits. Other expenses were $0.9 million for the nine months ended September 30, 2025, which primarily consisted of capital structure costs, including the registration of our Common Stock to issue in settlement of Series D Preferred Stock redemptions, expenses incurred in connection with the Reverse Stock Splits and redemptions of the Series D Preferred Stock by holders thereof.

Same-Property Net Operating Income

Same-property net operating income ("Same-Property NOI") is a widely-used non-GAAP financial measure for REITs. The Company believes that Same-Property NOI is a useful measure of the Company's property operating performance. The Company defines Same-Property NOI as property revenues (rental and other revenues) less property and related expenses (property operation and maintenance and real estate taxes). Because Same-Property NOI excludes above (below) market lease amortization, straight-line rents, general and administrative expenses, depreciation and amortization, gain or loss on sale or capital expenditures and leasing costs and impairment charges, it provides a performance measure, that when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact to operations from trends in occupancy rates, rental rates and operating costs, providing perspective not immediately apparent from operating income. The Company uses Same-Property NOI to evaluate its operating performance since Same-Property NOI allows the Company to evaluate the impact of factors, such as occupancy levels, lease structure, lease rates and tenant base, have on the Company's results, margins and returns. Properties are included in Same-Property NOI if they are owned and operated for the entirety of both periods being compared ("Same-Property" or "Same-Properties"). Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from Same-Property NOI.

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

The following table is a reconciliation of Same-Property NOI from operating income (the most directly comparable GAAP financial measure, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Income	$7,929	$5,493	$28,624	$32,589
Add (deduct):
Loss (Gain) on disposal of properties, net	—	3	(7,442)	(10,874)
Corporate general & administrative	2,327	2,404	8,386	7,953
Impairment charges	305	2,490	1,895	2,490
Depreciation and amortization	5,031	5,612	15,352	17,621
Straight-line rents	(121)	(466)	(571)	(1,613)
Above (below) market lease amortization, net	(398)	(558)	(1,118)	(1,983)
Other non-property revenue	(17)	(10)	(40)	(68)
NOI related to properties not defined as Same-Property	21	(724)	(410)	(2,195)
Same-Property Net Operating Income	$15,077	$14,244	$44,676	$43,920

Total Same-Property NOI was $15.1 million and $14.2 million for the three months ended September 30, 2026 and 2025, respectively, representing an increase of 5.8% due to a 6.6% increase in property revenue, partially offset by a 8.0% increase in property expenses.

Total Same-Property NOI was $44.7 million and $43.9 million for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of 1.7% due to a 2.8% increase in property revenue, partially offset by a 5.0% increase in property expenses.

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
A reconciliation of net (loss) income to FFO available to common stockholders and AFFO is shown in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss) income	$(5,859)	$12,982	$2,716	$14,355
Depreciation and amortization of real estate assets	5,031	5,612	15,352	17,621
Impairment charges	305	2,490	1,895	2,490
Loss (gain) on disposal of properties, net	—	3	(7,442)	(10,874)
FFO	(523)	21,087	12,521	23,592
Preferred stock dividends - undeclared	(1,711)	(1,591)	(4,985)	(5,101)
Dividends on noncontrolling interests preferred stock	(1,116)	(1,455)	(3,449)	(4,766)
Preferred stock accretion adjustments	22	21	65	65
FFO available to common stockholders	(3,328)	18,062	4,152	13,790
Other non-recurring and non-cash expenses	—	(4)	1,129	569
Net changes in fair value of derivative liabilities	6,768	(14,989)	2,572	(6,252)
Loss on conversion of Convertible Notes	—	—	—	902
Gain on Preferred Stock redemptions	(327)	(176)	(617)	(1,222)
Straight-line rental revenue, net straight-line expense	(143)	(485)	(637)	(1,669)
Deferred financing cost amortization	525	561	1,621	2,038
Paid-in-kind interest	—	—	1,786	2,006
Above (below) market lease amortization, net	(398)	(558)	(1,118)	(1,983)
Recurring capital expenditures tenant improvement reserves	(339)	(371)	(1,017)	(1,115)
AFFO	$2,758	$2,040	$7,871	$7,064

Weighted Average Common Shares	48,459	3	16,464	1
FFO per Common Share	$(68.68)	$6,020,666.67	$252.19	$13,790,000.00
AFFO per Common Share	$56.91	$680,000.00	$478.07	$7,064,000.00

Other non-recurring and non-cash expenses are costs of the Company that we believe will not be incurred on a go-forward basis. Other non-recurring expenses were $0.0 million for each of the three months ended September 30, 2026 and 2025. Other non-recurring expenses were $1.1 million for the nine months ended September 30, 2026, a result of $0.5 million fees paid related to the Amended and Restated Warrants, a $0.2 million loss on the exercise of the Amended and Restated Warrants, $0.4 million related to the Aquino Settlement and loan prepayment premiums. Other non-recurring expenses were $0.6 million for the nine months ended September 30, 2025, a result of loan prepayment premiums.

Macroeconomic Considerations

Evolving macroeconomic conditions, including global macroeconomic challenges such as changes in trade policies, sanctions, treaties, tariffs, regulatory requirements, energy and fuel costs, uncertainty in the financial markets, economic instability and fluctuations in inflation and interest rates, may affect our business. Substantially all of the Company’s leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes, insurance and many of the operating expenses it incurs. In addition, many of our leases are for terms of less than ten years, which permits us to seek increased rents upon re-rental at market rates. However, significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

Liquidity and Capital Resources

At September 30, 2026, our consolidated cash, cash equivalents and restricted cash totaled $63.6 million compared to consolidated cash, cash equivalents and restricted cash of $56.9 million at September 30, 2025. Cash flows from operating activities, investing activities and financing activities were as follows (in thousands):

	Nine Months Ended September 30,		Changes
	2026	2025	Dollars	Percent
Operating activities	$19,737	$18,764	$973	5.2%
Investing activities	10,510	20,897	(10,387)	(49.7)%
Financing activities	(15,292)	(43,474)	28,182	64.8%

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $17.6 million and $19.9 million for 2026 and 2025, respectively, primarily due to (1) a decrease of $1.8 million in NOI related to properties not defined as Same-Property, (2) an increase of $1.0 million in other expense primarily due to fees related to the Amended and Restated Warrants, the Aquino Settlement and capital structure costs, (3) an increase of $0.4 million in corporate general and administrative expense, partially offset by (4) an increase of $0.8 million in Same-Property NOI and (5) a decrease of $0.8 million in cash paid for interest expense.

Investing Activities

Our cash flows from investing activities decreased $10.4 million, primarily due to (1) the proceeds from the sale of seven properties sold in 2026 and the six property sales during the nine months ended September 30, 2025 and (2) a $5.0 million investment subscription with SAI in 2026 compared to no investment subscription during the nine months ended September 30, 2025, partially offset by (3) the decrease in capital expenditures of $6.4 million.

Financing Activities

Our cash flows used in financing activities were $15.3 million for the nine months ended September 30, 2026, compared to cash flows used in financing activities of $43.5 million for the comparable period in 2025.

Financing activities during the nine months ended September 30, 2026 primarily consisted of:

Cash outflows:
•$5.7 million payment on June 2022 Term Loan related to the sale of Moncks Corner, Ridgeland, an outparcel at St. George Plaza, Darien Shopping Center, Georgetown, and Surrey Plaza;
•$4.4 million payoff of the Tuckernuck loan;
•$3.5 million for distributions paid on noncontrolling interests;
•$1.6 million scheduled loan principal payments on debt; and
•$0.1 million for loan prepayment premiums.

Financing activities during the nine months ended September 30, 2025 primarily consisted of:

Cash inflows:
•$10.3 million loan proceeds a result of the August 2025 Cedar Credit Facility; and
•$10.0 million loan proceeds a result of the April 2025 Cedar Bridge Loan

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

The Company continues to endeavor to manage its debt prudently with the objective of achieving a conservative capital structure and minimizing leverage within the Company. Our debt balances, excluding unamortized debt issuance costs, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Fixed-rate notes	$465,233	$476,875
Variable-rate lines of credit	5,966	5,966
Total debt	$471,199	$482,841

The weighted average interest rate and term of our fixed-rate debt were 5.6% and 5.9 years, respectively, at September 30, 2026. The weighted average interest rate and term of our fixed-rate debt were 5.6% and 6.9 years, respectively, at September 30, 2025. As of September 30, 2026, the Company has $2.3 million of debt maturing during the twelve months ending September 30, 2027. While we anticipate being able to refinance all the loans at reasonable market terms upon maturity, our inability to do so may materially impact our financial position and results of operations. See Note 6 to the accompanying condensed consolidated financial statements for additional mortgage indebtedness details.

Material Cash Requirements, Contractual Obligations and Commitments

Our expected material cash requirements for the twelve months ending September 30, 2027 and thereafter are comprised of (i) contractually obligated expenditures; (ii) other essential expenditures; (iii) other investments; and (iv) repurchases of noncontrolling interests.

The primary liquidity needs of the Company, in addition to the funding of our ongoing operations, at September 30, 2026 are $2.3 million in principal and regularly scheduled payments due in the twelve months ending September 30, 2027 as described in Note 6 in the accompanying condensed consolidated financial statements.

In addition, the Company has $4.6 million outstanding construction commitments at September 30, 2026.

In addition to liquidity required to fund debt payments and construction commitments, we may incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants.

To meet these future liquidity needs, the Company:
•had $34.5 million in cash and cash equivalents at September 30, 2026;
•had $29.1 million held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes, insurance and includes $6.0 million to secure the April 2025 Cedar Bridge Loan at September 30, 2026; and
•intends to use cash generated from operations during the twelve months ending September 30, 2027.

For the three months ended September 30, 2026, the Company did not retire any shares of Cedar Series B Preferred Stock or any shares of Cedar Series C Preferred Stock. For the nine months ended September 30, 2026, the Company retired a total of 14,950 shares of Cedar Series B Preferred Stock and 421,050 shares of Cedar Series C Preferred Stock. Since 2024, the

Company repurchased and retired a total of 607,322 shares of Cedar Series B Preferred Stock and 3,191,828 shares of Cedar Series C Preferred Stock, which carried an aggregate liquidation value of $95.0 million, for approximately $53.4 million, including fees and expenses, and for 308,666 shares of Series D Preferred Stock. These repurchases were funded by asset sales, the April 2025 Cedar Bridge Loan and issuance of Series D Preferred Stock. The shares retired since 2024 will reduce future annual dividend payments by $6.3 million. The Company intends to continue repurchasing its Cedar Preferred Stock as both series are currently trading at a discount to their liquidation value, presenting a strategic opportunity to buy back shares at favorable prices. By reducing the number of shareholders eligible for dividend payments, the Company believes it can offset the net operating income lost from the recent sales of certain properties as it seeks to enhance its financial stability, strengthen its balance sheet, optimize its capital allocation and maximize shareholder value.

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

Series D Preferred Stock

As of September 30, 2026, the outstanding Series D Preferred Stock had an aggregate liquidation preference of approximately $40.8 million, with aggregate accrued and unpaid dividends in the amount of approximately $27.1 million, for a total liquidation value of $67.9 million. On a monthly basis, each holder of Series D Preferred Stock has the right, at such holder’s option, to request that the Company redeem any or all of such holder’s shares of Series D Preferred Stock.

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

Promissory Notes

On October 13, 2026, the Company entered into a Note Purchase Agreement (the "Initial Note Purchase Agreement") with an unaffiliated investor, pursuant to which the Company agreed to issue and sell to such investor a promissory note in the principal amount of $1.0 million. Following the execution of the Initial Note Purchase Agreement, the Company may enter into Note Purchase Agreements (together with the Initial Note Purchase Agreement, the "Note Purchase Agreements") with other investors providing for the issuance and sale of additional promissory notes on the same terms as the initial note. The promissory notes will be issued in the aggregate principal amount of up to $25.0 million. The promissory notes will mature on the 18-month anniversary of their issuance date, and will bear interest at a rate of 0.0% per annum. The Company will have the right to repay the outstanding principal amount of the promissory notes or any portion thereof in cash, at any time and without penalty.

The purchase price for each promissory note will be payable in shares of the Company’s Series D Preferred Stock.

Beginning on the first trading day following the date of a promissory note’s issuance and continuing on each subsequent trading day, the Company will make, in repayment of the promissory note, an amortization payment equal to 0.4% of the promissory note’s original principal amount (which percentage will be subject to adjustment by the Company). The Company will make these amortization payments by issuance of shares of Common Stock at a value equal to the closing price per share of the Common Stock on Nasdaq on the trading day immediately preceding the applicable amortization payment date. If such value is less than $0.25 per share of Common Stock, or if the amortization stock is not registered for resale on an effective registration statement, is not listed on Nasdaq, or is not DWAC eligible or is subject to a “DTC chill”, then the amortization payment will be made in cash.

In connection with the Initial Note Purchase Agreement, the Company also entered into a registration rights agreement with the initial investor, and will enter into registration rights agreements with any other promissory note investors on the same terms. Pursuant to the registration rights agreements, the Company will be required to file with the SEC a registration statement to register the resale of the Common Stock issuable pursuant to the promissory notes (the “Registration Statement”).

The Company’s obligation to close under the Note Purchase Agreements and to issue the promissory notes will be subject to (i) the approval by the Company’s stockholders of the issuance or potential issuance of more than 19.99% of outstanding shares of Common Stock pursuant to the promissory notes in accordance with Nasdaq Listing Rule 5635(d), and (ii) the effectiveness of the Registration Statement.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including ensuring that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of September 30, 2026 (the end of the period covered by this Form 10-Q) to provide reasonable assurance that information required to be disclosed by us in our filings under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Exchange Transactions

During the nine months ended September 30, 2026, the Company issued an aggregate of 234,650 shares of its Common Stock to holders of the Company’s securities in exchange for 803,302 shares of the Company's Series B Preferred Stock and 138,411 shares of the Company’s Series D Preferred Stock. The Company did not receive any cash proceeds as a result of the exchanges, and the shares of the Preferred Stock exchanged have been retired and cancelled. The Company issued the Common Stock in these transactions in reliance upon the exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act on the basis that the issuance of Common Stock constituted an exchange with existing holders of the Company’s securities, and no commission or other remuneration was paid or given directly or indirectly for soliciting such transactions.

Sales of Series D Preferred Stock

During the nine months ended September 30, 2026, the Company issued an aggregate of 281,666 shares of its Series D Preferred Stock to certain investors in consideration for 14,950 shares of Cedar Series B Preferred Stock and 421,050 shares of Cedar Series C Preferred Stock held by such investors. Immediately following the closing of each transaction, WHLR contributed the acquired Cedar Preferred Stock to Cedar and those shares were retired. The Company did not receive any cash proceeds as a result of the transactions. The Company issued Series D Preferred Stock in these transactions in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering.

All of the foregoing issuances of Common Stock and Series D Preferred Stock were made to "accredited investors."

See Note 10, Equity and Mezzanine Equity, to our condensed consolidated financial statements included in this Form 10-Q for additional details.

Issuer Purchases of Equity Securities

The Company had redemptions of its Series D Preferred Stock and exchanges of its Common Stock for its Series B Preferred Stock and Series D Preferred Stock during the three months ended September 30, 2026.

Period	Total number of shares of Series B Preferred Stock exchanged for Common Stock	Total number of shares Series D Preferred Stock redeemed or exchanged for Common Stock	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2026 to July 31, 2026	230,235	27,431	N/A	N/A	N/A
August 1, 2026 to August 31, 2026	245,893	35,768	N/A	N/A	N/A
September 1, 2026 to September 30, 2026	187,924	41,967	N/A	N/A	N/A

See Note 10, Equity and Mezzanine Equity, to our condensed consolidated financial statements included in this Form 10-Q for additional details.

Item 3.    Defaults Upon Senior Securities.

As of September 30, 2026, the Company had accumulated undeclared dividends of $27.1 million ($16.58 per share) to holders of shares of our Series D Preferred Stock, of which $1.7 million and $4.9 million are attributable to the three and nine months ended September 30, 2026, respectively.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement," as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Incorporated by Reference
Item	Title of Description	Form	Filing Date
3.1	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.2	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on January 14, 2026	Current Report on Form 8-K	January 14, 2026
3.3	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
3.4	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on April 13, 2026	Current Report on Form 8-K	April 13, 2026
3.5	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 12, 2026	Current Report on Form 8-K	June 12, 2026
3.6	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on June 12, 2026	Current Report on Form 8-K	June 12, 2026
3.7	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on July 22, 2026	Current Report on Form 8-K	July 22, 2026
3.8	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on July 22, 2026	Current Report on Form 8-K	July 22, 2026
3.9	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on August 21, 2026	Current Report on Form 8-K	August 21, 2026
3.10	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on August 21, 2026	Current Report on Form 8-K	August 21, 2026
3.11	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2026	Current Report on Form 8-K	September 17, 2026
3.12	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on September 17, 2026	Current Report on Form 8-K	September 17, 2026
3.13	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on October 26, 2026	Current Report on Form 8-K	October 26, 2026
3.14	Articles of Amendment of Wheeler Real Estate Investment Trust, Inc., filed with SDAT on October 26, 2026	Current Report on Form 8-K	October 26, 2026
4.1†	Form of Certificate of Common Stock of Wheeler Real Estate Investment Trust, Inc.
10.1	Third Amendment to Letter Agreement	Current Report on Form 8-K	August 21, 2026

10.2#	Registration Rights Agreement	Current Report on Form 8-K	August 21, 2026
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
† Filed or furnished herewith.
# Portions of this exhibit have been omitted in compliance with Item 601 of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WHEELER REAL ESTATE INVESTMENT TRUST, INC.

By:	/s/ Jason F. Simone	By:	/s/ Patrick Gundlach
	JASON F. SIMONE		PATRICK GUNDLACH
	Chief Financial Officer		Chief Accounting Officer
	(Principal Financial Officer)		(Principal Accounting Officer)

Date:	November 5, 2026